Form 10-K
period 2016-02-29
HELEN OF TROY LTD
filed 2016-04-29
CIK 916789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of August 31, 2015, based upon the closing price of the common shares as reported by The NASDAQ Global Select Market on such date, was approximately $2,386,142,154.

As of April 21, 2016 there were 27,752,690 common shares, $0.10 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this annual report will be set forth in and incorporated herein by reference into Part III of this report from the Company’s definitive Proxy Statement for the 2016 Annual General Meeting of Shareholders.

PART IV	Item 15.	Exhibits, Financial Statement Schedules	131

		Signatures	134

CERTAIN CONVENTIONS USED IN THIS REPORT

In this report and the accompanying consolidated financial statements and notes, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. We refer to the Company’s common shares, par value $0.10 per share, as “common stock.” References to “OXO” refer to the operations of OXO International and certain of its affiliated subsidiaries that comprise our Housewares segment. References to “Kaz” refer to the operations of Kaz, Inc. and its subsidiaries, which comprise a segment within the Company referred to as the Health & Home segment (formerly referred to as “Healthcare / Home Environment”). References to “Healthy Directions” refer to the operations of Healthy Directions, LLC and its subsidiaries, acquired on June 30, 2014, that comprise the Nutritional Supplements segment. Our Beauty Segment was formerly referred to as “Personal Care.” References to “EMEA” refer to the combined geographic markets of Europe, the Middle East and Africa. We use product and service names in this report for identification purposes only and they may be protected in the United States and other jurisdictions by trademarks, trade names, service marks, and other intellectual property rights of the Company and other parties. The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right. All trademarks, trade names, service marks, and logos referenced herein belong to their respective owners. References to “the FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to U.S. generally accepted accounting principles. References to “ASU” refer to the codification of GAAP in the Accounting Standards Updates issued by the FASB. References to “ASC” refer to the codification of GAAP in the Accounting Standards Codification issued by the FASB.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries of our Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the Securities and Exchange Commission (the "SEC"), in press releases, and in certain other oral and written presentations. Generally, the words "anticipates", "believes", "expects", "plans", "may", "will", "should", "seeks", "estimates", "project", "predict", "potential", "continue", "intends", and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct. Forward-looking statements are subject to risks that could cause them to differ materially from actual results. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We believe that these risks include but are not limited to the risks described in this report under Item 1A., “Risk Factors” and that are otherwise described from time to time in our SEC reports as filed. As described later in this report, such risks, uncertainties and other important factors include, among others:

•	our ability to deliver products to our customers in a timely manner and according to their fulfillment standards;

•	our relationships with key customers and licensors;

•	the costs of complying with the business demands and requirements of large sophisticated customers;

•	our dependence on the strength of retail economies and vulnerabilities to any prolonged economic downturn;

•	the retention and recruitment of key personnel;

•

expectations regarding our recent and future acquisitions, including our ability to realize anticipated cost savings, synergies and other benefits along with our ability to effectively integrate acquired businesses;

•	foreign currency exchange rate fluctuations;

•	disruptions in U.S., Euro zone, Venezuela, and other international credit markets;

•	risks associated with weather conditions, the duration and severity of the cold and flu season and other related factors;

•

our dependence on foreign sources of supply and foreign manufacturing, and associated operational risks including, but not limited to, long lead times, consistent local labor availability and capacity, and timely availability of sufficient shipping carrier capacity;

•	risks to the Nutritional Supplements segment associated with the availability, purity and integrity of materials used in the manufacture of vitamins, minerals and supplements;

•	the impact of changing costs of raw materials, labor and energy on cost of goods sold and certain operating expenses;

•	the geographic concentration and peak season capacity of certain U.S. distribution facilities increases our exposure to significant shipping disruptions and added shipping and storage costs;

•	our projections of product demand, sales and net income are highly subjective in nature and future sales and net income could vary in a material amount from such projections;

•	circumstances which may contribute to future impairment of goodwill, intangible or other long-lived assets;

•	the risks associated with the use of trademarks licensed from and to third parties;

•	our ability to develop and introduce a continuing stream of new products to meet changing consumer preferences;

•	increased product liability and reputational risks associated with the formulation and distribution of vitamins, minerals and supplements;

•	the risks associated with potential adverse publicity and negative public perception regarding the use of vitamins, minerals and supplements;

•	trade barriers, exchange controls, expropriations, and other risks associated with foreign operations;

•	debt leverage and the constraints it may impose on our cash resources and ability to operate our business;

•	the costs, complexity and challenges of upgrading and managing our global information systems;

•	the risks associated with information security breaches;

•	the increased complexity of compliance with a number of new government regulations as a result of adding vitamins, minerals and supplements to the Company’s portfolio of products;

•	risks associated with product recalls, product liability, other claims, and related litigation against us;

•	the risks associated with tax audits and related disputes with taxing authorities;

•	the risks of potential changes in laws, including tax laws, health insurance laws and regulations related to conflict minerals along with the costs and complexities of compliance with such laws; and

•	our ability to continue to avoid classification as a controlled foreign corporation.

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

•

Housewares. Our Housewares segment provides a broad range of innovative consumer products for the home. Product offerings include food preparation tools and appliances, gadgets, storage containers, cleaning, organization, baby and toddler care products. Key brands include OXO, OXO Good Grips, OXO Soft Works, OXO tot, OXO On and OXO SteeL.

•

Health & Home. The Health & Home segment focuses on healthcare devices such as thermometers, humidifiers, blood pressure monitors, and heating pads; water filtration systems; and small home appliances such as portable heaters, fans, air purifiers, and insect control devices. Key brands include Vicks, Braun, Honeywell, PUR, Febreze, Stinger, Duracraft, and SoftHeat.

•

Nutritional Supplements. Our Nutritional Supplements segment is a leading provider of premium branded vitamins, minerals and supplements, as well as other health products sold directly to consumers. Key brands include Omega Q Plus Resveratrol, Omega Q Plus, Probiotic Advantage, Vision Essentials, Total Cardio Cover, Joint Advantage Gold®, Triveratrol, Trilane, Berberine+GlucoDefense and OxyRub.

•

Beauty. Our Beauty segment’s products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid-, solid- and powder-based personal care and grooming products. Key brands include Revlon, Sure, Pert Plus, Infusium 23, Brut, Ammens, Hot Tools, Pro Beauty, Bed Head, Karina, Sea Breeze, and Gold ‘N Hot.

The Nutritional Supplements segment sells directly to consumers. Our other segments sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores, and specialty stores. In addition, the Beauty segment sells extensively through beauty supply retailers and wholesalers and the Health & Home segment sells certain of its product lines through medical distributors and other products through home improvement stores. We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the United States.

Fiscal Year 2016 Operating Initiatives

In fiscal year 2016, we made the following progress on key initiatives:

•

Brand Investment and Growth – Accelerating our growth was a high priority in fiscal year 2016. We have made significant progress executing the strategic priorities guiding our multi-year transformation, which led to organic sales growth in fiscal year 2016 of almost 3 percent despite foreign currency headwinds of over 2 percent. We made prudent investments in developing and launching new products, go-to-market plans and marketing activities for brands with leading positions or with the potential to grow share. We also intensified our focus on innovation, based on in-depth consumer and competitive research. Examples of progress made within each segment include:

o

Housewares. The Housewares segment sales grew almost 5 percent in fiscal year 2016, continuing its track record of strong organic growth. The segment’s growth was driven by product innovation, category extension, expanded shelf placement, and international growth. Housewares continued to leverage its expertise in innovation, product design and category development. The segment successfully introduced a number of new products including its innovative GreenSaver storage containers, which shipped in the Spring of 2015. GreenSaver, designed to extend the life of fresh produce, has been favorably received and is an example of a product that includes a higher-margin consumable with a repeat purchase cycle. This innovation also illustrates the benefits of increased collaboration across the Company, leveraging Health & Home segment expertise in the use of activated carbon, which is effective in preserving produce. We also launched new OXO On kitchen electrics, which leveraged expertise with electrical appliances in other segments and entered the metal bakeware category with products featuring thoughtful design details. Additionally, Housewares continues to expand existing categories, evidenced by the OXO Hand-Held Spiralizer, which turns vegetables and fruits into colorful salad toppings and a new OXO stainless steel professional cutlery line.

o

Health & Home. Our Health & Home business segment grew in fiscal year 2016 despite the impacts of a below average cold and flu season and significant foreign currency headwinds. Health & Home saw organic sales growth of almost 5 percent despite an approximately 3 percent negative foreign currency impact. The segment continued to expand its reach with several new thermometry products under the Braun brand, which were positively received in key markets. Consumer research indicated a desire to track and share temperature readings, so our new Vicks Smart Temp digital stick thermometer uses a smartphone app to connect wirelessly via Bluetooth to track and share temperatures for multiple users within a family. Another example of innovation is our new Vicks Sweet Dreams humidifier, building on the success of the Starry Night humidifier, which projects night scenes to calm parents and sick children as it provides relief from cough and cold symptoms. The segment also introduced a new identity for the PUR brand and is launching new faucet mount and pitcher water filtration systems in the latter half of fiscal year 2017. We believe that water quality has gained increased awareness in the U.S. and our PUR products are category leaders in contaminant removal. Finally, during fiscal year 2016, we acquired fully paid-up licenses of the Vicks VapoSteam inhalants and VapoPad scent pads, which strategically complements our U.S. humidifier and vaporizer business with consumable refills in both the liquid and pad form. The vast majority of Vicks VapoSteam and VapoPads are used in Vicks humidifiers, vaporizers and other health care devices already marketed by the segment. By combining the businesses of devices and consumables, we can give greater marketing focus to the category and invest in additional product development.

o

Nutritional Supplements. Our Nutritional Supplements business participates in the premium doctor-branded vitamins, minerals and supplements category using an education and content driven a direct-to-consumer distribution model. The segment is focused on acquiring new consumers through online and direct mail education and marketing, and continues to see significant growth in customer adoption of its continuity program, called AutoDelivery, whereby customers can place an order once that is automatically refilled based upon customer directed timing. The segment continues to work on new product introductions, while supporting its best-selling products from our established base of physicians. New products introduced in fiscal year 2016 include Probiotic Advantage Bifido Beadlets, MK-7 Artery Circulation and Super Healthy Prostate. We are also leveraging the segment’s ability to add new doctors and additional wellness areas. During the fiscal year we added Dr. Daniel Amen and Dr. Luigi Polla to our team. Dr. Amen is a nationally recognized brain health expert and NY Times best-selling author and Dr. Polla offers skin care expertise through his Alchimie Forever line from Switzerland. These investments contributed to growth in their respective areas, while others are creating a platform for future growth. During fiscal year 2016, we also completed the warehouse consolidation for Nutritional Supplements, one of our committed cost saving initiatives, which also brought more sophisticated direct-to-consumer fulfillment capabilities in-house.

o

Beauty. In fiscal year 2016 we reorganized the Beauty segment to stabilize the business and deliver consumer product innovation in pursuit of promising opportunities. We believe the business showed early signs of stability with organic growth of almost 1 percent in the face of a foreign currency headwind of over 2 percent. The reorganization included a streamlined approach to the retail and professional markets, unifying multiple sales and marketing organizations and key support functions such as finance, creative services and marketing. We added internal and external product design capability and selectively invested in new product development, while employing more efficient brand building by redirecting our marketing support based on quantitative marketing spend analysis. The first set of product and commercial initiatives delivered both innovation and improved marketing. In retail appliances, our new Revlon One-Step Hair Dryer and Styler, was inspired by women searching for convenience and speed. In professional appliances, stylists indicated that longer appliances would make a difference solving needs around longer hair, so under the Hot Tools professional brand, we launched extra-long versions of our straighteners and curling irons. Additionally, we re-launched our Pro Beauty Tools brand with new products and packaging that we believe appeals to consumers' demand for professional-grade products sold at retail. Finally, we eliminated lower performing products, which should improve our working capital efficiency and provides a platform for profitable growth.

•

Transforming the Organization – Our global shared services management structure consists of three shared service groups: Global Finance, Global Operations, and Global Legal, Human Resources and Corporate Communications. We continued to implement new initiatives in connection with this structure, including the establishment of a Global Leadership Council and made improvements in our information technology organization and architecture, which is critical to enabling operating efficiencies and best practices. Throughout fiscal year 2016, we brought new talent into the organization, including the additions of a new Global Human Resources Vice President and Chief Information Officer, and introduced a new compensation program designed to attract, retain and motivate top talent. We are also implementing additional best practices in a variety of areas such as demand planning, sourcing, distribution automation, and efficiency and inventory management.

•

Shareholder Friendly Policies – We are committed to acting in the best interests of shareholders. A key facet of our shareholder friendly policies is to leverage the strong cash flow generation of our business to make accretive acquisitions, as well as leverage the organic growth potential of our existing businesses. We effectively used our capital structure to make the Healthy Directions acquisition in June 2014 and the VapoSteam acquisition in March 2015. Shortly after the end of fiscal year 2016, we closed the acquisition of Hydro Flask, a leading designer, distributor and marketer of high performance insulated stainless steel food and beverage containers for active lifestyles. We also returned capital to shareholders by repurchasing $100 million of our common stock on the open market during fiscal year 2016. We will continue to use the strong cash flow generation of our business and the financial flexibility of our balance sheet to invest in our core business, search for accretive acquisitions, and consider return of capital to shareholders. We intend to improve our working capital efficiency through supply chain excellence and product rationalization, which we believe will further strengthen our balance sheet and free additional cash flow for capital transactions that benefit our shareholders.

Fiscal Year 2016 Developments

•

On March 31, 2015, the Company completed the acquisition of the Vicks VapoSteam U.S. liquid inhalant business from The Procter & Gamble Company (“P&G”), which includes a fully paid-up license of P&G’s Vicks VapoSteam inhalants. In a related transaction, the Company acquired a fully paid-up U.S. license of P&G’s Vicks VapoPad scent pads. Our VapoSteam operations are reported in the Health & Home segment. The vast majority of Vicks VapoSteam and VapoPads are used in Vicks humidifiers, vaporizers and other health care devices already marketed by the Company. The aggregate purchase price for the two transactions was approximately $42.75 million financed primarily with borrowings under our credit facility. The VapoSteam acquisition provided incremental net sales revenue of $7.99 million for the eleven months of operations included in fiscal year 2016. The VapoSteam business is highly seasonal with peak sales occurring in our third fiscal quarter.

•

In March 2015, we announced the introduction of a premium line of kitchen electrics under the OXO On brand. The initial line consists of motorized toasters, coffee makers, a coffee grinder, an electric kettle, an immersion blender, and a hand mixer. The line shipped initially in the U.S. offering several unique features, as well as thoughtful design elements based on OXO’s universal design ethos. We believe OXO On appliances will provide the simplicity, functionality, and thoughtfulness consumers have come to expect from the OXO brand. The line began shipments to retail stores in the third quarter of fiscal year 2016.

•

In August 2015, we repurchased 556,591 shares of our common stock in the open market at an average price of $89.93 per share for a total cost of $50 million. In January 2016, we repurchased 570,205 shares of our common stock in the open market at an average price of $87.69 per share for a total cost of $50 million.

•	During fiscal year 2016, we transitioned the Nutritional Supplements order fulfillment operations to our Southaven, Mississippi distribution facility.

•

During fiscal year 2016, we consolidated and reorganized our Beauty segment’s organizational structure, eliminating certain overlapping functions to more efficiently leverage our scale, better focus on consumer-centric innovation and best serve our professional and retail customers. The entire segment is now served by a common shared service structure for marketing, financial and other back-office support. We believe this is a critical step in our efforts to stabilize and ultimately grow the Beauty segment.

•	On November 12, 2015, the Company settled a lawsuit with its former CEO, which resulted in the payment of severance compensation due under his employment and separation agreements. The severance compensation was previously accrued and disclosed in fiscal year 2014 and was paid through the issuance of common shares of the Company on November 17, 2015. The Company also transferred ownership of a life insurance policy on the lives of its former CEO and his spouse as part of the settlement. As a result of the transfer of the policy and other expenses incurred in connection with the settlement, the Company recorded CEO succession costs of $6.71 million ($4.64 million after tax), or $0.16 per fully diluted share, in fiscal year 2016.

.

•

On January 22, 2016, a jury ruled against the Company in a case that involved claims by Exergen Corporation, headquartered in Watertown, MA. The case alleges patent infringement related to two forehead thermometer models sold by our subsidiary, Kaz USA, Inc., in the United States. Exergen was awarded damages of $14.6 million with respect to a period of approximately seven years of sales. The Company could be liable for payment of royalties on any future sales of the two products. As a result of the jury verdict, the Company recorded a fourth quarter charge, including legal fees and other related expenses, of $17.83 million ($17.79 million after tax). The outcome of the case is not yet final and the Company disagrees with the verdict, which will be subject to several post-trial motions and an appeal. The forehead thermometers involved in this case represent less than 1 percent of consolidated net sales for fiscal year 2016.

•

During fiscal year 2016, we recorded non-cash asset impairment charges of $6.00 million ($5.31 million after tax). The charges relate to a trademark in our Beauty segment, which was written down to its estimated fair value.

•

As further discussed in Note (2) to the accompanying consolidated financial statements and under Item. 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” we changed the rate used to re-measure our Venezuelan financial statements as of February 29, 2016 to the SIMADI rate of approximately 205 Bolivars per U.S. Dollar, which was the lowest rate in a three-tiered exchange system in place at the time. Shortly after the end of fiscal year 2016, the Venezuelan government introduced a new rate referred to as DICOM that is intended to be market-based and was initially set at a rate very similar to that of SIMADI. Absent further changes to the exchange systems, or unless future developments call for further changes, we intend to use DICOM to re-measure our financial statements on a go-forward basis. Consolidated net sales revenue includes sales for our operations in Venezuela of $21.97 and $10.31 million in fiscal years 2016 and 2015, respectively. Operating income (loss) in Venezuela was ($9.95) and $2.87 million in fiscal years 2016 and 2015, respectively. The fiscal year 2016 operating loss includes re-measurement related charges totaling $18.73 million. At the current DICOM exchange rate, we expect that fiscal year 2017 U.S. Dollar reported net sales and operating income from Venezuela will no longer be meaningful to our consolidated and Beauty segment results.

Recent Development

On March 18, 2016, the Company acquired Steel Technology, LLC, doing business as Hydro Flask (“Hydro Flask”). Hydro Flask is a leading designer, distributor and marketer of high performance insulated stainless steel food and beverage containers for active lifestyles. Hydro Flask adds a fast growing brand that has built equity among outdoor and active lifestyle enthusiasts with a product lineup, innovation pipeline and margin profile that complements, and will operate in, our Housewares segment. The acquisition extends the segment’s reach into the outdoor and athletic specialty, natural foods and e-commerce channels. Hydro Flask’s products have a carefully cultivated brand heritage rooted in the outdoor mecca of Bend, Oregon. The aggregate purchase price for the transaction was approximately $210 million in cash, subject to customary adjustments. The purchase price was funded with borrowings under our credit facility. Hydro Flask calendar year 2015 revenue was approximately $54 million.

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

•

Invest in our core businesses. We have developed a portfolio of brands that are clear market leaders or have a path to grow their market position in attractive categories. We believe that prudent investment in new products, new go-to-market plans and new marketing activities can grow them organically. During fiscal year 2016, we increased our investment in those brands with the most promising potential.

•

Strategic, disciplined mergers and acquisitions. We have a track record of successful acquisitions and are continually looking for new businesses and opportunities to expand in categories and geographies where we believe we have critical mass and can develop a competitive advantage. We also seek to increase our brand reach through new licensing opportunities. We constantly assess our full suite of businesses to ensure each is a good fit with our long-term plans.

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

•

Best in class shared services. We have developed an outstanding, diversified base of suppliers in North America, China and Mexico. We have also invested heavily in our distribution centers and information technology systems. We continuously strive to improve our existing supplier base and infrastructure, and to develop new manufacturing partners to ensure our products are innovative, on time, on cost, and on quality. We are applying similar disciplines and best practices to achieve operational excellence and leverage scale in our back-office functions including customer service, product development, finance, legal services, human resources, investor relations, and corporate communications.

•

Asset efficiency. As we manage our businesses for long-term growth and success in the marketplace, we are also looking to manage our overall base of assets and capital structure to increase shareholder value. We are focused on maximizing cash flow, controlling our costs, increasing the efficiency of the capital we deploy, and optimizing working capital assets such as inventory and accounts receivable through improved systems. We also seek to optimize our capital structure, with the selective use of leverage to invest in acquisitions and, where appropriate, provide a return of capital to shareholders.

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

TRADEMARKS, PATENTS AND PRODUCTS

We sell certain of our products under trademarks licensed from third parties. We also market products under a number of trademarks that we own. The following is a representative listing of some of the more important trademarks by segment and major product category:

SEGMENT	PRODUCT CATEGORY	OWNED TRADEMARKS	LICENSED TRADEMARKS
Housewares	Food Preparation and Storage	OXO®, Good Grips®, OXO On®
	Cleaning, Bath and Garden	SoftWorks®, OXO SteeL®
	Infant and Toddler	OXO tot®
Heath & Home	Healthcare	SoftHeat®, Protec®, SmartTemp®	Braun®, Vicks®
	Water Filtration	PUR®
	Home Environment	Duracraft®, Stinger®, Nosquito®	Honeywell®, Febreze®
Nutritional Supplements	Vitamins, Minerals and	Omega Q Plus Resveratrol®, Trilane®
	Supplements	Joint Advantage Gold®, OxyRub®,
Probiotic Advantage®, Triveratrol®,
Omega Q Plus®, Vision Essentials®,
Total Cardio Cover®,
Berberine+GlucoDefense®
Beauty	Retail and Professional	PRO Beauty Tools®, Karina®,	Revlon ®,
	Appliances and Accessories	Hot Tools®, Gold ‘N Hot®,	Vidal Sassoon®,
		Carel®, Comare®,	Dr. Scholls®,
		Shear Technology®, DCNL®	Bed Head®
	Grooming, Skin Care	Brut®, Infusium 23®,	Sea Breeze®
	and Hair Care	Pert Plus®, Sure®, Ammens®,
Ogilvie®, Final Net®

Licensed Trademarks

The Beauty and Health & Home segments depend upon the continued use of trademarks licensed under various agreements for a substantial portion of their net sales revenue. New product introductions under licensed trademarks require approval from the respective licensors. The licensors must also approve the product packaging. Many of our license agreements require us to pay minimum royalties, meet minimum sales volumes and some require us to make minimum levels of advertising expenditures. If we decide to renew upon expiration of their current terms, we may be required to pay renewal fees at the time of that election or we may be unable to renegotiate acceptable terms that will allow for renewal.

We believe our principal trademarks, both owned and licensed, have high levels of brand name recognition among retailers and consumers throughout the world. Through our favorable association with our licensors, we believe we have developed stable, enduring relationships that provide access to unique brands that complement our owned and internally developed trademarks. We believe all our brands have an established reputation for quality, reliability and value.

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

Products

We market and sell Housewares, Health & Home, Nutritional Supplements, and Beauty products that we acquire, design, formulate or otherwise develop. The following table summarizes the types of products we sell by business segment:

SEGMENT	PRODUCT CATEGORY	SIGNIFICANT PRODUCTS
Housewares	Food Preparation and Storage	Food preparation tools and gadgets, food storage containers, baking tools, bakeware, barware, salt and pepper grinders and mills, hydration products, small kitchen appliances, and storage and organization products
	Cleaning, Bath and Garden	Household cleaning sponges, brushes, brooms, mops, sinkware, soap dispensers, laundry and bathroom accesories, and gardening tools
	Infant and Toddler	Feeding and drinking products, cleaning tools, bath accessories, nursery accessories, and child seating
Health & Home	Healthcare	Thermometers, blood pressure monitors, humidifiers, heating pads, and hot/cold wraps
	Water Filtration	Faucet mount water filtration systems and pitcher based water filtration systems
	Home Environment	Air purifiers, heaters, fans, humidifiers, dehumidifiers, and insect control devices
Nutritional Supplements	Vitamins, Minerals and	Heart health supplements, digestive health supplements, multi-vitamins,
	Supplements	joint health supplements, blood sugar support supplements, sleep health supplements, topical skin care and safe beauty products, brain health supplements, vision health supplements, and topical analgesics
Beauty	Retail and Professional	Curling and straightening irons, hot air brushes, hand-held dryers, hard
	Appliances and Accessories	and soft-bonnet hair dryers, hair setters, facial/skin care appliances, foot care appliances, hair clippers and trimmers, mirrors, hair brushes, hair styling implements, and decorative hair accessories
	Grooming, Skin Care	Liquid hair styling products, treatments and conditioners, shampoos,
	and Hair Care	liquid and/or medicated skin care products, fragrances, deodorants, and antiperspirants

Innovation is a core strategy of the Company. We continue to develop new products, respond to market innovations and enhance existing products with the objective of improving our market positions. Overall, in fiscal year 2016, we shipped approximately 325 new products across all of our categories. Currently, approximately 300 additional new products are in our product development pipeline for expected introduction in fiscal year 2017.

SALES AND MARKETING

We market our products in approximately 84 countries throughout the world. Sales within the United States comprised approximately 80, 79 and 77 percent of total net sales revenue in fiscal years 2016, 2015 and 2014, respectively. Our segments primarily sell their products through mass merchandisers, drugstore chains, warehouse clubs, home improvement stores, catalogs, grocery stores, specialty stores, beauty supply retailers, e-commerce retailers, wholesalers, and various types of distributors, as well as directly to consumers. We collaborate extensively with our retail customers and in many instances produce specific versions of our product lines with exclusive designs and packaging for their stores, which are appropriately priced for their respective customer bases. We market products principally through the use of outside sales representatives and our own internal sales staff, supported by our internal marketing, category management, engineering, creative services, and customer and consumer service staff. These groups work closely together to develop pricing and distribution strategies, to design packaging and to help develop product line extensions and new products.

The Nutritional Supplements segment sells directly to consumers through highly targeted catalog and other printed collateral mailings, internet websites and direct response print, radio and television media. The segment also sells over the telephone through a number of customer call centers. The segment maintains exclusive development and marketing relationships with several medical and wellness professionals, who provide research and advocacy for Company products and are key components of its marketing and customer outreach programs. The Nutritional Supplements segment does not have any material formal relationships with any re-distributors, nor does it maintain any field sales force outside of its call centers.

The companies from whom we license many of our brand names promote those names extensively. The Honeywell, Braun, Vicks, Febreze, Revlon, Vidal Sassoon, Dr. Scholl's, Scholl, Bed Head, and Toni&Guy trademarks are widely recognized because of the licensors’ advertising and the sale of a variety of products in categories other than ours. We believe we benefit from the name recognition associated with a number of our licensed trademarks and seek to further improve the name recognition and perceived quality of all trademarks under which we sell products through our own advertising and product development efforts. We also promote our non-licensed products through television advertising and various media, including consumer and trade magazines, extensive in-store and customer cooperative advertising, company websites, social media websites, other digital media, and various industry trade shows.

MANUFACTURING AND DISTRIBUTION

We contract with unaffiliated manufacturers, primarily in China and Mexico, to manufacture a significant portion of our finished goods for the Beauty appliances, Housewares, Healthcare, Water Filtration, and Home Environment product categories. The Nutritional Supplements segment and the U.S. region of the Grooming, Skin and Hair Care category of the Beauty segment source most of their products from U.S. manufacturers. For a discussion regarding our dependency on third party manufacturers, see Item 1A., “Risk Factors.” For fiscal years 2016, 2015 and 2014, finished goods manufactured by vendors in the Far East comprised approximately 68, 67 and 69 percent, respectively, of total finished goods purchased.

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

The Nutritional Supplements segment owns most of the formulations used in products it sells, with the majority having formulations that are proprietary, and in some cases, include ingredient combinations that are exclusive to the segment. The segment relies predominantly on clinically studied ingredients to validate efficacy and dosage. The segment engages in, and has completed multiple clinical studies on key proprietary formulations. Quality is paramount to the efficacy of our products and a competitive differentiator in nutritional supplements. Products are formulated and manufactured under the direction of the Company, which adheres to a rigorous triple testing method to ensure the stability, purity, potency, and safety of all finished products.

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

In total, we occupy approximately 3,392,000 square feet of distribution space in various locations to support our operations, which includes a 1,200,000 square foot distribution center in Southaven, Mississippi, and a 1,300,000 square foot distribution center in Olive Branch, Mississippi, used to support a significant portion of our domestic distribution. We ship Housewares, Nutritional Supplements and Beauty grooming, skin care and hair care solutions products out of the Southaven facility. We ship Health & Home and Beauty segment appliance products out of the Olive Branch facility.

During fiscal year 2016, we relocated the Nutritional Supplement segment’s distribution operations to our Southaven facility. As a result of the relocation, approximately 73 percent of our consolidated gross sales volume shipped from these two facilities in fiscal year 2016. For a further discussion of the risks associated with our distribution capabilities, see Item 1A., “Risk Factors.” For further information about our distribution and office facilities, see Item 2., “Properties.”

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

CUSTOMERS

Sales to Wal-Mart Stores, Inc. (including its worldwide affiliates) accounted for approximately 16, 18 and 19 percent of our consolidated net sales revenue in fiscal years 2016, 2015 and 2014, respectively. Sales to our second largest customer, Target Corporation, accounted for approximately 8, 9 and 11 percent of our consolidated net sales revenue in fiscal years 2016, 2015 and 2014, respectively. No other customers accounted for 10 percent or more of consolidated net sales revenue during those fiscal years. Sales to our top five customers accounted for approximately 40, 41 and 43 percent of our consolidated net sales revenue in fiscal years 2016, 2015 and 2014, respectively. The Nutritional Supplement segment maintains a database of over 600,000 customers to whom it actively markets. A large proportion of these customers take advantage of the segment’s auto-delivery service that periodically ships a re-supply of product, resulting in a more stable and less seasonal order flow.

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

We believe the market for the Nutritional Supplements segment is growing, but highly fragmented. Competition includes multi-level marketers, internet sites, specialty and mass retailers, pharmacy, grocery, and membership clubs. The primary competitive factors across these channels are pricing, perceived value and efficacy of ingredients, supporting clinical research, ease of ordering, customer service, and cost of delivery. We believe we compete favorably with respect to the above factors.

The following table summarizes our primary competitors by business segment:

SEGMENT	PRODUCT CATEGORY	PRIMARY COMPETITORS
Housewares	Food Preparation and Storage	Lifetime Brands, Inc. (KitchenAid), Zyliss AG, Wilton Industries, Inc.
(Copco), Simplehuman LLC, Casabella Holdings LLC, Interdesign, Inc.,
	Cleaning, Bath and Garden	Kuhn Rikon Corporation, Newell Rubbermaid, Inc. (Calphalon
Cookware), Boon Inc., Ignite USA, LLC (Contigo), PMI (Aladdin),
	Infant and Toddler	Munchkin, Inc., Skip Hop, Inc., Chef'n, Progressive International,
Stokke AS., and De' Longhi S.p.A.
Health & Home	Healthcare	Philips Electronics N.V., Microlife AG Swiss Corporation, Omron
Corporation, Medisana AG, Beurer GmbH, Exergen Corporation,
Paul Hartmann AG, and Visiomed Group SA (Thermoflash)
	Water Filtration	The Clorox Company (Brita), 3M Company (Filtrete), and
Zero Technologies LLC (ZeroWater)
	Home Environment	Panasonic Corporation, Sharp Corporation, Jarden Corporation
(Sunbeam, Bionair and Holmes), Lasko Products, Inc.,
De' Longhi S.p.A., Blueair, Inc., and Samsung Electronics Co., Ltd.
Nutritional Supplements	Vitamins, Minerals and	Vitacost.com, Inc., Mercola.com, Life Extension, Purity Products,
	Supplements	Swanson Health Products, LuckyVitamin Corporation, Vitamin
Research Products, Stop Aging Now, LLC, and Axe Wellness, LLC
Beauty	Retail and Professional	Conair, Farouk Systems Inc. (CHI), International Consulting Associates
	Appliances and Accessories	(InfraShine), Turbo Ion, Inc. (Croc Hair Products), FHI Heat, Inc.,
Spectrum Brands, Inc. (Remington), John Paul Mitchell Systems, Inc.,
Goody Products, Inc. a division of Newell Rubbermaid, Inc., Wahl
Clipper Corporation, AST Systems, LLC (SalonTech), Bio Ionic, Inc.,
Homedics-U.S.A., Inc., Jamella Limited (GHD), and T3 Micro, Inc.
	Grooming, Skin Care	The Procter & Gamble Company, L'Oréal Group, Johnson & Johnson,
	and Hair Care	Unilever N.V., Colgate-Palmolive Company, Henkel AG & Co. KGaA,
Beirsdorf AG, Coty Inc., and KAO Brands Company

Some of these competitors have significantly greater financial and other resources than we do.

SEASONALITY

The following table shows our seasonality over the latest three fiscal years.

SEASONALITY AS A PERCENTAGE OF ANNUAL NET SALES REVENUE

	Fiscal Years Ended
	the Last Day of February,
Fiscal Quarter Ended	2016	2015	2014
May	22.3%	21.6%	23.1%
August	23.9%	22.1%	24.3%
November	28.8%	30.2%	28.9%
February	25.0%	26.1%	23.7%

The overall sales pattern for our Nutritional Supplements segment is not highly seasonal. Our other segments are seasonal due to different calendar events, holidays and seasonal weather patterns. Historically, the third fiscal quarter produces the highest net sales revenue during the fiscal year. Seasonality in fiscal year 2015 was skewed in the latter half of the year by the inclusion of eight months of net sales revenue from Healthy Directions following its acquisition on June 30, 2014. Our working capital needs fluctuate during the year because of the impact of the seasonality of our net sales revenue.

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

Many of the products we sell are subject to a number of product safety laws and regulations in various jurisdictions. These laws and regulations specify the maximum allowable levels of certain materials that may be contained in our products, provide statutory prohibitions against misbranded and adulterated products, establish ingredients and manufacturing procedures for certain products, specify product safety testing requirements, and set product identification and labeling requirements.The Nutritional Supplements segment operates almost entirely in the United States. Importing, manufacturing, processing, formulating, packaging, labeling, distributing, selling, and advertising of our Nutritional Supplements segment products may be subject to regulation by one or more federal or state agencies. The Food and Drug Administration (the “FDA”) has primary jurisdiction over our products pursuant to the Federal Food, Drug and Cosmetic Act (the “FDCA”) as amended by the Dietary Supplement and Health Education Act of 1994 (the “DSHEA”), and is responsible for issuing regulations under these and associated laws. The FDCA provides the regulatory framework for the safety and labeling of dietary supplements, foods and medical foods. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements. The Federal Trade Commission (the “FTC”) and the FDA share jurisdiction over the promotion and advertising of dietary supplements. Pursuant to a memorandum of understanding between the two agencies, the FDA has primary jurisdiction over claims that appear on product labels and labeling and the FTC has primary jurisdiction over product advertising.

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

EMPLOYEES

As of February 29, 2016, we employed approximately 1,610 full-time employees worldwide. We also use temporary, part-time and seasonal employees as needed. None of our U.S. employees are covered by a collective bargaining agreement. Certain of our employees in Europe are covered by collective arrangements in accordance with local practice. We have never experienced a work stoppage, and we believe that we have satisfactory working relations with our employees.

SEGMENT AND GEOGRAPHIC INFORMATION

Note (20) to our accompanying consolidated financial statements contains segment and geographic information concerning our net sales revenue, long-lived assets and operating income.

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

A few customers account for a substantial percentage of our net sales revenue. Our financial condition and results of operations could suffer if we lost all or a portion of the sales to any one of these customers. In particular, sales to our first and second largest customers accounted for approximately 16 and 8 percent, respectively, of our consolidated net sales revenue in fiscal year 2016. While only one customer individually accounted for 10 percent or more of our consolidated net sales revenue in fiscal year 2016, sales to our top five customers accounted for approximately 40 percent of fiscal year 2016 consolidated net sales revenue. We expect that a small group of customers will continue to account for a significant portion of our net sales revenue. Although we have long-standing relationships with our major customers, we generally do not have written agreements that require these customers to buy from us or to purchase a minimum amount of our products. A substantial decrease in sales to any of our major customers could have a material adverse effect on our financial condition and results of operations. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a deterioration in the credit worthiness or bankruptcy filing of a key customer could have a material adverse effect on our business, results of operations and financial condition.

With the continuing trend towards retail trade consolidation, we are increasingly dependent upon key customers whose bargaining strength is substantial and growing. We may be negatively affected by changes in the policies of our customers, such as on-hand inventory reductions, limitations on access to shelf space, use of private label brands, price demands, and other conditions, which could negatively impact our financial condition and results of operations.

Large sophisticated customers may take actions that adversely affect our gross profit and results of operations.

In recent years, we have observed a consumer trend away from traditional grocery and drugstore channels and toward mass merchandisers, which includes super centers and warehouse club stores. In addition, the growth in internet sales, both by large traditional retailers and pure online retailers such as Amazon, has begun to reach a critical mass. This trend has resulted in the increased size and influence of these types of customers. Additionally, certain of these customers source and sell products under their own private label brands that compete with our products. As certain large customers and online retailers grow even larger and become more sophisticated, they may continue to demand lower pricing, special packaging, shorter lead times for the delivery of products, smaller more frequent shipments, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. If we do not effectively respond to these demands, these customers could decrease their purchases from us. A reduction in the demand for our products by these customers and the costs of complying with their business demands could have a material adverse effect on our business, results of operations and financial condition.

We are subject to risks related to our dependence on the strength of retail economies and may be vulnerable in the event of a prolonged economic downturn.

Our business depends on the strength of the retail economies in various parts of the world, primarily in North America and to a lesser extent EMEA, Asia and Latin America. These retail economies are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, terrorist attacks and political unrest. Consumer spending in any geographic region is generally affected by a number of factors, including local economic conditions, government actions, inflation, interest rates, energy costs, unemployment rates, gasoline prices, and consumer confidence, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. Any relapse into recession in the United States, the United Kingdom, Canada, Mexico or any of the other countries in which we conduct significant business, may continue to cause significant readjustments in both the volume and mix of our product sales, which could materially and adversely affect our business, results of operations and financial condition.

The impact of these external factors and the extent to which they may continue is difficult to predict, and one or more of the factors could adversely impact our business. In recent years, the retail industry in the U.S., and increasingly elsewhere, has been characterized by intense competition among retailers and the growth in internet sales, both by traditional retailers and pure online retailers such as Amazon. Because such competition, particularly when weak retail economies exist, can cause retailers to struggle or fail, we must continuously monitor, and adapt to changes in, the profitability, creditworthiness and pricing policies of our customers. A deterioration of any of our key retail economies could have a material adverse effect on our business, results of operations and financial condition.

We rely on our Chief Executive Officer and a limited number of other key senior officers to operate our business. The loss of any of these individuals could have a material adverse effect on our business.

The loss of our Chief Executive Officer or any of our key senior officers could have a material adverse effect on our business, results of operations and financial condition, particularly if we are unable to hire or relocate and integrate suitable replacements on a timely basis or at all. Further, in order to continue to grow our business, we will need to expand our senior management team. We may be unable to attract or retain these persons. This could hinder our ability to grow our business and could disrupt our operations or otherwise have a material adverse effect on our business.

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

Any difficulties encountered with acquisitions could have a material adverse effect on our business, results of operations and financial condition.

Our operating results may be adversely affected by foreign currency exchange rate fluctuations.

Our functional currency is the U.S. Dollar. Changes in the relation of other foreign currencies to the U.S. Dollar will affect our sales and profitability and can result in exchange losses because the Company has operations and assets located outside the United States. The Company transacts a significant portion of its international business in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. Accordingly, foreign operations will continue to expose us to foreign currency fluctuations, both for purposes of actual conversion and financial reporting purposes. Additionally, we purchase a substantial amount of our products from Chinese manufacturers. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years, devaluing by approximately 6 percent against the U.S. Dollar during fiscal year 2016. If China’s currency continues to fluctuate against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations. There can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, results of operations and financial condition, including increased product costs over time that we may not be able to pass on to our customers.

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

Disruptions in U.S., Euro zone and other international credit markets may adversely affect our business, results of operations and financial condition.

Disruptions in national and international credit markets could result in limitations on credit availability, tighter lending standards, higher interest rates on consumer and business loans, and higher fees associated with obtaining and maintaining credit availability. Disruptions may also materially limit consumer credit availability and restrict credit availability to our customer base and the Company. In addition, in the event of disruptions in the financial markets, current or future lenders may become unwilling or unable to continue to advance funds under any agreements in place, increase their commitments under existing credit arrangements or enter into new financing arrangements. The failure of our lenders to provide sufficient financing may constrain our ability to operate or grow the business and to make complementary strategic business and/or brand acquisitions. This could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to weather conditions, the duration and severity of the cold and flu season and other related factors, which can cause our operating results to vary from quarter to quarter.

Sales in our Health & Home segment are influenced by weather conditions. Sales volumes for thermometry, humidifiers and heating appliances are higher during, and subject to, the severity of the cold weather months, while sales of fans, dehumidifiers and insect control devices are higher during, and subject to, weather conditions in spring and summer months. Weather conditions can also more broadly impact sales across the organization. For instance, natural disasters (such as hurricanes and ice storms) or unusually severe winter weather may result in temporary unanticipated reductions in retail traffic and consumer demand, may impact our ability to staff our distribution facilities or could otherwise impede timely transport and delivery of product from our distribution facilities. Sales in our Health & Home segment are also impacted by cough, cold and flu seasonal trends, including the duration and severity of the cold and flu season. These factors could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on third-party manufacturers, most of which are located in the Far East, and any inability to obtain products from such manufacturers could have a material adverse effect on our business, results of operations and financial condition.

All of our products are manufactured by unaffiliated companies, most of which are in the Far East, principally in China. This concentration exposes us to risks associated with doing business globally, including: changing international political relations; labor availability and cost; changes in laws, including tax laws, regulations and treaties; changes in labor laws, regulations and policies; changes in customs duties and other trade barriers; changes in shipping costs; currency exchange fluctuations; local political unrest; an extended and complex transportation cycle; the impact of changing economic conditions; and the availability and cost of raw materials and merchandise. The political, legal and cultural environment in the Far East is rapidly evolving, and any change that impairs our ability to obtain products from manufacturers in that region, or to obtain products at marketable rates, could have a material adverse effect on our business, results of operations and financial condition.

With most of our manufacturers located in the Far East, our production lead times are relatively long. Therefore, we must commit to production in advance of customer orders. If we fail to forecast customer or consumer demand accurately, we may encounter difficulties in filling customer orders on a timely basis or in liquidating excess inventories. We may also find that customers are canceling orders or returning products. Any of these results could have a material adverse effect on our business, results of operations and financial condition.

Historically, labor in China has been readily available at relatively low cost as compared to labor costs in North America, Europe and other countries. China has experienced rapid social, political and economic change in recent years. There is no assurance labor will continue to be available in China at costs consistent with historical levels or that changes in labor or other laws will not be enacted which would have a material adverse effect on the cost of products manufactured in China. Many of our suppliers in China continue to experience labor shortages, which could result in future supply delays and disruptions and have resulted in a substantial increase in labor costs over the last three fiscal years. Similarly, evolving government labor regulations and associated compliance standards could cause our product costs to rise or could cause manufacturing partners we rely on to exit the business. This could have an adverse impact on product availability and quality. The Chinese economy has experienced rapid expansion and highly fluctuating rates of inflation. Higher general inflation rates will require manufacturers to continue to seek increased product prices. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years, devaluing by approximately 6 percent against the U.S. Dollar during fiscal year 2016. If the Chinese Renminbi appreciates with respect to the U.S. Dollar in the future, the Company may experience cost increases on such purchases, and this can adversely impact profitability. Future interventions by China may result in further currency appreciation and increase our product costs over time. The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related effects of the product cost increases. Although China currently enjoys “most favored nation” trading status with the U.S., the U.S. government has in the past proposed to revoke such status and to impose higher tariffs on products imported from China. There is no assurance that our business will not be affected by any of the aforementioned risks, each of which could have a material adverse effect on our business, results of operations and financial condition.

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

To make our distribution operations more efficient, we have consolidated most of our U.S. distribution, receiving and storage functions into two distribution facilities in northern Mississippi. Approximately 73 percent of our consolidated gross sales volume shipped from facilities in this region in fiscal year 2016. For this reason, any disruption in our distribution process in either of these facilities, even for a few days, could adversely effect our business and operating results.

Additionally, our U.S. distribution operations may incur capacity constraints during peak shipping periods as we continue to grow our sales revenue through a combination of organic growth and acquisitions. These and other factors described above could cause delays in the delivery of our products and increases in shipping and storage costs that could have a material and adverse effect on our business, results of operations and financial condition.

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

We complete our analysis of the carrying value of our goodwill and other intangible assets during the first quarter of each fiscal year, or more frequently, whenever events or changes in circumstances indicate their carrying value may not be recoverable. Events and changes in circumstances that may indicate there is impairment and which may indicate interim impairment testing is necessary include, but are not limited to: strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions; the impact of the economic environment on our customer base and on broad market conditions that drive valuation considerations by market participants; our internal expectations with regard to future revenue growth and the assumptions we make when performing our impairment reviews; a significant decrease in the market price of our assets; a significant adverse change in the extent or manner in which our assets are used; a significant adverse change in legal factors or the business climate that could affect our assets; an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset; and significant changes in the cash flows associated with an asset. We analyze these assets at the individual asset, reporting unit and company levels. As a result of such circumstances, we may be required to record a significant charge to net income in our financial statements during the period in which any impairment of our goodwill, indefinite-lived intangible assets or other long-term assets is determined. Any such impairment charges could have a material adverse effect on our business, results of operations and financial condition.

We rely on licensed trademarks with third parties and license certain trademarks to third parties in exchange for royalty income, the loss of which could have a material adverse effect on our revenues and profitability.

A substantial portion of our sales revenue comes from selling products under licensed trademarks. As a result, we are dependent upon the continued use of these trademarks, including the Revlon, Vicks, Braun, Honeywell, and Vidal Sassoon trademarks. Additionally, we license certain owned trademarks, including OXO and PUR, to third parties in exchange for royalty income. It is possible that certain actions taken by the Company, its licensors, licensees, or other third parties might diminish greatly the value of any of our licensed trademarks. Some of our licensors and licensees also have the ability to terminate their license agreements with us at their option subject to each parties’ right to continue the license for a limited period of time following notice of termination. If we or our licensees were unable to sell products under these licensed trademarks, or one or more of our license agreements were terminated or the value of the trademarks were diminished, the effect on our business, results of operations and financial condition could be both negative and material.

To compete successfully, we must develop and introduce a continuing stream of innovative new products to meet changing consumer preferences.

Our long-term success in the competitive retail environment depends on our ability to develop and commercialize a continuing stream of innovative new products that meet changing consumer preferences and take advantage of opportunities sooner than our competition. We face the risk that our competitors will introduce innovative new products that compete with our products. Our core initiatives include fostering our culture of innovation and new product development, enhancing and extending our existing product categories and developing new allied product categories. There are numerous uncertainties inherent in successfully developing and commercializing new products on a continuing basis and new product launches may not deliver expected growth in sales or operating income. If we are unable to develop and introduce a continuing stream of new products, it may have an adverse effect on our business, results of operations and financial condition.

The Nutritional Supplements segment may be subject to product liability claims, which could materially and adversely affect our business, results of operations, and financial condition, or reputation.

As a formulator and distributor of products designed for human consumption or use on or in the body, our Nutritional Supplements segment may be subject to product liability claims if the use of our products is alleged to have resulted in illness or injury or if our products include inadequate instructions or warnings. These products generally consist of vitamins, minerals, herbs, and other ingredients that are classified as foods, over-the-counter drugs, dietary supplements, and medical devices and generally are not subject to pre-market regulatory approval or clearance by governmental authorities. In the event products contained spoiled or contaminated substances, or, in the case of products that contain ingredients that do not have long histories of human consumption, previously unknown adverse reactions resulting from human consumption of these ingredients could occur. We could also be subject to product liability claims, including among others, that our products include insufficient instructions for use or inadequate warnings concerning possible side effects or interactions with other substances. Any product liability claim against us could result in increased costs and adversely affect our reputation with our customers, which in turn could materially adversely affect our business, results of operations and financial condition.

The Nutritional Supplements segment may be subject to the effects of potential adverse publicity and negative public perception.

Consumer acceptance of the safety, efficacy and quality of the Nutritional Supplements segment’s products, as well as similar products distributed by other companies can be significantly influenced by scientific research or findings, national media attention and other publicity about product use. A product may initially be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. In addition, recent studies have challenged the safety or benefit of certain nutritional supplements and dietary ingredients. Future scientific research or publicity could be unfavorable to the industry or any of our products and may not be consistent with earlier favorable research or publicity. Any research or publicity that is perceived by consumers as less than favorable or that questions earlier favorable research or publicity could have a material adverse effect on the Nutritional Supplements segment’s ability to generate revenue. Adverse publicity in the form of published scientific research, statements by regulatory authorities or otherwise, whether or not accurate, that associates consumption of our products or any other similar products with illness or other adverse effects, or that questions the benefits of our or similar products, or that claims that such products are ineffective, could have a material adverse effect on our business, reputation, financial condition or results of operations.

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

•

changes in, and the burdens and costs of compliance with, a variety of foreign laws and regulations, including tax laws, accounting standards, environmental laws, and occupational health and safety laws;

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

Should any of these events occur, our ability to sell or export our products or repatriate profits could be impaired, we could experience a loss of sales and profitability from our international operations, and/or we could experience a substantial impairment or loss of assets, any of which could materially and adversely affect our business, results of operations and financial condition.

We have incurred significant debt and may incur additional debt to fund future acquisitions, share repurchases and capital expenditures, which could have an adverse impact on our business and profitability.

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

•

subject us to higher interest expense (the majority of our debt is floating rate, if interest rates rise and we do not, or are otherwise unable to convert debt to fixed rates through refinancing or the use of derivative instruments, we may be subject to higher interest rates in the future);

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

We now conduct most of our businesses using a single ERP system. Our operations are largely dependent on this system. We continuously make adjustments to improve the effectiveness of the ERP and other peripheral information systems, including the installation of significant new subsystems. During fiscal year 2014, our Health & Home segment converted from its legacy ERP system onto our global ERP system. During fiscal year 2016, our Nutritional Supplements segment converted certain of its legacy ERP applications onto our global ERP system, with additional application conversions planned. We are constantly upgrading and adding functionality to the overall system with key enhancements currently underway in various functional areas. Testing of any new subsystems before active deployment often requires significant additional effort across much of our organization. Complications or delays in completing these projects could cause considerable disruptions to our business and may result in higher implementation costs than planned, along with a concurrent reallocation of human resources.

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

Information systems require constant updates to their security policies and hardware systems to reduce the risk of unauthorized access, malicious destruction of data or information theft. We rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission and storage of confidential information. Improper activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries, and other events or developments may facilitate or result in a compromise or breach of our computer systems, some of which may go undetected for extended periods.

Any such compromise or breach could cause interruptions in our operations, cause damage to our reputation and might require us to spend significant management time and money investigating the event and dealing with local and federal law enforcement. In addition, we could become the subject of litigation and various claims from our customers, employees, suppliers, service providers, and shareholders. Regardless of the merits and ultimate outcome of these matters, litigation and proceedings of this type are expensive to respond to and defend, and we could be forced to devote substantial resources and time responding to and defending them, which could have a material adverse effect on our business, results of operations and financial condition.

The products, business practices and manufacturing activities of the Nutritional Supplements segment are subject to extensive government regulations and could be subject to additional laws and regulations in the future.

The addition of the Nutritional Supplements segment brings with it requirements to comply with an extensive new body of regulations by national, state and provincial governmental authorities including regulations issued in the United States by the FDA, the FTC, the Consumer Products Safety Commission, and the United Stated Department of Agriculture. These regulations, and their evolving nature, can from time-to-time require us to reformulate products for specific markets, conform product labeling to market regulations and register or qualify products or obtain necessary approvals with the applicable governmental authorities in order to market products in these markets. Failure to comply with the regulatory requirements of these various governmental agencies and authorities could result in enforcement actions including: cease and desist orders, injunctions, limits on advertising, consumer redress, divestitures of assets, rescission of contracts, or such other relief as may be deemed necessary. Violation of these regulations could result in substantial financial or other penalties. Any action against us could materially affect our ability to successfully market not only the affected products, but other products as well.

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

Our business involves the potential for product recalls, product liability and other claims against us, which could materially and adversely affect our business, results of operations and financial condition.

We are, from time to time, involved in various claims, litigation matters and regulatory proceedings that arise in the ordinary course of our business and that could have a material adverse effect on us. These matters may include personal injury and other tort claims, deceptive trade practices disputes, intellectual property disputes, product recalls, contract disputes, warranty disputes, employment and tax matters and other proceedings and litigation, including class actions. It is not possible to predict the outcome of pending or future litigation. As with any litigation, it is possible that some of the actions could be decided unfavorably, resulting in significant liability and, regardless of the ultimate outcome, can be costly to defend. Our results and our business could also be negatively impacted if one of our brands suffers substantial damage to its reputation due to a significant product recall or other product-related litigation and if we are unable to effectively manage real or perceived concerns about the safety, quality, or efficacy of our products.

We also face exposure to product liability and other claims in the event that one of our products is alleged to have resulted in property damage, bodily injury or other adverse effects. Although we maintain liability insurance in amounts that we believe are reasonable, that insurance is, in most cases, subject to large self-insured retentions for which we are responsible. We cannot provide assurance that we will be able to maintain such insurance on acceptable terms, if at all in the future, or that product liability or other claims will not exceed the amount of insurance coverage, or that all such matters would be covered by our insurance. As a result, these types of claims could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of February 29, 2016, the Company owns, leases or otherwise utilizes through third-party management service agreements, a total of 39 properties worldwide, which include selling, procurement, research and development, administrative, distribution facilities, and land held for expansion. All properties operated by the Company are adequate for their intended purpose. Summarized information regarding the location, number, type and use, segment, ownership, and approximate size of our principal and other properties as of February 29, 2016 is provided in the table below:

Location	Type and Use	Business Segment	Approximate Size (Square Feet or Acres)
Owned Properties
El Paso, Texas, USA	Land & Building - U.S. Headquarters	All Segments	135,000
El Paso, Texas, USA	Land - Held for Future Expansion	All Segments	4 Acres
El Paso, Texas, USA	Land & Building - Distribution Facility	Housewares, Health & Home and Beauty	408,000
Olive Branch, Mississippi, USA	Land & Building - Distribution Facility	Health & Home and Beauty	1,300,000
Southaven, Mississippi, USA	Land & Building - Distribution Facility	Housewares, Beauty and Nutritional Supplements	1,200,000
Southaven, Mississippi, USA	Land - Held for Future Expansion	All Segments	31 Acres
Sheffield, England	Land & Building - Office Space	Housewares, Health & Home and Beauty	10,400
Mexico City, Mexico	Office Space - Latin American Headquarters	Health & Home and Beauty	3,900

Leased Properties
3 - Facilities Worldwide	Office Space	Housewares	32,600
1 - Facility, Hong Kong, China	Distribution Facility	Housewares	3,000
6 - Facilities Worldwide	Office Space	Health & Home	70,450
2 - Facilities Worldwide	Distribution Facilities	Health & Home	62,275
1 - Facility, Bethesda, Maryland, USA	Office Space	Nutritional Supplements	32,000
5 - Facilities Worldwide	Office Space	Beauty	27,250
6 - Facilities Worldwide	Distribution Facilities	Beauty	161,200
1 - Facility, Darwen, England	Distribution Facility	Housewares and Beauty	80,000
2 - Facilities Worldwide	Office Space	Health & Home and Beauty	5,100
1 - Facility, Lausanne, Switzerland	Office Space - EMEA Headquarters	Housewares, Health & Home and Beauty	8,600
2 - Facilities in China	Office Space - Supply Chain Operations	Housewares, Health & Home and Beauty	42,400
1 - Facility, Genk, Belgium	Distribution Facility	Housewares, Health & Home and Beauty	177,700

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

	High	Low
FISCAL YEAR 2016
First quarter	$92.62	$74.95
Second quarter	100.33	80.88
Third quarter	105.46	81.61
Fourth quarter	106.50	82.28

FISCAL YEAR 2015
First quarter	$70.23	$57.48
Second quarter	62.55	53.17
Third quarter	65.65	51.80
Fourth quarter	79.90	60.79

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS OF RECORD

Our common stock is our only class of equity security outstanding at February 29, 2016. As of April 21, 2016, there were 166 holders of record of the Company's common stock. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

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

ISSUER PURCHASES OF EQUITY SECURITIES

In February 2014, our Board of Directors approved a resolution to repurchase $550 million of the Company’s outstanding common stock in keeping with its stated intention to return to shareholders excess capital not otherwise deployed for strategic acquisitions or other needs. This resolution superseded the previous resolution in place. As of February 29, 2016, we were authorized to purchase $159.02 million of common stock. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities.

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

The following table summarizes our share repurchase activity for the periods covered below:

SHARE REPURCHASES

	Fiscal Years Ended the Last Day of February,
	2016		2015		2014
Common stock repurchased on the open market or through tender offer:
Number of shares	1,126,796	(1)	4,102,143	(3)	33,862
Aggregate value of shares (in thousands)	$100,000		$273,599		$1,311
Average price per share	$88.75		$66.70		$38.71

Common stock received in connection with share-based compensation:
Number of shares	117,294	(2)	71,950	(4)	112,677
Aggregate value of shares (in thousands)	$6,411		$4,826		$6,937
Average price per share	$54.66		$67.08		$61.57

(1)	Includes two open market purchases at a total cost of $50 million each, in the second and fourth quarters of fiscal year 2016, for 556,591 and 570,205 shares, respectively.

(2)	On November 17, 2015, in connection with the settlement of the lawsuit discussed in Note (13) to the accompanying consolidated financial statements, the Company issued 276,548 shares of common stock as payment of separation compensation due to our former CEO under his employment and separation agreements. Our former CEO tendered 116,012 shares back to the Company as payment for related federal tax obligations. Under the terms of the employment and separation agreements, the number of shares issued and tendered was computed based upon a value of $54.24 per share. This was the fair value of the shares on September 4, 2014, the date the compensation payment would have been made, if payment had not been delayed by the associated dispute. The Company previously accrued and disclosed the separation compensation in fiscal year 2014. The balance of 1,282 shares were repurchased in connection with net exercises by other Company employees during the first quarter of fiscal year 2016.

(3)

Includes a modified “Dutch auction” tender offer completed on March 14, 2014, resulting in the repurchase of 3,693,816 shares of our outstanding common stock at a total cost of $247.83 million, including tender offer transaction-related costs.

(4)

Includes 68,086 shares of common stock having a market value of $67.10 per share, or $4.57 million in the aggregate, which were tendered by our former CEO as payment for related federal tax obligations arising from the vesting and settlement of performance-based restricted stock units and restricted stock awards.

The following schedule sets forth the purchase activity for each month during the three months ended February 29, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED FEBRUARY 29, 2016

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
December 1 through December 31, 2015	-	$-	-	$209,017
January 1 through January 31, 2016	570,205	87.69	570,205	159,017
February 1 through February 29, 2016	-	-	-	159,017
Total	570,205	$87.69	570,205

PERFORMANCE GRAPH

The graph below compares the cumulative total return of our Company to the NASDAQ Market Index and a peer Group Index, assuming $100 was invested on March 1, 2011. The Peer Group Index is the Dow Jones–U.S. Personal Products, Broad Market Cap, Yearly, and Total Return Index. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN FOR HELEN OF TROY LIMITED, PEER GROUP INDEX AND NASDAQ MARKET INDEX

350.00
300.00
250.00
200.00
150.00
100.00
50.00
2011
2012
2013
2014
2015
2016
HELEN OF TROY LIMITED
PEER GROUP INDEX
NASDAQ MARKET INDEX

	Fiscal Year Ended the Last Day of February					
	2011	2012	2013	2014	2015	2016
HELEN OF TROY LIMITED	100.00	116.36	132.76	233.83	274.33	**341.42**
PEER GROUP INDEX	100.00	114.49	140.60	159.81	172.96	**176.88**
NASDAQ MARKET INDEX	100.00	106.64	113.58	154.84	178.40	**163.82**

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

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated statements of income and cash flow data for the years ended on the last day of February 2016, 2015 and 2014, and the selected consolidated balance sheet data as of the last day of February 2016 and 2015, have been derived from our audited consolidated financial statements included in this report. The selected consolidated statements of income and cash flow data for the years ended on the last day of February 2013 and 2012, and the selected consolidated balance sheet data as of the last day of February 2014, 2013 and 2012, have been derived from our audited consolidated financial statements, which are not included in this report. This information should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements included in this report. All currency amounts are denominated in U.S. Dollars.

Years Ended the Last Day of February,

(in thousands, except per share data)

	2016 (1)	2015 (1)	2014	2013 (2)	2012 (2)
Income Statement Data:
Sales revenue, net	$1,545,701	$1,445,131	$1,317,153	$1,288,263	$1,181,676
Gross profit	636,005	599,559	516,703	518,211	478,484
Asset impairment charges	6,000	9,000	12,049	-	-
Operating income	130,615	161,719	117,100	148,773	139,386
Interest expense	11,096	15,022	10,193	13,345	12,917
Income tax expense	18,590	16,050	20,886	19,848	15,718
Net income	101,228	131,164	86,248	115,666	110,374

Earnings per share - basic	$3.58	$4.59	$2.69	$3.64	$3.52
Earnings per share - diluted	$3.52	$4.52	$2.66	$3.62	$3.48

Weighted average shares outstanding - basic	28,273	28,579	32,007	31,754	31,340
Weighted average shares outstanding - diluted	28,749	29,035	32,386	31,936	31,705

Cash Flow Data:
Depreciation and amortization	$42,749	$39,653	$33,839	$34,425	$30,178
Net cash provided by operating activities	185,261	178,603	154,165	87,558	103,880
Capital and intangible asset expenditures	20,603	6,521	40,463	14,688	16,051
Payments to acquire businesses, net of cash received	43,150	195,943	-	-	160,000
Net amounts borrowed (repaid)	190,700	240,600	(64,393)	(92,100)	47,100

Last Day of February,

(in thousands)

	2016 (1)	2015 (1)	2014	2013 (2)	2012 (2)
Balance Sheet Data:
Working capital	$503,966	$302,895	$286,122	$236,540	$109,647
Goodwill and other intangible assets	958,756	948,157	775,550	808,869	829,500
Total assets	1,869,643	1,653,755	1,533,302	1,474,004	1,435,723
Long-term debt	600,107	411,307	95,707	155,000	175,000
Stockholders' equity (3)	930,043	904,565	1,029,487	926,606	796,729
Cash dividends	-	-	-	-	-

(1)

Fiscal year 2015 includes eight months of operating results for the Nutritional Supplements segment formed when we acquired Healthy Directions and fiscal year 2016 includes a full year’s operating results. We acquired Healthy Directions on June 30, 2014 for a net cash purchase price of $195.94 million. The acquisition was funded from borrowings under our Credit Agreement and cash on hand. In connection with the acquisition, we initially recorded ($12.09) in net working capital, $5.96 million of property and equipment, $204.61 million of goodwill and other intangible assets, and $2.54 million of other long-term liabilities. See Notes (6) and (19) to our accompanying consolidated financial statements for more information regarding the Healthy Directions acquisition.

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

(3)

For the fiscal years ended 2016, 2015, 2014, 2013, and 2012, we repurchased and retired 1,244,090, 4,174,093, 146,539, 110,552, and 1,124,563 shares of common stock at a total purchase price of $106.41, $278.42, $8.25, $3.39, and $40.05 million, respectively.

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

Throughout MD&A, we refer to certain measures used by management to evaluate financial performance. We also may refer to a number of financial measures that are not defined under GAAP, but have corresponding GAAP-based measures. Where non-GAAP measures appear, we provide tables reconciling these to their corresponding GAAP-based measures and refer to a discussion of their use. We believe these measures provide investors with important information that is useful in understanding our business results and trends. Please see “Explanation of Certain Terms and Measures Used in MD&A” beginning on page 71 for more information on the use and calculation of certain financial measures.

OVERVIEW

We operate our business under four segments: Housewares, Health & Home (formerly referred to as “Healthcare  / Home Environment”), Nutritional Supplements, and Beauty (formerly referred to as “Personal Care”). Our Housewares segment reports the operations of OXO, whose product offerings include food preparation tools and appliances, gadgets and storage containers, cleaning, organization, and baby and toddler care products. The Health & Home segment sells products in the following categories: health care devices, such as thermometers, humidifiers, blood pressure monitors, and heating pads; water filtration systems; and small home appliances such as portable heaters, fans, air purifiers, and insect control devices. Our Nutritional Supplements segment, formed following our acquisition of Healthy Directions, LLC and its subsidiaries (“Healthy Directions”) on June 30, 2014, is a leading provider of premium branded vitamins, minerals and supplements, as well as other health products sold directly to consumers. Our Beauty segment offers products in three categories: electric hair care, personal care and wellness appliances; grooming tools and hair accessories; and liquid-, solid- and powder-based personal care and grooming products.

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

The overall sales pattern for our Nutritional Supplements segment is not highly seasonal. Our other segments are seasonal due to different calendar events, holidays and seasonal weather patterns. Historically, the third fiscal quarter produces the highest net sales revenue and operating income during a fiscal year. Seasonality in fiscal year 2015 was skewed in the latter half of the year by the inclusion of eight months of net sales revenue from Healthy Directions following its acquisition on June 30, 2014.

During the second half of fiscal year 2015, international sales were dampened by the strengthening of the U.S. Dollar against most currencies, in particular the British Pound, Euro, Canadian Dollar, and Mexican Peso. These currencies weakened against the U.S. Dollar by approximately 3, 10, 8, and 7 percent, respectively, when compared to average levels for the second half of fiscal year 2014. The trend continued during fiscal year 2016, with the same currencies weakening against the U.S. Dollar by approximately 7, 15, 14, and 21 percent, respectively, when compared to average levels for fiscal year 2015.

We believe that the growth in the internet as a sales channel continues to erode market share in the traditional “brick and mortar” channels. For fiscal year 2016, sales to our internet-based customers grew approximately 16 percent, compared to fiscal year 2015. For fiscal years 2016, 2015 and 2014, sales to our internet-based customers comprised approximately 10, 9 and 6 percent, respectively, of our total consolidated net sales revenues for each fiscal year. We believe it will become increasingly important to leverage our domestic distribution capabilities to meet the logistical challenge of higher frequency, smaller order size shipments, and continue to evolve our distribution capabilities to adjust to this new form of demand.

Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy, as approximately 80, 79 and 77 percent of our net sales were from U.S. shipments in fiscal years 2016, 2015 and 2014, respectively. Domestically, we believe that the trend of consumers becoming slightly more relaxed with their discretionary spending continued from fiscal year 2015 due to continued low gasoline prices, low interest rates and improving employment activity. We believe these factors contributed to higher overall core business net sales revenue in fiscal year 2016, as compared to the prior fiscal year. Seasonal cough/cold/flu patterns also influence sales for the Health & Home segment. In the United States, the season historically runs from November through March, with peak activity normally in January to March. Based upon U.S. Center for Disease Control data through March 2016, we believe the most recent season’s cough/cold/flu and fever incidence trends are well behind the prior year and historical averages, which negatively impacted sales in fiscal year 2016. However, this impact was partially offset by the trailing impacts of the stronger than average prior year U.S. cough/cold/flu season, our expanded distribution in Europe and growth in Asian thermometry sales as a result of regional Middle East Respiratory Syndrome outbreaks. We expect that the weakness in the most recent cough/cold/flu season will have an unfavorable impact on initial replenishment of affected categories during fiscal year 2017 due to high retail inventory levels.

The outlook for our international operations continues to remain uncertain as these operations, particularly those in Latin America and Europe, serve consumers in more inconsistently recovering economies that are more susceptible to fiscal and geo-political instabilities. Foreign currency fluctuations continue to expose our international operating results to significant variability and uncertainty, which is compounded by weakness in the retail environment in many of our foreign markets. In February 2016, the Venezuelan government announced further changes to its foreign currency exchange system. These changes included an immediate devaluation of its official rate, now known as DIPRO, from 6.30 Bolivars per U.S. Dollar to 10.00 Bolivars per U.S. Dollar. The government also announced the dissolution of its previous alternative exchange rate systems, and the institution of a new alternative exchange system known as DICOM governing all other transactions not covered by DIPRO, effective in March 2016. DICOM replaced SIMADI, which was the lowest rate in the previous three-tiered exchange system. SIMADI closed at February 29, 2016 at approximately 205 Bolivars per U.S. Dollar. DICOM opened in early March 2016 at approximately 207 Bolivars per U.S. Dollar. As a result of the further devaluation of the official rate, continued economic instability from declines in oil prices and the declaration of an economic emergency, among other factors, we determined that SIMADI was the most appropriate rate to use to re-measure our financial statements as of February 29, 2016. The determination was further substantiated by the announcement of DICOM as an intended market-based rate, which opened at approximately the same rate as SIMADI shortly after the end of our fiscal year. As a result of the adoption of SIMADI, we recorded a charge of $9.57 million (before and after tax) in fiscal year 2016 from the re-measurement of our Venezuelan financial statements at February 29, 2016. In addition to re-measuring Venezuelan monetary assets and liabilities, we also recorded $9.16 million of non-cash impairment charges (before and after tax) related to inventory and property and equipment in order to reflect their respective estimated net realizable and fair values as of February 29, 2016.

Absent further changes to the exchange systems, or unless future developments call for further changes, we intend to use DICOM to re-measure our financial statements on a go-forward basis. However, even with the recent changes made by the Venezuelan government, there remains a significant degree of uncertainty as to whether DICOM will hold its current value or maintain enough liquidity to satisfy demand, or whether the floating exchange mechanism will survive the existing economic and political instabilities. For fiscal years 2016, 2015 and 2014, sales in Venezuela represented 1.4, 0.7 and 0.6 percent, respectively, of the Company’s consolidated net sales revenue at the official exchange rate of 6.3 Bolivars per U.S. Dollar. For fiscal years 2016, 2015 and 2014, operating income (loss) in Venezuela was ($9.95), $2.87 and $2.67 million, respectively, at the official exchange rate of 6.3 Bolivars per U.S. Dollar. As referred to previously, the fiscal year 2016 operating loss includes re-measurement related charges totaling $18.73 million. At the current DICOM exchange rate, we expect that fiscal year 2017 U.S. Dollar reported net sales and operating income from Venezuela will no longer be meaningful to the Company’s consolidated and Beauty segment results.

Other Significant Developments During Fiscal Year 2016

•

On March 31, 2015, the Company completed the acquisition of the Vicks VapoSteam U.S. liquid inhalant business from The Procter & Gamble Company (“P&G”), which includes a fully paid-up license of P&G’s Vicks VapoSteam inhalants. In a related transaction, the Company acquired a fully paid-up U.S. license of P&G’s Vicks VapoPad scent pads. Our VapoSteam operations are reported in the Health & Home segment. The vast majority of Vicks VapoSteam and VapoPads are used in Vicks humidifiers, vaporizers and other health care devices already marketed by the Company. The aggregate purchase price for the two transactions was approximately $42.75 million financed primarily with borrowings under our credit facility. The VapoSteam acquisition provided incremental net sales revenue of $7.99 million for the eleven months of operations included in fiscal year 2016. The VapoSteam business is highly seasonal with peak sales occurring in our third fiscal quarter.

•

In March 2015, we announced the introduction of a premium line of kitchen electrics under the OXO On brand. The initial line consists of motorized toasters, coffee makers, a coffee grinder, an electric kettle, an immersion blender, and a hand mixer. The line shipped initially in the U.S. offering several unique features, as well as thoughtful design elements based on OXO’s universal design ethos. We believe OXO On appliances will provide the simplicity, functionality, and thoughtfulness consumers have come to expect from the OXO brand. The line began shipments to retail stores in the third quarter of fiscal year 2016.

•

In August 2015, we repurchased 556,591 shares of our common stock in the open market at an average price of $89.93 per share for a total cost of $50 million. In January 2016, we repurchased 570,205 shares of our common stock in the open market at an average price of $87.69 per share for a total cost of $50 million.

•	During fiscal year 2016, we transitioned the Nutritional Supplements order fulfillment operations to our Southaven, Mississippi distribution facility.

•

During fiscal year 2016, we consolidated and reorganized our Beauty segment’s organizational structure, eliminating certain overlapping functions to more efficiently leverage our scale, better focus on consumer-centric innovation, and best serve our professional and retail customers. The entire segment is now served by a common shared service structure for marketing, financial and other back-office support. We believe this is a critical step in our efforts to stabilize and ultimately grow the Beauty segment.

•	On November 12, 2015, the Company settled a lawsuit with its former CEO, which resulted in the payment of severance compensation due under his employment and separation agreements. The severance compensation was previously accrued and disclosed in fiscal year 2014 and was paid through the issuance of common shares of the Company on November 17, 2015. The Company also transferred ownership of a life insurance policy on the lives of its former CEO and his spouse as part of the settlement. As a result of the transfer of the policy and other expenses incurred in connection with the settlement, the Company recorded CEO succession costs of $6.71 million ($4.64 million after tax), or $0.16 per fully diluted share, in fiscal year 2016.

.

•

On January 22, 2016, a jury ruled against the Company in a case that involved claims by Exergen Corporation, headquartered in Watertown, MA. The case alleges patent infringement related to two forehead thermometer models sold by our subsidiary, Kaz USA, Inc., in the United States. Exergen was awarded damages of $14.6 million with respect to a period of approximately seven years of sales. The Company could be liable for payment of royalties on any future sales of the two products. As a result of the jury verdict, the Company recorded a fourth quarter charge, including legal fees and other related expenses of $17.83 million ($17.79 million after tax). The outcome of the case is not yet final and the Company disagrees with the verdict, which will be subject to several post-trial motions and an appeal. The forehead thermometers involved in this case represent less than 1 percent of consolidated net sales for fiscal year 2016.

•

During fiscal year 2016, we recorded non-cash asset impairment charges of $6.00 million ($5.31 million after tax). The charges relate to a trademark in our Beauty segment, which was written down to its estimated fair value.

Recent Development

On March 18, 2016, the Company acquired Steel Technology, LLC, doing business as Hydro Flask (“Hydro Flask”). Hydro Flask is a leading designer, distributor and marketer of high performance insulated stainless steel food and beverage containers for active lifestyles. Hydro Flask adds a fast growing brand that has built equity among outdoor and active lifestyle enthusiasts with a product lineup, innovation pipeline and margin profile that complements, and will operate in, our Housewares segment. The acquisition extends the segment’s reach into the outdoor and athletic specialty, natural foods and e-commerce channels. Hydro Flask’s products have a carefully cultivated brand heritage rooted in the outdoor mecca of Bend, Oregon. The aggregate purchase price for the transaction was approximately $210 million in cash, subject to customary adjustments. The purchase price was funded with borrowings under our credit facility. Hydro Flask calendar year 2015 revenue was approximately $54 million.

Financial Recap of Fiscal Year 2016

•

Consolidated net sales revenue increased 7.0 percent, or $100.57 million, to $1,545.70 million in fiscal year 2016 compared to $1,445.13 million in fiscal year 2015. Net sales revenue growth from acquisitions was $60.87 million, or 4.2 percentage points. Core business net sales revenue growth was $39.70 million, or 2.8 percentage points. Net sales revenue in our Housewares segment increased $14.41 million, or 4.9 percent, in fiscal year 2016 compared to fiscal year 2015. Net sales revenue in our Health & Home segment increased $29.48 million, or 4.8 percent, in fiscal year 2016 compared to fiscal year 2015. The Nutritional Supplements segment contributed $153.13 million of net sales revenue for a full fiscal year in 2016, compared to net sales revenue of $100.40 million for its initial eight months of operations in fiscal year 2015. Net sales revenue in our Beauty segment increased $3.95 million, or 0.9 percent, in fiscal year 2016 compared to fiscal year 2015. Our fiscal year 2016 net sales revenue includes the unfavorable impact of net foreign exchange fluctuations of approximately $29.80 million, or 2.1 percentage points, compared to fiscal year 2015, nearly all of which impacted the Beauty and Health & Home segments.

•

Consolidated gross profit margin as a percentage of net sales revenue decreased 0.4 percentage points to 41.1 percent in fiscal year 2016 compared to 41.5 percent in fiscal year 2015. Fiscal year 2016 gross profit margin includes a non-cash impairment charge of $9.08 million recorded to reflect Venezuelan inventory at its estimated net realizable value at February 29, 2016, which reduced consolidated gross profit margin by 0.6 percentage points.

•	Our SG&A ratio increased 2.6 percentage points to 32.3 percent in fiscal year 2016 compared to 29.7 percent in fiscal year 2015.

•

Operating margin decreased 2.7 percentage points to 8.5 percent in fiscal year 2016 compared to 11.2 percent in fiscal year 2015. Operating income for fiscal year 2016 included non-cash intangible asset impairment charges totaling $6.00 million compared to $9.00 million in fiscal year 2015. Fiscal year 2016 operating income also includes pre-tax charges for which there were no comparable charges in fiscal year 2015. These charges included CEO succession costs of $6.71 million, Venezuelan currency re-measurement related charges totaling $18.73 million and a patent litigation charge of $17.83 million, which reduced fiscal year 2016 operating margin by 2.8 percentage points on a combined basis.

•	Adjusted operating margin decreased 0.2 percentage points to 14.0 percent in fiscal year 2016 compared to 14.2 percent in fiscal year 2015.

•	Income tax expense was $18.59 million, or 15.5 percent of income before taxes, in fiscal year 2016 compared to $16.05 million, or 10.9 percent of income before taxes, in fiscal year 2015.

•	Net income was $101.23 million in fiscal year 2016 compared to net income of $131.16 million in fiscal year 2015. Diluted EPS was $3.52 in fiscal year 2016 compared to $4.52 in fiscal year 2015.

•	Adjusted income was $179.66 million in fiscal year 2016, compared to $169.92 million in fiscal year 2015.

•	Adjusted diluted EPS was $6.25 in fiscal year 2016 compared to $5.85 in fiscal year 2015.

•

SG&A, operating income, adjusted operating margin, net income, and adjusted income for fiscal year 2015 include a $7 million gain ($6.98 million after tax) from the amendment of a trademark license agreement with Honeywell International Inc. This gain had a $0.24 impact on diluted EPS and adjusted diluted EPS. There was no comparable gain or income in fiscal year 2016.

The effect of the Healthy Directions acquisition on net sales revenue is discussed on pages 49 and 51. Adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS are non‐GAAP financial measures as contemplated by SEC Regulation G, Rule 100. These measures are discussed further, and reconciled to their applicable GAAP‐based measures, on pages 58 through 61.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a  percentage of net sales revenue, and as a year-over-year percentage change.

SELECTED OPERATING DATA

(in thousands)

	Fiscal Years Ended
	the Last Day of February,			% of Sales Revenue, net (2)			% Change
	2016	2015(1)	2014	2016	2015(1)	2014	16/15	15/14
Sales revenue by segment, net
Housewares	$310,663	$296,252	$274,478	20.1%	20.5%	20.8%	4.9%	7.9%
Health & Home	642,735	613,253	568,075	41.6%	42.4%	43.1%	4.8%	8.0%
Nutritional Supplements	153,126	100,395	-	9.9%	6.9%	-%	52.5%	*
Beauty	439,177	435,231	474,600	28.4%	30.1%	36.0%	0.9%	(8.3)%
Total sales revenue, net	1,545,701	1,445,131	1,317,153	100.0%	100.0%	100.0%	7.0%	9.7%
Cost of goods sold	909,696	845,572	800,450	58.9%	58.5%	60.8%	7.6%	5.6%
Gross profit	636,005	599,559	516,703	41.1%	41.5%	39.2%	6.1%	16.0%
Selling, general and administrative expense (SG&A)	499,390	428,840	387,554	32.3%	29.7%	29.4%	16.5%	10.7%
Asset impairment charges	6,000	9,000	12,049	0.4%	0.6%	0.9%	(33.3)%	(25.3)%
Operating income	130,615	161,719	117,100	8.5%	11.2%	8.9%	(19.2)%	38.1%
Nonoperating income, net	299	517	227	-%	-%	-%	(42.2)%	127.8%
Interest expense	(11,096)	(15,022)	(10,193)	(0.7)%	(1.0)%	(0.8)%	(26.1)%	47.4%
Total other expense	(10,797)	(14,505)	(9,966)	(0.7)%	(1.0)%	(0.8)%	(25.6)%	45.5%
Income before income taxes	119,818	147,214	107,134	7.8%	10.2%	8.1%	(18.6)%	37.4%
Income tax expense	18,590	16,050	20,886	1.2%	1.1%	1.6%	15.8%	(23.2)%
Net income	$101,228	$131,164	$86,248	6.5%	9.1%	6.5%	(22.8)%	52.1%

* Calculation is not meaningful

(1)	Includes eight months of operations for Healthy Directions, which was acquired on June 30, 2014.

(2)

Sales revenue percentages by segment are computed as a percentage of the related segment’s sales revenue, net to total sales revenue, net. All other percentages are computed as a percentage of total sales revenue, net.

Consolidated Net Sales Revenue:

Comparison of fiscal year 2016 to fiscal year 2015

Consolidated net sales revenue increased $100.57 million, or 7.0 percentage points, in fiscal year 2016 compared to fiscal year 2015. Net sales growth from acquisitions was $60.87 million, or 4.2 percentage points. Core business net sales revenue growth was $39.70 million, or 2.8 percentage points. We experienced net sales revenue growth in each of our business segments and core business net sales revenue growth in three of our four segments. Fiscal year 2016 core business net sales in the Nutritional Supplements segment, acquired in fiscal year 2015, was approximately flat for the eight months for which comparable information was reported in fiscal year 2015. Housewares segment net sales revenue increased $14.41 million, or 4.9 percent, in fiscal year 2016 compared to fiscal year 2015. Within the segment, year-over-year unit volume increases had a favorable 5.7 percentage point impact on net sales revenue. The unit volume increase was slightly offset by a 0.8 percentage point decline in the average unit selling price, primarily due to higher year-over-year promotional discounts. Health & Home segment net sales revenue increased $29.48 million, or 4.8 percent, in fiscal year 2016 compared to fiscal year 2015. Within the segment, year-over-year unit volume increases had a favorable impact of 5.8 percentage points, partially offset by a 1.0 percentage point negative impact of lower average unit selling prices due to a combination of changes in category sales mix, higher promotional discounts and the unfavorable impact of foreign currency fluctuations year-over-year. Beauty segment net sales revenue increased $3.95 million, or 0.9 percent, in fiscal year 2016 compared to fiscal year 2015. Within the segment, year-over-year unit volume decreases had an unfavorable impact of 1.3 percentage points on net sales revenue, while higher average unit selling prices increased net sales revenue by 2.2 percentage points due primarily to a better sales mix and lower promotional discounts. Our fiscal year 2016 consolidated net sales revenue includes the unfavorable impact of net foreign exchange fluctuations of approximately $29.80 million, or 2.1 percentage points, compared to fiscal year 2015, nearly all of which impacted our Beauty and Health & Home segments.

Beauty segment net sales revenue includes sales from our operations in Venezuela of $21.97 and $10.31 million in fiscal years 2016 and 2015, respectively. As further discussed in Note (2) to the accompanying consolidated financial statements and under “– Overview” above, we changed the rate used to re-measure our Venezuelan financial statements as of February 29, 2016 to the SIMADI rate of approximately 205 Bolivars per U.S. Dollar, which was the lowest rate in a three-tiered exchange system in place at the time. Shortly after the end of fiscal year 2016, the Venezuelan government introduced a new rate referred to as DICOM that is intended to be market based and was initially set at a rate very similar to that of SIMADI. Absent further changes to the exchange systems, or unless future developments call for further changes, we intend to use DICOM to re-measure our financial statements on a go-forward basis. For fiscal years 2016, 2015 and 2014, sales in Venezuela represented 1.4, 0.7 and 0.6 percent, respectively, of the Company’s consolidated net sales revenue at the official exchange rate of 6.3 Bolivars per U.S. Dollar. At the current DICOM exchange rate, we expect that fiscal year 2017 U.S. Dollar reported net sales from Venezuela will no longer be meaningful to our consolidated and Beauty segment net sales revenue.

Comparison of fiscal year 2015 to fiscal year 2014

Consolidated net sales revenue increased $127.98 million, or 9.7 percentage points, in fiscal year 2015 compared to fiscal year 2014. Net sales revenue growth from acquisitions was $100.40 million, or 7.6 percentage points. Core business net sales revenue growth was $27.58 million, or 2.1 percentage points. The increase in consolidated core business net sales revenue was driven by Housewares and Health & Home segment growth, which was partially offset by a decline in Beauty segment net sales revenue. Housewares segment net sales revenue increased $21.77 million, or 7.9 percent, in fiscal year 2015 compared to fiscal year 2014. Within the segment, year-over-year unit volume increases had a favorable 8.3 percentage point impact on net sales revenue. The unit volume increase was slightly offset by a 0.4 percentage point decline in the average unit selling price, primarily due to slightly higher year-over-year promotional discounts. Health & Home segment net sales revenue increased $45.18 million, or 8.0 percent, in fiscal year 2015 compared to fiscal year 2014. Within the segment, year-over-year unit volume increases had a favorable impact of 1.5 percentage points and higher average unit selling prices, largely due to a more favorable sales mix, contributed 6.5 percentage points to net sales revenue growth. The Nutritional Supplements segment contributed net sales revenue of $100.40 million for fiscal year 2015, which included eight months of operations since its acquisition earlier in the fiscal year. Beauty segment net sales revenue decreased $39.37 million, or 8.3 percent, in fiscal year 2015 compared to fiscal year 2014. Within the segment, year-over-year unit volume declines had an unfavorable 5.6 percentage point impact on net sales revenue, and lower average unit selling prices due to changes in sales mix decreased net sales revenue by 2.7 percentage points. Our fiscal year 2015 net sales revenue includes the unfavorable impact of net foreign exchange fluctuations of $7.50 million compared to fiscal year 2014, most of which impacted our Beauty and Health & Home segments. The impact of foreign exchange fluctuations reduced our fiscal year 2015 core business growth rate by approximately 0.6 percentage points.

Segment Net Sales Revenue:

Comparison of fiscal year 2016 to fiscal year 2015

Housewares Segment - Net sales revenue in the Housewares segment for fiscal year 2016 increased $14.41 million, or 4.9 percent, to $310.66 million compared to $296.25 million for the same period last year. Within the segment, year-over-year unit volume increases had a favorable impact of 5.7 percentage points on net sales revenue. The unit volume increase was slightly offset by a 0.8 percentage point decline in the average unit selling price, primarily due to higher year-over-year promotional discounts in support of new product introductions. Year-over-year international sales grew in the low double digits through distribution gains in Western Europe and China, while domestic sales grew in the mid-single digits. Growth was strong across most channels, particularly internet, which grew in excess of 25 percent year-over-year. Similar to fiscal year 2015, closeout and club channel sales continued to decline as they have become less important to the segment’s growth strategy. From a product perspective, Housewares had net sales revenue growth through innovative category extensions in small kitchen appliances and metal bakeware. In addition, new innovations produced sales gains in its more traditional product lines, including the introduction of its OXO Good Grips Hand Held Spiralizer and its GreenSaver line of produce containers. OXO tot (Housewares’ infant and toddler product line) also continued making inroads worldwide, resulting in fiscal year 2016 net sales revenue growth of approximately 13 percent, compared to the same period last year. Housewares has increased its product lines to over 900 items as of the 2016 fiscal year end and growth continues to be driven by expanded shelf space and assortments at key traditional and internet retailers.

Health & Home Segment - Net sales revenue in the Health & Home segment for fiscal year 2016 increased $29.48 million, or 4.8 percent, to $642.74 million compared to $613.25 million for the same period last year. Within the segment, year-over-year unit volume increases had a favorable impact of 5.8 percentage points, partially offset by a 1.0 percentage point impact of lower average unit selling prices, due to a combination of changes in category sales mix and higher promotional discounts. Health & Home fiscal year 2016 segment sales were unfavorably impacted by foreign currency exchange fluctuations of $18.20 million, or 3.0 percent, compared to the same period last year. The segment’s largest net sales revenue gains continue to be realized in its healthcare category, as a result of recent new product introductions, particularly in thermometry and humidification, which includes the VapoSteam acquisition. Seasonal cough/cold/flu patterns influence sales for the Health & Home segment. As described above, fiscal year 2016 sales have been negatively impacted by a milder cough/cold/flu season and lower fever incidence. However, this impact was partially offset for the full fiscal year by the trailing impacts of the stronger than average prior year U.S. cough/cold/flu season, our expanded distribution in Europe and growth in Asian thermometry sales as a result of regional Middle East Respiratory Syndrome outbreaks. We expect the weakness in the most recent U.S. cough/cold/flu season will have an unfavorable impact on initial replenishment of affected categories during fiscal year 2017 due to high retail inventory levels. During fiscal year 2016, we experienced 3 percent growth in our water filtration business driven by enhancements to brand identity and higher consumer demand. We believe that municipal water quality issues in Flint, Michigan and other cities around the U.S. are increasing consumer awareness of the benefits of PUR branded water filtration products and have positively impacted demand. In the home environment category, fan shipments achieved high sell-through in the U.S., Canada and Europe due to sustained high summer temperatures.

Nutritional Supplements Segment - The Nutritional Supplements segment includes the operating results from Healthy Directions, which we acquired on June 30, 2014. The Nutritional Supplements segment contributed net sales revenue of $153.13 million in fiscal year 2016. Core business net sales in the Nutritional Supplements segment for the eight months of comparable operating results since acquisition (July 2015 to February 2016 compared to July 2014 to February 2015) was approximately flat. The segment saw growth in its direct-to-consumer product sales, offset by declines in its legacy print newsletter subscription business, which has been de-emphasized as part of the segment’s growth strategy. The segment is making strategic changes to drive a higher portion of sales and new buyer file growth from online channels, as opposed to the legacy direct mail channel, as its older age demographic becomes more accustomed to researching and purchasing online and the segment attempts to attract a younger demographic. We are making investments in technology to improve marketing execution, customer conversion rates and enable growth drivers such as one-click ordering and mobile first websites as the segment crosses the tipping point between desktop and mobile visits. The segment is also testing alternative forms of customer acquisition, such as direct response television, and will continue to do so in an effort to identify further growth opportunities and the optimal channel mix. The segment continues to see significant growth in customer adoption of its continuity program, called AutoDelivery, where customers can place an order once and have it automatically refilled based upon customer directed timing.

Beauty Segment - Net sales revenue in the Beauty segment for fiscal year 2016 increased $3.95 million, or 0.9 percent, to $439.18 million compared with $435.23 million for the same period last year. Lower unit volumes had an unfavorable impact of 1.3 percentage points on net sales revenue, while higher average unit selling prices increased net sales revenue 2.2 percentage points, primarily due to the impact of hyperinflation in Venezuela, a better sales mix and lower promotional discounts. Modest overall gains in beauty appliances and accessories were partially offset by declines in personal care grooming categories due to continued competitive pressures and some lost distribution at retail. Additionally, fiscal year 2016 sales were impacted by unfavorable foreign currency exchange fluctuations of $10.34 million, or 2.4 percent, compared to the same period last year. Beginning in fiscal year 2015, the segment increased its investment in consumer centric research driven product development, which began to show results in fiscal year 2016. The Beauty segment released the Revlon One-Step Hairdryer and Styler and professional straighteners and styling irons with extra-long barrels after identifying an unmet need through research with professional stylists. Additionally, the segment re-launched its Pro Beauty Tools brand with new products and packaging that we believe will appeal to consumers' demand for professional-grade products sold at retail. We expect the segment will continue to face a number of difficulties in the grooming, skin care and haircare category, including the impacts of continued promotional pricing following new product rollouts by significantly larger category participants. We also expect a decline in sales in fiscal year 2017 related to our distribution agreement for pedicure products due to competitive pressures and high inventory at retail.

Beauty segment net sales revenue includes sales from our operations in Venezuela of $21.97 and $10.31 million in fiscal years 2016 and 2015, respectively. As further discussed in Note (2) to the accompanying consolidated financial statements and under “– Overview” above, we changed the rate used to re-measure our Venezuelan financial statements as of February 29, 2016 to the SIMADI rate of approximately 205 Bolivars per U.S. Dollar, which was the lowest rate in a three-tiered exchange system in place at the time. Shortly after the end of fiscal year 2016, the Venezuelan government introduced a new rate referred to as DICOM that is intended to be market based and was initially set at a rate very similar to that of SIMADI. Absent further changes to the exchange systems, or unless future developments call for further changes, we intend to use DICOM to re-measure our financial statements on a go-forward basis. For fiscal years 2016, 2015 and 2014, sales in Venezuela represented 1.4, 0.7 and 0.6 percent, respectively, of the Company’s consolidated net sales revenue at the official exchange rate of 6.3 Bolivars per U.S. Dollar. At the current DICOM exchange rate, we expect that fiscal year 2017 U.S. Dollar reported net sales from Venezuela will no longer be meaningful to our consolidated and Beauty segment net sales revenue.

Comparison of fiscal year 2015 to fiscal year 2014

Housewares Segment - Net sales revenue in the Housewares segment for fiscal year 2015 increased $21.77 million, or 7.9 percent, to $296.25 million compared to $274.48 million for the same period last year. Year-over-year unit volume increases had a favorable impact of 8.3 percentage points on net sales revenue. The unit volume increase was slightly offset by a 0.4 percentage point decline in the average unit selling price, despite a better product sales mix and a better channel mix, primarily due to higher year-over-year promotional discounts. Year-over-year international sales grew in the low double digits while domestic sales grew in the mid-to-high single digits. Growth was strong across most channels with the only significant decline occurring in the closeout channel. From a product perspective, Housewares had net sales revenue growth through line extensions in our infant and toddler category and gains in the gadgets, bath, cleaning products, barware, and baking and measuring categories. OXO tot (Housewares’ infant and toddler product line) continued to gain traction with consumers, resulting in net sales revenue growth of approximately 30 percent, compared to the same period last year.

Health & Home Segment - Net sales revenue in the Health & Home segment for fiscal year 2015 increased $45.18 million, or 8.0 percent, to $613.25 million compared to $568.08 million for the same period last year. Higher unit volume contributed approximately 1.5 percentage points of growth. An increase in average unit selling prices, largely due to a more favorable sales mix, contributed approximately 6.5 percentage points to the increase in net sales revenue. The segment experienced growth in the thermometry, air purification and fan product lines. In addition, the humidification product line recovered in the fourth fiscal quarter due to a strong cold/cough/flu season, ending fiscal year 2015 with mid-single digit category growth. Worldwide sales gains continue in thermometry and associated consumables as a result of new product introductions during the year and a strong flu season, which included a higher incidence of fever. These gains were partially offset by overall declines in water filtration and heater shipments. A relatively warm fall had the offsetting effects of improving fan sales and weakening early season heater shipments.

Nutritional Supplements Segment - The Nutritional Supplements segment consists of the operating results from Healthy Directions, which we acquired on June 30, 2014. Net sales revenue for the eight months of its operation during   fiscal year 2015 was $100.40 million.

Beauty Segment - Net sales revenue in the Beauty segment for fiscal year 2015 decreased $39.37 million, or 8.3 percent, to $435.23 million compared with $474.60 million for the same period last year. Lower unit volumes had an unfavorable impact of 5.6 percentage points on net sales revenue and a decrease in the average unit selling price contributed an additional 2.7 percentage points to the overall decline. The decrease in net sales revenue was spread across most major product categories within the segment. The environment for most categories in this segment has been difficult and highly promotional for a large part of fiscal year 2015 as a result of low demand and a retail and consumer focus on lower price-point merchandise. The grooming, skin care and hair care category continued to confront significant competitive product launches and promotional spending in hair care. The results for fiscal year 2015 also include the impact of an inventory reduction in the retail appliances category at our largest customer. The retail appliances category was also negatively impacted by the loss of distribution with a Canadian retailer in the third quarter of fiscal year 2015. The loss of distribution had an ongoing impact on net sales revenue in fiscal year 2016, but the impact on operating income was not material. In addition, during fiscal year 2015 we experienced an approximate $12.50 million year-over-year decline in our European appliance net sales revenue attributed to a product distribution agreement that did not repeat in fiscal year 2015.

Impact of Acquisitions:

The following table summarizes, for the periods indicated, the impact that acquisitions had on our net sales revenue:

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Fiscal Years Ended
	the Last Day of February,
	2016	2015	2014
Prior year's sales revenue, net	$1,445,131	$1,317,153	$1,288,263
Components of sales revenue change, net
Core business	39,698	27,583	28,890
Incremental net sales revenue from acquisitions (non-core business):
Healthy Directions (four and eight months in fiscal years 2016 and 2015, respectively)	52,885	100,395	-
Vicks VapoSteam (eleven months in fiscal year 2016)	7,987	-	-
Change in sales revenue, net	100,570	127,978	28,890
Total sales revenue, net	$1,545,701	$1,445,131	$1,317,153

Total net sales revenue growth	7.0%	9.7%	2.2%
Core business	2.8%	2.1%	2.2%
Acquisitions	4.2%	7.6%	0.0%

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

	Fiscal Years Ended
	the Last Day of February,			% of Sales Revenue, net (2)			% Change
(in thousands)	2016	2015(1)	2014	2016	2015(1)	2014	16/15	15/14
Sales revenue, net by geographic region
United States	$1,233,464	$1,139,959	$1,019,525	79.8%	78.9%	77.4%	8.2%	11.8%
Canada	57,482	69,996	69,190	3.7%	4.8%	5.3%	(17.9)%	1.2%
EMEA	191,485	181,147	176,674	12.4%	12.5%	13.4%	5.7%	2.5%
Latin America	63,270	54,029	51,764	4.1%	3.7%	3.9%	17.1%	4.4%
Total sales revenue, net	$1,545,701	$1,445,131	$1,317,153	100.0%	100.0%	100.0%	7.0%	9.7%

(1)	Includes eight months of operations for Healthy Directions, acquired on June 30, 2014, which sells almost entirely in the U.S.

(2)	Percentages of net sales revenue by geographic region are computed as a percentage of the geographic region’s net sales revenue to consolidated total net sales revenue.

Comparison of fiscal year 2016 to fiscal year 2015

In fiscal year 2016, Canada, EMEA, and Latin America operations (collectively “international operations”) each accounted for approximately 18,  61 and 20 percent of total international net sales revenue, respectively. The U.S. contributed 6.5 percentage points to consolidated net sales revenue growth, or $93.51 million, which included four months of incremental net sales revenue totaling $52.89 million from our Nutritional Supplements segment, acquired June 30, 2014, which sells almost entirely in the U.S. International operations contributed 0.5 percentage points, or $7.06 million, to consolidated net sales revenue growth. Canadian operations accounted for a 0.9 percentage point decrease in our consolidated net sales revenue, or $12.51 million. EMEA accounted for a 0.7 percentage point increase in our consolidated net sales revenue, or $10.34 million. Latin American operations accounted for a 0.6 percentage point increase in our consolidated net sales revenue, or $9.24 million. In addition to relatively weaker international consumer economies, overall international net sales revenue performance was hurt by the impact of net unfavorable exchange rate fluctuations, which decreased our overall reported international net sales by approximately $29.80 million in fiscal year 2016, compared to the same period last year. In our Health & Home segment, where our EMEA and Canadian operations comprise a high proportion of foreign revenues, foreign exchange fluctuations had an $18.20 million unfavorable impact on reported net sales revenues, compared to the same period last year. In our Beauty segment, where our Canadian and Latin American operations comprise a high proportion of foreign revenues, foreign exchange fluctuations had a $10.34 million unfavorable impact on reported net sales revenue, compared to the same period last year. The unfavorable impact on reported net sales revenue in the Housewares segment was $1.25 million in fiscal year 2016, compared to the same period last year.

Latin America region net sales revenue includes sales from our operations in Venezuela of $21.97, $10.31 and $8.47 million in fiscal years 2016, 2015 and 2014, respectively. As further discussed in Note (2) to the accompanying consolidated financial statements and under “– Overview” above, we changed the rate used to re-measure our Venezuelan financial statements as of February 29, 2016 to the SIMADI rate of approximately 205 Bolivars per U.S. Dollar, which was the lowest rate in a three-tiered exchange system in place at the time. Shortly after the end of fiscal year 2016, the Venezuelan government introduced a new rate referred to as DICOM that is intended to be market based and was initially set at a rate very similar to that of SIMADI. Absent further changes to the exchange systems, or unless future developments call for further changes, we intend to use DICOM to re-measure our financial statements on a go-forward basis. For fiscal years 2016, 2015 and 2014, sales in Venezuela represented 1.4, 0.7 and 0.6 percent, respectively, of the Company’s consolidated net sales revenue at the official exchange rate of 6.3 Bolivars per U.S. Dollar. At the current

DICOM exchange rate, we expect that fiscal year 2017 U.S. Dollar reported net sales from Venezuela will no longer be meaningful to our consolidated and Beauty segment net sales revenue.

Comparison of fiscal year 2015 to fiscal year 2014

In fiscal year 2015, Canada, EMEA, and Latin America operations each accounted for approximately 23, 59 and 18 percent of total international net sales revenue, respectively. The U.S. contributed 9.1 percentage points to consolidated net sales revenue growth or $120.43 million, primarily due to $100.40 million of sales from the addition of the Nutritional Supplements segment, which transacts almost entirely in the U.S. International operations contributed 0.6 percentage points, or $7.55 million, to consolidated net sales revenue growth. Canadian operations accounted for a 0.1 percentage point increase in our consolidated net sales revenue, or $0.81 million. EMEA accounted for a 0.3 percentage point increase in our consolidated net sales revenue, or $4.47 million, despite the approximate $12.50 million year-over-year decline in our European Beauty appliance net sales revenue attributed to a product distribution agreement that did not repeat in fiscal year 2015. Latin American operations accounted for a 0.2 percentage point increase in our consolidated net sales revenue, or $2.27 million. In addition to relatively weaker international consumer economies, overall international net sales revenue performance was hurt by the impact of net unfavorable exchange rate fluctuations, which decreased our overall reported international net sales by approximately $7.50 million in fiscal year 2015, compared to the same period in the previous year. In our Beauty segment, where our Canadian and Latin American operations comprise a high proportion of foreign revenues, foreign exchange fluctuations had a $3.61 million unfavorable impact on reported net sales revenues, compared to the same period in the previous year. In our Health & Home segment, where our EMEA and Canadian operations comprise a high proportion of foreign revenues, foreign exchange fluctuations had a $4.15 million unfavorable impact on reported net sales revenues, compared to the same period in the previous year.

Gross Profit Margin:

A significant portion of the products we sell are purchased from third-party manufacturers in China. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years, devaluing by approximately 6 percent against the U.S. Dollar during fiscal year 2016. If China’s currency continues to fluctuate against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations. There can be no assurance that foreign exchange rates will be stable in the future, or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our product gross profit margins.

Comparison of fiscal year 2016 to fiscal year 2015

Consolidated gross profit as a percentage of net sales revenue decreased 0.4 percentage points to 41.1 percent in fiscal year 2016 from 41.5 percent in fiscal year 2015. The year-over-year decrease in consolidated gross profit margin reflects the following:

•	a re-measurement related charge of $9.08 million with respect to Venezuelan inventory at February 29, 2016, which reduced consolidated gross profit margin by 0.6 percentage points; and

•	the impact of net unfavorable foreign currency fluctuations, partially offset by;

•	an incremental four months of operating results from the Nutritional Supplements segment, which increased consolidated gross profit margin by 1.1 percentage points.

Because of the nature of its products and direct-to-consumer business model, the Nutritional Supplements segment’s spending patterns differ from our other segments. Higher gross margins are partially offset by comparatively higher percentages of spending devoted to selling, promotional and distribution activities.

Comparison of fiscal year 2015 to fiscal year 2014

Consolidated gross profit as a percentage of net sales revenue increased 2.3 percentage points to 41.5 percent in fiscal year 2015 from 39.2 percent in fiscal year 2014. The addition of eight months of operations of the Nutritional Supplements segment had a favorable impact of 2.3 percentage points on the consolidated gross profit margin. Because of the nature of its products and direct-to-consumer business model, this segment’s spending patterns differ from our core business. As a result, higher gross margins are partially offset by comparatively higher percentages of spending devoted to selling, promotional and distribution activities. The overall fiscal year 2015 gross profit margin for our core business was flat compared to fiscal year 2014, despite an approximate $7.50 million unfavorable impact on net sales revenue from  foreign currency exchange rate fluctuations.

Selling, General and Administrative Expense:

Comparison of fiscal year 2016 to fiscal year 2015

Our SG&A ratio increased 2.6 percentage points to 32.4 percent of net sales revenue for fiscal year 2016, compared to 29.7 percent for the same period last year. The year-over-year increase in the SG&A ratio is primarily due to the following items:

•	Venezuelan re-measurement related charges of $9.57 million, which increased the SG&A ratio by 0.6 percentage points;

•	the impact of a $17.83 million patent litigation charge recorded in the fourth quarter of fiscal year 2016, which increased the SG&A ratio by 1.2 percentage points;

•

the impact of $6.71 million of CEO succession costs recorded during the third quarter of fiscal year 2016 as result of the lawsuit settlement with our former CEO, which increased the SG&A ratio by 0.4 percentage points;

•

the unfavorable comparison resulting from a $7 million gain from the amendment of a trademark license agreement in the third quarter of fiscal year 2015, which decreased the comparative period SG&A ratio by 0.5 percentage points; and

•	an incremental four months of operating results from the Nutritional Supplements segment, which operates with a higher SG&A ratio than our other segments.

These factors were partially offset by:

•	lower year-over-year foreign currency revaluation losses, partially due to the increase in the use of cash flow hedges and a cross-currency debt swap;

•	lower outbound freight costs; and

•	the impact that higher overall net sales had on operating leverage.

Comparison of fiscal year 2015 to fiscal year 2014

Our SG&A ratio increased 0.3 percentage points to 29.7 percent of net sales revenue for fiscal year 2015, compared to 29.4 percent for the same period last year. The year-over-year increase in the SG&A ratio is primarily due to the following items:

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

Asset Impairment Charges:

A significant portion of our long-term assets continues to consist of goodwill and other indefinite-lived intangible assets recorded because of past acquisitions. The Company conducts its annual test of impairment of goodwill and indefinite-lived intangible assets in the first quarter of each fiscal year. The Company also tests for impairment if events or circumstances indicate a more frequent evaluation is necessary. The steps required by GAAP to test for impairment entail significant amounts of judgment and subjectivity. The results of our annual testing may result in us recording declines in asset value that are not apparent until all test work is completed. Any such impairment charges could have a material adverse effect on our business, results of operations and financial condition.

Fourth Quarter of Fiscal Year 2016 - The Company performed interim impairment testing in the fourth quarter of fiscal year 2016 for certain of its brands as a result of revised growth outlooks. As a result of its testing, the Company recorded a non-cash impairment charge of $3.00 million ($2.66 million after tax). The charge was related to a trademark in our Beauty segment which was written down to fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

First Quarter of Fiscal Year 2016 - The Company performed its annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal year 2016. As a result of our testing of indefinite-lived trademarks, we recorded a non-cash asset impairment charge of $3.00 million ($2.66 million after tax). The charge was related to a trademark in our Beauty segment, which was written down to its estimated fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

First Quarter of Fiscal Year 2015 - The Company performed its annual evaluation of goodwill and indefinite‐lived intangible assets for impairment during the first quarter of fiscal year 2015. As a result of our testing of indefinite‐lived trademarks and licenses, we recorded a non‐cash asset impairment charge of $9.00 million ($8.16 million after tax) during the first quarter of fiscal year 2015. The charge was related to certain trademarks in our Beauty segment, which were written down to their estimated fair value, determined based on future discounted cash flows using the relief from royalty valuation method.

First Quarter of Fiscal Year 2014 - The Company performed its annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal year 2014. As a result of our testing of indefinite-lived trademarks and licenses, we recorded a non-cash intangible asset impairment charge of $12.05 million ($12.03 million after tax). The charge was related to certain trademarks in our Beauty segment, which were written down to their estimated fair value, as a result of lower revenue outlooks due to competitive factors. Fair values were determined based on future discounted cash flows using the relief from royalty valuation method.

Operating Income by Segment:

Operating income by segment for fiscal years 2016, 2015 and 2014 was as follows:

	Fiscal Years Ended
	the Last Day of February,			% of Sales Revenue, net (2)			% Change
(in thousands)	2016	2015(1)	2014	2016	2015(1)	2014	16/15	15/14
Housewares	$56,659	$59,392	$50,828	18.2%	20.0%	18.5%	(4.6)%	16.8%
Health & Home	38,078	50,821	20,764	5.9%	8.3%	3.7%	(25.1)%	144.8%
Nutritional Supplements	11,446	9,512	-	7.5%	9.5%	-%	20.3	*
Beauty	24,432	41,994	45,508	5.6%	9.6%	9.6%	(41.8)%	(7.7)%
Total operating income	$130,615	$161,719	$117,100	8.5%	11.2%	8.9%	(19.2)%	38.1%

* Calculation is not meaningful

(1)	Includes eight months of operations for Healthy Directions, which was acquired on June 30, 2014.

(2)	Percentages by segment are computed as a percentage of the segments’ net sales revenue.

We compute segment operating income based on net sales revenue, less cost of goods sold, SG&A and any asset impairment charges associated with the segment. The SG&A used to compute each segment’s operating income is directly associated with the segment, plus shared service and corporate overhead expenses that are allocable to the segment. In fiscal year 2016, we began making an allocation of shared service and corporate overhead costs to the Nutritional Supplements segment. For fiscal year 2016, these allocations totaled $4.69 million.

Comparison of fiscal year 2016 to fiscal year 2015

Housewares - The Housewares segment’s operating income decreased $2.73 million, or 4.6 percent, for fiscal year 2016 compared to fiscal year 2015. Segment operating margin decreased 1.8 percentage points to 18.2 percent, compared to 20.0 percent for the same period last year. The decrease in operating margin was due to higher promotional spending, increased media advertising in support of new products and categories, higher compensation expense incurred to support category expansion and increased operating capacity, lower margin kitchen electric sales, and an allocation of CEO succession costs.

Health & Home - The Health & Home segment’s operating income decreased $12.74 million, or 25.1 percent, for fiscal year 2016 compared to fiscal year 2015. Segment operating margin decreased 2.4 percentage points to 5.9 percent, compared to 8.3 percent for the same period last year. The decrease in operating margin is primarily due to the unfavorable impact of foreign currency fluctuations on U.S. Dollar reported net sales, allocated CEO succession costs of $2.72 million, and a patent litigation charge of $17.83 million recorded in the fourth quarter of fiscal year 2016. In addition, the year-over-year comparison is negatively impacted by a $7.00 million gain from the amendment of a trademark license agreement recorded in fiscal year 2015.

Nutritional Supplements Segment - The Nutritional Supplements segment’s operating income reflects the operating results from Healthy Directions, which we acquired on June 30, 2014. Operating margin for fiscal year 2016 was 7.5% compared to an operating margin of 9.5% for the 8 months of operating results included in the same period last year. The decline in operating margin is primarily due to:

•	a decline of 3.1 percentage points from an allocation of $4.69 million of shared service and corporate overhead expenses that were not made in fiscal year 2015, the year of acquisition;

•	an unfavorable impact of 0.5 percentage points from allocated CEO succession costs; and

•	increased investments in promotions, advertising, customer acquisition, and online sales channel development.

These factors were partially offset by the comparative impact of $3.61 million of acquisition-related expenses recorded in the same period last year, which reduced operating margin by 3.6 percentage points in fiscal year 2015.

Beauty Segment - The Beauty segment’s operating income decreased $17.56 million, or 41.8 percent, for fiscal year 2016 compared to fiscal year 2015. Segment operating margin decreased 4.0 percentage points to 5.6 percent, compared to 9.6 percent for the same period last year. The decrease in operating margin is primarily due to:

•	Venezuelan currency re-measurement related charges totaling $18.73 million in fiscal year 2016, which reduced operating margin by 4.3 percentage points;

•	the unfavorable impact of foreign currency fluctuations on U.S. Dollar reported net sales revenue; and

•	allocated CEO succession costs of $1.93 million in fiscal year 2016, which reduced operating margin by 0.4 percentage points.

These factors were partially offset by a decrease in non-cash asset impairment charges of $3 million year-over-year.

Comparison of fiscal year 2015 to fiscal year 2014

Housewares - The Housewares segment’s operating income increased $8.56 million, or 16.8 percent, for fiscal year 2015 compared to fiscal year 2014. Segment operating margin increased 1.5 percentage points to 20.0 percent, compared to 18.5 percent for the same period last year. The year-over-year improvement in operating margin is primarily due to $3.64 million of allocated CEO succession costs in fiscal year 2014, for which there was no comparable cost in fiscal year 2015. The increase in segment operating margin was also due to higher net sales revenue and an increase in operating leverage, partially offset by a slightly lower margin mix and certain product cost increases compared to the same period last year.

Health & Home - The Health & Home segment’s operating income increased $30.06 million, or 144.8 percent, for fiscal year 2015 compared to fiscal year 2014. Segment operating margin increased 4.6 percentage points to 8.3 percent, compared to 3.7 percent for the same period last year. The increase in segment operating margin was due to higher net sales revenue and a lower operating expense ratio year-over-year. The lower operating expense ratio was primarily due to $7.92 million of allocated CEO succession costs in fiscal year 2014, for which there was no comparable cost in fiscal year 2015, and a $7 million gain recognized in connection with the amendment of our trademark license agreement with Honeywell International Inc. in fiscal year 2015. These operating expense reductions were partially offset by an increase in foreign exchange losses year-over-year.

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

Beauty Segment - The Beauty segment’s operating income decreased $3.51 million, or 7.7 percent, for fiscal year 2015 compared to fiscal year 2014. Segment operating margin remained flat at 9.6 percent for both fiscal year 2015 and 2014. The flat operating margin was due to $6.67 million of allocated CEO succession costs in fiscal year 2014, for which there was no comparable cost in fiscal year 2015, offset by higher advertising and other marketing expenses and higher foreign exchange losses. Operating income includes non‐cash intangible asset impairment charges totaling $9.00 million and $12.05 million for fiscal years 2015 and 2014, respectively, as previously described.

As discussed above, a significant amount of the variation in operating income can be attributed to the combined effects of the following significant items: non‐cash asset impairment charges, CEO succession costs, acquisition‐related expenses, Venezuelan re-measurement related charges, patent litigation charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable. The tables on the following page help to provide a better understanding of the comparative impact of these items on operating income for each segment and consolidated operating income.

ADJUSTED OPERATING INCOME AND OPERATING MARGIN

(in thousands)

	Year Ended February 29, 2016
	Housewares		Health & Home		Nutritional Supplements (8)		Beauty		Total
Operating income, as reported (GAAP)	$56,659	18.2%	$38,078	5.9%	$11,446	7.5%	$24,432	5.6%	$130,615	8.5%
Asset impairment charges (1)	-	-%	-	-%	-	-%	6,000	1.4%	6,000	0.4%
CEO succession costs (2)	1,348	0.4%	2,722	0.4%	704	0.5%	1,933	0.4%	6,707	0.4%
Acquisition-related expenses (3)	698	0.2%	-	-%	-	-%	-	-%	698	0.0%
Venezuelan re-measurement related charges (4)	-	-%	-	-%	-	-%	18,733	4.3%	18,733	1.2%
Patent litigation charge (5)	-	-%	17,830	2.8%	-	-%	-	-%	17,830	1.2%
Subtotal	58,705	18.9%	58,630	9.1%	12,150	7.9%	51,098	11.6%	180,583	11.7%
Amortization of intangible assets (6)	1,325	0.4%	14,438	2.2%	6,259	4.1%	5,751	1.3%	27,773	1.8%
Non-cash share-based compensation (7)	1,344	0.4%	2,470	0.4%	1,319	0.9%	3,350	0.8%	8,483	0.5%
Adjusted operating income (non-GAAP)	$61,374	19.8%	$75,538	11.8%	$19,728	12.9%	$60,199	13.7%	$216,839	14.0%

	Year Ended February 28, 2015
	Housewares		Health & Home		Nutritional Supplements (8)		Beauty		Total
Operating income, as reported (GAAP)	$59,392	20.0%	$50,821	8.3%	$9,512	9.5%	$41,994	9.6%	$161,719	11.2%
Asset impairment charges (1)	-	-%	-	-%	-	-%	9,000	2.1%	9,000	0.6%
Acquisition-related expenses (3)	-	-%	-	-%	3,611	3.6%	-	-%	3,611	0.2%
Subtotal	59,392	20.0%	50,821	8.3%	13,123	13.1%	50,994	11.7%	174,330	12.1%
Amortization of intangible assets (6)	1,345	0.5%	13,878	2.3%	4,171	4.2%	5,934	1.4%	25,328	1.8%
Non-cash share-based compensation (7)	758	0.3%	1,115	0.2%	499	0.5%	3,602	0.8%	5,974	0.4%
Adjusted operating income (non-GAAP)	$61,495	20.8%	$65,814	10.7%	$17,793	17.7%	$60,530	13.9%	$205,632	14.2%

	Year Ended February 28, 2014
	Housewares		Health & Home		Nutritional Supplements (8)		Beauty		Total
Operating income, as reported (GAAP)	$50,828	18.5%	$20,764	3.7%	$-	-%	$45,508	9.6%	$117,100	8.9%
Asset impairment charges (1)	-	-%	-	-%	-	-%	12,049	2.5%	12,049	0.9%
CEO succession costs (2)	3,644	1.3%	7,916	1.4%	-	-%	6,668	1.4%	18,228	1.4%
Subtotal	54,472	19.8%	28,680	5.0%	-	-%	64,225	13.5%	147,377	11.2%
Amortization of intangible assets (6)	1,322	0.5%	14,350	2.5%	-	-%	5,940	1.3%	21,612	1.6%
Non-cash share-based compensation (7)	2,400	0.9%	4,966	0.9%	-	-%	6,866	1.4%	14,232	1.1%
Adjusted operating income (non-GAAP)	$58,194	21.2%	$47,996	8.4%	$-	-%	$77,031	16.2%	$183,221	13.9%

In the tables above, footnote references (1) to (7) correspond to the notes beginning on page 60 under the table entitled “Adjusted Income and EPS.”

(8)	The Nutritional Supplements segment includes eight months of operating results for fiscal year 2015, as the segment was acquired on June 30, 2014.

The tables shown above entitled “Adjusted Operating Income and Operating Margin” reports fiscal years 2016, 2015 and 2014 operating income and associated operating margin excluding non‐cash asset impairment charges, CEO succession costs, acquisition‐related expenses, Venezuelan re-measurement related charges, patent litigation charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable. Adjusted operating income and operating margin, as discussed in the preceding tables, may be considered non-GAAP financial measures as set forth in SEC Regulation G, Rule 100. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures, is furnished on page 61.

Interest Expense:

Interest expense decreased to $11.10 million in fiscal year 2016 compared to $15.02 million in fiscal year 2015. The decrease in interest expense is due to lower interest rates incurred on borrowings under our credit facility and lower term debt outstanding in fiscal year 2016, which accrued interest at comparatively higher rates than under our credit facility.

Interest expense increased to $15.02 million in fiscal year 2015 compared to $10.19 million in fiscal year 2014. The increase in interest expense is due to higher levels of debt as a result of borrowings used to fund the repurchase of $278.43 million of the Company’s outstanding common stock in fiscal year 2015 and to fund the $195.94 million acquisition of Healthy Directions on June 30, 2014.

Income Tax Expense:

Our fiscal years 2016, 2015 and 2014 income tax expense was $18.59, $16.05 and $20.89 million, respectively, and our effective tax rates were 15.5, 10.9 and 19.5 percent, respectively. The year-over-year comparison of our effective tax rates was primarily impacted by the mix of taxable income in our various tax jurisdictions. Due to the Company’s organization in Bermuda and the ownership structure of its foreign subsidiaries, many of which are not owned directly or indirectly by a U.S. parent company, an immaterial amount of the Company’s foreign income is subject to U.S. taxation on a permanent basis under current law. Additionally, the Company’s intellectual property is largely owned by foreign subsidiaries of the Company, resulting in proportionally higher earnings in jurisdictions with lower statutory tax rates, which decreases the Company’s overall effective tax rate.

The fiscal year 2016 effective tax rate was also impacted by: the unfavorable effect of Venezuelan currency re-measurement and non-cash impairment charges of $18.73 million, with no related tax benefit; the unfavorable effect of a patent litigation charge of $17.83 million, with a related tax benefit of $0.05 million; the impact of unfavorable foreign currency exchange fluctuations on income before tax, with no related tax benefit; and tax benefits of $2.05 million due to the finalization of certain tax returns and changes in uncertain tax positions.

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

We expect our effective tax rate for fiscal year 2017 to range between 13.0 and 15.0 percent.

Net Income:

Comparison of fiscal year 2016 to fiscal year 2015

Our net income was $101.23 million for fiscal year 2016 compared to $131.16 million for fiscal year 2015, a decrease of 22.8 percent. Our diluted earnings per share decreased $1.00, or 22.1 percent, to $3.52 for fiscal year 2016 compared to $4.52 for fiscal year 2015.

Comparison of fiscal year 2015 to fiscal year 2014

Our net income was $131.16 million for fiscal year 2015 compared to $86.25 million for fiscal year 2014, an increase of 52.1 percent. Our diluted earnings per share increased $1.86 to $4.52 for fiscal year 2015 compared to $2.66 for fiscal year 2014, an increase of 69.9 percent.

Adjusted Income and EPS:

In order to provide a better understanding of the impact of certain items on our net income and EPS, the analysis that follows reports the comparative after tax impact of non‐cash asset impairment charges, CEO succession costs, acquisition‐related expenses, Venezuelan re-measurement related charges, patent litigation charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on our net income, and basic and diluted EPS for the periods covered below.

ADJUSTED INCOME AND EPS

(dollars in thousands, except per share data)

	Fiscal Years Ended the Last Day of February,			Basic EPS			Diluted EPS
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Net income as reported (GAAP)	$101,228	$131,164	$86,248	$3.58	$4.59	$2.69	$3.52	$4.52	$2.66
Asset impairment charges, net of tax (1)	5,312	8,155	12,034	0.19	0.29	0.38	0.18	0.28	0.37
CEO succession costs, net of tax (2)	4,645	-	16,335	0.16	-	0.51	0.16	-	0.51
Acquisition-related expenses, net of tax (3)	696	2,306	-	0.03	0.08	-	0.02	0.08	-
Venezuelan re-measurement related charges, net of tax (4)	18,733	-	-	0.66	-	-	0.65	-	-
Patent litigation charge, net of tax (5)	17,785	-	-	0.63	-	-	0.62	-	-
Subtotal	148,399	141,625	114,617	5.25	4.96	3.58	5.16	4.88	3.54
Amortization of intangible assets, net of tax (6)	24,063	22,985	20,741	0.85	0.80	0.64	0.84	0.79	0.64
Non-cash share-based compensation, net of tax (7)	7,199	5,313	10,416	0.25	0.19	0.33	0.25	0.18	0.32
Adjusted income (non-GAAP)	$179,661	$169,923	$145,774	$6.35	$5.95	$4.55	$6.25	$5.85	$4.50

Weighted average shares of common stock used in computing basic and diluted EPS (GAAP)				28,273	28,579	32,007	28,749	29,035	32,386
Dilutive impact of CEO succession costs (2)				-	-	-	-	-	(42)
Weighted average shares of common stock used in computing adjusted basic and diluted EPS (non-GAAP)				28,273	28,579	32,007	28,749	29,035	32,344

(1)	For fiscal years 2016, 2015 and 2014, non-cash intangible asset impairment charges were $6.00, $9.00 and $12.05 million, respectively, net of taxes of $0.69, $0.84 and $0.02 million, respectively.

(2)

In fiscal year 2016, CEO succession costs of $6.71 million ($4.65 million after tax) were incurred in connection with the settlement of a lawsuit with our former CEO. In fiscal year 2014, CEO succession costs totaling $18.23 million ($16.34 million, net of tax) were incurred in connection with the former CEO's separation from the Company. No comparable expenses were incurred in fiscal year 2015. For additional information, see “Other Significant Developments during Fiscal Year 2016” beginning on page 44, and Note (13) “Other Commitments and Contingencies – Employment Contracts and Related Matters” in the accompanying consolidated financial statements.

(3)

Late in fiscal year 2016, expenses of $0.70 million (before and after tax), were incurred in connection with the acquisition of Hydro Flask. The acquisition subsequently closed on March 18, 2016. For fiscal year 2015, expenses of $3.61 million ($2.31 million after tax) were incurred in connection with the Healthy Directions acquisition. No comparable expenses were incurred in fiscal year 2014. For additional information, see “Recent Development” beginning on page 45.

(4)

Currency re-measurement related charges of $18.73 million recorded in the fourth quarter of fiscal year 2016 due to a change in the rate used to re-measure our Venezuelan financial statements as of February 29, 2016. For additional information, see “– Overview” beginning on page 42 and Note (2) “Significant Accounting Matters” in the accompanying consolidated financial statements.

(5)

Includes a $17.83 million ($17.79 million, net of tax) patent litigation charge recorded in the fourth quarter of fiscal year 2016. For additional information, see “Other Significant Developments During Fiscal Year 2016” beginning on page 44 and Note (13) “Other Commitments and Contingencies – Thermometer Patent Litigation” in the accompanying consolidated financial statements.

(6)	For fiscal years 2016, 2015 and 2014, amortization of intangible assets was $27.77, $25.33 and $21.61 million respectively, net of taxes of $3.71, $2.34 and $0.87 million, respectively.

(7)

For fiscal years 2016, 2015 and 2014, non-cash share-based compensation expense totaled $8.48, $5.97 and $14.23 million respectively, net of taxes of $1.28, $0.66 and 3.82 million, respectively. Fiscal year 2014 amounts do not include $17.45 million ($15.56 million, net of tax) of non-cash share-based compensation expense included in the settlement of certain CEO succession costs referred to in note (2) above.

Comparison of fiscal year 2016 to fiscal year 2015

Adjusted income increased $9.74 million or 5.7 percent for fiscal year 2016 compared to fiscal year 2015. Adjusted diluted EPS was $6.25 for fiscal year 2016 compared to $5.85 for fiscal year 2015. The increase in adjusted income was primarily due to overall sales growth, lower interest expense, and a slight decline in adjusted operating margin of 0.2 percentage points, despite the unfavorable impact of foreign exchange fluctuations in fiscal year 2016 and the comparative impact of a $6.98 million after tax gain from the amendment of a trademark license agreement recorded in fiscal year 2015. The increase in adjusted diluted EPS was due to increased adjusted income and lower diluted shares outstanding, when compared to fiscal year 2015.

Comparison of fiscal year 2015 to fiscal year 2014

Adjusted income increased $24.15 million or 16.6 percent for fiscal year 2015 compared to fiscal year 2014. Adjusted diluted EPS was $5.85 for fiscal year 2015 compared to $4.50 for fiscal year 2014. The increase in adjusted income was primarily due to higher overall sales, a lower SG&A ratio, lower income tax expense in the core business, the $6.98 million after tax gain from the amendment of our trademark license agreement with Honeywell International, Inc. and the accretive impact of the Healthy Directions acquisition. The increase in adjusted diluted EPS was due to the combined effects of increased adjusted income and share repurchases totaling 4,174,093 shares in fiscal year 2015, which resulted in lower diluted shares outstanding, when compared to fiscal year 2014.

The tables referred on pages 58 and 60 entitled “Adjusted Operating Income and Operating Margin” and “Adjusted Income and EPS,” respectively report operating income, operating margin, net income and EPS without the impact of non-cash asset impairment charges, CEO succession costs, acquisition-related expenses, Venezuelan re-measurement related charges, patent litigation charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. For additional information on these adjusted measures, see “Explanation of Certain Terms and Measures Used in MD&A” on page 71. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The preceding table reconciles these measures to their corresponding GAAP-based measures presented in our consolidated condensed statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income and EPS provide useful information to management and investors regarding financial and business trends relating to the Company’s financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with the Company’s financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges on net income and earnings per share. We also believe that these non-GAAP measures facilitate a more direct comparison of the Company’s performance with its competitors. We further believe that including the excluded charges would not accurately reflect the underlying performance of the Company’s continuing operations for the period in which the charges are incurred, even though such charges may be incurred and reflected in the Company’s GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of the Company's activities. The Company’s adjusted operating income, adjusted operating margin, adjusted income and EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Selected measures of our liquidity and capital utilization for fiscal years 2016 and 2015 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL UTILIZATION (1)

	Fiscal Years Ended
	the Last Day of February,
	2016	2015
Accounts Receivable Turnover (Days)	52.4	58.6
Inventory Turnover (Times)	2.9	2.7
Working Capital (in thousands)	$503,966	$302,895
Current Ratio	2.9:1	2.2:1
Ending Debt to Ending Equity Ratio	67.1%	47.9%
Return on Average Equity (2)	10.9%	15.0%

(1)Our computation and use of the measures in this table are further described and explained beginning on page 71.

(2)

Net income and average equity for fiscal years 2016 and 2015 include after tax non-cash asset impairment charges of $5.31 and $8.16 million and after tax acquisition-related expenses $0.70 and $2.31 million, respectively. In addition, Net income and average equity for fiscal year 2016 include after tax CEO succession costs of $4.65 million, after tax Venezuelan currency re-measurement and non-cash impairment charges of $18.73 million and an after-tax patent litigation charge of $17.79 million. For fiscal years 2016 and 2015, these items had an unfavorable impact of 4.9 and 0.9 percentage points, respectively, on the return on average equity.

Operating Activities:

Comparison of fiscal year 2016 to fiscal year 2015

Operating activities provided $185.26 million of cash during fiscal year 2016 compared to $178.60 million of cash provided during fiscal year 2015. The increase in operating cash flow was primarily due to fluctuations in working capital components.

Accounts receivable decreased $4.96 million to $217.54 million at the end of fiscal year 2016, compared to $222.50 million at the end of fiscal year 2015. Accounts receivable turnover improved to 52.4 days from 58.6 days in fiscal year 2015. The change in accounts receivable turnover is primarily due to the impact of an additional four months of Nutritional Supplements net sales without a corresponding increase in accounts receivable, as the segment collects most of its revenue upon shipment of product.

Inventory increased $8.53 million to $301.61 million at the end of fiscal year 2016, compared to $293.08 million at the end of fiscal year 2015. Inventory turnover increased to 2.9 times per year from 2.7 times per year in fiscal year 2015. We believe the improvement in inventory turnover is due primarily to improvements in our supply chain operations and SKU rationalization efforts over the last fiscal year, as well as the impact of the Nutritional Supplements segment, which turns inventory at a higher rate than the rest of our other segments.

Working capital was $503.97 million at the end of fiscal year 2016, compared to $302.90 million at the end of fiscal year 2015. The increase in working capital was primarily the result of a $210 million draw shortly before the end of  fiscal year 2016 to facilitate the closing of the Hydro Flask acquisition in March 2016.

Comparison of fiscal year 2015 to fiscal year 2014

Operating activities provided $178.60 million of cash during fiscal year 2015 compared to $154.17 million of cash provided during fiscal year 2014. The increase in operating cash flow was primarily due to the increase in net income.

Accounts receivable increased $9.45 million to $222.50 million at the end of fiscal year 2015, compared to $213.05 million at the end of fiscal year 2014. Accounts receivable turnover improved to 58.6 days from 63.7 days in fiscal year 2014. The Nutritional Supplements segment carries little to no receivables at any point in time as most of its net sales revenue is collected upon shipment. The addition of the segment’s net revenue without a corresponding increase in receivables outstanding was the primary reason for the improvement in turnover.

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

Investing Activities:

In fiscal year 2016, investing activities used $63.75 million of cash compared with $202.46 and $40.46 million used in fiscal years 2015 and 2014, respectively.

Significant highlights of our fiscal year 2016 investing activities

•

We spent $6.41 million on building and improvements, $10.59 million on computers, software implementations and enhancements, furniture and other equipment, $2.50 million on tools, molds and other capital asset additions, and $1.10 million on the development of new patents; and

•

We paid $42.75 million to acquire the Vicks VapoSteam inhalant business in the Health & Home segment and $0.40 million to acquire certain proprietary brand and formulation rights in our Nutritional Supplements segment.

Significant highlights of our fiscal year 2015 investing activities

•

We spent $2.97 million on information technology infrastructure, building and improvements and furniture and other equipment, $2.39 million on tools, molds and other capital asset additions and $1.16 million on the development of new patents; and

•	We paid $195.94 million to acquire Healthy Directions.

Significant highlights of our fiscal year 2014 investing activities

•

We spent $34.03 million on building, information technology infrastructure, other improvements, furniture and equipment, and new distribution equipment in connection with the construction and outfitting of our new distribution facility in Olive Branch, Mississippi; and

•

We spent an additional $4.52 million on other information technology infrastructure, building and improvements and other furniture and equipment, $1.57 million on tools, molds and other capital asset additions and $0.34 million on the development of new patents.

Financing Activities:

During fiscal year 2016, financing activities provided $91.99 million of cash compared with $33.87 and $56.52 million used in fiscal years 2015 and 2014, respectively.

Significant highlights of our fiscal year 2016 financing activities

•

We had draws of $802.60 million against our credit agreement, including $210 million drawn shortly before the end of fiscal year 2016 to facilitate the closing of the Hydro Flask acquisition in March 2016;

•	We repaid $590.00 million drawn against our credit agreement;

•	We repaid $21.90 million of long-term debt;

•

Employees and certain non-employee members of our Board of Directors exercised options to purchase 178,102 shares of common stock, and employees purchased 28,433 shares of common stock through our Employee Stock Purchase Plan. These programs provided a combined $12.03 million of cash, including tax benefits;

•

We issued 276,548 shares of common stock as payment for $15 million in separation compensation due to our former CEO under his employment and separation agreements, which was previously accrued in fiscal year 2014. Our former CEO tendered back to the Company 116,012 shares as payment for $12.00 million in related federal income tax withholding obligations. Under the terms of the employment and separation agreements, the number of shares issued and tendered were valued at $54.24 per share. This was the fair value of the shares on September 4, 2014, the date the compensation payment would have been made, if payment had not been delayed by the associated dispute.

•

We repurchased and retired 1,244,090 shares of common stock at an average price of $85.53 per share for a total purchase price of $106.41 million through a combination of the settlement of certain stock awards and open market purchases; and

•	Share-based compensation expense provided $1.28 million in current tax benefits.

Significant highlights of our fiscal year 2015 financing activities

•	We had draws of $769.00 million against our credit agreement;

•	We repaid $431.50 million drawn against our credit agreement;

•	We repaid $96.90 million of long-term debt;

•	We incurred $4.59 million in debt acquisition costs in connection with various amendments to our credit agreement and certain related guarantees during fiscal year 2015;

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

•	Share-based compensation expenses provided $0.66 million in current tax benefits.

Significant highlights of our fiscal year 2014 financing activities

•	We had draws of $107.30 million against our credit agreement;

•	We repaid $189.30 million drawn against our credit agreement;

•	We repaid $20 million of long-term debt;

•	We had draws of $37.61 million against new debt to finance the construction of our new distribution facility in Olive Branch, Mississippi;

•	We incurred $0.37 million in debt acquisition costs in connection with new long-term debt;

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

Credit Agreement and Other Debt Agreements:

Credit Agreement

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $650 million as of February 29, 2016. The commitment under the credit agreement terminates on January 16, 2020. Accordingly, borrowings under the Credit Agreement are reported as long-term debt. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. In connection with the amendments to our Credit Agreement in fiscal year 2015, we incurred a total of $4.59 million in new debt acquisition costs that are being amortized over the remaining term of the Credit Agreement. As of February 29, 2016, there was $550.10 million in revolving debt and $1.50 million of open letters of credit outstanding under the Credit Agreement. As of February 29, 2016, the amount available for borrowings under the Credit Agreement was $98.40 million. However, as of February 29, 2016, our debt agreements effectively limited our ability to incur more than $64.34 million of additional debt from all sources, including the Credit Agreement.

Other Debt Agreements

In addition to the Credit Agreement, at February 29, 2016, we had an aggregate principal balance of $40 million of 3.90% Senior Notes due January 2018 with two remaining equal installments due in January 2017 and 2018.

In March 2014, the Company concluded its borrowings under a loan agreement with the Mississippi Business Finance Corporation (the “MBFC Loan”). Under the MBFC Loan, a principal balance of $37.61 million was incurred to fund construction of our Olive Branch, Mississippi distribution facility. $1.90 million in principal payments were made on March 1, 2015 and 2014, respectively. The remaining loan balance is payable as follows: $3.80 million on March 1, 2016; $5.70 million on March 1, 2017; $1.90 million on March 1, 2018 through 2022; and $14.81 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

Our debt agreements require the maintenance of certain financial covenants, including maximum leverage ratios, minimum interest coverage ratios and minimum consolidated net worth levels (as each of these terms are defined in the various agreements). Our debt agreements also contain other customary covenants, including, among other things, covenants restricting or limiting the Company, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on its properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) repurchasing shares of our common stock and paying dividends. Our debt agreements also contain customary events of default, including failure to pay principal or interest when due, among others. Our debt agreements are cross-defaulted to each other. Upon an event of default under our debt agreements, the holders or lenders may, among other things, accelerate the maturity of any amounts outstanding under our debt. Under the terms of our Credit Agreement, the commitments of the lenders to make loans to us are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the credit facility.

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

Contractual Obligations

Our contractual obligations and commercial commitments in effect as of the end of fiscal year 2016 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF FEBRUARY:

(in thousands)

		2017	2018	2019	2020	2021	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years
Fixed rate debt	$40,000	$20,000	$20,000	$-	$-	$-	$-
Floating rate debt	583,907	3,800	5,700	1,900	552,000	1,900	18,607
Long-term incentive plan payouts	14,285	6,378	5,125	2,782	-	-	-
Interest on fixed rate debt	2,132	1,456	676	-	-	-	-
Interest on floating rate debt (1)	36,806	9,327	9,216	9,179	8,112	361	611
Open purchase orders	181,953	181,953	-	-	-	-	-
Long-term purchase commitments	1,654	745	606	303	-	-	-
Minimum royalty payments	66,572	12,725	12,271	12,253	8,938	8,998	11,387
Advertising and promotional	47,921	8,569	6,382	6,462	6,683	7,099	12,726
Operating leases	35,861	5,886	5,287	4,766	3,351	3,054	13,517
Capital spending commitments	3,490	3,490	-	-	-	-	-
Total contractual obligations (2)	$1,014,581	$254,329	$65,263	$37,645	$579,084	$21,412	$56,848

(1)

We estimate our future obligations for interest on our floating rate debt by assuming the weighted average interest rates in effect on each floating rate debt obligation at February 29, 2016 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, for the Credit Agreement, we assume that the balance outstanding as of February 29, 2016 remains the same for the remaining term of the agreement. The actual balance outstanding under our Credit Agreement may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations.

(2)

In addition to the contractual obligations and commercial commitments in the table above, as of February 29, 2016, we have recorded a provision for uncertain tax positions of $8.74 million. We are unable to reliably estimate the timing of most of the future payments, if any, related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

Off-Balance Sheet Arrangements

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs

Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements. We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we continue to evaluate acquisition opportunities on a regular basis. We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition. The Company may also elect to repurchase additional shares of common stock up to the balance of its current authorization over the next two fiscal years, subject to limitations contained in its debt agreements and based upon its assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. For additional information, see Part II, Item 2., “Unregistered Sales of Equity Securities and Use of Proceeds” in this report.  As of February 29, 2016, the amount of cash and cash equivalents held by the Company’s foreign subsidiaries was $15.27 million, of which, an immaterial amount was held in foreign countries where the funds may not be readily convertible into other currencies.

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

In addition, the calculation of our tax liabilities requires us to account for uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on the two-step process prescribed within GAAP. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit based upon its technical merits, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that has greater than a 50 percent likelihood of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, historical experience with similar tax matters, guidance from our tax advisors, and new audit activity. A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period in which the change occurs.

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

Adjusted diluted EPS (non-GAAP): Adjusted income divided by the weighted average shares of common stock outstanding plus the effect of dilutive securities.

Adjusted income (non-GAAP): Net income as reported under GAAP excluding the following items net of their applicable tax effects: non-cash asset impairment charges, CEO succession costs, acquisition‐related expenses, Venezuelan re-measurement related charges, patent litigation charges, amortization of intangible assets, and non-cash share-based compensation, as applicable.

Adjusted operating income (non-GAAP): Operating income for the Company or a segment as reported under GAAP excluding non-cash asset impairment charges, CEO succession costs, acquisition‐related expenses, Venezuelan re-measurement related charges, patent litigation charges, amortization of intangible assets, and non-cash share-based compensation, as applicable.

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

Corporate overhead costs: General corporate managerial and related administrative compensation costs, legal, accounting, and regulatory compliance costs, together with associated operating overhead that is not directly attributable to any one operating segment, but benefits the Company as a whole. These charges are allocated to each operating segment based upon a number of factors depending on the nature of the expense. Such factors include relative revenues, estimates of relative labor expenditures for each segment and certain intangible asset levels held by each segment.

Current ratio: Current assets divided by current liabilities at the end of a reporting period, expressed as a ratio.

Ending debt to ending equity ratio: Total interest bearing short- and long-term debt divided by shareholders’ equity. We use this as a leverage metric to indicate what proportion of debt and equity we are using to finance assets.

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

Foreign Currency Risk

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. For the fiscal years 2016, 2015 and 2014, approximately 14, 14 and 15 percent, respectively, of our net sales revenue was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases. In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.

As further discussed below, we also recorded a charge of $9.57 million in fiscal year 2016 due to a change in the rate used to re-measure our Venezuelan monetary assets and liabilities as of February 29, 2016 from the official exchange rate of 6.3 Bolivars per U.S. Dollar to the SIMADI rate of approximately 205 Bolivars per U.S. Dollar.

We identify foreign currency risk by regularly monitoring our foreign currency-denominated transactions and balances. Where operating conditions permit, we reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

We hedge against certain foreign currency exchange rate-risk by using a series of forward contracts designated as cash flow hedges and mark-to-market derivatives to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. In these transactions, we execute a forward currency contract that will settle at the end of a forecasted period. Because the size and terms of the forward contract are designed so that its fair market value will move in the opposite direction and approximate magnitude of the underlying foreign currency’s forecasted exchange gain or loss during the forecasted period, a hedging relationship is created. To the extent that we forecast the expected foreign currency cash flows from the period we enter into the forward contract until the date it will settle with reasonable accuracy, we significantly lower or materially eliminate a particular currency’s exchange risk exposure over the life of the related forward contract. We have also entered into certain foreign currency contracts we refer to as “cross-currency debt swaps.” Cross-currency debt swaps have been used with respect to $5 million of our 3.90% Senior Notes, creating an economic hedge against currency movements. We have elected not to designate these contracts as fair value hedges. Accordingly, the net unrealized mark-to-market gain or loss on these derivatives are recognized in SG&A as incurred, and associated net fixed interest payments are recognized as an adjustment to interest expense. We enter into these types of agreements where we believe we have meaningful exposure to foreign currency exchange risk and the hedge pricing appears reasonable. It is not practical for us to hedge all our exposures, nor are we able to project in any meaningful way the possible effect and interplay of all foreign currency fluctuations on translated amounts or future earnings. This is due to our constantly changing exposure to various currencies, the fact that each foreign currency reacts differently to the U.S. Dollar and the significant number of currencies involved. Accordingly, we will always be subject to foreign exchange rate-risk on exposures we have not hedged, and these risks may be material. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes. We expect that as currency market conditions warrant, and our foreign denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against certain potential foreign exchange losses.

Venezuelan Bolivar Currency Exchange Uncertainties and Related Recent Developments - In February 2013, the Venezuelan government devalued its currency from 4.30 to 6.30 Bolivars per U.S. Dollar for all goods and services. In March 2013, the Venezuelan government announced an additional complementary auction-based exchange rate mechanism known as SICAD, which was made available to certain companies that operate in designated industries. Through February 2016, SICAD was being used in limited circumstances, which we believe precluded us from accessing such rates. In February 2015, the Venezuelan government unveiled another foreign exchange mechanism known as SIMADI, which was the lowest rate in its then three-tier foreign exchange system. SIMADI was a somewhat less restrictive auction system whose value was intended to be determined by market forces. SIMADI underwent a trial period and accounted for a small percentage of Venezuela’s foreign exchange. During its availability, a number of circumstances precluded us from accessing such rates.

In February 2016, the Venezuelan government announced further changes to its foreign currency exchange system. These changes included an immediate devaluation of its official rate, now known as DIPRO, from 6.30 Bolivars per U.S. Dollar to 10.00 Bolivars per U.S. Dollar. The changes also included the dissolution of its previous alternative exchange rate systems, and the institution of a new alternative exchange system known as DICOM governing all other transactions not covered by DIPRO. DICOM replaced SIMADI, which was the lowest rate in the previous exchange system. SIMADI closed at February 29, 2016 at approximately 205 Bolivars per U.S. Dollar. DICOM opened in early March 2016 at approximately 207 Bolivars per U.S. Dollar.

As a result of the further devaluation of the official rate, continued economic instability from declines in oil prices and the declaration of an economic emergency, among other factors, we determined that SIMADI was the most appropriate rate to use to re-measure our financial statements as of February 29, 2016. The determination was further substantiated by the announcement of DICOM as an intended market-based rate, which opened at approximately the same rate as SIMADI shortly after the end of our fiscal year. As a result of the adoption of SIMADI, we recorded a charge of $9.57 million (before and after tax) from the re-measurement of our Venezuelan monetary assets and liabilities at February 29, 2016.

In addition to re-measuring our monetary holdings in Venezuela, we recorded $9.16 million of non-cash impairment charges (before and after tax) with respect to inventory and property and equipment in order to reflect their respective estimated net realizable and fair values as of February 29, 2016.

The following table summarizes the financial impact of the adjustments described above, made during the fourth quarter of fiscal year 2016:

IMPACT OF VENEZUELAN RE-MEASUREMENT RELATED CHARGES

(in thousands)

	Balance at February 29, 2016
	Before Adjustment	Adjustments	After Adjustment	Location of Income Statement Impact
Cash and cash equivalents	$1,302	$(1,292)	$10	SG&A
Other net assets, principally working capital other than inventory	8,120	(8,284)	(164)	SG&A
Inventory	9,378	(9,078)	300	Cost of goods sold
Property and equipment, net	82	(79)	3	SG&A
Net investment in Venezuelan operations	$18,882	$(18,733)	$149

Absent further changes to the exchange systems, or unless future developments call for further changes, we intend to use DICOM to re-measure our financial statements on a go-forward basis. However, even with the recent changes made by the Venezuelan government, there remains a significant degree of uncertainty as to whether DICOM will hold its current value or maintain enough liquidity to satisfy demand, or whether the floating exchange mechanism will survive the existing economic and political instabilities.

Our business in Venezuela continues to be entirely self-funded with earnings from operations. We have no current need or intention to repatriate Venezuelan earnings. Within Venezuela, we market primarily liquid, solid- and powder-based personal care and grooming products, which are sourced almost entirely within the country. We do not have, nor do we foresee having, any need to access DICOM.

For fiscal years 2016, 2015 and 2014, sales in Venezuela represented 1.4, 0.7 and 0.6 percent, respectively, of the Company’s consolidated net sales revenue at the official exchange rate of 6.3 Bolivars per U.S. Dollar. At the current DICOM exchange rate, sales in Venezuela represent less than 0.1 percent of the Company’s consolidated net sales revenue for each period. For fiscal years 2016, 2015 and 2014, operating income (loss) in Venezuela was approximately ($9.95), $2.87 and $2.67 million, respectively, at the official exchange rate of 6.3 Bolivars per U.S. Dollar. As referred to previously, the fiscal year 2016 operating loss includes re-measurement and non-cash impairment charges totaling ($18.73) million. At the current DICOM exchange rate, we expect that fiscal year 2017 U.S. Dollar reported net sales and operating income from Venezuela will no longer be meaningful to the Company’s consolidated and Beauty segment results.

Developments within the Venezuelan economy, including any future governmental interventions, are beyond our ability to control or predict, and we cannot assess impacts, if any, such events may have on our Venezuelan business.

Chinese Renminbi Currency Exchange Uncertainties - A significant portion of the products we sell are purchased from third-party manufacturers in China. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years, devaluing by approximately 6 percent against the U.S. Dollar during fiscal year 2016. If China’s currency continues to fluctuate against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations. Accordingly, there can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, results of operations and financial condition.

Interest Rate Risk

Interest on our outstanding debt as of February 29, 2016 is both floating and fixed. Fixed rates are in place on $40 million of Senior Notes at 3.90% and floating rates are in place on the balance of all other debt outstanding, which totaled $583.91 million as of February 29, 2016. If short-term interest rates increase, we will incur higher interest rates on any future outstanding balances of floating rate debt.

The following table summarizes the fair values of our various derivative instruments at the end of fiscal years 2016 and 2015

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

	February 29, 2016
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
		Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	2/2017	€27,000	$1,066	$-	$-	$-
Foreign currency contracts - sell Canadian Dollars	Cash flow	6/2017	$28,000	-	-	495	7
Foreign currency contracts - sell Pounds	Cash flow	2/2017	£3,450	94	-	-	-
Foreign currency contracts - sell Australian Dollars	Cash flow	8/2016	$1,650	6	-	-	-
Subtotal				1,166	-	495	7

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swap	(1)	1/2018	$5,000	-	206	-	-
Total fair value				$1,166	$206	$495	$7

(1)

During fiscal year 2016 we entered into a cross-currency debt swap, which in effect adjusts the currency denomination of $5 million of our 3.90% Senior Notes due January 2018 to the Euro, creating an economic hedge against currency movements. On this contract, we have not elected hedge accounting.

	February 28, 2015
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
		Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	1/2016	€10,000	$129	$-	$-	$-
Foreign currency contracts - sell Pounds	Cash flow	2/2016	£6,900	-	-	240	-
Total fair value				$129	$-	$240	$-

Counterparty Credit Risk

Financial instruments, including foreign currency contracts, cross-currency debt swaps and interest rate swaps, expose us to counterparty credit risk for nonperformance. We manage our exposure to counterparty credit risk by dealing with counterparties who are substantial international financial institutions with significant experience using such derivative instruments. Although our theoretical credit risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring credit risk losses is remote.

Risks Inherent in Cash and Cash Equivalents

As the levels of our cash and cash equivalents change, they can become more subject to foreign exchange rate risk, interest rate risk, credit risk, and liquidity risk. Cash consists of interest-bearing, non-interest-bearing and short-term investment accounts. We consider money market accounts, which at February 29, 2016 primarily held short-term U.S. treasury obligations, to be cash equivalents.

 The following table summarizes our cash and cash equivalents at the end of fiscal years 2016 and 2015:

CASH AND CASH EQUIVALENTS

(in thousands)

	February 29, 2016		February 28, 2015
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates
Cash, interest and non-interest-bearing accounts - unrestricted	$13,826	0.00 to 0.50%	$9,877	0.00 to 0.65%
Cash, interest and non-interest-bearing accounts - restricted	10	0.00%	726	0.00 to 0.50%
Money market funds	211,964	0.11 to 0.19%	1,692	0.18 to 0.31%
Total cash and cash equivalents	$225,800		$12,295

Our cash balances at the end of fiscal years 2016 and 2015 include restricted cash of $0.01 and $0.73 million, respectively, denominated in Venezuelan Bolivars, shown above under the heading “Cash, interest and non-interest-bearing accounts - restricted.” The balances arise from our operations within the Venezuelan market. We intend to use these cash balances in country to continue to fund operations. We do not otherwise rely on these restricted funds as a source of liquidity. As discussed elsewhere in this report, at the end of fiscal year 2016 we re-measured our restricted cash using the SIMADI exchange rate of 205 Bolivars per U.S. Dollar.

Rate Sensitive Financial Instruments

The following table shows the approximate potential fair value change in U.S. Dollars that would arise from a hypothetical adverse 10 percent change in certain market based rates underlying our rate sensitive financial instruments as of February 29, 2016 and February 28, 2015.

CHANGE IN FAIR VALUE DUE TO AN ADVERSE MOVE IN RELATED RATES

(in thousands)

	February 29, 2016
	Face or			Estimated
	Notional	Carrying	Fair	Change in
	Amount	Value	Value	Fair Value
Fixed Rate Long-Term Debt (1)	$40,000	$(40,000)	$(40,914)	$(129)
Foreign Currency Contracts - cross-currency debt swap	$5,000	$206	$206	$(273)
Foreign Currency Contracts - Euros (2)	€27,000	$1,066	$1,066	$(2,959)
Foreign Currency Contracts - Canadian Dollars (2)	$28,000	$(502)	$(502)	$(2,246)
Foreign Currency Contracts - Pounds (2)	£3,450	$94	$94	$(482)
Foreign Currency Contracts - Australian Dollars (2)	$1,650	$6	$6	$(118)

	February 28, 2015
	Face or			Estimated
	Notional	Carrying	Fair	Change in
	Amount	Value	Value	Fair Value
Fixed Rate Long-Term Debt (1)	$60,000	$(60,000)	$(62,006)	$(228)
Foreign Currency Contracts - Pounds (2)	£6,900	$(240)	$(240)	$(1,306)
Foreign Currency ontracts - Euros (2)	€10,000	$129	$129	$(994)

(1)	The underlying interest rates used as a basis for these estimates are rates quoted by our lenders on fixed rate notes of similar term and credit quality as of the balance sheet dates shown.

(2)	Appreciation in the value of the U.S. Dollar would result in an increase in the fair value of the related foreign currency contracts.

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

Our management assesses the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on our assessment, we concluded that our internal control over financial reporting was effective as of February 29, 2016.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page 80.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Helen of Troy Limited and Subsidiaries

We have audited the internal control over financial reporting of Helen of Troy Limited and Subsidiaries (the “Company”) as of February 29, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2016, based on the criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended February 29, 2016, and our report dated April 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas

April 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Helen of Troy Limited and Subsidiaries

We have audited the accompanying consolidated balance sheets of Helen of Troy Limited and Subsidiaries (the “Company”) as of February 29, 2016 and February 28, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 29, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helen of Troy Limited and Subsidiaries as of February 29, 2016 and February 28, 2015, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 29, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated April 29, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

April 29, 2016

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except shares and par value)

	February 29,	February 28,
	2016	2015
Assets
Assets, current:
Cash and cash equivalents	$225,800	$12,295
Receivables - principally trade, less allowances of $5,898 and $5,882	217,543	222,499
Inventory	301,609	293,081
Prepaid expenses and other current assets	9,780	9,715
Income taxes receivable	356	417
Deferred tax assets, net	17,636	26,753
Total assets, current	772,724	564,760

Property and equipment, net of accumulated depreciation of $93,926 and $82,154	130,465	126,068
Goodwill	583,005	549,727
Other intangible assets, net of accumulated amortization of $137,174 and $111,627	375,751	398,430
Deferred tax assets, net	1,605	2,132
Other assets, net of accumulated amortization of $10,453 and $9,166	6,093	12,638
Total assets	$1,869,643	$1,653,755

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$103,713	$98,564
Accrued expenses and other current liabilities	141,245	141,201
Deferred tax liabilities, net	-	200
Long-term debt, current maturities	23,800	21,900
Total liabilities, current	268,758	261,865

Long-term debt, excluding current maturities	600,107	411,307
Deferred tax liabilities, net	44,120	52,711
Other liabilities, noncurrent	26,615	23,307
Total liabilities	939,600	749,190

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 27,735,034 and 28,488,411 shares
issued and outstanding	2,774	2,849
Additional paid in capital	198,077	179,934
Accumulated other comprehensive income (loss)	665	(76)
Retained earnings	728,527	721,858
Total stockholders' equity	930,043	904,565
Total liabilities and stockholders' equity	$1,869,643	$1,653,755

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share data)

	Fiscal Years Ended the Last Day of February,
	2016	2015	2014
Sales revenue, net	$1,545,701	$1,445,131	$1,317,153
Cost of goods sold	909,696	845,572	800,450
Gross profit	636,005	599,559	516,703

Selling, general and administrative expense ("SG&A")	499,390	428,840	387,554
Asset impairment charges	6,000	9,000	12,049
Operating income	130,615	161,719	117,100

Nonoperating income, net	299	517	227
Interest expense	(11,096)	(15,022)	(10,193)
Income before income taxes	119,818	147,214	107,134

Income tax expense	18,590	16,050	20,886
Net income	$101,228	$131,164	$86,248

Earnings per share:
Basic	$3.58	$4.59	$2.69
Diluted	$3.52	$4.52	$2.66

Weighted average shares of common stock used in
computing net earnings per share:
Basic	28,273	28,579	32,007
Diluted	28,749	29,035	32,386

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2016			2015			2014
	Before		Net of	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax	Tax	Tax	Tax
Income	$119,818	$(18,590)	$101,228	$147,214	$(16,050)	$131,164	$107,134	$(20,886)	$86,248
Other comprehensive income
Cash flow hedge activity - interest rate swaps
Changes in fair market value	-	-	-	28	(10)	18	(111)	39	(72)
Settlements reclassified to income	-	-	-	1,199	(420)	779	3,707	(1,297)	2,410
Subtotal	-	-	-	1,227	(430)	797	3,596	(1,258)	2,338

Cash flow hedge activity - foreign currency contracts
Changes in fair market value	1,978	(314)	1,664	434	(62)	372	(962)	195	(767)
Settlements reclassified to income	(1,203)	280	(923)	(176)	22	(154)	98	(31)	67
Subtotal	775	(34)	741	258	(40)	218	(864)	164	(700)
Total other comprehensive income	775	(34)	741	1,485	(470)	1,015	2,732	(1,094)	1,638
Comprehensive income	$120,593	$(18,624)	$101,969	$148,699	$(16,520)	$132,179	$109,866	$(21,980)	$87,886

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2016	2015	2014
Common stock shares
Balances, beginning of period	28,488	32,273	31,868
Exercise of stock options	178	187	239
Restricted share-based compensation	285	71	11
Vesting of performance awards	-	100	260
Issuance of common stock in connection with employee stock purchase plan	28	31	42
Common stock repurchased and retired	(1,244)	(4,174)	(147)
Balances, end of period	27,735	28,488	32,273

Common stock
Balances, beginning of period	$2,849	$3,227	$3,187
Exercise of stock options	18	19	24
Restricted share-based compensation	28	7	1
Vesting of performance awards	-	10	26
Issuance of common stock in connection with employee stock purchase plan	3	3	4
Common stock repurchased and retired	(124)	(417)	(15)
Balances, end of period	$2,774	$2,849	$3,227

Paid in capital
Balances, beginning of period	$179,934	$180,861	$164,471
Adjustments to paid in capital for changes in uncertain tax positions	-	-	257
Stock option share-based compensation	3,513	3,670	2,804
Exercise of stock options, including tax benefits of $1,581, $773 and $452	8,304	6,318	6,494
Restricted share-based compensation, including tax benefits of $1,894, $0 and $2,921	21,836	9,759	12,285
Issuance of common stock in connection with employee stock purchase plan	1,924	1,538	1,346
Common stock repurchased and retired	(17,434)	(22,212)	(6,796)
Balances, end of period	$198,077	$179,934	$180,861

Accumulated other comprehensive loss
Balances, beginning of period	$(76)	$(1,091)	$(2,729)
Cash flow hedge activity - interest rate swaps, net of tax	-	797	2,338
Cash flow hedge activity - foreign currency, net of tax	741	218	(700)
Balances, end of period	$665	$(76)	$(1,091)

Retained earnings
Balances, beginning of period	$721,858	$846,490	$761,677
Net income	101,228	131,164	86,248
Common stock repurchased and retired	(94,559)	(255,796)	(1,435)
Balances, end of period	$728,527	$721,858	$846,490

Total stockholders' equity	$930,043	$904,565	$1,029,487

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2016	2015	2014
Cash provided (used) by operating activities:
Net income	$101,228	$131,164	$86,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,749	39,653	33,839
Amortization of financing costs	1,158	1,846	911
Provision for doubtful receivables	225	299	400
Non-cash share-based compensation	8,483	5,974	31,683
Non-cash intangible asset impairment charges	6,000	9,000	12,049
Non-cash Venezuelan re-measurement related charges	17,441	-	-
Loss on the sale of property and equipment	84	49	81
Deferred income taxes and tax credits	(464)	(1,830)	(10,109)
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	(3,604)	(9,487)	6,265
Inventories	(17,606)	2,274	(8,383)
Prepaid expenses and other current assets	(2,412)	2,317	1,166
Other assets and liabilities, net	10,668	2,448	(1,867)
Accounts payable	7,044	16,502	3,733
Accrued expenses and other current liabilities	15,764	(21,135)	8,129
Accrued income taxes	(1,497)	(471)	(9,980)
Net cash provided by operating activities	185,261	178,603	154,165

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(20,603)	(6,521)	(40,463)
Proceeds from the sale of property and equipment	7	-	5
Payments to acquire businesses	(43,150)	(195,943)	-
Net cash used by investing activities	(63,746)	(202,464)	(40,458)

Cash provided (used) by financing activities:
Proceeds from line of credit	802,600	769,000	107,300
Repayment of line of credit	(590,000)	(431,500)	(189,300)
Proceeds from issuance of long-term debt	-	-	37,607
Repayment of long-term debt	(21,900)	(96,900)	(20,000)
Payment of financing costs	(19)	(4,585)	(367)
Proceeds from share issuances under share-based compensation plans, including tax benefits	12,025	7,621	10,285
Payment of tax obligations resulting from cashless share award exercises	-	(4,569)	(6,445)
Payment of tax obligations resulting from cashless share settlement of severance obligation	(12,000)	-	-
Payments for repurchases of common stock	(100,000)	(273,599)	(1,311)
Share-based compensation tax benefit	1,284	661	5,709
Net cash provided (used) by financing activities	91,990	(33,871)	(56,522)

Net increase (decrease) in cash and cash equivalents	213,505	(57,732)	57,185
Cash and cash equivalents, beginning balance	12,295	70,027	12,842
Cash and cash equivalents, ending balance	$225,800	$12,295	$70,027

Supplemental cash flow information:
Interest paid	$9,978	$13,990	$10,632
Income taxes paid, net of refunds	$15,950	$16,591	$31,289
Value of common stock received as exercise price of options	$118	$257	$492

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. Dollars, except share and per share data, unless indicated otherwise)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)General

When used in these notes, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. We refer to the Company’s common shares, par value $0.10 per share, as “common stock.” References to “OXO” refer to the operations of OXO International and certain of its affiliated subsidiaries that comprise our Housewares segment. References to “Kaz” refer to the operations of Kaz, Inc. and its subsidiaries, which comprise a segment within the Company referred to as the Health & Home segment (formerly referred to as “Healthcare / Home Environment”). References to “Healthy Directions” refer to the operations of Healthy Directions, LLC and its subsidiaries, acquired on June 30, 2014, that comprise the Nutritional Supplements segment. Our Beauty segment was formerly referred to as “Personal Care.” We use product and service names in this report for identification purposes only and they may be protected in the United States and other jurisdictions by trademarks, trade names, service marks, and other intellectual property rights of the Company and other parties. The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right. All trademarks, trade names, service marks, and logos referenced herein belong to their respective owners. References to “the FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to U.S. generally accepted accounting principles. References to “ASU” refer to the codification of GAAP in the Accounting Standards Updates issued by the FASB. References to “ASC” refer to the codification of GAAP in the Accounting Standards Codification issued by the FASB.

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a global designer, developer, importer, marketer, and distributor of an expanding portfolio of brand-name consumer products. We have four segments: Housewares, Health & Home, Nutritional Supplements, and Beauty. Our Housewares segment provides a broad range of innovative consumer products for the home. Product offerings include food preparation tools and appliances, gadgets and storage containers, cleaning, organization, and baby and toddler care products. The Health & Home segment focuses on healthcare devices such as thermometers, humidifiers, blood pressure monitors, and heating pads; water filtration systems; and small home appliances such as portable heaters, fans, air purifiers, and insect control devices. Our Nutritional Supplements segment is a leading provider of premium branded vitamins, minerals and supplements, as well as other health products sold directly to consumers. Our Beauty segment products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid-, solid- and powder-based personal care and grooming products.

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

Our cash balances at the end of fiscal years 2016 and 2015 include restricted cash of $0.01 and $0.73 million, respectively, denominated in Venezuelan Bolivars. The balances arise from our operations within the Venezuelan market. Through the end of fiscal year 2016, we were unable to repatriate cash from Venezuela, however, we intend to use these cash balances in country to continue to fund operations. We do not otherwise rely on these restricted funds as a source of liquidity. As further discussed in Note (2), at the end of fiscal year 2016, we changed the rate used to re-measure our Venezuelan financial statements, which impacted our reported cash balances. Notes (4) and (19) contain additional information regarding recent developments in Venezuela and their impact on amounts reported in our consolidated financial statements.

We consider money market accounts, which at February 29, 2016 primarily held short-term U.S. treasury obligations, to be cash equivalents. Cash equivalents comprised $211.96 and $1.69 million of the amounts reported on our consolidated balance sheets as “Cash and cash equivalents” at February 29, 2016 and February 28, 2015, respectively. Notes (11) and (12) contain additional information regarding our cash and cash equivalents.

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

All realized and unrealized gains and losses attributable to trading securities, when held, are included in “Nonoperating income (expense), net” in the consolidated statements of income.

(e)Receivables

Our receivables are comprised of trade credit granted to customers, primarily in the retail industry, offset by two valuation reserves: an allowance for doubtful receivables and an allowance for back-to-stock returns.

Our allowance for doubtful receivables reflects our best estimate of probable losses, determined principally based on historical experience and specific allowances for known troubled accounts. Our policy is to charge off receivables when we have determined they will no longer be collectible. Charge-offs are applied as a reduction to the allowance for doubtful accounts and any recoveries of previous charge-offs are netted against bad debt expense in the period recovered. At February 29, 2016 and February 28, 2015, the allowance for doubtful receivables was $1.73 and $1.85 million, respectively.

Our allowance for back-to-stock returns reflects our best estimate of future customer returns, determined principally based on historical experience and specific allowances for known pending returns. At

February 29, 2016 and February 28, 2015, the allowance for back-to-stock returns was $4.17 and $4.03 million, respectively.

The Company had significant concentrations of credit risk with one major customer at February 29, 2016 representing approximately 15 percent of gross trade receivables. In addition, as of February 29, 2016 and February 28, 2015, approximately 44 and 42 percent, respectively, of the Company’s gross trade receivables were due from its five top customers.

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

General and administrative expenses in inventory include all the expenses of operating the Company's sourcing activities and expenses incurred for production monitoring, product design, engineering, and packaging. We charged $39.22, $36.37 and $36.23 million of such general and administrative expenses to inventory during fiscal years 2016, 2015 and 2014, respectively. We estimate that $13.05 and $12.52 million of general and administrative expenses directly attributable to the procurement of inventory were included in our inventory balances on hand at February 29, 2016 and February 28, 2015, respectively.

The “Cost of goods sold” line item on the consolidated statements of income is comprised of the book value of inventory sold to customers during the reporting period. When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices less expected disposal costs.

For fiscal years 2016, 2015 and 2014, finished goods purchased from vendors in the Far East comprised approximately 68, 67 and 69 percent, respectively, of finished goods purchased. During fiscal year 2016, we had one vendor who fulfilled approximately 10 percent of our product requirements. Our top two manufacturers combined fulfilled approximately 17 percent of our product requirements. Over the same period, our top five suppliers fulfilled approximately 31 percent of our product requirements.

As further discussed in Note (2), we recorded non-cash impairment charges totaling $9.08 million before and after tax, to reflect Venezuelan inventory at its estimated net realizable value as of February 29, 2016.

(g)Property and equipment

These assets are stated at cost. We capitalize internal labor associated with the cost of development and implementation of internal use software and significant new website development. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Expenditures for repair and maintenance of property and equipment are expensed as incurred. For tax purposes, accelerated depreciation methods are used where allowed by tax laws.

As further discussed in Note (2), we recorded re-measurement related charges totaling $0.08 million before and after tax, to reflect Venezuelan property and equipment at its estimated fair value as of February 29, 2016.

(h)License agreements, trademarks, patents, and other intangible assets

A significant portion of our consolidated sales are made subject to trademark license agreements with various licensors. Our license agreements are reported on our consolidated balance sheets at cost, less accumulated amortization. The cost of our license agreements represents amounts paid to licensors to acquire the license or to alter the terms of the license in a manner that we believe to be in our best interest. Certain licenses have extension terms that may require additional payments to the licensor as part of the terms of renewal. The Company capitalizes costs incurred to renew or extend the term of a license agreement and amortizes such costs on a straight-line basis over the remaining term or economic life of the agreement, whichever is shorter. Royalty payments are not included in the cost of license agreements. Royalty expense under our license agreements is recognized as incurred and is included in our consolidated statements of income on the line entitled “Selling, general and administrative expense” (“SG&A”). Net sales revenue subject to trademark license agreements requiring royalty payments comprised approximately 41, 42 and 44 percent of consolidated net sales revenue for fiscal years 2016, 2015 and 2014, respectively. During fiscal year 2016, two licensors accounted for net sales revenue subject to royalty payments of approximately 20 and 12 percent of consolidated net sales, respectively. No other licensors had associated net sales revenue subject to royalty payments that accounted for 10 percent or more of consolidated net sales revenue.

We also sell products under trademarks and brand assets that we own. Trademarks and brand assets that we acquire from other entities are generally recorded on our consolidated balance sheets based upon the appraised fair value of the acquired asset, net of any accumulated amortization and impairment charges. Costs associated with developing trademarks internally are recorded as expenses in the period incurred. In certain instances where trademarks or brand assets have readily determinable useful lives, we amortize their costs on a straight-line basis over such lives. In most instances, we have determined that such acquired assets have an indefinite useful life. In these cases, no amortization is recorded. Patents acquired through purchase from other entities, if material, are recorded on our consolidated balance sheets based upon the appraised value of the acquired patents and amortized over the remaining life of the patent. Additionally, we incur certain costs, primarily legal fees in connection with the design and development of products to be covered by patents, which are capitalized as incurred and amortized on a straight-line basis over the life of the patent in the jurisdiction filed, typically 14 years.

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

We consider whether circumstances or conditions exist that suggest that the carrying value of our goodwill and other long-lived assets might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value. If the analysis indicates that an individual asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value. These steps entail significant amounts of judgment and subjectivity. When events and changes in circumstances indicate there may be an impairment, we perform interim testing. Such events and changes in circumstances may include strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions, the impact of the economic environment on our customer base and on broad market conditions that drive valuation considerations by market participants, our internal expectations with regard to future revenue growth and the assumptions we make when performing our impairment reviews, a significant decrease in the market price of our assets, a significant adverse change in the extent or manner in which our assets are used, a significant adverse change in legal factors or the business climate that could affect our assets, an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset, and significant changes in the cash flows associated with an asset. We analyze these assets at the individual asset, reporting unit and Company levels.

As further discussed in Note (5) to these consolidated financial statements, in fiscal years 2016, 2015 and 2014, we recorded non-cash impairment charges totaling $6.00 million ($5.31 million after tax), $9.00 million ($8.16 million after tax) and $12.05 million ($12.03 million after tax), respectively, in order to reflect the carrying value of certain trademarks in our Beauty segment at estimates of their fair value.

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

Intangible assets consist primarily of goodwill, license agreements, trademarks, brand assets, customer lists, distribution rights, patents, and patent licenses. Some of our goodwill is held in jurisdictions that allow deductions for tax purposes, however, in some of those jurisdictions we have no tax basis for the associated goodwill recorded for book purposes. Accordingly, the majority of our goodwill is not deductible for tax purposes. We amortize certain intangible assets using the straight-line method over appropriate periods ranging from 4 to 30 years. We recorded intangible asset amortization totaling $27.77, $25.33 and $21.61 million during fiscal years 2016, 2015 and 2014, respectively. See Notes (5) and (6) to these consolidated financial statements for more information about our intangible assets.

(k)Fair value classifications

We classify our various assets and liabilities recorded or reported at fair value under a hierarchy prescribed by GAAP that prioritizes inputs to fair value measurement techniques into three broad levels:

•	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets;
•

Level 2: Observable inputs other than quoted prices that are directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable; and

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

ACCRUAL FOR WARRANTY RETURNS

(in thousands)

	Fiscal Years Ended
	the Last Day of February,
	2016	2015
Beginning balance	$23,553	$19,269
Additions to the accrual	57,847	57,218
Reductions of the accrual - payments and credits issued	(60,778)	(52,934)
Ending balance	$20,622	$23,553

(m) Financial instruments

The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses, and income taxes payable approximate fair value because of the short maturity of these items. See Note (10) to these consolidated financial statements for our assessment of the fair value of our long-term debt. We have previously used interest rate swaps (the “swaps”) to protect our funding costs against rising interest rates. The interest rate swaps allowed us to raise long-term borrowings at floating rates and effectively swap them into fixed rates. Under our previous swaps, we agreed with another party to exchange quarterly the difference between fixed-rate and floating-rate interest amounts calculated by reference to notional amounts that match the amount of our underlying debt. Under these swap agreements, we paid the fixed rates and received the floating rates. The swaps settled quarterly and terminated upon maturity of the related debt in June 2014. We hedge a portion of our foreign exchange rate risk by entering into forward contracts to exchange foreign currencies for U.S. Dollars at specified rates. Our foreign exchange contracts and interest rate swaps are considered highly effective and are accounted for as cash flow hedges. In fiscal year 2016, we entered into a contract we refer to as a “cross-currency debt swap.” The cross-currency debt swap is being used with respect to $5 million of our 3.90% Senior Notes, creating an economic hedge against currency movements. We have elected not to designate this contract as a fair value hedge. Accordingly, the net unrealized mark-to-market gain or loss on this derivative contract is recognized in SG&A as incurred and associated net fixed interest payments are recognized as an adjustment to interest expense. See Notes (11), (12) and (17) to these consolidated financial statements for more information on our hedging activities.

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

(p)Consideration granted to customers

We offer our customers certain incentives in the form of cooperative advertising arrangements, volume rebates, product markdown allowances, trade discounts, cash discounts, slotting fees, and similar other arrangements. In instances where the customer provides us with proof of advertising performance, reductions in amounts received from customers under cooperative advertising programs are expensed in our consolidated statements of income in SG&A. Customer cooperative advertising incentives included in SG&A were $19.36, $17.28 and $16.45 million for the fiscal years 2016, 2015 and 2014, respectively.

Reductions in amounts received from customers without proof of advertising performance, markdown allowances, slotting fees, trade discounts, cash discounts, and volume rebates are all recorded as reductions of net sales revenue.

(q)Advertising

Advertising costs, including cooperative advertising discussed in (p) above, are expensed in the period in which they are incurred and included in our consolidated statements of income in SG&A. We incurred total advertising costs, including amounts paid to customers for cooperative media and print advertising, of $57.17, $53.75 and $46.29 million during fiscal years 2016, 2015 and 2014, respectively.

(r)Research and development expenses

Expenditures for research activities relating to product design, development and improvement are charged to expense as incurred and included in our consolidated statements of income in SG&A. We incurred total research and development expenses of $5.11, $4.10 and $2.87 million during fiscal years 2016, 2015 and 2014, respectively.

(s)Shipping and handling revenues and expenses

Shipping and handling expenses are included in our consolidated statements of income in SG&A. These expenses include distribution center costs, third-party logistics costs and outbound transportation costs. Our expenses for shipping and handling were approximately $89, $88 and $81 million during fiscal years 2016, 2015 and 2014, respectively. We bill our customers for charges for shipping and handling on certain sales made directly to consumers and retail customers ordering relatively small dollar amounts of product. Such charges are recorded as a reduction of our shipping and handling expense and are not material in the aggregate.

(t)Foreign currency transactions and related derivative financial instruments

The U.S. Dollar is the functional currency for the Company and all its foreign subsidiaries; therefore, we do not have a translation adjustment recorded through accumulated other comprehensive income (loss). All our non-U.S. subsidiaries' transactions involving other currencies have been re-measured in U.S. Dollars using exchange rates in effect on the date each transaction occurred. In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines and all other foreign exchange gains and losses are recognized in SG&A. We recorded net exchange gains (losses) from foreign currency fluctuations, including the impact of currency hedges and a cross-currency debt swap, of ($3.14), ($5.72) and ($0.95) million in SG&A and $(0.10), $0.40 and ($0.17) million in income tax expense during fiscal years 2016, 2015 and 2014, respectively. As further discussed in Note (2) to these consolidated financial statements, we also recorded a re-measurement charge of $9.57 million in fiscal year 2016 due to a change in the rate used to re-measure our Venezuelan financial statements as of February 29, 2016 from the official exchange rate of 6.3 Bolivars per U.S. Dollar to the SIMADI rate of approximately 205 Bolivars per U.S. Dollar. In order to manage our exposure to changes in foreign currency exchange rates, we use forward currency contracts to exchange foreign currencies for U.S. Dollars at specified rates. We account for these transactions as cash flow hedges, which requires these derivatives to be recorded on the balance sheet at their fair value and that changes in the fair value of the forward exchange contracts are recorded each period in our consolidated statements of income or other comprehensive income (loss), depending on the type of hedging instrument and the effectiveness of the hedges. We evaluate all hedging transactions each quarter to determine that they remain effective. Any material ineffectiveness is recorded as part of SG&A in our consolidated statements of income. In fiscal year 2016, we entered into a contract we refer to as a “cross-currency debt swap.” We have elected not to designate this contract as a fair value hedge. Accordingly, the net unrealized mark-to-market gain or loss on this contract is recognized in SG&A as incurred, and associated net fixed interest payments are recognized as an adjustment to interest expense. All of our contracts are adjusted to their fair market values at the end of each fiscal quarter. See Notes (11),  (12) and (17) to these consolidated financial statements for a further discussion of our hedging activities. Notes (4), (12) and (19) contain additional information regarding recent developments in Venezuela and their impact on amounts reported in our consolidated financial statements.

(u)Share-based compensation plans

We account for share-based employee compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all share-based payments to employees, including grants of stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance stock units (“PSUs”), to be measured based on the grant date fair value of the awards. The resulting expense is recognized over the periods during which the employee is required to perform service in exchange for the award. The estimated number of PSU’s that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

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

(v)Interest income

Interest income is included in “Nonoperating income, net” in the consolidated statements of income. Interest income totaled $0.11, $0.06 and $0.07 million in fiscal years 2016, 2015 and 2014, respectively. Interest income is normally earned on cash invested in short-term accounts, cash equivalents, and temporary and long-term investments.

(w)Earnings per share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities. Dilutive securities at any given point in time may consist of outstanding options to purchase common stock and issued and contingently issuable unvested RSUs and PSUs. See Note (15) to these consolidated financial statements for more information regarding RSUs, PSUs and other performance based stock awards. Options for common stock are excluded from the computation of diluted earnings per share if their effect is antidilutive.

For fiscal years 2016, 2015 and 2014, the components of basic and diluted shares were as follows:

WEIGHTED AVERAGE DILUTED SECURITIES

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2016	2015	2014
Weighted average shares outstanding, basic	28,273	28,579	32,007
Incremental shares from share-based payment arrangements	476	456	379
Weighted average shares outstanding, diluted	28,749	29,035	32,386

Dilutive securities, stock options	317	647	488
Dilutive securities, unvested or unsettled stock awards	227	273	322
Antidilutive securities, stock options	159	239	441

NOTE 2 –SIGNIFICANT ACCOUNTING MATTERS

Fiscal year 2016 Venezuelan re-measurement change

In February 2013, the Venezuelan government devalued its currency from 4.30 to 6.30 Bolivars per U.S. Dollar for all goods and services. In March 2013, the Venezuelan government announced an additional complementary auction-based exchange rate mechanism known as SICAD, which was made available to certain companies that operate in designated industries. Through February 2016, SICAD was being used in limited circumstances, which we believe precluded us from accessing such rates. In February 2015, the Venezuelan government unveiled another foreign exchange mechanism known as SIMADI, which was the lowest rate in its then three-tier foreign exchange system. SIMADI was a somewhat less restrictive auction system whose value was intended to be determined by market forces. SIMADI underwent a trial period and accounted for a small percentage of Venezuela’s foreign exchange. During its availability, a number of circumstances precluded us from accessing such rates.

In February 2016, the Venezuelan government announced further changes to its foreign currency exchange system. These changes included an immediate devaluation of its official rate, now known as DIPRO, from 6.30 Bolivars per U.S. Dollar to 10.00 Bolivars per U.S. Dollar. The changes also included the dissolution of its previous alternative exchange rate systems, and the institution of a new alternative exchange system known as DICOM governing all other transactions not covered by DIPRO. DICOM replaced SIMADI, which was the lowest rate in the previous exchange system. SIMADI closed at February 29, 2016 at approximately 205 Bolivars per U.S. Dollar. DICOM opened in early March 2016 at approximately 207 Bolivars per U.S. Dollar.

As a result of the further devaluation of the official rate, continued economic instability from declines in oil prices and the declaration of an economic emergency, among other factors, we determined that SIMADI was the most appropriate rate to use to re-measure our financial statements as of February 29, 2016. The determination was further substantiated by the announcement of DICOM as an intended market-based rate, which opened at approximately the same rate as SIMADI shortly after the end of our fiscal year. As a result of the adoption of SIMADI, we recorded a charge of $9.57 million (before and after tax) from the re-measurement of our Venezuelan monetary assets and liabilities at February 29, 2016.

In addition to re-measuring our monetary holdings in Venezuela, we recorded $9.16 million of non-cash impairment charges (before and after tax) with respect to inventory and property and equipment in order to reflect their respective estimated net realizable and fair values as of February 29, 2016.

The following table summarizes the financial impact of the adjustments described above, made during the fourth quarter of fiscal year 2016:

IMPACT OF VENEZUELAN RE-MEASUREMENT RELATED CHARGES

(in thousands)

	Balance at February 29, 2016
	Before Adjustment	Adjustments	After Adjustment	Location of Income Statement Impact
Cash and cash equivalents	$1,302	$(1,292)	$10	SG&A
Other net assets, principally working capital other than inventory	8,120	(8,284)	(164)	SG&A
Inventory	9,378	(9,078)	300	Cost of goods sold
Property and equipment, net	82	(79)	3	SG&A
Net investment in Venezuelan operations	$18,882	$(18,733)	$149

Absent further changes to the exchange systems, or unless future developments call for further changes, we intend to use DICOM to re-measure our financial statements on a go-forward basis. However, even with the recent changes made by the Venezuelan government, there remains a significant degree of uncertainty as to whether DICOM will hold its current value or maintain enough liquidity to satisfy demand, or whether the floating exchange mechanism will survive the existing economic and political instabilities.

Our business in Venezuela continues to be entirely self-funded with earnings from operations. We have no current need or intention to repatriate Venezuelan earnings. Within Venezuela we market primarily liquid, solid- and powder-based personal care and grooming products, which are sourced almost entirely within the country. We do not have, nor do we foresee having, any need to access DICOM.

For fiscal years 2016, 2015 and 2014, sales in Venezuela represented 1.4, 0.7 and 0.6 percent, respectively, of the Company’s consolidated net sales revenue at the official exchange rate of 6.3 Bolivars per U.S. Dollar. At the current DICOM exchange rate, sales in Venezuela represent less than 0.1 percent of the Company’s consolidated net sales revenue for each period. For fiscal years 2016, 2015 and 2014, operating income (loss) in Venezuela was approximately ($9.95), $2.87 and $2.67 million, respectively, at the official exchange rate of 6.3 Bolivars per U.S. Dollar. As referred to previously, the fiscal year 2016 operating loss includes re-measurement and non-cash impairment charges totaling ($18.73) million. At the current DICOM exchange rate, we expect that fiscal year 2017 U.S. Dollar reported net sales and operating income from Venezuela will no longer be meaningful to the Company’s consolidated and Beauty segment results.

Developments within the Venezuelan economy, including any future governmental interventions, are beyond our ability to control or predict, and we cannot assess the impacts, if any, such events may have on our Venezuelan business.

Fiscal year 2015 change in accounting estimate

In the third quarter of fiscal year 2015, we revised our product liability estimates to reflect more relevant historical claims experience. The effect of the change in estimate was recorded in SG&A. The change increased operating income, net income and diluted earnings per share by $2.22 million, $1.36 million and $0.05 per share, respectively, for fiscal year 2015.

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 will require lessees to recognize on their balance sheets “right-of-use assets” and corresponding lease liabilities, measured on a discounted basis over the lease term. Virtually all leases will be subject to this treatment except leases that meet the definition of a “short-term lease.”  For expense recognition, the dual model requiring leases to be classified as either operating or finance leases has been retained from the prior standard. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Classification will use criteria very similar to those applied in current lease accounting, but without explicit bright lines. Extensive additional quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of expense recognized and expected to be recognized. The new lease guidance will essentially eliminate off-balance sheet financing. The guidance is effective for fiscal years beginning after December 15, 2019. The new standard must be adopted using a modified retrospective transition that provides for certain practical expedients and requires the new guidance to be applied at the beginning of the earliest comparative period presented. We are currently evaluating the effect this new accounting guidance may have on our consolidated results of operations, cash flows and financial position.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which eliminates the current requirement for companies to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. This guidance is effective for annual and interim periods beginning after December 15, 2016. The Company does not expect the provisions of ASU 2015-17 to have a material effect on its consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. ASU 2015-03 is effective for annual periods and for interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect the provisions of ASU 2015-03 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” issued as a new Topic, ASC Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB affirmed its proposal to defer the effective date of the standard to annual reporting periods beginning after December 15, 2017 (and interim reporting periods within those years). Accordingly, we will be required to adopt the new standard in our fiscal year 2019 and can adopt either retrospectively or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the effect this new accounting guidance may have on our consolidated results of operations, cash flows and financial position.

Unless otherwise discussed above, the Company's management believes that the impact of other recently issued standards that are not yet effective will not have a material impact on its consolidated financial position, results of operations and cash flows upon adoption.

NOTE 4 – PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives			Last Day of February,
	(Years)			2016	2015
Land		-		$12,800	$12,800
Building and improvements	3	-	40	108,509	102,058
Computer, furniture and other equipment	3	-	15	70,778	64,464
Tools, molds and other production equipment	1	-	10	28,254	25,861
Construction in progress		-		4,050	3,039
Property and equipment, gross				224,391	208,222
Less accumulated depreciation				(93,926)	(82,154)
Property and equipment, net				$130,465	$126,068

We recorded $14.98, $14.33 and $12.23 million of depreciation expense for fiscal years 2016, 2015 and 2014, respectively. Capital expenditures for property and equipment totaled $19.50, $5.36 and $40.12 million in fiscal years 2016, 2015 and 2014, respectively.

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal year 2027. Certain of the leases contain escalation clauses and renewal or purchase options. Rent expense related to our operating leases was $5.86, $5.01 and $5.68 million for fiscal years 2016, 2015 and 2014, respectively.

As of February 29, 2016, we recorded non-cash impairment charges totaling $0.08 million, before and after tax, to reflect Venezuelan property and equipment at its estimated fair value. See Note (2) to these consolidated financial statements for additional information regarding the impairment of assets as a result of recent developments in Venezuela.

During the second quarter of fiscal year 2016, we substantially completed the transition of our Nutritional Supplements segment’s distribution operation from a third party logistics provider to our Southaven, Mississippi facility in order to better control its operations, more efficiently utilize our facilities and reduce overall distribution costs. Capital expenditures for fiscal year 2016 included $1.65 million in connection with this project.

During the first quarter of fiscal year 2015, we completed the transition of our domestic Beauty appliance distribution operation to our facility in Olive Branch, Mississippi. The capital expenditures made in connection with the Beauty appliance transition were not material.

During fiscal year 2014, the Company completed construction of a new 1.3 million square foot distribution facility on approximately 84 acres of land in Olive Branch, Mississippi. Capital expenditures for fiscal year 2014 included $34.03 million in connection with this project. The new facility consolidated the distribution operations of our U.S. based Beauty and Health & Home segment’s appliance businesses. See Note (9) to these consolidated financial statements for related information regarding the debt incurred to fund the construction of the distribution facility.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

We do not record amortization expense for goodwill or other intangible assets that have indefinite useful lives. Amortization expense is recorded for intangible assets with definite useful lives. We perform an annual impairment review of goodwill and other intangible assets during the first quarter of each fiscal year. We also perform interim impairment testing, if necessary. We write down any asset deemed to be impaired to its fair value.

The Company's traditional impairment test methodology uses primarily estimated future discounted cash flow models (“DCF Models”). The DCF Models use a number of assumptions including expected future cash flows from the assets, volatility, risk free rate, and the expected life of the assets, the determination of which require significant judgments from management. In determining the assumptions to be used, the Company considers the existing rates on Treasury Bills, yield spreads on assets with comparable expected lives, historical volatility of the Company's common stock and that of comparable companies, and general economic and industry trends, among other considerations. When stock market or other conditions warrant, the Company expands its traditional impairment test methodology to give weight to other methods that provide additional observable market information in order to better reflect the current risk level being incorporated into market prices and in order to corroborate the fair values of each of the Company’s reporting units. Management will place increased reliance on these additional methods in conjunction with its DCF Models in the event that the total market capitalization of its stock drops below its consolidated stockholders’ equity balance for a sustained period.

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

Impairments in the Fourth Quarter of Fiscal Year 2016 – The Company performed certain interim impairment testing in its fourth quarter of fiscal 2016 for certain of its brands as a result of revised growth outlooks. As a result of its testing, the Company recorded a non-cash impairment charge of $3.00 million ($2.66 million after tax). The charge was related to a trademark in our Beauty segment which was written down to fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

Annual Impairment Testing in the First Quarter of Fiscal Year 2016 – The Company performed its annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal year 2016. As a result of our testing of indefinite-lived trademarks, we recorded a non-cash asset impairment charge of $3.00 million ($2.66 million after tax). The charge was related to a trademark in our Beauty segment, which was written down to its estimated fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

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

The following tables summarize the changes in our goodwill and intangible assets by operating segment for fiscal years 2016 and 2015:

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

		Balances at					Balances at
	Weighted	February 28, 2015		Year Ended February 29, 2016			February 29, 2016
	Average	Gross	Cumulative			Acquisition	Gross	Cumulative
	Life	Carrying	Goodwill			and Retirement	Carrying	Goodwill	Accumulated	Net Book
Description / Life	(Years)	Amount	Impairments	Additions	Impairments	Adjustments	Amount	Impairments	Amortization	Value

Housewares:
Goodwill		$166,132	$-	$-	$-	$-	$166,132	$-	$-	$166,132
Trademarks - indefinite		75,200	-	-	-	-	75,200	-	-	75,200
Other intangibles - finite	4.0	15,754	-	446	-	(752)	15,448	-	(12,916)	2,532
Subtotal		257,086	-	446	-	(752)	256,780	-	(12,916)	243,864

Health & Home:
Goodwill		251,758	-	32,958	-	197	284,913	-	-	284,913
Trademarks - indefinite		54,000	-	-	-	-	54,000	-	-	54,000
Licenses - finite	1.0	15,300	-	-	-	-	15,300	-	(12,750)	2,550
Licenses - indefinite		-	-	7,400	-	-	7,400	-	-	7,400
Other Intangibles - finite	6.0	113,727	-	2,848	-	-	116,575	-	(54,913)	61,662
Subtotal		434,785	-	43,206	-	197	478,188	-	(67,663)	410,525

Nutritional Supplements:
Goodwill		96,486	-	-	-	123	96,609	-	-	96,609
Brand assets - indefinite		65,500	-	20	-	-	65,520	-	-	65,520
Other intangibles - finite	5.3	43,800	-	380	-	-	44,180	-	(10,431)	33,749
Subtotal		205,786	-	400	-	123	206,309	-	(10,431)	195,878

Beauty:
Goodwill		81,841	(46,490)	-	-	-	81,841	(46,490)	-	35,351
Trademarks - indefinite		54,754	-	-	(6,000)	-	48,754	-	-	48,754
Trademarks - finite	12.6	150	-	-	-	-	150	-	(87)	63
Licenses - indefinite		10,300	-	-	-	-	10,300	-	-	10,300
Licenses - finite	6.8	13,696	-	-	-	-	13,696	-	(11,532)	2,164
Other intangibles - finite	2.2	47,876	-	-	-	(1,474)	46,402	-	(34,545)	11,857
Subtotal		208,617	(46,490)	-	(6,000)	(1,474)	201,143	(46,490)	(46,164)	108,489

Total		$1,106,274	$(46,490)	$44,052	$(6,000)	$(1,906)	$1,142,420	$(46,490)	$(137,174)	$958,756

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

		Balances at					Balances at
	Weighted	February 28, 2014		Year Ended February 28, 2015			February 28, 2015
	Average	Gross	Cumulative			Acquisition	Gross	Cumulative
	Life	Carrying	Goodwill			and Retirement	Carrying	Goodwill	Accumulated	Net Book
Description / Life	(Years)	Amount	Impairments	Additions	Impairments	Adjustments	Amount	Impairments	Amortization	Value

Housewares:
Goodwill		$166,132	$-	$-	$-	$-	$166,132	$-	$-	$166,132
Trademarks - indefinite		75,200	-	-	-	-	75,200	-	-	75,200
Other intangibles - finite	1.7	15,693	-	244	-	(183)	15,754	-	(12,331)	3,423
Subtotal		257,025	-	244	-	(183)	257,086	-	(12,331)	244,755

Health & Home:
Goodwill		251,758	-	-	-	-	251,758	-	-	251,758
Trademarks - indefinite		54,000	-	-	-	-	54,000	-	-	54,000
Licenses - finite	2.0	15,300	-	-	-	-	15,300	-	(9,377)	5,923
Other Intangibles - finite	6.7	114,490	-	912	-	(1,675)	113,727	-	(43,848)	69,879
Subtotal		435,548	-	912	-	(1,675)	434,785	-	(53,225)	381,560

Nutritional Supplements:
Goodwill		-	-	95,308	-	1,178	96,486	-	-	96,486
Brand assets - indefinite		-	-	65,500	-	-	65,500	-	-	65,500
Other intangibles - finite	6.3	-	-	43,800	-	-	43,800	-	(4,171)	39,629
Subtotal		-	-	204,608	-	1,178	205,786	-	(4,171)	201,615

Beauty:
Goodwill		81,841	(46,490)	-	-	-	81,841	(46,490)	-	35,351
Trademarks - indefinite		63,754	-	-	(9,000)	-	54,754	-	-	54,754
Trademarks - finite	13.6	150	-	-	-	-	150	-	(82)	68
Licenses - indefinite		10,300	-	-	-	-	10,300	-	-	10,300
Licenses - finite	7.8	18,683	-	-	-	(4,987)	13,696	-	(11,216)	2,480
Other intangibles - finite	3.2	49,437	-	-	-	(1,561)	47,876	-	(30,602)	17,274
Subtotal		224,165	(46,490)	-	(9,000)	(6,548)	208,617	(46,490)	(41,900)	120,227

Total		$916,738	$(46,490)	$205,764	$(9,000)	$(7,228)	$1,106,274	$(46,490)	$(111,627)	$948,157

In fiscal year 2015, we amended the terms of our trademark licensing agreement with Honeywell International Inc. to relinquish the rights to market Honeywell branded portable air purifiers after December 31, 2015 in twelve selected developing countries, including China. In exchange for the amendment, we received a one‐time cash payment of $7 million ($6.98 million after tax), which was recorded as a gain in SG&A. For fiscal years 2015 and 2014, sales into the relinquished countries accounted for approximately 0.3 and 0.2 percent, respectively, of the Health & Home segment’s total net sales. We plan to market portable air purifiers in the relinquished markets under non‐Honeywell branded trademarks and retained the rights to market Honeywell portable air purifiers in other countries, including the United States, Canada and all European countries. For categories such as portable fans, portable heaters and portable humidifiers, we remain the Honeywell global licensee under the same material terms as our previous agreement.

The following table summarizes the amortization expense attributable to intangible assets for the fiscal years 2016, 2015 and 2014, as well as estimated amortization expense for the fiscal years 2017 through 2021:

AMORTIZATION OF INTANGIBLE ASSETS

(in thousands)

Aggregate Amortization Expense
For the fiscal years ended
February 2016	$27,773
February 2015	$25,328
February 2014	$21,612

Estimated Amortization Expense
For the fiscal years ended
February 2017	$26,537
February 2018	$23,246
February 2019	$18,631
February 2020	$17,309
February 2021	$14,788

Many of the license agreements under which we sell or intend to sell products with trademarks owned by third parties require that we pay minimum royalties. Some license agreements also require that we make minimum levels of advertising expenditures. For fiscal year 2017, estimated minimum royalties due and minimum advertising expenditures under these license agreements total $12.73 and $5.90 million, respectively.

NOTE 6 – ACQUISITIONS

Vicks VapoSteam Acquisition – On March 31, 2015, the Company completed the acquisition of the Vicks VapoSteam U.S. liquid inhalant business from The Procter & Gamble Company (“P&G”), which includes a fully paid-up license of P&G’s Vicks VapoSteam inhalants. In a related transaction, the Company acquired a fully paid-up U.S. license of P&G’s Vicks VapoPad scent pads. The vast majority of Vicks VapoSteam and VapoPads are used in Vicks humidifiers, vaporizers and other health care devices already marketed by the Company. The aggregate purchase price for the two transactions was approximately $42.75 million financed primarily with borrowings under the Credit Agreement, as defined in Note (9) to these consolidated financial statements. Acquisition-related expenses were not material.  VapoSteam operations are reported in the Health & Home segment.

We have completed our analysis of the economic lives of the assets acquired and determined the appropriate fair values of the acquired assets. We assigned $7.40 million to trademark licenses with indefinite economic lives. We assigned $1.04 million to customer relationships and $1.20 million to product formulations and will amortize these assets over expected lives of 19.5 and 20.0 years, respectively. For the customer relationships, we used historical attrition rates to assign an expected life. For product formulations, we used our best estimate of the remaining product life. The trademarks are considered to have indefinite lives that are not subject to amortization. We assigned $32.96 million to goodwill, which is expected to be deductible for income tax purposes. The fair values of the intangible assets were estimated by applying income and market approaches. These fair value measurements were based on significant inputs that are not observable in the market. Therefore, they represent Level 3 measurements.

Healthy Directions Acquisition –  On June 30, 2014, we completed the acquisition of Healthy Directions, a leader in the premium branded vitamin, mineral and supplement market for a total cash purchase price of $195.94 million. The purchase price was funded primarily with borrowings under the Credit Agreement. Significant assets acquired include inventory, property and equipment, customer relationships, brand assets, and goodwill. Brand assets consist of a portfolio of complementary marketing related assets determined to have indefinite lives that are utilized across multiple product lines. Brand assets include trademarks, tradenames, product formulations, proprietary research, doctor endorsements and all other associated elements of brand equity. Acquisition-related expenses incurred in fiscal year 2015 were approximately $3.61 million ($2.31 million after tax). Healthy Directions reports its operations as the Nutritional Supplements segment.

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill. The goodwill recognized is expected to be deductible for income tax purposes. As of February 28, 2015, we completed our analysis of the economic lives of all the assets acquired and determined the appropriate allocation of the purchase price. We assigned the acquired brand assets an indefinite economic life, therefore they are not subject to amortization. We are amortizing the customer relationships over an expected weighted average life of approximately 7 years, determined using historical attrition rates.

The following table presents the net assets of Healthy Directions as recognized at the acquisition date:

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

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

A summary of accrued expenses and other current liabilities is as follows:

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	February 29,	February 28,
	2016	2015
Accrued compensation, benefits and payroll taxes	$28,912	$44,382
Accrued sales returns, discounts and allowances	27,530	24,271
Accrued warranty returns	20,622	23,553
Accrued advertising	22,087	18,930
Accrued legal fees	16,699	1,085
Accrued royalties	7,961	7,683
Accrued property, sales and other taxes	6,938	6,850
Accrued product liability	2,098	2,917
Derivative liabilities, current	495	240
Liability for uncertain tax positions	536	-
Other	7,367	11,290
Total accrued expenses and other current liabilities	$141,245	$141,201

NOTE 8 – OTHER LIABILITIES, NONCURRENT

A summary of other noncurrent liabilities is as follows:

OTHER LIABILITIES, NONCURRENT

(in thousands)

	February 29,	February 28,
	2016	2015
Deferred compensation liability	$8,298	$7,091
Liability for uncertain tax positions	8,201	10,295
Other liabilities	10,116	5,921
Total other liabilities, noncurrent	$26,615	$23,307

NOTE 9 – LONG-TERM DEBT

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $650 million as of February 29, 2016. The commitment under the credit agreement terminates on January 16, 2020. Accordingly, borrowings under the Credit Agreement are reported as long-term debt. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. In connection with the amendments to our Credit Agreement in fiscal year 2015, we incurred a total of $4.59 million in new debt acquisition costs that are being amortized over the remaining term of the Credit Agreement. As of February 29, 2016, there was $550.10 million in revolving debt and $1.50 million of open letters of credit outstanding under the Credit Agreement. As of February 29, 2016, the amount available for borrowings under the Credit Agreement was $98.40 million.

A summary of long-term debt is as follows:

LONG-TERM DEBT

(dollars in thousands)

	Original
	Date	Interest		Last Day of February,
	Borrowed	Rates	Matures	2016	2015
$37.61 million unsecured loan with the Mississippi Business Finance Corporation (the "MBFC Loan"), interest is set and payable quarterly at a Base Rate, plus a margin of up to 1.00%, or applicable LIBOR plus a margin of up to 2.00%, as determined by the interest rate elected and the Leverage Ratio. Loan subject to holder's call on or after March 1, 2018. Loan can be prepaid without penalty. (1)	03/13	Floating	03/23	$33,807	$35,707
$100 million unsecured Senior Notes payable at a fixed interest rate of 3.90%. Interest payable semi-annually. Annual principal payments of $20 million began in January 2014. Prepayment of notes are subject to a "make whole" premium.	01/11	3.90%	01/18	40,000	60,000
Credit Agreement	01/15	Floating	01/20	550,100	337,500
Total long-term debt				623,907	433,207
Less current maturities of long-term debt				(23,800)	(21,900)
Long-term debt, excluding current maturities				$600,107	$411,307

(1)

$1.90 million in principal payments were made on March 1, 2015 and 2014, respectively. The remaining loan balance is payable as follows: $3.80 million on March 1, 2016; $5.70 million on March 1, 2017; $1.90 million on March 1, 2018 through 2022; and $14.81 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

The fair market value of the fixed rate debt at February 29, 2016 computed using a discounted cash flow analysis and comparable market rates was $40.79 million compared to the $40 million book value and represents a Level 2 liability. Our other long-term debt has floating interest rates, and its book value approximates its fair value at February 29, 2016.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our debt agreements require the maintenance of certain financial covenants, including maximum leverage ratios, minimum interest coverage ratios and minimum consolidated net worth levels (as each of these terms is defined in the various agreements). Our debt agreements also contain other customary covenants, including, among other things, covenants restricting or limiting the Company, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on its properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) repurchasing shares of our common stock and paying dividends. As of February 29, 2016, our debt agreements effectively limited our ability to incur more than $64.34 million of additional debt from all sources, including our Credit Agreement. We were in compliance with the terms of these agreements as of February 29, 2016.

The following table contains information about interest rates on our Credit Agreement and the related weighted average borrowings outstanding for the periods covered by our consolidated statements of income:

INTEREST RATES ON CREDIT AGREEMENT

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2016	2015	2014
Average borrowings outstanding (1)	$399,800	$300,280	$29,680
Average interest rate during each year (2)	1.6%	2.5%	1.3%
Interest rate range during each year	1.4 - 4.0%	1.9 - 4.4%	1.2 - 3.6%
Weighted average interest rates on borrowings outstanding at year end	2.8%	1.9%	0.0%

(1)Average borrowings outstanding is computed as the average of the current and four prior quarters ending balances of our credit facility.

(2)  The average interest rate during each year is computed by dividing the total interest expense associated with our credit facility for a fiscal year by the average borrowings outstanding for the same fiscal year.

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated statements of income:

INTEREST EXPENSE

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2016	2015	2014
Interest and commitment fees	$9,949	$11,958	$5,610
Deferred finance costs	1,158	1,846	911
Interest rate swap settlements, net	-	1,218	3,672
Cross-currency debt swap	(11)	-	-
Total interest expense	$11,096	$15,022	$10,193

NOTE 10 - INCOME TAXES

We reorganized the Company in Bermuda in 1994 and many of its foreign subsidiaries are not directly or indirectly owned by a U.S. parent company. As such, a large portion of the Company's foreign income is not subject to U.S. taxation on a permanent basis under current law. Additionally, the Company's intellectual property is largely owned by foreign subsidiaries of the Company, resulting in proportionally higher earnings in jurisdictions with lower statutory tax rates, which decreases the Company's overall effective tax rate. The taxable income earned in each jurisdiction, whether U.S. or foreign, is determined by the subsidiary's operating results, and transfer pricing and tax regulations in the related jurisdictions. We have indefinitely reinvested $68.49 million of undistributed earnings of our foreign operations outside of our U.S. tax jurisdiction as of February 29, 2016. No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is our intention to utilize these earnings in our foreign operations.

Our components of income before income tax expense are as follows:

COMPONENTS OF INCOME BEFORE TAXES

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2016	2015	2014
U.S.	$30,874	$34,876	$38,147
Non-U.S.	88,944	112,338	68,987
Total	$119,818	$147,214	$107,134

Our components of income tax expense (benefit) are as follows:

COMPONENTS OF INCOME TAX EXPENSE (BENEFIT)

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2016	2015	2014
U.S.
Current	$12,824	$18,525	$24,736
Deferred	(1,239)	(3,014)	(9,021)
	11,585	15,511	15,715

Non-U.S.
Current	4,919	(645)	6,254
Deferred	2,086	1,184	(1,083)
	7,005	539	5,171
Total	$18,590	$16,050	$20,886

Our total income tax expense differs from the amounts computed by applying the U.S. statutory tax rate to income before income taxes. A summary of these differences are as follows:

INCOME TAX RATE RECONCILIATION

	Fiscal Years Ended the Last Day of February,
	2016	2015	2014
Expected effective income tax rate at the U.S. statutory rate	35.0%	35.0%	35.0%
Impact of U.S. state income taxes	0.5%	0.6%	1.7%
Effect of income from non-U.S. operations subject to varying rates	4.1%	0.9%	(0.3)%
Effect of zero tax rate in Macau	(19.3)%	(12.4)%	(12.3)%
Effect of statutory tax rate in Barbados	(6.8)%	(11.7)%	(8.7)%
Effect of statutory tax rate in Switzerland	(5.7)%	(2.9)%	(0.9)%
Effect of foreign exchange fluctuations	3.3%	0.4%	0.3%
Effect of asset impairment charges	1.1%	1.6%	3.9%
Other Items	3.3%	(0.6)%	0.8%
Effective income tax rate	15.5%	10.9%	19.5%

The Company's operation in Macau generates income from the sale of the goods that it has sourced and procured and is responsible for the sourcing and procurement of a large portion of the products that the Company sells. The Company has an indefinite tax holiday in Macau conditioned on the Company meeting certain employment and investment thresholds.  We have never experienced any issues in meeting the required thresholds, and are unaware of any regulatory changes or impending circumstances that would restrict our rights to continue to benefit from the tax holiday. Because the Macau subsidiary is not directly or indirectly owned by a U.S. parent company, there is no U.S. tax liability associated with the income generated in Macau.

Each year there are significant transactions or events that are incidental to our core businesses and that by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates. Without these transactions or events, the trend in our effective tax rates would follow a more normalized pattern.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of the last day of February 2016 and 2015 are as follows:

COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES

(in thousands)

	Last Day of February,
	2016	2015
Deferred tax assets, gross:
Operating loss carryforwards	$15,419	$17,193
Accounts receivable	6,332	4,367
Inventories	10,372	8,450
Accrued expenses and other	10,783	17,734
Total gross deferred tax assets	42,906	47,744

Valuation allowance	(16,223)	(16,982)
Deferred tax liabilities:
Depreciation and amortization	(51,562)	(54,788)
Total deferred tax liabilities, net	$(24,879)	$(24,026)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, expected future taxable income and tax planning strategies in assessing the ultimate realization of deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not be recoverable. In fiscal year 2016, the $0.76 million net decrease in our valuation allowance was principally due to changes in estimates regarding the value of operating loss carryforwards to be used in the future.

As of February 29, 2016 and February 28, 2015, we have remaining tax-deductible goodwill of $133.12 million and $119.78 million, respectively, resulting from acquisitions. The amortization of this goodwill is deductible over various periods ranging up to 13 years. The tax deduction for goodwill for fiscal year 2017 is expected to be approximately $20.17 million.

The schedule below shows the composition of our operating loss carryforwards and the approximate future taxable income we will need to generate in order to utilize all carryforwards prior to their expiration:

SUMMARY OF OPERATING LOSS CARRYFORWARDS

(in thousands)

	Balances at February 29, 2016
	Tax Year	Deferred	Operating
	Expiration	Tax	Loss
	Date Range	Assets	Carryforward
U.S. state operating loss carryforward	2017 - 2035	$300	$7,184
Non-U.S. operating loss carryforwards with definite carryover periods	2017 - 2026	1,339	7,271
Non-U.S. operating loss carryforwards with indefinite carryover periods	Indefinite	13,780	46,599
Subtotals		15,419	$61,054
Less portion of valuation allowance established for operating loss carryforwards		(14,054)
Total		$1,365

Any future amount of deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during any carryforward periods are reduced.

During fiscal years 2016 and 2015, changes in the total amount of unrecognized tax benefits were as follows:

UNRECOGNIZED TAX BENEFITS

(in thousands)

	Fiscal Years Ended
	the Last Day of February,
	2016	2015
Total unrecognized tax benefits, beginning balance	$10,295	$13,924
Tax positions taken during the current period	-	341
Changes in tax positions taken during a prior period	278	(1,802)
Lapse in statute of limitations	(1,375)	(523)
Impact of foreign currency re-measurement	(421)	(882)
Settlements	(40)	(763)
Total unrecognized tax benefits, ending balance	8,737	10,295
Less current unrecognized tax benefits	(536)	-
Noncurrent unrecognized tax benefits	$8,201	$10,295

Included in the balance of unrecognized tax benefits at the end of fiscal year 2016 were $8.74 million of tax benefits, which, if recognized, would affect our effective tax rate. We do not expect any significant changes to our existing unrecognized tax benefits during the next twelve months resulting from any issues currently pending with tax authorities.

We classify all interest and penalties on uncertain tax positions as income tax expense. As of February 29, 2016 and February 28, 2015, the liability for tax-related interest and penalties included in unrecognized tax benefits was $2.26 million and $1.72 million, respectively. Additionally, during the fiscal years ended in 2016, 2015 and 2014, we recognized $0.54, $0.23 and $0.56 million, respectively.

We file income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. We do not expect that any proposed adjustments from these tax jurisdictions will have a material impact on our results of operations or financial position.

As of February 29, 2016, tax years under examination or still subject to examination by material tax jurisdictions are as follows:

Jurisdiction	Tax Years Under Examination	Open Tax Years
Mexico	- None -	2010	-	2015
United Kingdom	- None -	2015	-	2016
United States *	2003, 2007, 2008	2003, 2007, 2008, 2013 - 2016
Switzerland	- None -	2009	-	2016
Hong Kong	2014	2009	-	2016
Hungary	2009	2009, 2011 - 2016

*  Kaz, Inc. and its U.S. subsidiaries are under examination for the 2003, 2007 and 2008 tax years. In February 2016, the examination of Helen of Troy Texas Corporation and its subsidiaries for the 2011 and 2012 tax years was completed with no impact to tax expense.

NOTE 11 – FAIR VALUE

The following tables present the fair value of our financial assets and liabilities carried at fair value and measured on a recurring basis as of the last day of February 2016 and 2015:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)

Fair Values at
February 29, 2016
(Level 2) (1)
Assets:
Money market accounts	$211,964
Foreign currency contracts	1,372
Total assets	$213,336

Liabilities:
Fixed rate debt (2)	$40,785
Floating rate debt	583,907
Foreign currency contracts	502
Total liabilities	$625,194

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

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturity of these items. Money market accounts at February 29, 2016 primarily held short-term U.S. treasury obligations and are included in cash and cash equivalents in the accompanying consolidated balance sheets. Money market accounts temporarily held $210 million drawn shortly before the end of fiscal year 2016 in order to facilitate the closing of the Hydro Flask acquisition in March 2016.

We use derivatives for hedging purposes and our derivatives are primarily foreign currency contracts and a cross-currency debt swap. See Notes (1), (12) and (17) to these consolidated financial statements for more information on our hedging activities.

We classify our fixed and floating rate debt as Level 2 items because the estimation of the fair market value of these financial assets requires the use of a discount rate based upon current market rates of interest for obligations with comparable remaining terms. Such comparable rates are considered significant other observable market inputs. The fair market value of the fixed rate debt was computed using a discounted cash flow analysis and discount rates at February 29, 2016 and February 28, 2015 of 2.39 and 2.05 percent, respectively. All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

The Company’s other non-financial assets include goodwill and other intangible assets, which we classify as Level 3 items. These assets are measured at fair value on a non-recurring basis as part of the Company’s impairment assessments and as circumstances require. As discussed in Note (5) to these consolidated financial statements, in fiscal years 2016 and 2015, we recorded non-cash asset impairment charges totaling $6.00 million ($5.31 million after tax) and $9.00 million ($8.16 million after tax), respectively. The charges related to certain trademarks in our Beauty segment, which were written down to their estimated fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method. The table below presents other non-financial assets measured on a non-recurring basis using significant unobservable inputs (Level 3) for the fiscal years 2016 and 2015:

OTHER NON-FINANCIAL ASSETS

FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS (Level 3)

(in thousands)

	Fiscal Years Ended
	the Last Day of February,
	2016	2015
Beginning balances	$948,157	$775,550
Total income (expense):
Included in net income - realized	(31,547)	(34,152)
Acquired during the period	44,052	205,764
Acquisition adjustments and retirements during the period	(1,906)	995
Ending balances	$958,756	$948,157

NOTE 12 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Foreign Currency Risk – Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. For the fiscal years 2016, 2015 and 2014, approximately 14, 14 and 15 percent, respectively, of our net sales revenue was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases. In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A. We recorded net exchange gains (losses) from foreign currency fluctuations, including the impact of currency hedges and the cross-currency debt swap, of ($3.14), ($5.72) and ($0.95) million in SG&A and $(0.10), $0.40 and ($0.17) million in income tax expense during fiscal years 2016, 2015 and 2014, respectively.

As further discussed in Note (2), we also recorded charges of $18.73 million in fiscal year 2016 due to a change in the rate used to re-measure our Venezuelan financial statements as of February 29, 2016 from the official exchange rate of 6.3 Bolivars per U.S. Dollar to the SIMADI rate of approximately 205 Bolivars per U.S. Dollar.

We hedge against certain foreign currency exchange rate-risk by using a series of forward contracts designated as cash flow hedges and mark-to-market derivatives to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

Chinese Renminbi Currency Exchange Uncertainties - A significant portion of the products we sell are purchased from third-party manufacturers in China. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years, devaluing by approximately 6 percent against the U.S. Dollar during fiscal year 2016. If China’s currency continues to fluctuate against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations. There can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, results of operations and financial condition.

Interest Rate Risk –  Interest on our outstanding debt as of February 29, 2016 is both floating and fixed. Fixed rates are in place on $40 million of Senior Notes at 3.90% and floating rates are in place on the balance of all other debt outstanding, which totaled $583.91 million as of February 29, 2016. If short-term interest rates increase, we will incur higher interest rates on any future outstanding balances of floating rate debt.

The following table summarizes the fair values of our various derivative instruments at the end of fiscal years 2016 and 2015:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

	February 29, 2016
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
		Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	2/2017	€27,000	$1,066	$-	$-	$-
Foreign currency contracts - sell Canadian Dollars	Cash flow	6/2017	$28,000	-	-	495	7
Foreign currency contracts - sell Pounds	Cash flow	2/2017	£3,450	94	-	-	-
Foreign currency contracts - sell Australian Dollars	Cash flow	8/2016	$1,650	6	-	-	-
Subtotal				1,166	-	495	7

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swap	(1)	1/2018	$5,000	-	206	-	-
Total fair value				$1,166	$206	$495	$7

(1)

During fiscal year 2016 we entered into a cross-currency debt swap, which in effect adjusts the currency denomination of $5 million of our 3.90% Senior Notes due January 2018 to the Euro, creating an economic hedge against currency movements. On this contract, we have not elected hedge accounting.

	February 28, 2015
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
		Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	1/2016	€10,000	$129	$-	$-	$-
Foreign currency contracts - sell Pounds	Cash flow	2/2016	£6,900	-	-	240	-
Total fair value				$129	$-	$240	$-

The pre-tax effect of derivative instruments for the fiscal years 2016 and 2015 is as follows:

PRE-TAX EFFECT OF DERIVATIVE INSTRUMENTS

(in thousands)

	Fiscal Years Ended the Last Day of February,
	Gain / (Loss)		Gain / (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain / (Loss) Recognized
	(effective portion)		Comprehensive Income (Loss) into Income			As Income
	2016	2015	Location	2016	2015	Location	2016	2015
Currency contracts - cash flow hedges	$1,978	$434	SG&A	$1,203	$176		$-	$-
Interest rate swaps - cash flow hedges	-	28	Interest expense	-	(1,199)		-	-
Cross-currency debt swaps - principal	-	-		-	-	SG&A	206	-
Cross-currency debt swaps - interest	-	-		-	-	Interest Expense	11	-
Total	$1,978	$462		$1,203	$(1,023)		$217	$-

We expect net gains of $0.67 million associated with foreign currency contracts currently reported in accumulated other comprehensive income (loss), to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates change and the underlying contracts settle. See Notes (1), (11) and (17) to these consolidated financial statements for more information on our hedging activities.

Counterparty Credit Risk –  Financial instruments, including foreign currency contracts, cross-currency debt swaps and interest rate swaps, expose us to counterparty credit risk for nonperformance. We manage our exposure to counterparty credit risk by dealing with counterparties who are substantial international financial institutions with significant experience using such derivative instruments. Although our theoretical credit risk is the replacement cost at the then-estimated fair value of these instruments, we believe that the risk of incurring credit risk losses is remote.

Risks Inherent in Cash and Cash Equivalents – As the levels of our cash and cash equivalents change, they can become more subject to foreign exchange rate risk, interest rate risk, credit risk, and liquidity risk. Cash consists of interest-bearing, non-interest-bearing and short-term investment accounts. We consider money market accounts, which at February 29, 2016 primarily held short-term U.S. treasury obligations, to be cash equivalents.

The following table summarizes our cash and cash equivalents at the end of fiscal years 2016 and 2015:

CASH AND CASH EQUIVALENTS

(in thousands)

	February 29, 2016		February 28, 2015
	Carrying	Range of	Carrying	Range of
	Amount	Interest Rates	Amount	Interest Rates
Cash, interest and non-interest-bearing accounts - unrestricted	$13,826	0.00 to 0.50%	$9,877	0.00 to 0.65%
Cash, interest and non-interest-bearing accounts - restricted	10	0.00%	726	0.00 to 0.50%
Money market funds	211,964	0.11 to 0.19%	1,692	0.18 to 0.31%
Total cash and cash equivalents	$225,800		$12,295

Our money market balance at the end of fiscal year 2016 includes $210 million drawn shortly before the end of the fiscal year, in order to facilitate the closing of the Hydro Flask acquisition in March 2016.

Our cash balances at the end of fiscal years 2016 and 2015 include restricted cash of $0.01 and $0.73 million, respectively, denominated in Venezuelan Bolivars, shown above under the heading “Cash, interest and non-interest-bearing accounts - restricted.” The balances arise from our operations within the Venezuelan market. We intend to use these cash balances in country to continue to fund operations. We do not otherwise rely on these restricted funds as a source of liquidity. As discussed previously, at the end of fiscal year 2016 we re-measured our restricted cash using the SIMADI exchange rate of 205 Bolivars per U.S. Dollar.

NOTE 13 – OTHER COMMITMENTS AND CONTINGENCIES

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

Employment Contracts and Related Matters – Until January 2014, we were party to a restated employment agreement with Gerald J. Rubin, our former Chief Executive Officer and President (the “former CEO”). On January 14, 2014, the Company and the former CEO entered into a separation agreement (the “Separation Agreement”). Pursuant to the Separation Agreement, the former CEO ceased serving as the Chief Executive Officer and President and resigned as a director of the Company, effective January 14, 2014, but remained an employee of the Company through February 28, 2014. The former CEO’s employment with the Company was considered a termination without cause under the terms of his employment agreement. As a result of the Separation Agreement, the Company recorded a charge of $16.34 million (after tax) in the fourth quarter of fiscal year 2014, which accrued for liabilities and associated legal and administrative costs as a result of the separation.

On November 12, 2015, the Company settled a lawsuit with its former CEO, which resulted in the payment of severance compensation due under his employment and separation agreements. The severance compensation was previously accrued and disclosed in fiscal year 2014 and was paid through the issuance of common shares of the Company on November 17, 2015. The Company also transferred ownership of a life insurance policy on the lives of its former CEO and his spouse as part of the settlement. As a result of the transfer of the policy and other expenses incurred in connection with the settlement, the Company recorded CEO succession costs of $6.71 million ($4.64 million after tax), or $0.16 per fully diluted share, in fiscal year 2016.

We have entered into employment contracts with certain officers, including an employment agreement with Mr. Julien Mininberg, the Company’s CEO, that was amended and restated on January 7, 2016. The amended and restated agreement, among other things, extended the term of Mr. Mininberg’s employment agreement from March 1, 2016 through February 28, 2019. These agreements provide for minimum salary levels, potential incentive bonuses, and in some cases, performance based awards. These agreements also specify varying levels of salary continuation and/or severance compensation dependent on certain circumstances such as involuntary termination for other than cause or involuntary termination due to a change of control.

In some cases, the expiration dates for these agreements are indefinite, unless terminated by either party. At February 29, 2016, the estimated aggregate commitment for potential future compensation and/or severance pursuant to all continuing employment contracts, was approximately $12.74 million, payable over varying terms up to two years from the date of separation.

International Trade – We purchase most of our appliances and a significant portion of other products that we sell from unaffiliated manufacturers located in the Far East, mainly in China. With most of our products being manufactured in the Far East, we are subject to risks associated with trade barriers, currency exchange fluctuations and social, economic and political unrest. In recent years, increasing labor costs, regional labor dislocations driven by new government policies, local inflation, changes in ocean cargo carrier capacity and costs, the impact of energy prices on transportation, and fluctuations in the Chinese Renminbi against the U.S. Dollar have resulted in variability in our cost of goods sold. In the past, certain Chinese suppliers have closed operations due to economic conditions that pressured their profitability. Any future supplier closings could cause periodic disruptions in delivery of certain items that can affect our sales. Although we have multiple sourcing partners for certain products, occasionally we are unable to source certain items on a timely basis due to changes occurring with our suppliers. We believe supplier contraction continues to be a trend in our industry. We also believe that we could source similar products outside China, if necessary, and we continuously explore expanding sourcing alternatives in other countries. However, the relocation of any production capacity could require substantial time and increased costs.

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

Thermometer Patent Litigation – On January 22, 2016, a jury ruled against the Company in a case that involved claims by Exergen Corporation, headquartered in Watertown, MA. The case deals with the alleged patent infringement related to two forehead thermometer models sold by our subsidiary, Kaz USA, Inc., in the United States. Exergen was awarded damages of $14.6 million with respect to a period of approximately seven years of sales. The Company could be liable for payment of royalties on any future sales of the two products. As a result of the jury verdict, the Company recorded a fourth quarter charge, including legal fees and other related expenses of $17.83 million ($17.79 million, after tax). The outcome of the case is not yet final and the Company disagrees with the verdict, which will be subject to certain post-trial motions and a possible appeal. The forehead thermometers involved in this case represent less than 1 percent of consolidated net sales for fiscal year 2016.

Other Matters –  We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Contractual Obligations and Commercial Commitments –  Our contractual obligations and commercial commitments at the end of fiscal year 2016 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF FEBRUARY:

(in thousands)

		2017	2018	2019	2020	2021	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years
Fixed rate debt	$40,000	$20,000	$20,000	$-	$-	$-	$-
Floating rate debt	583,907	3,800	5,700	1,900	552,000	1,900	18,607
Long-term incentive plan payouts	14,285	6,378	5,125	2,782	-	-	-
Interest on fixed rate debt	2,132	1,456	676	-	-	-	-
Interest on floating rate debt (1)	36,806	9,327	9,216	9,179	8,112	361	611
Open purchase orders	181,953	181,953	-	-	-	-	-
Long-term purchase commitments	1,654	745	606	303	-	-	-
Minimum royalty payments	66,572	12,725	12,271	12,253	8,938	8,998	11,387
Advertising and promotional	47,921	8,569	6,382	6,462	6,683	7,099	12,726
Operating leases	35,861	5,886	5,287	4,766	3,351	3,054	13,517
Capital spending commitments	3,490	3,490	-	-	-	-	-
Total contractual obligations (2)	$1,014,581	$254,329	$65,263	$37,645	$579,084	$21,412	$56,848

(1)

We estimate our future obligations for interest on our floating rate debt by assuming the weighted average interest rates in effect on each floating rate debt obligation at February 29, 2016 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, for the Credit Agreement, we assume that the balance outstanding as of February 29, 2016 remains the same for the remaining term of the agreement. The actual balance outstanding under our Credit Agreement may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations.

(2)

In addition to the contractual obligations and commercial commitments in the table above, as of February 29, 2016, we have recorded a provision for uncertain tax positions of $8.74 million. We are unable to reliably estimate the timing of most of the future payments, if any, related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

NOTE 14 – REPURCHASE OF HELEN OF TROY COMMON STOCK

In February 2014, our Board of Directors approved a resolution to repurchase $550 million of the Company’s outstanding common stock in keeping with its stated intention to return to shareholders excess capital not otherwise deployed for strategic acquisitions or other needs. This resolution superseded the previous resolution in place. As of February 29, 2016, we were authorized to purchase $159.02 million of common stock.  These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities.

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

The following table summarizes our share repurchase activity for the periods covered below:

SHARE REPURCHASES

	Fiscal Years Ended the Last Day of February,
	2016		2015		2014
Common stock repurchased on the open market or through tender offer:
Number of shares	1,126,796	(1)	4,102,143	(3)	33,862
Aggregate value of shares (in thousands)	$100,000		$273,599		$1,311
Average price per share	$88.75		$66.70		$38.71

Common stock received in connection with share-based compensation:
Number of shares	117,294	(2)	71,950	(4)	112,677
Aggregate value of shares (in thousands)	$6,411		$4,826		$6,937
Average price per share	$54.66		$67.08		$61.57

(1)	Includes two open market purchases at a total cost of $50 million each, in the second and fourth quarters of fiscal year 2016, for 556,591 and 570,205 shares respectively.

(2)	On November 17, 2015, in connection with the settlement of the lawsuit previously discussed in Note (3) to these consolidated financial statements, the Company issued 276,548 shares of common stock as payment for $15 million in separation compensation due to our former CEO under his employment and separation agreements, which was previously accrued in fiscal year 2014. Our former CEO tendered back to the Company 116,012 shares as payment for $12.00 million in related federal income tax withholding obligations. Under the terms of the employment and separation agreements, the number of shares issued and tendered were valued at $54.24 per share. This was the fair value of the shares on September 4, 2014, the date the compensation payment would have been made, if payment had not been delayed by the associated dispute. The balance of 1,282 shares were repurchased in connection with net exercises by other Company employees during the first quarter of fiscal year 2016.

(3)

Includes a modified “Dutch auction” tender offer completed on March 14, 2014, resulting in the repurchase of 3,693,816 shares of our outstanding common stock at a total cost of $247.83 million, including tender offer transaction-related costs.

(4)

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

Expired Plan

The 1998 Plan – The plan covered a total of 6,750,000 shares of common stock for issuance to key officers and employees. The 1998 Plan provided for the grant of options to purchase our common stock at a price equal to or greater than the fair market value on the grant date. The 1998 Plan contained provisions for incentive stock options, non-qualified stock options and restricted share grants. Generally, options granted under the 1998 Plan become exercisable over four- or five-year vesting periods and expire on dates ranging from seven to ten years from the date of grant. The 1998 Plan expired by its terms on August 25, 2008. As of February 29, 2016, there were 2,100 shares of common stock subject to options outstanding under the plan.

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

Stock Options

Generally, options granted under the 2008 Stock Incentive Plan will become exercisable over four- or five-year vesting periods and will expire on dates ranging from seven to ten years from the date of grant. These stock options are expensed ratably over their vesting terms. As of February 29, 2016, there were 646,775 shares of common stock subject to options outstanding under the plan.

Restricted Stock Awards (“RSAs”)

RSAs were awarded in settlement of our former CEO’s annual bonus as a result of the achievement of certain performance targets specified in his employment agreement. RSAs for 62,304 shares of common stock for fiscal year 2014 with a fair value at the date of the award of $67.10 per share, vested during fiscal year 2015. In addition, during fiscal year 2016, we issued an RSA for 2,000 shares of common stock to our current CEO at a fair value of $89.12 per share.

Restricted Stock Units (“RSUs”)

RSUs are awards of time-vested restricted stock units that are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. During fiscal years 2016 and 2015, the Company granted RSUs that may be settled for up to 29,932 and 28,937 shares of common stock, with average fair values at the grant dates of $76.62 and $58.36 respectively, to the CEO and certain members of the management team. The awards vest 50 percent on the second anniversary of the grant date and 50 percent on the third anniversary of the grant date. The Company expenses the cost of restricted stock units ratably over their vesting periods.

Performance Restricted Stock Units (“PSUs”)

PSUs are performance-based restricted stock unit awards that represent the right to receive unrestricted shares of stock based on the achievement of Company performance goals over the performance period established by the Compensation Committee of the Company’s Board of Directors. In fiscal year 2014, 100,000 PSUs having a fair value at the date of grant of $32.88 were earned in accordance with the terms of our former CEO’s employment agreement. During fiscal years 2016 and 2015, the Company granted PSUs that may be settled for up to 130,608 and 178,101 shares of common stock with average fair values at the grant date of $76.62 and $58.36, respectively, to the CEO and certain members of the management team. These awards have three year performance periods ending February 28, 2018 and February 28, 2017, respectively. The awards will vest and settle on the date the Compensation Committee certifies that the performance goals have been achieved. Expense for the new plan must be estimated until earned, subject to a probability assessment of achieving the various performance goals and payout levels.

A summary of activity under the 2008 stock incentive plan follows:

SUMMARY OF ACTIVITY UNDER THE 2008 STOCK INCENTIVE PLAN

Shares originally authorized	3,750,000
Less cumulative stock option grants issued, net of forfeitures	(1,213,822)
Less restricted share awards previously vested and settled	(423,970)
Subtotal	2,112,208
Less maximum RSUs issuable upon vesting (1)	(57,364)
Less estimated maximum PSUs issuable upon vesting (1)	(306,206)
Shares available for issuance	1,748,638

(1)	RSUs and PSUs potentially issuable are estimated assuming the maximum payouts adjusted for known actual forfeitures to date.

The 2008 Directors’ Plan – The plan covers a total of 175,000 shares of common stock for issuance of restricted stock, restricted stock units or other stock-based awards to non-employee members of our Board of Directors. Awards granted under the 2008 Directors' Plan will be subject to vesting schedules and other terms and conditions as determined by the Compensation Committee of the Company’s Board of Directors. The plan will expire by its terms on August 19, 2018. As of February 29, 2016, 73,540 shares of restricted stock have been granted and 101,460 shares remained available for future issue under the plan. Under the 2008 Directors’ Plan for the fiscal years ended 2016, 2015 and 2014, the Company granted 5,649, 9,267 and 10,512 shares of restricted stock, respectively, to certain members of our Board of Directors having weighted average fair values at the date of grant of $87.04, $61.72 and $41.26 per share for each year, respectively. The restricted stock awards vested immediately, were valued at the fair value of the Company’s common stock at the date of the grant and accordingly, were expensed at the time of the grants.

The 2008 Stock Purchase Plan – The plan covers a total of 350,000 shares of common stock for issuance to our employees. Under the terms of the plan, employees may authorize the withholding of up to 15 percent of their wages or salaries to purchase our shares of common stock. The purchase price for shares acquired under the 2008 Stock Purchase Plan is equal to the lower of 85 percent of the share’s fair market value on either the first day of each option period or the last day of each period. The plan will expire by its terms on September 1, 2018. Shares of common stock purchased under the 2008 Stock Purchase Plan vest immediately at the time of purchase. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase. During fiscal years 2016, 2015 and 2014, plan participants acquired a total of 28,433, 31,128 and 41,328 shares of common stock at average prices of $67.77, $49.49 and $32.66 per share, respectively. As of February 29, 2016, there were 98,652 shares available for future issue under the plan.

The Company recorded share-based compensation expense in SG&A for each of the fiscal years covered by our consolidated statements of income as follows:

SHARE-BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Fiscal Years Ended the Last Day of February,
	2016	2015	2014
Stock options	$2,961	$3,279	$2,380
Directors stock compensation	700	816	619
Performance based and other stock awards (1)	4,478	1,732	13,446
CEO separation compensation (2)	-	-	15,000
Employee stock purchase plan	552	391	424
Share-based payment expense	8,691	6,218	31,869
Less income tax benefits	(1,284)	(661)	(5,709)
Share-based payment expense, net of income tax benefits	$7,407	$5,557	$26,160

Earnings per share impact of share based payment expense:
Basic	$0.26	$0.19	$0.82
Diluted	$0.26	$0.19	$0.81

(1)

Fiscal year 2014 includes RSAs for 62,304 shares of common stock with a fair value at the date of the award of $67.10 per share and PSUs for 100,000 shares of common stock having a fair value at the date of grant of $32.88. These awards, which were granted in accordance with the terms of our former CEO’s employment agreement, vested and settled in April 2014.

(2)	$15 million in aggregate fair value of shares of common stock, awarded under the terms of the employment and separation agreements with our former CEO.

The fair value of all share-based payment awards are estimated using a Black-Scholes option pricing model with the following assumptions for fiscal years 2016, 2015 and 2014:

ASSUMPTIONS USED FOR FAIR VALUE OF STOCK OPTION GRANTS

	Fiscal Years Ended the Last Day of February,
	2016	2015	2014
Range of risk free interest rates used	0.9% - 1.5%	1.2% - 1.5%	0.6% - 1.3%
Expected dividend rate	0.0%	0.0%	0.0%
Weighted average volatility rate	39.1%	48.0%	38.8%
Range of expected volatility rates used	35.9% - 39.7%	35.3% - 50.5%	34.0% - 41.7%
Range of expected terms used (in years)	4.1 - 4.4	4.1 - 4.4	4.1 - 4.4

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

A summary of stock option activity under all the Company’s share-based compensation plans follows:

SUMMARY OF STOCK OPTION ACTIVITY

(in thousands, except contractual term and per share data)

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
		Exercise	Grant Date	Contractual
		Price	Fair Value	Term	Intrinsic
	Options	(per share)	(per share)	(in years)	Value
Outstanding at March 1, 2013	864	$29.89	$11.98	6.26	$6,209
Grants	264	36.45	11.61
Exercises	(239)	25.36			4,663
Forfeitures / expirations	(50)	33.55
Outstanding at February 28, 2014	839	33.03	12.38	6.48	27,081
Grants	257	63.84	25.22
Exercises	(187)	29.70			6,498
Forfeitures / expirations	(141)	40.67
Outstanding at February 28, 2015	768	42.76	16.28	6.59	26,008
Grants	186	88.17	28.82
Exercises	(178)	37.86			9,480
Forfeitures / expirations	(127)	59.01
Outstanding at February 29, 2016	649	$53.94	$19.52	6.13	$26,847

Exercisable at February 29, 2016	128	$36.26	$14.27	5.04	$7,563

A summary of non-vested stock option activity and changes under all the Company’s share-based compensation plans follows:

NON-VESTED STOCK OPTION ACTIVITY

(in thousands, except per share data)

		Weighted
		Average
	Non-	Grant Date
	Vested	Fair Value
	Options	(per share)
Outstanding at March 1, 2013	689	$12.62
Grants	264	11.61
Vested or forfeited	(225)	11.06
Outstanding at February 28, 2014	728	12.74
Grants	257	25.22
Vested or forfeited	(311)	13.87
Outstanding at February 28, 2015	674	16.98
Grants	186	28.82
Vested or forfeited	(339)	17.59
Outstanding at February 29, 2016	521	$20.81

A summary of restricted stock award activity under the Company’s 2008 Stock Incentive Plan follows:

SUMMARY OF RESTRICTED STOCK AWARD ACTIVITY

(in thousands, except per share data)

		Weighted
		Average
	Restricted	Grant Date
	Stock	Fair Value	Fair Value
	Awards	(per share)	Outstanding
Due for issue at March 1, 2013 (1)	160	$35.55	$5,920
Earned (2)	62	67.10
Vested and issued (1)	(160)	35.55
Due for Issue at February 28, 2014	62	67.10	4,073
Vested and issued (2)	(62)	67.10
Due for issue at February 28, 2015	-	-	-
Granted (3)	2	89.12
Vested and issued (3)	(2)	89.12
Due for issue at February 29, 2016	-	$-	$-

The schedule above includes the following awards earned based on fiscal years 2013 and 2014 performance and vested in accordance with the terms of our former CEO’s employment agreement:

(1)	Fiscal year 2013 RSAs, which vested on February 28, 2014.

(2)	Fiscal year 2014 RSAs, which vested on April 22, 2014.

In addition, the following award was granted to our current CEO:

(3)	Fiscal year 2016 RSA, which was granted and vested on May 8, 2015.

For further information regarding the former CEO’s employment agreement, see Note (13) to these consolidated financial statements under the subheading “Employment Contracts and Related Matters.”

A summary of restricted stock unit activity and changes under the Company’s 2008 Stock Incentive Plan follows:

SUMMARY OF RESTRICTED STOCK UNIT ACTIVITY

(in thousands, except per share data)

		Weighted
		Average
	Restricted	Grant Date
	Stock	Fair Value	Fair Value
	Units	(per share)	Outstanding
Outstanding at March 1, 2013	700	$32.88	$25,956
Vested (1)	(100)	32.88
Forfeited (2)	(500)	32.88
Outstanding at February 28, 2014 (3)	100	32.88	6,531
Granted (4)	118	58.35
Vested (3)	(100)	32.88
Outstanding at February 28, 2015	118	58.35	9,041
Granted (4)	95	76.62
Vested	-	-
Outstanding at February 29, 2016	213	$66.50	$20,311

The schedule above includes the following awards and forfeitures recognized in accordance with the terms of our former CEO’s employment agreement:

(1)

Includes fiscal year 2013 PSUs for 100,000 shares of common stock. On April 22, 2013, PSUs for 33,400 shares of common stock vested and settled at a fair value of $35.55 per share. On February 28, 2014, PSUs for 66,600 shares of common stock vested and settled at a fair value of $65.31 per share.

(2)	PSUs for 500,000 shares of common stock were forfeited.

(3)	Includes fiscal year 2014 PSUs for 100,000 shares of common stock, which were vested and settled on April 22, 2014 at a fair value of $67.10 per share.

In addition, the following awards were granted to our current CEO and members of management:

(4)	Includes target level RSUs and PSUs granted in connection with long-term incentive compensation for fiscal years 2015 and 2016.

A summary of our total unrecognized share-based compensation expense as of February 29, 2016 is as follows:

UNRECOGNIZED SHARE-BASED COMPENSATION EXPENSE

(in thousands, except weighted average expense period data)

		Weighted
		Average
	Unrecognized	Period of
	Compensation	Recognition
	Expense	(in months)
Stock options	$5,670	33.8
Restricted stock units (RSUs and PSUs)	7,470	16.9

NOTE 16 – DEFINED CONTRIBUTION PLANS

We sponsor defined contribution savings plans in the U.S. and other countries where we have employees. Total matching contributions made to these savings plans for the fiscal years ended 2016, 2015 and 2014 were $3.45, $3.21 and $2.89 million, respectively.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component and related tax effects for fiscal years 2016 and 2015 were as follows:

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

(in thousands)

	Unrealized Holding Gains
	(Losses) on Cash Flow Hedges
	Interest Rate	Foreign Currency
	Swaps	Contracts (1)	Total
Balance at February 28, 2014	$(797)	$(294)	$(1,091)
Other comprehensive income before reclassification	28	434	462
Amounts reclassified out of accumulated other comprehensive income	1,199	(176)	1,023
Tax effects	(430)	(40)	(470)
Other comprehensive income (loss)	797	218	1,015
Balance at February 28, 2015	-	(76)	(76)
Other comprehensive income before reclassification	-	1,978	1,978
Amounts reclassified out of accumulated other comprehensive income	-	(1,203)	(1,203)
Tax effects	-	(34)	(34)
Other comprehensive income (loss)	-	741	741
Balance at February 29, 2016	$-	$665	$665

(1)	Includes net deferred tax benefits (expense) of $0.00 and $0.03 million at the end of fiscal years 2016 and 2015, respectively.

See Notes (1), (11) and (12) to these consolidated financial statements for additional information regarding our hedging activities.

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data is as follows:

SELECTED QUARTERLY FINANCIAL DATA

(in thousands, except per share data)

Fiscal Year 2016:	May	August	November	February	Total
Sales revenue, net	$345,345	$369,129	$445,503	$385,724	$1,545,701
Gross profit	143,319	148,005	182,524	162,157	636,005
Asset impairment charges	3,000	-	-	3,000	6,000
Net income	20,410	24,452	46,778	9,588	101,228

Earnings per share (1)
Basic	0.72	0.86	1.66	0.34	3.58
Diluted	0.70	0.84	1.63	0.34	3.52

Fiscal Year 2015:	May	August	November	February	Total
Sales revenue, net	$311,778	$319,949	$435,674	$377,730	$1,445,131
Gross profit	119,520	133,744	181,411	164,884	599,559
Asset impairment charges	9,000	-	-	-	9,000
Net income	16,398	18,839	55,377	40,550	131,164

Earnings per share (1)
Basic	0.56	0.66	1.95	1.42	4.59
Diluted	0.55	0.65	1.92	1.40	4.52

(1)

Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.

NOTE 19 – FOURTH QUARTER CHARGES / TRANSACTIONS

Fiscal Year 2016 – Our results for the fourth quarter of fiscal year 2016 contained the following transactions of a non-routine nature for which pertinent details are made available in various notes to our consolidated financial statements:

•

Certain re-measurement related charges totaling $18.73 million (before and after tax), recorded as a result of a change in the rate used to re-measure our Venezuelan financial statements at February 29, 2016, as further discussed in Notes (1), (4) and (12);

•	Acquisition-related expenses of $0.70 million included in connection with the acquisition of Hydro Flask, which closed shortly after the end of fiscal year 2016, as further discussed in Note (21);

•	A $3.00 million ($2.66 million after tax) impairment of an indefinite-lived trademark, as further discussed in Notes (1) and (5); and

•

The recognition of a charge totaling $17.83 million ($17.79 million after tax), associated with thermometer patent litigation still subject to further post-trial motions and appeal, as discussed in Note (13).

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

NOTE 20 – SEGMENT AND GEOGRAPHIC INFORMATION

The following table contains segment information for the fiscal years covered by our consolidated financial statements:

SEGMENT INFORMATION

(in thousands)

			Nutritional
Fiscal Year 2016	Housewares	Health & Home	Supplements	Beauty	Total
Sales revenue, net	$310,663	$642,735	$153,126	$439,177	$1,545,701
Asset impairment charges	-	-	-	6,000	6,000
Operating income	56,659	38,078	11,446	24,432	130,615
Identifiable assets	614,489	723,337	219,406	312,411	1,869,643
Capital and intangible asset expenditures	1,560	9,131	3,927	5,985	20,603
Depreciation and amortization	4,183	21,300	9,424	7,842	42,749

			Nutritional
Fiscal Year 2015	Housewares	Health & Home	Supplements (1)	Beauty	Total
Sales revenue, net	$296,252	$613,253	$100,395	$435,231	$1,445,131
Asset impairment charges	-	-	-	9,000	9,000
Operating income	59,392	50,821	9,512	41,994	161,719
Identifiable assets	397,956	683,533	218,181	354,085	1,653,755
Capital and intangible asset expenditures	2,019	2,602	613	1,287	6,521
Depreciation and amortization	3,615	20,532	5,380	10,126	39,653

			Nutritional
Fiscal Year 2014	Housewares	Health & Home	Supplements	Beauty	Total
Sales revenue, net	$274,478	$568,075	-	$474,600	$1,317,153
Asset impairment charges	-	-	-	12,049	12,049
Operating income	50,828	20,764	-	45,508	117,100
Identifiable assets	369,698	676,131	-	487,473	1,533,302
Capital and intangible asset expenditures	851	22,934	-	16,678	40,463
Depreciation and amortization	3,461	19,318	-	11,060	33,839

(1)

The Nutritional Supplements segment includes eight months of operating results for fiscal year 2015. The segment was acquired on June 30, 2014. Operating income includes acquisition-related expenditures of $3.61 million for fiscal year 2015. For further information regarding the acquisition, see Note (6) to these consolidated financial statements.

We compute segment operating income based on net sales revenue, less cost of goods sold, SG&A and any asset impairment charges associated with the segment. The SG&A used to compute each segment’s operating income is directly associated with the segment, plus shared service and corporate overhead expenses that are allocable to the segment. In fiscal year 2016, we began making an allocation of shared service and corporate overhead costs to the Nutritional Supplements segment. For the fiscal year ended February 29, 2016, those allocations totaled $4.69 million. We do not allocate nonoperating income and expense, including interest or income taxes, to operating segments.

Our domestic and international net sales revenue and long-lived assets were as follows:

GEOGRAPHIC INFORMATION

(in thousands)

	Fiscal Years Ended the Last Day of February,
	2016	2015	2014
SALES REVENUE, NET:
United States	$1,233,464	$1,139,959	$1,019,525
International	312,237	305,172	297,628
Total	$1,545,701	$1,445,131	$1,317,153

LONG-LIVED ASSETS:
United States	$610,038	$636,089	$444,788
International:
Barbados	315,182	319,298	324,399
Other international	171,699	133,608	148,639
Subtotal	486,881	452,906	473,038
Total	$1,096,919	$1,088,995	$917,826

The table above classifies assets based upon the country where we hold legal title.

Worldwide sales to our largest customer and its affiliates accounted for approximately 16, 18 and 19 percent of our net sales revenue in fiscal years 2016, 2015 and 2014, respectively. Sales to this customer are made within the Beauty and Health & Home segments. Of these sales, approximately 94, 84 and 92 percent were within the U.S. during fiscal years 2016, 2015 and 2014, respectively.

Sales to our second largest customer accounted for approximately 8, 9 and 11 percent of our net sales revenue in fiscal years ending 2016, 2015 and 2014, respectively. Sales to this customer are made across all segments, primarily within the United States and Canada. No other customers accounted for 10 percent or more of net sales revenue during those fiscal years.

NOTE 21 – SUBSEQUENT EVENT

On March 18, 2016, the Company completed its acquisition of all membership units of Steel Technology, LLC, doing business as Hydro Flask. Hydro Flask is a leading designer, distributor and marketer of high performance insulated stainless steel food and beverage containers for active lifestyles. Hydro Flask adds a fast growing brand that has built equity among outdoor and active lifestyle enthusiasts with a product lineup, innovation pipeline and margin profile that complements, and will operate in, our Housewares segment. The acquisition extends the segment’s reach into the outdoor and athletic specialty, natural foods and e-commerce channels. The aggregate purchase price for the transaction was approximately $210 million in cash, subject to customary adjustments. The purchase price was funded from borrowings under our Credit Agreement. Hydro Flask calendar year 2015 revenue was approximately $54 million. Significant assets acquired include inventory, property and equipment, trademarks, customer lists, product technology, and goodwill.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

(in thousands)

		Additions
		Charged to	Net charge
	Beginning	cost and	(credit) to		Ending
Description	Balance	expenses (1)	sales revenue (2)	Deductions (3)	Balance
Year Ended February 29, 2016
Allowances for doubtful accounts	$1,849	$225	$-	$341	$1,733
Allowances for back-to-stock returns	4,033	-	132	-	$4,165

Year Ended February 29, 2015
Allowances for doubtful accounts	$2,127	$299	$-	$577	$1,849
Allowances for back-to-stock returns	2,552	-	1,481	-	$4,033

Year Ended February 29, 2014
Allowances for doubtful accounts	$1,764	$400	$-	$37	$2,127
Allowances for back-to-stock returns	3,267	-	(715)	-	$2,552

(1)	Represents periodic charges to the provision for doubtful accounts.

(2)

Represents net charges (credits) during the period to sales returns and allowances. Net charges to the allowance for back-to-stock returns for fiscal year 2015 include $1.40 million of initial back-to-stock reserves recorded through purchase accounting upon the acquisition of Healthy Directions. For more information regarding the acquisition of Healthy Directions, see Note (6) to the accompanying consolidated financial statements.

(3)	Represents write-offs of doubtful accounts, net of recoveries of previously reserved amounts.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act as of February 29, 2016. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management’s report on internal control over financial reporting and the attestation report on internal controls over financial reporting of the independent registered public accounting firm required by this item are set forth under Item 8., “Financial Statements and Supplementary Data” of this report on pages 79 through 80, and are incorporated herein by reference.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Exchange Act that occurred during our fiscal year ended February 29, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in our Proxy Statement for the 2016 Annual General Meeting of Shareholders (the “Proxy Statement”) is incorporated by reference in response to this Item 10, as noted below:

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

We have adopted a Code of Ethics governing our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and finance department members. The full text of our Code of Ethics is published on our website, at www.hotus.com, under the “Investor Relations-Corporate Governance” caption. We intend to disclose future amendments to, or waivers from, certain provisions of this Code on our website or in a current report on Form 8-K.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 on page 78 of this report
	2.	Financial Statement Schedule: See “Schedule II” on page 128 of this report
	3.	Exhibits

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

10.1†

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2014, filed with the Securities and Exchange Commission on April 29, 2014 (the “2014 10-K”)).

10.2†

Amended and Restated Helen of Troy Limited 1998 Stock Option and Restricted Stock Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, File Number 001-14669, filed with the Securities and Exchange Commission on June 15, 2005).

10.3†

Form of Helen of Troy Limited Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2006, filed with the Securities and Exchange Commission on May 15, 2006 (the “2006 10-K”)).

10.4†		Form of Helen of Troy Limited Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.26 of the 2006 10-K).
10.5†

Helen of Troy Limited 2008 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 27, 2008 (the “2008 Proxy Statement”)).

10.6†		Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Appendix C to the 2008 Proxy Statement).
10.7†

Form of Restricted Stock Agreement for the Company’s 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2009).

10.8

Note Purchase Agreement, dated January 12, 2011, by and among Helen of Troy, L.P., the Company, Helen of Troy Limited, a Barbados company, and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2011).

10.9†

Helen of Troy Limited Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2015).

10.10†	Amended and Restated Helen of Troy Limited 2011 Annual Incentive Plan (incorporated by reference to Exhibit 10.11 of the 2015 10-K).
10.11

Loan Agreement, dated as of March 1, 2013, by and between Kaz USA, Inc. and Mississippi Business Finance Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2013).

10.12

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

10.14†

Form of Helen of Troy Limited Stock Option Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013, filed with the Securities and Exchange Commission on April 29, 2013 (the “2013 10-K”)).

10.15†	Form of Restricted Stock Agreement for the Company’s 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.35 of the 2013 10-K).
10.16†

Employment Agreement among Helen of Troy Nevada Corporation, Helen of Troy Limited and Julien Mininberg, dated January 14, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 16, 2014).

10.17†

Separation Agreement among Helen of Troy Nevada Corporation, Helen of Troy Limited, Helen of Troy Limited (a Barbados company) and Gerald J. Rubin, dated January 14, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 16, 2014).

10.18

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

10.19

Second Amendment to Guaranty Agreement, dated as of June 11, 2014, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2014).

10.20

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

10.21

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

10.23

First Supplemental Trust Indenture, dated as of March 1, 2014, by and between Mississippi Business Finance Corporation and Deutsche Bank National Trust, as trustee (incorporated by reference to Exhibit 10.24 of the 2015 10-K).

10.24

Second Supplemental Trust Indenture, dated as of February 18, 2015 but effective February 1, 2015, by and between Mississippi Business Finance Corporation and Deutsche Bank National Trust, as trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2015).

10.25†

Performance Restricted Stock Unit Agreement by and between Helen of Troy Limited and Julien R. Mininberg, granted May 22, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2015).

10.26†

Performance Restricted Stock Unit Agreement by and between Helen of Troy Limited and Julien R. Mininberg, granted March 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2015).

10.27†

Amended and restated Employment Agreement among Helen of Troy Nevada Corporation, Helen of Troy Limited and Julien Mininberg, dated January 7, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending November 30, 2015, filed with the Securities and Exchange Commission on January 11, 2016).

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
April 29, 2016

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Julien R. Mininberg	/s/ Brian L. Grass
Julien R. Mininberg	Brian L. Grass
Chief Executive Officer, Director and Principal Executive Officer April 29, 2016	Chief Financial Officer and Principal Financial Officer April 29, 2016

/s/ Richard J. Oppenheim	/s/ Timothy F. Meeker
Richard J. Oppenheim	Timothy F. Meeker
Financial Controller and Principal Accounting Officer	Director, Chairman of the Board
April 29, 2016	April 29, 2016

/s/ Gary B. Abromovitz	/s/ John B. Butterworth
Gary B. Abromovitz	John B. Butterworth
Director, Deputy Chairman of the Board	Director
April 29, 2016	April 29, 2016

/s/ Alexander M. Davern	/s/ Beryl B. Raff
Alexander M. Davern	Beryl B. Raff
Director	Director
April 29, 2016	April 29, 2016

/s/ William F. Susetka	/s/ Darren G. Woody
William F. Susetka	Darren G. Woody
Director	Director
April 29, 2016	April 29, 2016

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

10.1†

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2014, filed with the Securities and Exchange Commission on April 29, 2014 (the “2014 10-K”)).

10.2†

Amended and Restated Helen of Troy Limited 1998 Stock Option and Restricted Stock Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, File Number 001-14669, filed with the Securities and Exchange Commission on June 15, 2005).

10.3†

Form of Helen of Troy Limited Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2006, filed with the Securities and Exchange Commission on May 15, 2006 (the “2006 10-K”)).

10.4†	Form of Helen of Troy Limited Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.26 of the 2006 10-K).
10.5†

Helen of Troy Limited 2008 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 27, 2008 (the “2008 Proxy Statement”)).

10.6†	Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Appendix C to the 2008 Proxy Statement).
10.7†

Form of Restricted Stock Agreement for the Company’s 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2009).

10.8

Note Purchase Agreement, dated January 12, 2011, by and among Helen of Troy, L.P., the Company, Helen of Troy Limited, a Barbados company, and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2011).

10.9†

Helen of Troy Limited Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2015).

10.10†	Amended and Restated Helen of Troy Limited 2011 Annual Incentive Plan (incorporated by reference to Exhibit 10.11 of the 2015 10-K).
10.11

Loan Agreement, dated as of March 1, 2013, by and between Kaz USA, Inc. and Mississippi Business Finance Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2013).

10.12

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

10.14†

Form of Helen of Troy Limited Stock Option Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2013, filed with the Securities and Exchange Commission on April 29, 2013 (the “2013 10-K”)).

10.15†	Form of Restricted Stock Agreement for the Company’s 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.35 of the 2013 10-K).
10.16†

Employment Agreement among Helen of Troy Nevada Corporation, Helen of Troy Limited and Julien Mininberg, dated January 14, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 16, 2014).

10.17†

Separation Agreement among Helen of Troy Nevada Corporation, Helen of Troy Limited, Helen of Troy Limited (a Barbados company) and Gerald J. Rubin, dated January 14, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 16, 2014).

10.18

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

10.19

Second Amendment to Guaranty Agreement, dated as of June 11, 2014, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2014).

10.20

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

10.21

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

10.23

First Supplemental Trust Indenture, dated as of March 1, 2014, by and between Mississippi Business Finance Corporation and Deutsche Bank National Trust, as trustee (incorporated by reference to Exhibit 10.24 of the 2015 10-K).

10.24

Second Supplemental Trust Indenture, dated as of February 18, 2015 but effective February 1, 2015, by and between Mississippi Business Finance Corporation and Deutsche Bank National Trust, as trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2015).

10.25†

Performance Restricted Stock Unit Agreement by and between Helen of Troy Limited and Julien R. Mininberg, granted May 22, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2015).

10.26†

Performance Restricted Stock Unit Agreement by and between Helen of Troy Limited and Julien R. Mininberg, granted March 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2015).

10.27†

Amended and restated Employment Agreement among Helen of Troy Nevada Corporation, Helen of Troy Limited and Julien Mininberg, dated January 7, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending November 30, 2015, filed with the Securities and Exchange Commission on January 11, 2016).

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

\