Form 10-Q
period 2016-05-31
HELEN OF TROY LTD
filed 2016-07-11
CIK 916789

@mer

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 6, 2016
Common Shares, $0.10 par value, per share	27,836,021 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

FORM 10‐Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (Unaudited)

(in thousands, except shares and par value)

	May 31,	February 29,
	2016	2016
Assets
Assets, current:
Cash and cash equivalents	$23,115	$225,800
Receivables - principally trade, less allowances of $4,462 and $5,898	204,544	217,543
Inventory	319,249	301,609
Prepaid expenses and other current assets	13,501	9,780
Income taxes receivable	-	356
Total assets, current	560,409	755,088

Property and equipment, net of accumulated depreciation of $97,130 and $93,926	132,708	130,465
Goodwill	698,494	583,005
Other intangible assets, net of accumulated amortization of $144,356 and $137,174	444,893	375,751
Deferred tax assets, net	2,686	2,484
Other assets, net of accumulated amortization of $1,861 and $1,828	2,326	2,101
Total assets	$1,841,516	$1,848,894

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$110,795	$103,713
Accrued expenses and other current liabilities	138,351	141,245
Income taxes payable	3,700	-
Long-term debt, current maturities	24,540	22,644
Total liabilities, current	277,386	267,602

Long-term debt, excluding current maturities	562,951	597,270
Deferred tax liabilities, net	24,163	27,364
Other liabilities, noncurrent	20,545	26,615
Total liabilities	885,045	918,851

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 27,818,575 and 28,488,411 shares
issued and outstanding	2,782	2,774
Additional paid in capital	206,989	198,077
Accumulated other comprehensive income (loss)	(19)	665
Retained earnings	746,719	728,527
Total stockholders' equity	956,471	930,043
Total liabilities and stockholders' equity	$1,841,516	$1,848,894

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended May 31,
	2016	2015
Sales revenue, net	$347,938	$345,345
Cost of goods sold	195,511	202,026
Gross profit	152,427	143,319

Selling, general and administrative expense ("SG&A")	122,129	113,776
Asset impairment charges	7,400	3,000
Operating income	22,898	26,543

Nonoperating income, net	149	138
Interest expense	(3,651)	(2,892)
Income before income taxes	19,396	23,789

Income tax expense (benefit):
Current	3,772	4,014
Deferred	(3,402)	(635)
Net income	$19,026	$20,410

Earnings per share:
Basic	$0.69	$0.72
Diluted	$0.68	$0.70

Weighted average shares of common stock used in
computing net earnings per share:
Basic	27,773	28,520
Diluted	28,147	29,088

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended May 31,
	2016			2015
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
Income	$19,396	$(370)	$19,026	$23,789	$(3,379)	$20,410

Cash flow hedge activity - foreign currency contracts
Changes in fair market value	(1,019)	233	(786)	267	(68)	199
Settlements reclassified to income	158	(56)	102	(119)	13	(106)
Total other comprehensive income	(861)	177	(684)	148	(55)	93
Comprehensive income	$18,535	$(193)	$18,342	$23,937	$(3,434)	$20,503

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended May 31,
	2016	2015
Cash provided (used) by operating activities:
Net income	$19,026	$20,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,956	10,354
Amortization of financing costs	290	291
Provision for doubtful receivables	347	(46)
Non-cash share-based compensation	5,614	2,061
Non-cash intangible asset impairment charges	7,400	3,000
Loss on the sale of property and equipment	20	-
Deferred income taxes and tax credits	(3,458)	(954)
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	20,524	12,544
Inventories	(11,160)	(6,219)
Prepaid expenses and other current assets	(3,393)	(1,367)
Other assets and liabilities, net	(4,934)	(2,942)
Accounts payable	4,819	14,820
Accrued expenses and other current liabilities	(7,021)	(10,013)
Accrued income taxes	2,706	(4,121)
Net cash provided by operating activities	41,736	37,818

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(5,154)	(2,717)
Proceeds from the sale of property and equipment	2	7
Payments to acquire businesses	(209,258)	(42,750)
Net cash used by investing activities	(214,410)	(45,460)

Cash provided (used) by financing activities:
Proceeds from line of credit	100,200	121,500
Repayment of line of credit	(129,100)	(114,000)
Repayment of long-term debt	(3,800)	(1,900)
Payment of financing costs	(14)	-
Proceeds from share issuances under share-based compensation plans	3,127	5,009
Payment of tax obligations resulting from cashless share award settlements	(424)	-
Net cash provided (used) by financing activities	(30,011)	10,609

Net increase (decrease) in cash and cash equivalents	(202,685)	2,967
Cash and cash equivalents, beginning balance	225,800	12,295
Cash and cash equivalents, ending balance	$23,115	$15,262

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

May 31, 2016

Note 1 - Basis of Presentation and Conventions Used in this Report

The accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of May 31, 2016 and February 29, 2016, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 29, 2016, and our other reports on file with the Securities and Exchange Commission (the “SEC”).

In this report and the accompanying consolidated condensed financial statements and notes, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. We refer to the Company's common shares, par value $0.10 per share, as “common stock.” References to “OXO” and “Hydro Flask” refer to businesses that operate together under the Housewares segment. The OXO business includes the operations of OXO International and certain of its subsidiaries. The Hydro Flask business refers to the operations of Steel Technology, LLC, acquired on March 18, 2016. References to “Kaz” refer to the operations of Kaz, Inc. and its subsidiaries that comprise our Health & Home segment. References to “Healthy Directions” refer to the operations of Healthy Directions, LLC and its subsidiaries that comprise our Nutritional Supplements segment. Our Beauty segment was formerly referred to as “Personal Care.” References to “EMEA” refer to the combined geographic markets of Europe, the Middle East and Africa. We use product and service names in this report for identification purposes only and they may be protected in the United States and other jurisdictions by trademarks, trade names, service marks, and other intellectual property rights of the Company and other parties. The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right. All trademarks, trade names, service marks, and logos referenced herein belong to their respective owners. References to “the FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to U.S. generally accepted accounting principles. References to “ASU” refer to the codification of GAAP in the Accounting Standards Updates issued by the FASB. References to “ASC” refer to the codification of GAAP in the Accounting Standards Codification issued by the FASB.

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a global designer, developer, importer, marketer, and distributor of an expanding portfolio of brand-name consumer products. We have four segments: Housewares, Health & Home, Nutritional Supplements, and Beauty. Our Housewares segment provides a broad range of innovative consumer products for the home. Product offerings include food preparation tools and appliances, insulated stainless steel food and beverage containers, gadgets and storage containers, cleaning, organization, and baby and toddler care products. The Health & Home segment focuses on healthcare devices such as thermometers, humidifiers, blood pressure monitors, and heating pads; water filtration systems; and small home appliances such as portable heaters, fans, air purifiers, and insect control devices. Our Nutritional Supplements segment is a leading provider of premium branded vitamins, minerals and supplements, as well as other health products sold directly to consumers. Our Beauty segment products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid-, solid- and powder-based personal care and grooming products.

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

Not yet adopted:

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 will require lessees to recognize on their balance sheets “right-of-use assets” and corresponding lease liabilities, measured on a discounted basis over the lease term. Virtually all leases will be subject to this treatment except leases that meet the definition of a “short-term lease.”  For expense recognition, the dual model requiring leases to be classified as either operating or finance leases has been retained from the prior standard. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Classification will use criteria very similar to those applied in current lease accounting, but without explicit bright lines. The new lease guidance will essentially eliminate off-balance sheet financing. The guidance is effective for fiscal years beginning after December 15, 2019. The new standard must be adopted using a modified retrospective transition that provides for certain practical expedients and requires the new guidance to be applied at the beginning of the earliest comparative period presented. We are currently evaluating the effect this new accounting guidance may have on our consolidated financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, issued as a new Topic, ASC Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB affirmed its proposal to defer the effective date of the standard to annual reporting periods beginning after December 15, 2017 (and interim reporting periods within those years). Accordingly, we will be required to adopt the new standard in our fiscal year 2019 and can adopt either retrospectively or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the effect this new accounting guidance may have on our consolidated financial position, results of operations and cash flows.

New pronouncements adopted:

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which changes the accounting for certain aspects of share-based payments to employees. The provisions of the new guidance affecting the Company require excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled; remove the requirement to include hypothetical excess tax benefits in the application of the treasury stock method when computing earnings per share; and provided for a new policy election to either (1) continue applying forfeiture rate estimates in the determination of compensation cost, or (2) account for forfeitures as a reduction of share-based compensation cost as they occur. The new guidance also requires cash flows related to excess tax benefits to be classified as an operating activity in the cash flow statement and now requires shares withheld for tax withholding purposes to be classified as a financing activity.

We elected to early adopt the new guidance in the first quarter of fiscal year 2017. This required us to reflect any adjustments as of March 1, 2016. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than additional paid-in capital for all periods after fiscal year 2016. We elected to change our accounting policy regarding forfeitures. Previously, we estimated forfeitures expected to occur in the determination of compensation costs. Going forward we will now recognize forfeitures in the period they occur. The cumulative effect adjustments made upon adoption were not material. For the fiscal quarter ended May 31, 2016, we recognized additional share-based compensation expense of $0.23 million from the change in accounting for forfeitures of share-based awards, and we recognized $1.11 million of excess tax benefits in income tax expense rather than additional paid-in capital. The excess tax benefits were also reported as an increase to cash provided by operations and a reduction to cash provided (used) by financing activities.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which eliminates the requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, upon adoption, companies are required to classify all deferred tax assets and liabilities as non-current. We elected to early adopt the new guidance in the first quarter of fiscal year 2017 and have made the necessary conforming reclassifications to the accompanying February 29, 2016 consolidated condensed balance sheet. The application of the provisions of ASU 2015-17 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. We adopted the new guidance in the first quarter of fiscal year 2017 and have made the necessary conforming reclassifications to the accompanying February 29, 2016 consolidated condensed balance sheet and related footnote disclosures. The application of the provisions of ASU 2015-03 did not have a material effect on our consolidated financial position, results of operations or cash flows.

We have provided the table below, which summarizes the impact of each of the adopted accounting changes to the accompanying consolidated condensed financial statements.

IMPACT OF RECENT ACCOUNTING CHANGES

(in thousands)

			Increase (Decrease)
	Standard	Transition Method	May 31, 2016	February 29, 2016
Consolidated Balance Sheets
Current deferred tax assets, net	ASU 2015-17	Retrospective	$(18,921)	$(17,636)
Long-term deferred tax assets, net	ASU 2015-17	Retrospective	$1,127	$879
Long-term deferred tax assets, net	ASU-2016-09	Modified retrospective	$(232)	$-
Other assets - debt issuance costs	ASU 2015-03	Retrospective	$(12,630)	$(12,618)
Other assets - accumulated amortization	ASU 2015-03	Retrospective	$(8,914)	$(8,625)

Long-term debt, current maturities	ASU 2015-03	Retrospective	$(1,160)	$(1,156)
Long-term deferred tax liabilities, net	ASU 2015-17	Retrospective	$(17,795)	$(16,757)
Long-term debt, excluding current maturities	ASU 2015-03	Retrospective	$(2,556)	$(2,837)

Additional paid-in capital	ASU-2016-09	Modified retrospective	$588	$-
Retained earnings	ASU-2016-09	Modified retrospective	$(820)	$-

			Increase (Decrease)
			Three Months Ended May 31,
	Standard	Transition Method	2016	2015
Consolidated Statements of Income
Share-based compensation expense	ASU-2016-09	Modified retrospective	$229	$-
Current income tax expense	ASU-2016-09	Modified retrospective	$(1,110)	$-

Consolidated Statements of Cash Flows
Cash provided by operating activities:
Accrued income taxes	ASU-2016-09	Retrospective	$1,110	$319

Cash provided by financing activities:
Share-based compensation tax benefit	ASU-2016-09	Retrospective	$(1,110)	$(319)

Note 3 – Commitments and Contingencies

On January 22, 2016, a jury ruled against the Company in a case that involved claims by Exergen Corporation. The case dealt with the alleged patent infringement related to two forehead thermometer models sold by our subsidiary, Kaz USA, Inc., in the United States. As a result of the jury verdict, the Company recorded a charge in the fiscal quarter ended February 29, 2016, including legal fees and other related expenses of $17.83 million ($17.79 million, after tax). On June 8, 2016, certain post-trial motions were concluded with Exergen Corporation being awarded an additional $1.47 million of pre-judgment compensation. We accrued this additional amount in the fiscal quarter ended May 31, 2016. On July 6, 2016, the Company appealed the judgment to the United States Court of Appeals for the Federal Circuit. The Company intends to vigorously pursue its appellate rights and defend against the underlying judgment.

We are involved in various other legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Most of our products are under warranty against defects in material and workmanship for periods ranging from two to five years. A small number of our products carry a lifetime warranty against defects in material and workmanship. We estimate our warranty accrual using historical trends and believe that these trends are the most reliable method by which we can estimate our warranty liability. The following table summarizes the activity in our warranty accrual for the periods covered below:

ACCRUAL FOR WARRANTY RETURNS

(in thousands)

	Three Months Ended May 31,
	2016	2015
Beginning balance	$20,622	$23,553
Additions to the accrual	14,523	13,514
Reductions of the accrual - payments and credits issued	(16,164)	(16,173)
Ending balance	$18,981	$20,894

Notes 7, 10, 12 and 13 to these consolidated condensed financial statements provide additional information regarding certain of our significant commitments and contingencies.

Note 4 – Earnings per Share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities. Dilutive securities at any given point in time may consist of outstanding stock options, issued and contingently issuable unvested restricted share units (“RSUs”), and performance-based restricted share units (“PSUs”). Options for common stock are excluded from the computation of diluted earnings per share if their effect is antidilutive. See Note 15 to these consolidated condensed financial statements for more information regarding share-based payment awards.

For the periods covered below, the basic and diluted shares are as follows:

WEIGHTED AVERAGE DILUTED SECURITIES

(in thousands)

	Three Months Ended May 31,
	2016	2015
Weighted average shares outstanding, basic	27,773	28,520
Incremental shares from share-based payment arrangements	374	568
Weighted average shares outstanding, diluted	28,147	29,088

Dilutive securities, stock options	425	798
Dilutive securities, unvested or unsettled stock awards	333	294
Antidilutive securities, stock options	143	197

Note 5 – Segment Information

The following tables contain segment information for the periods covered below:

THREE MONTHS ENDED

(in thousands)

			Nutritional
May 31, 2016	Housewares (1)	Health & Home	Supplements	Beauty	Total
Sales revenue, net	$84,603	$146,355	$35,940	$81,040	$347,938
Asset impairment charges	-	-	5,000	2,400	7,400
Operating income	15,500	9,604	(5,272)	3,066	22,898
Capital and intangible asset expenditures	589	1,189	1,562	1,814	5,154
Depreciation and amortization	1,329	5,233	1,960	2,434	10,956

			Nutritional
May 31, 2015	Housewares	Health & Home	Supplements	Beauty	Total
Sales revenue, net	$65,186	$143,042	$39,440	$97,677	$345,345
Asset impairment charges	-	-	-	3,000	3,000
Operating income	11,183	8,418	2,620	4,322	26,543
Capital and intangible asset expenditures	325	300	1,131	961	2,717
Depreciation and amortization	1,008	5,063	1,968	2,315	10,354

(1)

Includes approximately two and a half months of operating results of Hydro Flask, acquired on March 18, 2016, with no comparable results in the same period last year. See Notes 8 and 9 to these consolidated condensed financial statements for further information regarding the acquisition.

We compute segment operating income based on net sales revenue, less cost of goods sold, SG&A, and any asset impairment charges associated with the segment. The SG&A used to compute each segment’s operating income is directly associated with the segment, plus shared service and corporate overhead expenses that are allocable to the segment. The two and a half months of operating results of Hydro Flask do not include any allocation of corporate or shared service costs. As the new acquisition is further integrated into our operating structure, we expect to make such allocations to its operations. When we decide such allocations are appropriate, there may be some reduction in the operating income of the Housewares segment offset by increases in operating income of our other segments. The extent of this operating income impact between the segments has not yet been determined. We do not allocate nonoperating income and expense, including interest or income taxes, to operating segments.

Note 6 – Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) by component and the amounts reclassified out of accumulated other comprehensive income (loss) for the 2017 fiscal year-to-date:

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

(in thousands)

Unrealized Holding Gains (Losses) on Cash Flow Hedges (1)
Balance at February 29, 2016	$665
Other comprehensive income before reclassification	(1,019)
Amounts reclassified out of accumulated other comprehensive income	158
Tax effects	177
Other comprehensive income (loss)	(684)
Balance at May 31, 2016	$(19)

(1)

Represents activity associated with certain foreign currency contracts. Balances at May 31, 2016 and February 29, 2016 include net deferred tax (expense) benefits of $0.18 and $0.00 million, respectively.

Note 7 – Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives			May 31,	February 29,
	(Years)			2016	2016
Land		-		$12,800	$12,800
Building and improvements	3	-	40	108,278	108,509
Computer, furniture and other equipment	3	-	15	71,407	70,778
Tools, molds and other production equipment	1	-	10	29,242	28,254
Construction in progress		-		8,111	4,050
Property and equipment, gross				229,838	224,391
Less accumulated depreciation				(97,130)	(93,926)
Property and equipment, net				$132,708	$130,465

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	May 31,	February 29,
	2016	2016
Accrued compensation, benefits and payroll taxes	$18,836	$28,912
Accrued sales returns, discounts and allowances	29,135	27,530
Accrued warranty returns	18,981	20,622
Accrued advertising	22,889	22,087
Accrued legal fees and settlements	17,634	16,699
Accrued royalties	8,187	7,961
Accrued property, sales and other taxes	8,447	6,938
Accrued product liability	1,824	2,098
Derivative liabilities, current	943	495
Liability for uncertain tax positions	-	536
Other	11,475	7,367
Total accrued expenses and other current liabilities	$138,351	$141,245

OTHER LIABILITIES, NONCURRENT

(in thousands)

	May 31,	February 29,
	2016	2016
Deferred compensation liability	$4,398	$8,298
Liability for uncertain tax positions	6,851	8,201
Other liabilities	9,296	10,116
Total other liabilities, noncurrent	$20,545	$26,615

Note 8 – Goodwill and Intangible Assets

Annual Impairment Testing in the First Quarter of Fiscal Year 2017 - We performed our annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal year 2017. As a result of our testing of indefinite-lived trademarks, we recorded non-cash asset impairment charges of $7.40 million ($5.10 million after tax). The charges were related to certain brand assets and trademarks in our Beauty and Nutritional Supplements segments, which were written down to their estimated fair values, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

Impairments in the Fourth Quarter of Fiscal Year 2016 – We performed certain interim impairment testing in the fourth quarter of fiscal year 2016 for certain of our brands as a result of revised growth outlooks. As a result of our testing, we recorded a non-cash impairment charge of $3.00 million ($2.66 million after tax). The charge was related to a trademark in our Beauty segment, which was written down to fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

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

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment follows:

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

	May 31, 2016				February 29, 2016
	Gross	Cumulative			Gross	Cumulative
	Carrying	Goodwill	Accumulated	Net Book	Carrying	Goodwill	Accumulated	Net Book
	Amount	Impairments	Amortization	Value	Amount	Impairments	Amortization	Value
Housewares:
Goodwill (1)	$281,621	$-	$-	$281,621	$166,132	$-	$-	$166,132
Trademarks - indefinite (1)	134,200	-	-	134,200	75,200	-	-	75,200
Other intangibles - finite (1)	40,078	-	(13,553)	26,525	15,448	-	(12,916)	2,532
Total Housewares	455,899	-	(13,553)	442,346	256,780	-	(12,916)	243,864

Health & Home:
Goodwill	284,913	-	-	284,913	284,913	-	-	284,913
Trademarks - indefinite	54,000	-	-	54,000	54,000	-	-	54,000
Licenses - finite	15,300	-	(13,515)	1,785	15,300	-	(12,750)	2,550
Licenses - indefinite	7,400	-	-	7,400	7,400	-	-	7,400
Other intangibles - finite	116,669	-	(57,687)	58,982	116,575	-	(54,913)	61,662
Total Health & Home	478,282	-	(71,202)	407,080	478,188	-	(67,663)	410,525

Nutritional Supplements:
Goodwill	96,609	-	-	96,609	96,609	-	-	96,609
Brand assets - indefinite	60,520	-	-	60,520	65,520	-	-	65,520
Other intangibles - finite	44,180	-	(12,002)	32,178	44,180	-	(10,431)	33,749
Total Nutritional Supplements	201,309	-	(12,002)	189,307	206,309	-	(10,431)	195,878

Beauty:
Goodwill	81,841	(46,490)	-	35,351	81,841	(46,490)	-	35,351
Trademarks - indefinite	46,354	-	-	46,354	48,754	-	-	48,754
Trademarks - finite	150	-	(88)	62	150	-	(87)	63
Licenses - finite	13,696	-	(11,612)	2,084	13,696	-	(11,532)	2,164
Licenses - indefinite	10,300	-	-	10,300	10,300	-	-	10,300
Other intangibles - finite	46,402	-	(35,899)	10,503	46,402	-	(34,545)	11,857
Total Beauty	198,743	(46,490)	(47,599)	104,654	201,143	(46,490)	(46,164)	108,489

Total goodwill and intangible assets	$1,334,233	$(46,490)	$(144,356)	$1,143,387	$1,142,420	$(46,490)	$(137,174)	$958,756

(1)   Includes goodwill of $116.05 million, trade names of $59.00 million, and other finite lived intangible assets totaling $24.50 million from the acquisition of Hydro Flask on March 18, 2016. See Note 9 to these consolidated condensed financial statements for further information regarding the acquisition.

The following table summarizes the amortization expense attributable to intangible assets for the periods covered in this quarterly report, as well as our estimated amortization expense for the fiscal years 2017 through 2022.

AMORTIZATION OF INTANGIBLE ASSETS

(in thousands)

Aggregate Amortization Expense
For the three months ended
May 31, 2016	$7,204
May 31, 2015	$6,814

Estimated Amortization Expense
For the fiscal years ended
February 2017	$28,197
February 2018	$24,986
February 2019	$20,423
February 2020	$19,183
February 2021	$16,282
February 2022	$5,972

Note 9 – Acquisitions

Hydro Flask Acquisition - On March 18, 2016, the Company completed its acquisition of all membership units of Steel Technology, LLC, doing business as Hydro Flask. Hydro Flask is a leading designer, distributor and marketer of high performance insulated stainless steel food and beverage containers for active lifestyles. Hydro Flask adds a fast growing brand that has built equity among outdoor and active lifestyle enthusiasts with a product lineup, innovation pipeline and margin profile that complements, and will operate in, our Housewares segment. The acquisition extends the segment’s reach into the outdoor and athletic specialty, natural foods and e-commerce channels. The aggregate purchase price for the transaction was approximately $209.26 million in cash. Significant assets acquired include receivables, inventory, prepaid expenses, property and equipment, trade names, technology assets, customer relationships, and goodwill. Acquisition-related expenses, incurred during fiscal year 2016, were approximately $0.70 million (before and after after tax). Hydro Flask reports its operations in our Housewares segment.

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill, which is not expected to be deductible for income tax purposes. As of May 31, 2016, we have completed our analysis of the economic lives of all the assets acquired and determined the appropriate initial allocation of the purchase price; however, allocated balances are preliminary and may be subject to additional adjustment as we continue to integrate the acquisition. We assigned $59.00 million to trade names with indefinite economic lives. We assigned $10.30 million to technology assets and $14.20 million to customer relationships and are amortizing these assets over expected lives of 10 and 24 years, respectively. For technology assets, we considered the average life cycle of the underlying products, which range from 7 - 15 years, and the overall average life of the associated patent portfolio. For the customer relationships, we used historical attrition rates to assign an expected life.

The following schedule presents the net assets of Hydro Flask as recognized at the acquisition date:

HYDRO FLASK - NET ASSETS RECORDED UPON ACQUISITION AT MARCH 18, 2016

(in thousands)

Assets:
Receivables	$7,955
Inventory	6,243
Prepaid expenses and other current assets	336
Property and equipment	1,108
Goodwill	116,053
Trade names - indefinite	59,000
Technology assets - definite	10,300
Customer relationships - definite	14,200
Subtotal - assets	215,195

Liabilities:
Accounts payable	2,275
Accrued expenses	3,662
Subtotal - liabilities	5,937
Net assets recorded	$209,258

The fair values of the above assets acquired and liabilities assumed were estimated by applying income and market approaches. These fair value measurements are based on significant inputs that are not observable in the market. Therefore, they represent Level 3 measurements. Key assumptions included various discount rates based upon a 12.3 percent weighted average cost of capital; royalty rates used in the determination of trade names and technology asset values of 6 and 2 percent, respectively; and a customer attrition rate used in the determination of customer relationship values of approximately 4 percent per year.

The impact of the Hydro Flask acquisition on the Company’s consolidated condensed statements of income from the acquisition date through the fiscal quarter ended May 31, 2016 is as follows:

HYDRO FLASK - IMPACT ON CONSOLIDATED CONDENSED STATEMENT OF INCOME

March 18, 2016 (Acquisition Date) through May 31, 2016

(in thousands, except earnings per share data)

Quarter Ended
May 31, 2016
(2.5 Months)
Sales revenue, net	$14,369
Net income	2,618

Earnings per share:
Basic	$0.09
Diluted	$0.09

The following supplemental pro forma information presents the Company’s financial results as if the Hydro Flask acquisition had occurred as of the beginning of the fiscal periods presented. This supplemental pro forma information has been prepared for comparative purposes and would not necessarily indicate what may have occurred if the acquisition had been completed on March 1, 2015, and this information is not intended to be indicative of future results.

HYDRO FLASK

PRO FORMA IMPACT ON CONSOLIDATED CONDENSED STATEMENTS OF INCOME

As if the Acquisition had been completed at the beginning of March 1, 2015

(in thousands, except earnings per share data)

	Three Months Ended May 31,
	2016	2015
Sales revenue, net	$365,802	$353,893
Net income	22,281	21,265

Earnings per share:
Basic	$0.80	$0.75
Diluted	$0.79	$0.73

Vicks VapoSteam Acquisition - On March 31, 2015, the Company completed the acquisition of the Vicks VapoSteam U.S. liquid inhalant business from The Procter & Gamble Company (“P&G”), which includes a fully paid-up license of P&G’s Vicks VapoSteam inhalant trademarks. In a related transaction, the Company acquired a fully paid-up U.S. license of P&G’s Vicks VapoPad trademarks for scent pads. The vast majority of Vicks VapoSteam and VapoPads are used in Vicks humidifiers, vaporizers and other health care devices already marketed by the Company. The aggregate purchase price for the two transactions was approximately $42.75 million financed primarily with borrowings under the Credit Agreement, as defined in Note 10 to these consolidated condensed financial statements. VapoSteam operations are reported in the Health & Home segment.

We have completed our analysis of the economic lives of the assets acquired and determined the appropriate fair values of the acquired assets. We assigned $7.40 million to trademarks with indefinite economic lives. We assigned $1.04 million to customer relationships and $1.20 million to product formulations and will amortize these assets over expected lives of 19.5 and 20.0 years, respectively. For the customer relationships, we used historical attrition rates to assign an expected life. For product formulations, we used our best estimate of the remaining product life. The trademarks are considered to have indefinite lives that are not subject to amortization. We assigned $32.96 million to goodwill, which is deductible for income tax purposes. The fair values of the intangible assets were estimated by applying income and market approaches. These fair value measurements were based on significant inputs that are not observable in the market. Therefore, they represent Level 3 measurements.

Note 10 – Long-Term Debt

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $650 million as of May 31, 2016. The commitment under the Credit Agreement terminates on January 16, 2020. Accordingly, borrowings under the Credit Agreement are reported as long-term debt. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment fees and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. As of May 31, 2016, the outstanding revolving loan principal balance was $521.20 million and there were $1.50 million of open letters of credit outstanding under the Credit Agreement. For the fiscal quarter ended May 31, 2016, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.93 to 4.00 percent. For the fiscal quarter ended May 31, 2015, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.43 to 4.00 percent. As of May 31, 2016, the amount available for borrowings under the Credit Agreement was $127.30 million.

A summary of our long-term debt is as follows:

LONG-TERM DEBT

(in thousands)

	Original	Interest
	Date	Interest		May 31,	February 29,
	Borrowed	Rates	Matures	2016	2016
$37.61 million unsecured loan with the Mississippi Business Finance Corporation (the "MBFC Loan"), interest is set and payable quarterly at a Base Rate, plus a margin of up to 1.00%, or applicable LIBOR plus a margin of up to 2.00%, as determined by the interest rate elected and the Leverage Ratio. Loan subject to holder's call on or after March 1, 2018. Loan can be prepaid without penalty. (1)	03/13	Floating	03/23	$29,908	$33,706
$100 million unsecured Senior Notes payable at a fixed interest rate of 3.90%. Interest payable semi-annually. Annual principal payments of $20 million began in January 2014. Prepayment of notes are subject to a "make whole" premium.	01/11	3.90%	01/18	39,553	39,496
Credit Agreement	01/15	Floating	01/20	518,030	546,712
Total long-term debt				587,491	619,914
Less current maturities of long-term debt				(24,540)	(22,644)
Long-term debt, excluding current maturities				$562,951	$597,270

(1)

A $3.80 million principal payment was made on March 1, 2016. The remaining principal balance of the MBFC loan is payable as follows: $5.70 million on March 1, 2017; $1.90 million annually on March 1, 2018 through 2022; and $14.81 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

The fair market value of the fixed rate debt at May 31, 2016, computed using a discounted cash flow analysis and comparable market rates was $40.32 million, compared to the $39.55 million book value and represents a Level 2 liability. Our other long-term debt has floating interest rates, and its book value approximates its fair value at May 31, 2016.

At the beginning of fiscal year 2017, we adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than an asset. We have made the necessary conforming reclassifications to the February 29, 2016 consolidated condensed balance sheet and related footnote disclosures. Note 2 to these consolidated condensed financial statements provides further information regarding the impact of this recent accounting change.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our debt agreements require the maintenance of certain financial covenants, including maximum leverage ratios, minimum interest coverage ratios and minimum consolidated net worth levels (as each of these terms is defined in the various agreements). Our debt agreements also contain other customary covenants, including among other things, covenants restricting or limiting the Company, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on its properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) repurchasing shares of our common stock and paying dividends. As of May 31, 2016, our debt agreements effectively limited our ability to incur more than $153.39 million of additional debt from all sources, including the Credit Agreement. We were in compliance with the terms of these agreements as of May 31, 2016.

Note 11 – Income Taxes

Income tax expense for the fiscal quarter ended May 31, 2016  was 1.9 percent of income before income taxes, compared to 14.2 percent for the same period last year. The year-over-year decrease in our effective tax rate was primarily due to a $1.40 million tax benefit related to the resolution of uncertain tax positions and a $1.10 million tax benefit resulting from the recognition of excess tax benefits from share-based compensation in income tax expense rather than paid-in capital due to our adoption of  ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” Note 2 to these consolidated condensed financial statements provides further information regarding the impact of this recent accounting change.

Our tax rates are also impacted by the mix of taxable income in our various tax jurisdictions. Due to the Company’s organization in Bermuda and the ownership structure of its foreign subsidiaries, many of which are not owned directly or indirectly by a U.S. parent company, an immaterial amount of the Company’s foreign income is subject to U.S. taxation on a permanent basis under current law. Additionally, the Company’s intellectual property is largely owned by foreign subsidiaries of the Company, resulting in proportionally higher earnings in jurisdictions with lower statutory tax rates, which decreases the Company’s overall effective tax rate.

Note 12 – Fair Value

The fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)

Fair Values at
May 31, 2016
(Level 2) (1)
Assets:
Money market accounts	$1,964
Foreign currency contracts	1,005
Total assets	$2,969

Liabilities:
Fixed rate debt (2)	$40,322
Floating rate debt	547,938
Foreign currency contracts	943
Total liabilities	$589,203

Fair Values at
February 29, 2016
(Level 2) (1)
Assets:
Money market accounts	$211,964
Foreign currency contracts	1,372
Total assets	$213,336

Liabilities:
Fixed rate debt (2)	$40,281
Floating rate debt	580,418
Foreign currency contracts	502
Total liabilities	$621,201

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

We classify our fixed and floating rate debt as Level 2 liabilities because the estimation of their fair market value requires the use of discount rates based upon current market rates of interest for debt with comparable terms. These discount rates are significant other observable market inputs. The fair market value of the fixed rate debt was computed using a discounted cash flow analysis and discount rates of 2.08 percent at May 31, 2016 and 2.39 percent at February 29, 2016. All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

We use derivatives for hedging purposes. As of May 31, 2016, our derivatives consist of foreign currency contracts and cross-currency debt swaps. We determine the fair value of our derivative instruments based on Level 2 inputs in the fair value hierarchy. See Notes 6, 7 and 13 to these consolidated condensed financial statements for more information on our hedging activities

The Company’s other non-financial assets include goodwill and other intangible assets, which we classify as Level 3 assets. These assets are measured at fair value on a non-recurring basis as part of the Company’s impairment assessments and as circumstances require. As discussed in Note 8 to these consolidated condensed financial statements, in connection with our annual impairment testing during the fiscal quarter ended May 31, 2016, we recorded a non-cash asset impairment charge of $7.40 million ($5.10 million after tax). The charge related to brand assets and trademarks in our Beauty and Nutritional Supplements segments, which were written down to their estimated fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

Note 13 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During the fiscal quarters ended May 31, 2016 and 2015, approximately 14 percent of our net sales revenue in each period was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars. We make most of our inventory purchases from the Far East and primarily use the U.S. Dollar for such purchases. In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement of the balance sheet are recognized in SG&A. For the fiscal quarter ended May 31, 2016, we recorded net foreign exchange gains from remeasurement, including the impact of foreign currency hedges and cross-currency debt swaps, of $0.24 million in SG&A, and $0.01 million in income tax expense. For the fiscal quarter ended May 31, 2015, we recorded net foreign exchange gains (losses) from remeasurement, including the impact of foreign currency hedges, of $(0.88) million in SG&A and $0.14 million in income tax expense.

We hedge against certain foreign currency exchange rate risk by using a series of forward contracts designated as cash flow hedges and mark-to-market derivatives to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

Chinese Renminbi Currency Exchange Uncertainties - A significant portion of the products we sell are purchased from third-party manufacturers in China. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years, devaluing by approximately 6 percent against the U.S. Dollar during fiscal year 2016. If China’s currency fluctuates against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations. There can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, financial condition and results of operations.

Venezuelan Bolivar Currency Exchange Uncertainties - In February 2016, the Venezuelan government announced further changes to its foreign currency exchange system. These changes included an immediate devaluation of its official rate, now known as DIPRO, from 6.30 Bolivars per U.S. Dollar to 10.00 Bolivars per U.S. Dollar. The changes also included the dissolution of its previous alternative exchange rate systems, and the institution of a new alternative exchange system known as DICOM governing all other transactions not covered by DIPRO. DICOM replaced SIMADI, which was the lowest rate in the previous exchange system. SIMADI closed at February 29, 2016 at approximately 205 Bolivars per U.S. Dollar. DICOM opened in early March 2016 at approximately 207 Bolivars per U.S. Dollar.

As a result of the further devaluation of the official rate, continued economic instability from declines in oil prices and the declaration of an economic emergency, among other factors, we determined that SIMADI was the most appropriate rate to use to re-measure our financial statements as of February 29, 2016. The determination was further substantiated by the announcement of DICOM as an intended market-based rate, which opened at approximately the same rate as SIMADI shortly after the end of our fiscal year. As a result of the adoption of SIMADI, we recorded Venezuelan re-measurement related charges totaling $18.73 million in the fourth quarter of fiscal year 2016.

The Company adopted DICOM in the first quarter of fiscal year 2017. Absent further changes in the exchange system, or unless future developments call for further changes, we intend to use DICOM to re-measure our financial statements going forward. At the current DICOM exchange rate, we expect that U.S. Dollar reported operating results from Venezuela will no longer be meaningful to the Company or the Beauty segment. Net sales revenue from Venezuela for the quarter ended May 31, 2016 was $0.23 million compared to $4.11 million for the quarter ended May 31, 2015. Operating income (loss) from Venezuela for the quarter ended May 31, 2016 was ($0.10) million compared to $1.58 million for the quarter ended May 31, 2015.

Developments within the Venezuelan economy, including any future governmental interventions, are beyond our ability to control or predict, and we cannot assess the impacts, if any, such events may have on our Venezuelan business.

Interest Rate Risk – Interest on our outstanding debt as of May 31, 2016 is both floating and fixed. Fixed rates are in place on $40 million of Senior Notes at 3.90% and floating rates are in place on the balance of all other debt outstanding, which totaled $547.94 million as of May 31, 2016. If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under our Credit Agreement and the MBFC Loan.

The fair values of our derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

	May 31, 2016
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
		Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	2/2018	€32,250	$547	$175	$-	$-
Foreign currency contracts - sell Canadian Dollars	Cash flow	10/2017	$29,250	-	11	925	-
Foreign currency contracts - sell Pounds	Cash flow	8/2017	£10,950	-	13	6	-
Foreign currency contracts - sell Australian Dollars	Cash flow	2/2017	$3,000	-	-	12	-
Subtotal				547	199	943	-

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swaps	(1)	1/2018	$10,000	-	259	-	-
Total fair value				$547	$458	$943	$-

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

	February 29, 2016
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
		Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	2/2017	€27,000	$1,066	$-	$-	$-
Foreign currency contracts - sell Canadian Dollars	Cash flow	6/2017	$28,000	-	-	495	7
Foreign currency contracts - sell Pounds	Cash flow	2/2017	£3,450	94	-	-	-
Foreign currency contracts - sell Australian Dollars	Cash flow	8/2016	$1,650	6	-	-	-
Subtotal				1,166	-	495	7

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swap	(1)	1/2018	$5,000	-	206	-	-
Total fair value				$1,166	$206	$495	$7

(1)

We have entered into foreign currency contracts referred to as “cross-currency debt swaps”, which in effect adjusts the currency denomination of our 3.90% Senior Notes due January 2018 to the Euro for the notional amounts reported, creating an economic hedge against currency movements. On these contracts, we have not elected hedge accounting.

The pre-tax effect of derivative instruments for the periods covered in this quarterly report are as follows:

PRE-TAX EFFECT OF DERIVATIVE INSTRUMENTS

(in thousands)

	Three Months Ended May 31,
	Gain / (Loss)		Gain / (Loss) Reclassified
	Recognized in OCI		from Accumulated Other			Gain / (Loss) Recognized
	(effective portion)		Comprehensive Income (Loss) into Income			As Income
	2016	2015	Location	2016	2015	Location	2016	2015
Currency contracts - cash flow hedges	$(1,019)	$267	SG&A	$(158)	$119		$-	$-
Cross-currency debt swaps - principal	-	-		-	-	SG&A	52	-
Total	$(1,019)	$267		$(158)	$119		$52	$-

We expect pre-tax net losses of $0.40 million associated with foreign currency contracts currently reported in accumulated other comprehensive income, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates change and the underlying contracts settle.

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

Note 14 – Repurchase of Helen of Troy Common Stock

As of May 31, 2016, we were authorized by our Board of Directors to purchase up to $158.57 million of common stock in the open market or through private transactions. Our current equity-based compensation plans include provisions that allow for the “net exercise” of share settled awards by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. These transactions are accounted for by the Company as a purchase and retirement of shares and are included in the table below as common stock received in connection with share-based compensation.

The following table summarizes our share repurchase activity for the periods covered below:

SHARE REPURCHASES

	Three Months Ended May 31,
	2016	2015
Common stock received in connection with share-based compensation:
Number of shares	4,606	-
Aggregate value of shares (in thousands)	$442	$-
Average price per share	$96.03	$-

Note 15 – Share-Based Compensation Plans

We have share-based awards outstanding under several share-based compensation plans. During the fiscal quarter ended May 31, 2016, the Company had the following share-based compensation activity:

•

We granted options to purchase 1,500 shares of common stock to employees. The fair values of these options were estimated using the Black-Scholes option pricing model to estimate fair value of $28.74 for a grant with a term of four years. The following assumptions were used for the grant: expected life of 4.05 years; risk-free interest rate of 1.22 percent; zero dividend yield; and an expected volatility of 33.40 percent.

•	We issued 1,281 restricted shares to non-employee Board members with a total grant date fair value of $0.12 million and a share price of $95.92.

•	Employee RSUs for 13,231 shares vested and settled with a total grant date fair value of $1.27 million and a share price of of $95.92.

•	Employees exercised stock options to purchase 73,635 shares of common stock.

We recorded the following share-based compensation expense in SG&A for the periods covered below:

SHARE-BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Three Months Ended May 31,
	2016	2015
Stock options	$740	$693
Directors stock compensation	175	175
Performance based and other stock awards	4,751	1,245
Share-based payment expense	5,666	2,113
Less income tax benefits	(1,521)	(319)
Share-based payment expense, net of income tax benefits	$4,145	$1,794

Earnings per share impact of share based payment expense:
Basic	$0.15	$0.06
Diluted	$0.15	$0.06

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

Throughout this MD&A, we refer to certain measures used by management to evaluate financial performance. We also may refer to a number of financial measures that are not defined under GAAP, but have corresponding GAAP-based measures. Where non-GAAP measures appear, we provide tables reconciling these to their corresponding GAAP-based measures and make reference to a discussion of their use. We believe these measures provide investors with important information that is useful in understanding our business results and trends. Please see “Explanation of Certain Terms and Measures Used in MD&A” beginning on page 40 for more information on the use and calculation of certain GAAP-based and non-GAAP financial measures.

OVERVIEW

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a global designer, developer, importer, marketer, and distributor of an expanding portfolio of brand-name consumer products. We have four segments: Housewares, Health & Home, Nutritional Supplements, and Beauty. Our Housewares segment provides a broad range of innovative consumer products for the home. Product offerings include food preparation tools and appliances, insulated stainless steel food and beverage containers, gadgets and storage containers, cleaning, organization, and baby and toddler care products. The Health & Home segment focuses on healthcare devices such as thermometers, humidifiers, blood pressure monitors, and heating pads; water filtration systems; and small home appliances such as portable heaters, fans, air purifiers, and insect control devices. Our Nutritional Supplements segment is a leading provider of premium branded vitamins, minerals and supplements, as well as other health products sold directly to consumers. Our Beauty segment products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid-, solid- and powder-based personal care and grooming products.

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

The overall sales pattern for the Nutritional Suppliments segment is not highly seasonal. Our other segments are seasonal due to the different calendar events, holidays and seasonal weather patterns. Historically, the third fiscal quarter produces the highest net sales revenue and operating income during the fiscal year.

We believe that the growth in the internet as a sales channel is reducing market share in the traditional “brick and mortar” channels. During the fiscal quarter ended May 31, 2016, sales to internet-based customers comprised 10.9 percent of our total consolidated net sales revenue compared to 9.6 percent for the same period last year. As a result, we continue to refine our domestic distribution capabilities to adjust to this form of demand and meet the logistical challenge of higher frequency, smaller order size shipments.

Our business is dependent upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy, as approximately 80 percent of our fiscal year 2016 net sales revenue was from U.S. shipments. While we believe that domestic macroeconomic conditions have somewhat improved the prospects for our U.S. business, we believe consumer sentiment remains cautious. We believe the recent referendum vote in the U.K. to exit the European Union has increased uncertainty and volatility in the foreign currency and financial markets, the effects of which we believe will have the greatest impact within our Europe, Middle East and Africa (“EMEA”) operations. The retail outlook for the EMEA region has grown considerably more uncertain and our operations may be affected by regional recessions, currency volatility and emergent regional trade disputes, any of which could have a material adverse effect on our business. For the fiscal quarter ended May 31, 2016, net sales revenue denominated in the Euro and the British Pound represented 5.1 and 2.3 percent of our consolidated net sales revenue, respectively.

The outlook for our non-EMEA international operations continues to remain uncertain as these operations serve consumers in more inconsistently recovering economies that are more susceptible to fiscal and geo-political instabilities. During the fiscal quarter ended May 31, 2016, foreign currency fluctuations, particularly in Latin America, exposed our international operating results to significant variability and uncertainty, which was compounded by weakness in the retail environments in these markets.

As further discussed in Note 13 to the accompanying consolidated condensed financial statements and under Part I. Item 3. “Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Risk – Venezuelan Bolivar Currency Exchange Uncertainties” below, we adopted the new Venezuela DICOM exchange rate at the beginning of the first quarter of fiscal year 2017. DICOM opened at 207 Bolivars per U.S. Dollar and devalued to approximately 521 Bolivars per U.S. Dollar as of May 31, 2016. Absent further changes in the exchange system, or unless future developments call for further changes, we intend to use DICOM to re-measure our financial statements going forward. At the current DICOM exchange rate, we expect that U.S. Dollar reported operating results from Venezuela will no longer be meaningful to the Company or the Beauty segment. Net sales revenue from Venezuela for the quarter ended May 31, 2016 was $0.23 million compared to $4.11 million for the quarter ended May 31, 2015. Operating income (loss) from Venezuela for the quarter ended May 31, 2016 was ($0.10) million compared to $1.58 million for the quarter ended May 31, 2015.

Developments within the Venezuelan economy, including any future governmental interventions, are beyond our ability to control or predict, and we cannot assess the impacts, if any, such events may have on our Venezuelan business.

Significant Recent Development

On March 18, 2016, the Company acquired Steel Technology, LLC, doing business as Hydro Flask (“Hydro Flask”). Hydro Flask is a leading designer, distributor and marketer of high performance insulated stainless steel food and beverage containers for active lifestyles. Hydro Flask adds a fast growing brand that has built equity among outdoor and active lifestyle enthusiasts with a product lineup, innovation pipeline and margin profile that complements, and will operate in, our Housewares segment. The acquisition extends the segment’s reach into the outdoor and athletic specialty, natural foods and e-commerce channels. Hydro Flask’s products have a carefully cultivated brand heritage rooted in the outdoor mecca of Bend, Oregon. The aggregate purchase price for the transaction was approximately $209.26 million in cash. Significant assets acquired include receivables, inventory, prepaid expenses, property and equipment, trade names, technology assets, customer relationships, and goodwill. Acquisition-related expenses incurred during fiscal year 2016 were approximately $0.70 million (before and after after tax). The purchase price was funded with borrowings under our credit facility. Hydro Flask reports its operations in our Housewares segment and the fiscal quarter ended May 31, 2016 includes approximately two and a half months of its operating results.

Financial Performance Highlights

Consolidated net sales revenue for the fiscal quarter ended May 31, 2016 increased $2.59 million, or 0.8 percent, to $347.94 million compared to $345.35 million for the same period last year. Core business net sales revenue decreased $12.49 million, or 3.6 percent, for the fiscal quarter ended May 31, 2016 compared to the same period last year. Net sales revenue for the fiscal quarter ended May 31, 2016 includes the unfavorable impact of net foreign exchange fluctuations of $1.81 million compared to the same period last year, most of which impacted the Beauty segment’s Latin American operations as a result of the weakening of the Mexican Peso. In addition to the impact from foreign currency fluctuations, the year-over-year comparison of net sales revenue was unfavorably impacted by the Company’s transition from the official exchange rate in Venezuela to the market rate of DICOM, which is the lowest rate in the current exchange rate system. Net sales revenue from our Venezuelan operations decreased by $3.88 million to $0.23 million for the fiscal quarter ended May 31, 2016, compared to $4.11 million in the same period last year, almost entirely due to the adoption of the DICOM exchange rate. This impact is reported in the Beauty segment. Net sales revenue in our Housewares segment increased $19.42 million for the fiscal quarter ended May 31, 2016, or 29.8 percent, compared to the same period last year. The year-over-year increase was comprised of $14.37 million of net sales from the Hydro Flask acquisition and $5.05 million of core business net sales revenue growth. Net sales revenue in our Health & Home segment increased $3.31 million for the fiscal quarter ended May 31, 2016, or 2.3 percent, compared to the same period last year. Net sales revenue in our Nutritional Supplements segment decreased $3.50 million, or 8.9 percent, for the fiscal quarter ended May 31, 2016, compared to the same period last year. Net sales revenue in our Beauty segment decreased $16.64 million, or 17.0 percent, for the fiscal quarter ended May 31, 2016, compared to the same period last year. The decline in the Beauty segment includes the net unfavorable impacts of $1.40 million of foreign currency exchange fluctuations and the $3.88 million decline from our Venezuelan operations, which is primarily due to the adoption of the new DICOM exchange rate referred to above.

In addition to our net sales revenue performance discussed above, key results for the fiscal quarter ended May 31, 2016 include the following:

•	Consolidated gross profit margin increased 2.3 percentage points to 43.8 percent for the fiscal quarter ended May 31, 2016, compared to 41.5 percent for the same period last year.

•	Our SG&A ratio increased 2.2 percentage points to 35.1 percent for the fiscal quarter ended May 31, 2016, compared to 32.9 percent for the same period last year.

•

Operating income was $22.90 million for the fiscal quarter ended May 31, 2016, compared to $26.54 million for the same period last year. Operating income for the year-to-date period ended May 31, 2016, includes non-cash intangible asset impairment charges totaling $7.40 million compared to $3.00 million for the same period last year. Operating income for the fiscal quarter ended May 31, 2016 also includes a patent litigation charge of $1.47 million for which there were no comparable charges in the same period last year.

•	Adjusted operating margin increased 1.7 percentage points to 12.8 percent for the fiscal quarter ended May 31, 2016 compared to 11.1 percent for the same period last year.

•

Income tax expense was $0.37 million, or 1.9 percent of income before taxes, for the fiscal quarter ended May 31, 2016, compared to $3.38 million, or 14.2 percent of income before taxes, for the same period last year.

•

Net income was $19.03 million for the fiscal quarter ended May 31, 2016 compared to $20.41 million for the same period last year. Diluted earnings per share was $0.68 for the fiscal quarter ended May 31, 2016, compared to $0.70 for the same period last year.

•

Adjusted income was $35.88 million for the fiscal quarter ended May 31, 2016, compared to $30.70 million for the same period last year. Our adjusted diluted EPS was $1.27 for the fiscal quarter ended May 31, 2016, compared to $1.06 for the same period last year.

Adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS are non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. These measures are discussed further, and reconciled to their applicable GAAP-based measures on pages 33 through 35.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change and as a percentage of net sales revenue. We will refer to this table in the discussion of results of operations which follows:

SELECTED OPERATING DATA (1)

(in thousands)

	Three Months Ended May 31,				% of Sales Revenue, net
	2016 (1)	2015	$ Change	% Change	2016 (1)	2015
Sales revenue by segment, net
Housewares (1)	$84,603	$65,186	$19,417	29.8%	24.3%	18.9%
Health & Home	146,355	143,042	3,313	2.3%	42.1%	41.4%
Nutritional Supplements	35,940	39,440	(3,500)	(8.9)%	10.3%	11.4%
Beauty	81,040	97,677	(16,637)	(17.0)%	23.3%	28.3%
Total sales revenue, net	347,938	345,345	2,593	0.8%	100.0%	100.0%
Cost of goods sold	195,511	202,026	(6,515)	(3.2)%	56.2%	58.5%
Gross profit	152,427	143,319	9,108	6.4%	43.8%	41.5%
Selling, general and administrative expense	122,129	113,776	8,353	7.3%	35.1%	32.9%
Asset impairment charges	7,400	3,000	4,400	146.7%	2.1%	0.9%
Operating income	22,898	26,543	(3,645)	(13.7)%	6.6%	7.7%
Nonoperating income, net	149	138	11	8.0%	-%	-%
Interest expense	(3,651)	(2,892)	(759)	26.2%	(1.0)%	(0.8)%
Total other expense	(3,502)	(2,754)	(748)	27.2%	(1.0)%	(0.8)%
Income before income taxes	19,396	23,789	(4,393)	(18.5)%	5.6%	6.9%
Income tax expense	370	3,379	(3,009)	(89.1)%	0.1%	1.0%
Net income	$19,026	$20,410	$(1,384)	(6.8)%	5.5%	5.9%

(1)

Includes approximately two and a half months of operating results of Hydro Flask, with no comparable results in the same period last year. Hydro Flask operating results are reported in the Housewares segment.

First Quarter of Fiscal Year 2017 Compared to First Quarter of Fiscal Year 2016

Consolidated net sales revenue:

Consolidated net sales revenue for the fiscal quarter ended May 31, 2016 increased $2.59 million to $347.94 million, compared to $345.35 million for the same period last year, an increase of 0.8 percent. Net sales revenue in our Housewares segment increased $19.42 million, or 29.8 percent, compared to the same period last year. The year-over-year increase was comprised of $14.37 million of net sales from the Hydro Flask acquisition and $5.05 million of core business net sales revenue growth. Net sales revenue in our Health & Home segment increased $3.31 million, or 2.3 percent, compared to the same period last year. Net sales revenue in our Nutritional Supplements segment decreased $3.50 million, or 8.9 percent, compared to the same period last year. Net sales revenue in our Beauty segment decreased $16.64 million, or 17.0 percent, compared to the same period last year. The decline in the Beauty segment includes the net unfavorable impacts of $1.40 million of foreign currency exchange fluctuations and the $3.88 million decline from our Venezuelan operations, which is primarily due to the adoption of the new DICOM exchange rate referred to previously.

Impact of acquisitions on net sales revenue:

Because we are an acquisition-oriented company, we provide an analysis of our net sales revenue in terms of growth from our core business and growth from acquisitions. Our most recent acquisition of Hydro Flask occurred on March 18, 2016. Hydro Flask reports its operating results in the Housewares segment. For further information about this acquisition, see Note 9 to the accompanying consolidated condensed financial statements.

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Three Months Ended May 31,
	2016	2015
Prior year's sales revenue, net	$345,345	$311,778
Components of sales revenue change, net
Core business	(12,488)	(6,525)
Incremental net sales revenue from acquisitions (non-core business):
Healthy Directions (three months in fiscal year 2016)	-	39,440
Vicks VapoSteam (one and two months in fiscal years 2017 and 2016, respectively)	712	652
Hydro Flask (two and a half months in fiscal year 2017)	14,369	-
Change in sales revenue, net	2,593	33,567
Total sales revenue, net	$347,938	$345,345

Total net sales revenue growth	0.8%	10.8%
Core business	(3.6)%	(2.1)%
Acquisitions	4.4%	12.9%

Impact of foreign currencies on net sales revenue:

During the fiscal quarters ended May 31, 2016 and 2015, approximately 14 percent of our net sales revenue in each period was denominated in foreign currencies. These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars. For the fiscal quarter ended May 31, 2016, the impact of net foreign currency exchange rate fluctuations negatively impacted our consolidated U.S. Dollar reported net sales revenue by approximately $1.81 million. In our Beauty segment, where our Canadian and Latin American operations comprise a higher proportion of foreign revenues than other regions, foreign exchange fluctuations had a $1.40 million unfavorable impact on U.S. Dollar reported net sales revenue. In our Housewares and Health & Home segments, where our European, Canadian and U.K. operations comprise a high proportion of foreign revenues, foreign exchange fluctuations had unfavorable impacts of $0.16 and $0.25 million, respectively, on U.S. Dollar reported net sales revenue.

In addition to the impact from foreign currency fluctuations, the year-over-year comparison of net sales revenue was unfavorably impacted by the Company’s transition from the official exchange rate in Venezuela to the market rate of DICOM, which is the lowest rate in the current exchange rate system. Net sales revenue from our Venezuelan operations decreased by $3.88 million to $0.23 million for the fiscal quarter ended May 31, 2016, compared to $4.11 million in the same period last year, almost entirely due to the adoption of the DICOM exchange rate. This impact is reported in the Beauty segment.

Segment net sales revenue:

Housewares Segment - Net sales revenue in the Housewares segment for the fiscal quarter ended May 31, 2016 increased $19.42 million, or 29.8 percent, to $84.60 million, compared to $65.19 million for the same period last year. The year-over-year increase was comprised of $14.37 million of net sales from the Hydro Flask acquisition and $5.05 million of core business net sales revenue growth. Hydro Flask operated for approximately two and a half months since its acquisition on March 18, 2016 and accounted for 22.0 percentage points of the net sales growth within the segment. In the segment’s core business, higher average unit selling prices and an increase in unit volume contributed approximately 6.8 and 1.0 percent, respectively, to the segment’s growth. The overall increase in core net sales revenue continues to be primarily due to new product introductions. The net sales revenue increase was slightly offset by higher overall promotional program spending to support new product launches. We expect our Housewares segment’s longer-term growth to continue to be driven by new products, category expansion, expanded shelf space and assortments at key traditional and internet retailers, and new distribution gains in international markets.

Health & Home Segment - Net sales revenue in the Health & Home segment for the fiscal quarter ended May 31, 2016 increased $3.31 million, or 2.3 percent, to $146.36 million, compared to $143.04 million for the same period last year. Higher average unit selling prices and an increase in unit volume contributed approximately 1.8 and 0.5 percent, respectively to the segment’s growth. Foreign currency fluctuations reduced U.S. Dollar reported net sales revenue by $0.25 million, or 0.2 percent. Strong sell-in of seasonal fans and year-over-year gains in the thermometry and air purification categories were partially offset by declines in the hot/cold therapy and water filtration categories. With respect to our hot/cold therapy category, the net sales decline is due to the rationalization of lower margin products and programs within the category. The comparable decline in the water filtration category was primarily due to the discontinuation of a large seasonal promotion program in the club channel, and a slowdown in replenishment orders after a recent surge in demand as a result of consumer reaction to municipal water quality issues across the U.S.

Nutritional Supplements Segment - Net sales revenue for the fiscal quarter ended May 31, 2016 decreased $3.50 million, or 8.9 percent, to $35.94 million, compared to $39.44 million for the same period last year. Lower unit volumes and a slight decrease in average unit selling prices contributed approximately 8.0 and 0.9 percent, respectively, to the decline in the segment’s net sales revenue. The segment saw declines in its offline response rates and legacy print newsletter subscription business, partially offset by increases in its AutoDelivery program, a continuity program where customers can reschedule delivery of refills based on their timing and frequency requirements. The print newsletter subscription business is being strategically de-emphasized in the segment’s business model. The decline in average selling price was primarily driven by an increase in promotional pricing to develop new buyer growth in selected categories and lower average order values.

Beauty Segment - Net sales revenue in the Beauty segment for the fiscal quarter ended May 31, 2016 decreased $16.64 million, or 17.0 percent, to $81.04 million, compared to $97.68 million for the same period last year. The decline in the Beauty segment net sales revenue includes the net unfavorable impact of $1.40 million of foreign currency exchange fluctuations and the $3.88 million net sales decline from our Venezuelan operations, which is almost entirely due to the adoption of the new DICOM exchange rate. Additionally, $4.03 million of the sales decline relates to a decline in the foot care category due to high inventory in the channel and competitive pressures. Finally, the segment experienced a slowdown in replenishment orders in the first quarter of fiscal year 2017 due to inventory adjustments by a few key retailers after strong shipments in the fourth quarter of fiscal year 2016.

Consolidated gross profit margin:

Consolidated gross profit as a percentage of net sales revenue for the fiscal quarter ended May 31, 2016 increased 2.3 percentage points to 43.8 percent, compared to 41.5 percent for the same period last year. The increase in consolidated gross profit margin is primarily due to favorable shifts in product mix, product rationalization efforts, accretion from the Hydro Flask acquisition, and declines in product costs, partially offset by the unfavorable impact of foreign currency fluctuations.

A significant portion of the products we sell are purchased from third-party manufacturers in China. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years, devaluing by approximately 6 percent against the U.S. Dollar during fiscal year 2016I. If China’s currency fluctuates against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations. There can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, financial condition and results of operations.

Selling, general and administrative expense (“SG&A”):

Our consolidated SG&A ratio increased 2.2 percentage points to 35.1 percent for fiscal quarter ended May 31, 2016, compared to 32.9 percent for the same period last year. The increase was primarily due to:

•

the impact of higher share-based compensation costs including a $0.23 million impact from a change in the accounting for forfeitures of share-based awards. For more information regarding the impact of the change in accounting, see Note 2 to the accompanying consolidated condensed financial statements;

•	the impact of additional patent litigation charges incurred during the quarter, which increased the SG&A ratio by 0.4 percentage points; and

•	the impact within our core business that lower overall net sales had on operating leverage.

These factors were partially offset by:

•	lower outbound freight costs; and

•	lower year-over-year foreign currency revaluation losses, partially due to cash flow hedges and $10 million of U.S. Dollar to Euro cross-currency debt swaps.

Asset impairment charges:

We performed our annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the fiscal quarter ended May 31, 2016. As a result of our testing of indefinite-lived trademarks, we recorded non-cash asset impairment charges of $7.40 million ($5.10 million after tax). The charges were related to certain brand assets and trademarks in our Beauty and Nutritional Supplements segments, which were written down to their estimated fair values, determined on the basis of future discounted cash flows using the relief from royalty valuation method. We recorded a similar charge of $3.00 million ($2.66 million after tax) in the fiscal quarter ended May 31, 2015.

Operating income by segment:

The following table sets forth segment operating income, for the periods covered below:

OPERATING INCOME BY SEGMENT

(in thousands)

	Three Months Ended May 31,				% of Sales Revenue, net
	2016 (1)	2015	$ Change	% Change	2016 (1)	2015
Housewares (1)	$15,500	$11,183	$4,317	38.6%	18.3%	17.2%
Health & Home	9,604	8,418	1,186	14.1%	6.6%	5.9%
Nutritional Supplements	(5,272)	2,620	(7,892)	*	(14.7)%	6.6%
Beauty	3,066	4,322	(1,256)	(29.1)%	3.8%	4.4%
Total operating income	$22,898	$26,543	$(3,645)	(13.7)%	6.6%	7.7%

* Calculation is not meaningful

(1)

Includes approximately two and a half months of operating results of Hydro Flask, with no comparable results in the same period last year. Hydro Flask operating results are reported in the Housewares segment.

In the discussion that follows, our usage of the terms operating margin, operating expense ratio and operating leverage are further described and explained beginning on page 40.

Housewares Segment - Operating income for the fiscal quarter ended May 31, 2016 increased $4.32 million, or 38.6 percent, compared to the same period last year. Operating margin increased 1.1 percentage points to 18.3, compared to 17.2 percent for the same period last year. The increase in operating margin was primarily due to the accretive impact of the Hydro Flask acquisition, which increased the segment operating margin by 1.3 percentage points for the fiscal quarter ended May 31, 2016, partially offset by higher promotional spending and higher media advertising in support of new products and categories.

Health & Home Segment - Operating income for the fiscal quarter ended May 31, 2016 increased $1.19 million, or 14.1 percent, compared to the same period last year. Operating margin increased 0.7 percentage points to 6.6 percent, compared to 5.9 percent for the same period last year. The increase in operating margin is due to improved gross margin as a result of product cost decreases and improvement in product sales mix, partially offset by higher share-based compensation expense and the impact of additional patent litigation charges.

Nutritional Supplements Segment - Operating income for the fiscal quarter ended May 31, 2016 decreased $7.89 million compared to the same period last year. Operating margin was (14.7) percent, compared to 6.6 percent for the same period last year. Operating income includes a non-cash intangible asset impairment charge of $5.00 million for the fiscal quarter ended May 31, 2016, for which there was no comparable charge in the same period last year. This charge accounted for 13.9 percentage points of operating margin decline. Additional drivers of the operating margin decline were:

•	net sales declines in the offline channel and in the legacy print newsletter subscription business;

•	increased investments in promotions, advertising, customer acquisition, and online sales channel development;

•	higher share-based compensation costs; and

•	the impact that lower net sales had on operating leverage.

Beauty Segment - Operating income for the fiscal quarter ended May 31, 2016 decreased $1.26 million to $3.07 million, compared to $4.32 million for the same period last year. Operating margin decreased 0.6 percentage points to 3.8 percent, compared to 4.4 percent for the same period last year. Drivers of the operating margin decline were:

•

net sales revenue declines as a result the unfavorable impact of the $1.40 million of foreign currency exchange fluctuations and a decline of $4.03 million in the foot care category due to high inventory in the channel and competitive pressures;

•	a decline in operating income of $1.68 million from our Venezuelan operations, due almost entirely to the adoption of the new DICOM exchange rate;

•	higher share-based compensation costs; and

•	the impact that lower overall net sales had on operating leverage.

These factors were partially offset by an increase in the segment’s gross profit margin primarily due to lower product costs and improvement in product sales mix. Operating income included non-cash intangible asset impairment charges of $2.40 and $3.00 million for the fiscal quarters ended May 31, 2016 and 2015, respectively.

ADJUSTED OPERATING INCOME AND OPERATING MARGIN

(in thousands)

	Three Months Ended May 31, 2016
	Housewares		Health & Home		Nutritional Supplements		Beauty		Total
Operating income, as reported (GAAP)	$15,500	18.3%	$9,604	6.6%	$(5,272)	(14.7)%	$3,066	3.8%	$22,898	6.6%
Asset impairment charges (1)	-	-%	-	-%	5,000	13.9%	2,400	3.0%	7,400	2.1%
Patent litigation charge (2)	-	-%	1,468	1.0%	-	-%	-	-%	1,468	0.4%
Subtotal	15,500	18.3%	11,072	7.6%	(272)	(0.8)%	5,466	6.7%	31,766	9.1%
Amortization of intangible assets (3)	657	0.8%	3,538	2.4%	1,571	4.4%	1,438	1.8%	7,204	2.1%
Non-cash share-based compensation (4)	1,028	1.2%	1,910	1.3%	1,032	2.9%	1,644	2.0%	5,614	1.6%
Adjusted operating income (non-GAAP)	$17,185	20.3%	$16,520	11.3%	$2,331	6.5%	$8,548	10.5%	$44,584	12.8%

	Three Months Ended May 31, 2015
	Housewares		Health & Home		Nutritional Supplements		Beauty		Total
Operating income, as reported (GAAP)	$11,183	17.2%	$8,418	5.9%	$2,620	6.6%	$4,322	4.4%	$26,543	7.7%
Asset impairment charges (1)	-	-%	-	-%	-	-%	3,000	3.1%	3,000	0.9%
Subtotal	11,183	17.2%	8,418	5.9%	2,620	6.6%	7,322	7.5%	29,543	8.6%
Amortization of intangible assets (3)	312	0.5%	3,500	2.4%	1,564	4.0%	1,438	1.5%	6,814	2.0%
Non-cash share-based compensation (4)	306	0.5%	595	0.4%	303	0.8%	857	0.9%	2,061	0.6%
Adjusted operating income (non-GAAP)	$11,801	18.1%	$12,513	8.7%	$4,487	11.4%	$9,617	9.8%	$38,418	11.1%

In the tables above, footnote references (1) to (4) correspond to the notes beginning on page 34 under the table entitled “Adjusted Income and EPS”.

Adjusted operating income and adjusted operating margin, as discussed in the preceding tables, may be considered non-GAAP financial measures as set forth in SEC Regulation G, Rule 100. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures is furnished on page 35.

Interest expense:

Interest expense for the fiscal quarter ended May 31, 2016 was $3.65 million, compared to $2.89 million for the same period last year. The increase in interest expense is due to higher levels of debt held during the fiscal quarter ended May 31, 2016, partially offset by a lower average interest rate.

Income tax expense:

Income tax expense for the fiscal quarter ended May 31, 2016 was 1.9 percent of income before income taxes, compared to 14.2 percent for the same period last year. The year-over-year decrease in our effective tax rate was primarily due to a $1.40 million tax benefit related to the resolution of uncertain tax positions and a $1.10 million tax benefit resulting from the recognition of excess tax benefits from share-based compensation in income tax expense rather than paid-in capital due to our adoption of  ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” See Note 2 to the accompanying consolidated condensed financial statements for further information regarding the impact of this recent accounting change.

Net income:

Net income for the fiscal quarter ended May 31, 2016 decreased by $1.38 million, compared to the same period last year. Our diluted earnings per share decreased $0.02 to $0.68 compared to $0.70 for the same period last year.

Adjusted income and EPS:

In order to provide a better understanding of the impact of certain items on our net income and EPS, the analysis that follows reports the comparative after tax impact of non‐cash asset impairment charges, patent litigation charges, amortization of intangible assets, and non-cash share-based compensation, as applicable, on our net income, and basic and diluted EPS for the periods covered below.

ADJUSTED INCOME AND EPS

(in thousands, except per share data)

	Three Months Ended May 31,		Basic EPS		Diluted EPS
	2016	2015	2016	2015	2016	2015
Net income as reported (GAAP)	$19,026	$20,410	$0.69	$0.72	$0.68	$0.70
Asset impairment charges, net of tax (1)	5,097	2,656	0.18	0.09	0.18	0.09
Patent litigation charge, net of tax (2)	1,464	-	0.05	-	0.05	-
Subtotal	25,587	23,066	0.92	0.81	0.91	0.79
Amortization of intangible assets, net of tax (3)	6,202	5,894	0.22	0.21	0.22	0.20
Non-cash share-based compensation, net of tax (4)	4,093	1,742	0.15	0.06	0.15	0.06
Adjusted income (non-GAAP)	$35,882	$30,702	$1.29	$1.08	$1.27	$1.06

Weighted average shares of common stock used in computing basic and diluted EPS			27,773	28,520	28,147	29,088

(1)

For the fiscal quarters ended May 31, 2016 and 2015, non-cash intangible asset impairment charges totaled $7.40 million ($5.10 million after tax) and $3.00 million ($2.66 million after tax), respectively.

(2)	The fiscal quarter ended May 31, 2016 includes a patent litigation charge of $1.47 million ($1.46 million after tax).

(3)	For the fiscal quarters ended May 31, 2016 and 2015, amortization of intangible assets was $7.20 million ($6.20 million after tax) and $6.81 million ($5.89 million after tax), respectively.

(4)	For the fiscal quarters ended May 31, 2016 and 2015, non-cash share based compensation was $5.61 million ($4.09 million after tax) and $2.06 million ($1.74 million after tax), respectively.

Adjusted income for the fiscal quarter ended May 31, 2016 increased $5.18 million compared to the same period last year. The increase in adjusted income was primarily due to:

•	the overall improvement in consolidated gross profit margin;

•	the accretive impact of the Hydro Flask acquisition;

•	lower outbound freight costs;

•	lower year-over-year foreign currency revaluation losses, partially due to cash flow hedges and $10 million of U.S. Dollar to Euro cross-currency debt swaps; and

•

lower tax expense as a result of the recognition of a tax benefit related to the resolution of uncertain tax positions and the recognition of excess tax benefits from share-based compensation in income tax expense rather than paid-in capital.

These factors were partially offset by:

•	a $1.81 million negative impact of net foreign currency exchange rate fluctuations on our consolidated U.S. Dollar reported net sales revenue, of which $1.40 million affected Beauty segment net sales;

•	a decline in net income of $1.35 million from our Venezuelan operations, due almost entirely to the adoption of the new DICOM exchange rate; and

•	the impact within our core business that lower overall net sales had on operating leverage.

Adjusted diluted EPS was $1.27 for the fiscal quarter ended May 31, 2016, compared to $1.06 for the same period last year. Adjusted diluted EPS increased primarily due to the impact of higher earnings and lower weighted average diluted shares outstanding for the fiscal quarter ended May 31, 2016 compared to the same period last year.

The tables referred to on pages 33 through 34 entitled “Adjusted operating income and operating margin” and “Adjusted income and EPS”, respectively report operating income, operating margin, net income, and EPS without the after tax impact of non-cash asset impairment charges, patent litigation charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. For additional information on these adjusted measures, see “Explanation of Certain Terms and Measures Used in MD&A” on page 40. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The preceding tables reconcile these measures to their corresponding GAAP-based measures presented in our consolidated condensed statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income and adjusted EPS provide useful information to management and investors regarding financial and business trends relating to the Company’s financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with the Company’s financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges on operating income, operating margin, net income, and earnings per share. We also believe that these non-GAAP measures facilitate a more direct comparison of the Company’s performance with its competitors. We further believe that including the excluded charges would not accurately reflect the underlying performance of the Company’s continuing operations for the period in which the charges are incurred, even though such charges may be incurred and reflected in the Company’s GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of the Company's activities. The Company’s adjusted operating income, adjusted operating margin, adjusted income and adjusted EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The following are selected measures of our liquidity and capital resources for the periods covered below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL UTILIZATION (1)

	Three Months Ended May 31,
	2016	2015
Accounts Receivable Turnover (Days)	54.1	57.1
Inventory Turnover (Times)	2.8	2.7
Working Capital (in thousands)	$283,023	$273,102
Current Ratio	2.0:1	2.0:1
Ending Debt to Ending Equity Ratio	61.4%	46.6%
Return on Average Equity (2)	10.6%	15.8%

(1)	Our computation and use of the measures in this table are described beginning on page 40.

(2)

Net income and average equity reported above include the twelve month trailing impacts, after tax, of non-cash asset impairment charges, acquisition-related expenses, CEO succession costs, Venezuelan currency re-measurement related charges, and patent litigation charges, as applicable. For the periods reported above, these items had an unfavorable impact of 5.1 and 0.5 percentage points, respectively, on the return on average equity.

Operating Activities:

Operating activities provided $41.74 million of cash during the fiscal quarter ended May 31, 2016, compared to $37.82 million of cash provided during the same period last year. The year-over-year increase in operating cash flow was primarily due to higher non-cash charges and the timing of fluctuations in working capital components.

Accounts receivable decreased $13.00 million, to $204.54 million as of May 31, 2016, compared to $217.54 million at the end of fiscal year 2016. Accounts receivable as of May 31, 2016 includes $9.69 million added from the Hydro Flask acquisition. Accounts receivable turnover decreased to 54.1 days at May 31, 2016, compared to 57.1 days for the same period last year. This calculation is based on a rolling five quarter accounts receivable balance.

Inventory increased $17.64 million, including $9.92 million added from the Hydro Flask acquisition, to $319.25 million as of May 31, 2016, compared to $301.61 million at the end of fiscal year 2016. Inventory turnover improved to 2.8 times at May 31, 2016 compared to 2.7 times for the same period last year.

Working capital was $283.02 million at May 31, 2016, compared to $273.10 million at May 31, 2015 and our current ratio was 2.0:1 at the end of each period. As a result of the adoption of new accounting guidance, we reclassified certain prior period balances affecting the determination of comparative working capital and cash provided by operating activities. These reclassifications had no impact on the reported results of our operations for the three months ended May 31, 2015. Our prior period working capital, current ratio and debt to equity ratio, without reclassifications, were originally reported at May 31, 2015 as $297.30 million, 2.1:1 and 47.1 percent, respectively. For more information regarding the impact of these changes in accounting, see Note 2 to the accompanying consolidated condensed financial statements.

Investing activities:

Investing activities used $214.41 million of cash during the three months ended May 31, 2016. Highlights of those activities follow:

•	we spent $3.25 million on computers, furniture and other equipment, $1.65 million on tools, molds and other capital asset additions, and $0.25 million on the development of new patents; and

•	we paid $209.26 million to acquire Hydro Flask.

Financing activities:

Financing activities used $30.01 million of cash during the three months ended May 31, 2016. Highlights of those activities follow:

•	we had draws of $100.20 million under our credit agreement;

•	we repaid $129.10 million drawn under our credit agreement;

•	we repaid $3.80 million of our long-term debt;

•	employees exercised options to purchase 73,635 shares of common stock, providing $3.13 million of cash; and

•	we paid $0.42 million in tax obligations resulting from cashless share award settlements.

Revolving Credit Agreement:

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $650 million as of May 31, 2016. The commitment under the Credit Agreement terminates on January 16, 2020. Accordingly, borrowings under the Credit Agreement are reported as long-term debt. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment fees and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. As of May 31, 2016, the outstanding revolving loan principal balance was $521.20 million and there were $1.50 million of open letters of credit outstanding under the Credit Agreement. For the fiscal quarter ended May 31, 2016, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.93 to 4.00. For the fiscal quarter ended May 31, 2015, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.43 to 4.00 percent. As of May 31, 2016, the amount available for borrowings under the Credit Agreement was $127.30 million. As of May 31, 2016, our debt agreements effectively limited our ability to incur more than $153.39 million of additional debt from all sources, including the Credit Agreement.

Other Debt Agreements:

In addition to the Credit Agreement, at May 31, 2016, we had the following other long term debt outstanding:

•	$40 million aggregate principal amount of 3.90% Senior Notes due January 2018 outstanding with equal annual $20 million installments in January 2017 and 2018.

•

$30.01 million principal outstanding under floating rate loan agreement with the Mississippi Business Finance Corporation (the “MBFC Loan”), which funded the original construction of our Olive Branch, Mississippi distribution facility. The remaining principal balance of the MBFC loan is payable as follows: $5.70 million on March 1, 2017; $1.90 million annually on March 1, 2018 through 2022; and $14.81 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

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

The table below provides the formulas in effect for certain key financial covenants as defined in our debt agreements as of May 31, 2016:

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

Contractual obligations and commercial commitments:

Our contractual obligations and commercial commitments at May 31, 2016, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF MAY:

(in thousands)

		2017	2018	2019	2020	2021	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years
Fixed rate debt	$40,000	$20,000	$20,000	$-	$-	$-	$-
Floating rate debt	551,207	5,700	1,900	1,900	523,100	1,900	16,707
Long-term incentive plan payouts	10,164	6,103	3,303	758	-	-	-
Interest on fixed rate debt	1,742	1,261	481	-	-	-	-
Interest on floating rate debt (1)	41,195	11,154	11,062	11,025	7,068	354	532
Open purchase orders	185,612	185,612	-	-	-	-	-
Long-term purchase commitments	1,414	657	606	151	-	-	-
Minimum royalty payments	65,535	12,699	12,451	12,333	9,143	9,067	9,842
Advertising and promotional	47,391	9,646	6,386	6,489	6,599	6,711	11,560
Operating leases	34,604	5,818	5,288	4,383	3,357	2,946	12,812
Capital spending commitments	1,837	1,837	-	-	-	-	-
Total contractual obligations (2)	$980,701	$260,487	$61,477	$37,039	$549,267	$20,978	$51,453

(1)

We estimate our future obligations for interest on our floating rate debt by assuming the weighted average interest rates in effect on each floating rate debt obligation at May 31, 2016 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, for the Credit Agreement, we assume that the balance outstanding as of May 31, 2016 remains the same for the remaining term of the agreement. The actual balance outstanding under our Credit Agreement may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations.

(2)

In addition to the contractual obligations and commercial commitments in the table above, as of May 31, 2016, we have recorded total provisions for our uncertain tax positions totaling $6.85 million. We are unable to reliably estimate the timing of most of the future payments, if any, related to uncertain tax positions. Therefore, we have excluded these tax liabilities from the table above.

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

CRITICAL ACCOUNTING POLICIES

The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Critical Accounting Policies” in our annual report on Form 10-K for the year ended February 29, 2016. There have been no material changes to the Company’s critical accounting policies from the information provided in our annual report on Form 10-K.

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

Operating leverage: The improvement in operating margin that the Company or a segment achieves with sales growth, due to the fixed nature of certain operating expenses.

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

Foreign Currency Risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During the fiscal quarters ended May 31, 2016 and 2015, approximately 14 percent of our net sales revenue in each period was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars. We make most of our inventory purchases from the Far East and primarily use the U.S. Dollar for such purchases. In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement of the balance sheet are recognized in SG&A.

We identify foreign currency risk by regularly monitoring our foreign currency-denominated transactions and balances. Where operating conditions permit, we reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

We hedge against certain foreign currency exchange rate risk by using a series of forward contracts designated as cash flow hedges and mark-to-market derivatives to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. In these transactions, we execute a forward currency contract that will settle at the end of a forecasted period. For cash flow hedges, a hedging relationship is created because the size and terms of the forward contract are designed so that its fair market value will move in the opposite direction and approximate magnitude of the underlying foreign currency’s forecasted exchange gain or loss during the forecasted period. To the extent that we forecast the expected foreign currency cash flows from the period we enter into the forward contract until the date it will settle with reasonable accuracy, we significantly lower or materially eliminate a particular currency’s exchange risk exposure over the life of the related forward contract. We also enter into certain foreign currency contracts we refer to as “cross-currency debt swaps.” Cross-currency debt swaps have been used with respect to $10 million of our 3.90% Senior Notes, creating an economic hedge against currency movements. We have elected not to designate these contracts as fair value hedges. Accordingly, the net unrealized mark-to-market gain or loss on these derivatives is recognized in SG&A as incurred, and associated net fixed interest payments are recognized as an adjustment to interest expense. We enter into these types of agreements where we believe we have meaningful exposure to foreign currency exchange risk and the hedge pricing appears reasonable. It is not practical for us to hedge all our exposures, nor are we able to project in any meaningful way the possible effect and interplay of all foreign currency fluctuations on translated amounts or future earnings. This is due to our constantly changing exposure to various currencies, the fact that each foreign currency reacts differently to the U.S. Dollar and the significant number of currencies involved. Accordingly, we will always be subject to foreign exchange rate-risk on exposures we have not hedged, and these risks may be material. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes. We expect that as currency market conditions warrant, and our foreign denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against certain potential foreign exchange losses.

Chinese Renminbi Currency Exchange Uncertainties - A significant portion of the products we sell are purchased from third-party manufacturers in China. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years, devaluing by approximately 6 percent against the U.S. Dollar during fiscal year 2016. If China’s currency fluctuates against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations. There can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, financial condition and results of operations.

Venezuelan Bolivar Currency Exchange Uncertainties - In February 2016, the Venezuelan government announced further changes to its foreign currency exchange system. These changes included an immediate devaluation of its official rate, now known as DIPRO, from 6.30 Bolivars per U.S. Dollar to 10.00 Bolivars per U.S. Dollar. The changes also included the dissolution of its previous alternative exchange rate systems, and the institution of a new alternative exchange system known as DICOM governing all other transactions not covered by DIPRO. DICOM replaced SIMADI, which was the lowest rate in the previous exchange system. SIMADI closed at February 29, 2016 at approximately 205 Bolivars per U.S. Dollar. DICOM opened in early March 2016 at approximately 207 Bolivars per U.S. Dollar.

As a result of the further devaluation of the official rate, continued economic instability from declines in oil prices and the declaration of an economic emergency, among other factors, we determined that SIMADI was the most appropriate rate to use to re-measure our financial statements as of February 29, 2016. The determination was further substantiated by the announcement of DICOM as an intended market-based rate, which opened at approximately the same rate as SIMADI shortly after the end of our fiscal year. As a result of the adoption of SIMADI, we recorded Venezuelan re-measurement related charges totaling $18.73 million in the fourth quarter of fiscal year 2016.

The Company adopted DICOM in the first quarter of fiscal year 2017. Absent further changes in the exchange system, or unless future developments call for further changes, we intend to use DICOM to re-measure our financial statements going forward. At the current DICOM exchange rate, we expect that U.S. Dollar reported operating results from Venezuela will no longer be meaningful to the Company or the Beauty segment. Net sales revenue from Venezuela for the quarter ended May 31, 2016 was $0.23 million compared to $4.11 million for the quarter ended May 31, 2015. Operating income (loss) from Venezuela for the quarter ended May 31, 2016 was ($0.10) million compared to $1.58 million for the quarter ended May 31, 2015.

Developments within the Venezuelan economy, including any future governmental interventions, are beyond our ability to control or predict, and we cannot assess the impacts, if any, such events may have on our Venezuelan business.

Interest Rate Risk:

Interest on our outstanding debt as of May 31, 2016 is both floating and fixed. Fixed rates are in place on $40 million of Senior Notes at 3.90% and floating rates are in place on the balance of all other debt outstanding, which totaled $551.21 million as of May 31, 2016. If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under our Credit Agreement and the MBFC Loan.

The fair values of our derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

	May 31, 2016
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
		Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	2/2018	€32,250	$547	$175	$-	$-
Foreign currency contracts - sell Canadian Dollars	Cash flow	10/2017	$29,250	-	11	925	-
Foreign currency contracts - sell Pounds	Cash flow	8/2017	£10,950	-	13	6	-
Foreign currency contracts - sell Australian Dollars	Cash flow	2/2017	$3,000	-	-	12	-
Subtotal				547	199	943	-

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swaps	(1)	1/2018	$10,000	-	259	-	-
Total fair value				$547	$458	$943	$-

	February 29, 2016
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
		Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	2/2017	€27,000	$1,066	$-	$-	$-
Foreign currency contracts - sell Canadian Dollars	Cash flow	6/2017	$28,000	-	-	495	7
Foreign currency contracts - sell Pounds	Cash flow	2/2017	£3,450	94	-	-	-
Foreign currency contracts - sell Australian Dollars	Cash flow	8/2016	$1,650	6	-	-	-
Subtotal				1,166	-	495	7

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swap	(1)	1/2018	$5,000	-	206	-	-
Total fair value				$1,166	$206	$495	$7

(1)

We have entered into foreign currency contracts referred to as "cross-currency debt swaps", which in effect adjust the currency denomination of our 3.90% Senior Notes due January 2018 to the Euro for the notional amounts reported, creating an economic hedge against currency movements. On these contracts, we have not elected hedge accounting.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries of our Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the Securities and Exchange Commission (the "SEC"), in press releases, and in certain other oral and written presentations. Generally, the words "anticipates", "believes", "expects", "plans", "may", "will", "should", "seeks", "estimates", "project", "predict", "potential", "continue", "intends", and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate will occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct. Forward-looking statements are subject to risks that could cause them to differ materially from actual results. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We believe that these risks include, but are not limited to, the risks described in this report under Item 1A., “Risk Factors” and that are otherwise described from time to time in our SEC reports as filed. As described later in this report, such risks, uncertainties and other important factors include, among others:

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

•	foreign currency exchange rate fluctuations;

•	disruptions in U.S., U.K., Euro zone, Venezuela, and other international credit markets;

•	risks associated with weather conditions, the duration and severity of the cold and flu season and other related factors;

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2016. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of May 31, 2016, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our fiscal quarter ended May 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

The ownership of our common stock involves a number of risks and uncertainties. When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, Item 1A. “Risk Factors” of our annual report on Form 10-K for the fiscal year ended February 29, 2016. Since the filing of our annual report on Form 10-K, there have been no material changes in our risk factors from those disclosed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

As of May 31, 2016, we were authorized by our Board of Directors to purchase up to $158.57 million of common stock in the open market or through private transactions. Our current equity-based compensation plans include provisions that allow for the “net exercise” of share settled awards by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. These transactions are accounted for by the Company as a purchase and retirement of shares.

The following table summarizes our share repurchase activity for the periods covered below:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED MAY 31, 2016

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
March 1 through March 31, 2016	4,424	$95.92	4,424	$158,593
April 1 through April 30, 2016	-	-	-	158,593
May 1 through May 31, 2016	182	98.78	182	158,575
Total	4,606	$96.03	4,606

n

ITEM 6.	EXHIBITS

	(a)	Exhibits

		31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32**	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		101.INS *	XBRL Instance Document
		101.SCH *	XBRL Taxonomy Extension Schema
		101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
		101.DEF *	XBRL Taxonomy Extension Definition Linkbase
		101.LAB *	XBRL Taxonomy Extension Label Linkbase
		101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date: July 11, 2016	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date: July 11, 2016	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer
and Principal Financial Officer

Date: July 11, 2016	/s/ Richard J. Oppenheim
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