Form 10-Q/A
period 2016-05-31
HELEN OF TROY LTD
filed 2016-07-25
CIK 916789

@mer

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amendment”) of Helen of Troy Limited (the “Company”) for the period ended May 31, 2016 amends the Company’s Quarterly Report on Form 10-Q  as filed by the Company on July 11, 2016 (the “Original Form 10-Q”), is to correct an inadvertent error in Part 1, Item 1. “Notes to Consolidated Condensed Financial Statements (Unaudited), Note 9 – Acquisitions.”  Within Note 9, the Company incorrectly reported certain supplemental pro forma information. For the three months ended May 31, 2016, the Company reported net sales revenue, net income, and basic and diluted earnings per share as if the Hydro Flask acquisition (as described in the Original Form 10-Q), which occurred on March 18, 2016, had occurred as of March 1, 2015.

HYDRO FLASK

PRO FORMA IMPACT ON CONSOLIDATED CONDENSED STATEMENTS OF INCOME

As if the Acquisition had been completed at the beginning of March 1, 2015

(in thousands, except earnings per share data)

	Three Months Ended May 31, 2016
	(Unaudited)
	As Previously Reported	As Corrected
Sales revenue, net	$365,802	$351,433
Net income	22,281	19,663

Earnings per share:
Basic	$0.80	$0.71
Diluted	$0.79	$0.70

Except as specifically noted above, this Amendment does not modify or update the financial results or  other disclosures in the Original Form 10-Q. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related or other disclosures as originally filed, other than as required to reflect the effects of this Amendment. Therefore, this Amendment should be read in conjunction with the Company’s subsequent filings with the Securities and Exchange Commission.

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

HYDRO FLASK

PRO FORMA IMPACT ON CONSOLIDATED CONDENSED STATEMENTS OF INCOME

As if the Acquisition had been completed at the beginning of March 1, 2015

(in thousands, except earnings per share data)

	Three Months Ended May 31,
	2016	2015
Sales revenue, net	$351,433	$353,893
Net income	19,663	21,265

Earnings per share:
Basic	$0.71	$0.75
Diluted	$0.70	$0.73

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

HELEN OF TROY LIMITED
(Registrant)

Date: July 25, 2016	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date: July 25, 2016	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer
and Principal Financial Officer

Date: July 25, 2016	/s/ Richard J. Oppenheim
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