Form 10-Q
period 2016-08-31
HELEN OF TROY LTD
filed 2016-10-11
CIK 916789

@mer

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 4, 2016
Common Shares, $0.10 par value, per share	27,874,720 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

FORM 10‐Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (Unaudited)

(in thousands, except shares and par value)

	August 31,	February 29,
	2016	2016
Assets
Assets, current:
Cash and cash equivalents	$25,809	$225,800
Receivables - principally trade, less allowances of $4,792 and $5,898	222,909	217,543
Inventory	317,497	301,609
Prepaid expenses and other current assets	14,102	9,780
Income taxes receivable	-	356
Total assets, current	580,317	755,088

Property and equipment, net of accumulated depreciation of $100,820 and $93,926	133,568	130,465
Goodwill	698,938	583,005
Other intangible assets, net of accumulated amortization of $151,536 and $137,174	437,951	375,751
Deferred tax assets, net	2,660	2,484
Other assets, net of accumulated amortization of $1,884 and $1,828	2,081	2,101
Total assets	$1,855,515	$1,848,894

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$130,763	$103,713
Accrued expenses and other current liabilities	140,443	141,245
Income taxes payable	624	-
Long-term debt, current maturities	24,529	22,644
Total liabilities, current	296,359	267,602

Long-term debt, excluding current maturities	524,033	597,270
Deferred tax liabilities, net	21,986	27,364
Other liabilities, noncurrent	21,326	26,615
Total liabilities	863,704	918,851

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 27,871,709 and 28,488,411 shares
issued and outstanding	2,787	2,774
Additional paid in capital	213,129	198,077
Accumulated other comprehensive income (loss)	857	665
Retained earnings	775,038	728,527
Total stockholders' equity	991,811	930,043
Total liabilities and stockholders' equity	$1,855,515	$1,848,894

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Sales revenue, net	$368,170	$369,129	$716,108	$714,474
Cost of goods sold	205,202	221,124	400,713	423,150
Gross profit	162,968	148,005	315,395	291,324

Selling, general and administrative expense ("SG&A")	125,481	115,573	247,610	229,349
Asset impairment charges	-	-	7,400	3,000
Operating income	37,487	32,432	60,385	58,975

Nonoperating income (expense), net	88	(46)	237	91
Interest expense	(3,866)	(2,503)	(7,517)	(5,394)
Income before income taxes	33,709	29,883	53,105	53,672

Income tax expense (benefit):
Current	7,925	9,708	11,697	13,722
Deferred	(2,571)	(4,277)	(5,973)	(4,912)
Net income	$28,355	$24,452	$47,381	$44,862

Earnings per share:
Basic	$1.02	$0.86	$1.70	$1.58
Diluted	$1.00	$0.84	$1.68	$1.54

Weighted average shares of common stock used in
computing net earnings per share:
Basic	27,845	28,435	27,809	28,478
Diluted	28,224	28,986	28,185	29,037

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended August 31,
	2016			2015
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
Income	$33,709	$(5,354)	$28,355	$29,883	$(5,431)	$24,452
Cash flow hedge activity - foreign currency contracts
Changes in fair market value	1,289	(275)	1,014	545	(142)	403
Settlements reclassified to income	(141)	3	(138)	(121)	22	(99)
Total other comprehensive income	1,148	(272)	876	424	(120)	304
Comprehensive income	$34,857	$(5,626)	$29,231	$30,307	$(5,551)	$24,756

	Six Months Ended August 31,
	2016			2015
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
Income	$53,105	$(5,724)	$47,381	$53,672	$(8,810)	$44,862
Cash flow hedge activity - foreign currency contracts
Changes in fair market value	270	(42)	228	812	(210)	602
Settlements reclassified to income	17	(53)	(36)	(240)	35	(205)
Total other comprehensive income	287	(95)	192	572	(175)	397
Comprehensive income	$53,392	$(5,819)	$47,573	$54,244	$(8,985)	$45,259

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended August 31,
	2016	2015
Cash provided (used) by operating activities:
Net income	$47,381	$44,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,098	21,227
Amortization of financing costs	583	580
Provision for doubtful receivables	886	128
Non-cash share-based compensation	8,758	3,938
Non-cash intangible asset impairment charges	7,400	3,000
Gain on the sale of property and equipment	(10)	-
Deferred income taxes and tax credits	(5,916)	(5,679)
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	1,632	(4,776)
Inventories	(9,408)	(55,382)
Prepaid expenses and other current assets	(3,986)	(1,715)
Other assets and liabilities, net	(3,870)	(1,691)
Accounts payable	24,788	44,538
Accrued expenses and other current liabilities	(4,246)	1,397
Accrued income taxes	(409)	1,784
Net cash provided by operating activities	85,681	52,211

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(10,215)	(5,946)
Proceeds from the sale of property and equipment	32	7
Payments to acquire businesses	(209,258)	(42,750)
Net cash used by investing activities	(219,441)	(48,689)

Cash provided (used) by financing activities:
Proceeds from line of credit	155,900	289,900
Repayment of line of credit	(224,000)	(241,900)
Repayment of long-term debt	(3,800)	(1,900)
Payment of financing costs	(36)	(19)
Proceeds from share issuances under share-based compensation plans	6,129	7,507
Payment of tax obligations resulting from cashless share award settlements	(424)	-
Payments for repurchases of common stock	-	(50,000)
Net cash provided (used) by financing activities	(66,231)	3,588

Net increase (decrease) in cash and cash equivalents	(199,991)	7,110
Cash and cash equivalents, beginning balance	225,800	12,295
Cash and cash equivalents, ending balance	$25,809	$19,405

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

August 31, 2016

Note 1 - Basis of Presentation and Conventions Used in this Report

The accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2016 and February 29, 2016, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 29, 2016, and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, issued as a new Topic, ASC Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB affirmed its proposal to defer the effective date of the standard to annual reporting periods beginning after December 15, 2017 (and interim reporting periods within those years). Accordingly, we will be required to adopt the new standard in our fiscal year 2019 and can adopt either retrospectively or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the effect this new accounting guidance.  Therefore, we have not yet selected a transition method nor have we determined the impact that the new standard may have on our consolidated financial position, results of operations and cash flows.

New pronouncements adopted:

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which changes the accounting for certain aspects of share-based payments to employees. The provisions of the new guidance affecting the Company require excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled; remove the requirement to include hypothetical excess tax benefits in the application of the treasury stock method when computing earnings per share; and provided for a new policy election to either: (1) continue applying forfeiture rate estimates in the determination of compensation cost, or (2) account for forfeitures as a reduction of share-based compensation cost as they occur. The new guidance also requires cash flows related to excess tax benefits to be classified as an operating activity in the cash flow statement and now requires shares withheld for tax withholding purposes to be classified as a financing activity.

We elected to early adopt the new guidance in the first quarter of fiscal year 2017. This required us to reflect any adjustments as of March 1, 2016. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than additional paid-in capital for all periods after fiscal year 2016. We elected to change our accounting policy regarding forfeitures. Previously, we estimated forfeitures expected to occur in the determination of compensation costs. Going forward we will now recognize forfeitures in the period they occur. The cumulative effect adjustments made upon adoption were not material. For the three- and six-months ended August 31, 2016, we recognized additional share-based compensation expense of $0.22 and $0.45 million, respectively, from the change in accounting for forfeitures of share-based awards, and we recognized $0.23 and $1.34 million, respectively, of excess tax benefits in income tax expense rather than additional paid-in capital. The excess tax benefits were reported as an increase to cash provided by operations.

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

IMPACT OF RECENT ACCOUNTING CHANGES

(in thousands)

			Increase (Decrease)
	Standard	Transition Method	August 31, 2016	February 29, 2016
Consolidated Balance Sheets
Current deferred tax assets, net	ASU 2015-17	Retrospective	$(21,454)	$(17,636)
Long-term deferred tax assets, net	ASU 2015-17	Retrospective	$1,128	$879
Long-term deferred tax assets, net	ASU-2016-09	Modified retrospective	$(232)	$-
Other assets - debt issuance costs	ASU 2015-03	Retrospective	$(12,651)	$(12,618)
Other assets - accumulated amortization	ASU 2015-03	Retrospective	$(9,207)	$(8,625)

Long-term debt, current maturities	ASU 2015-03	Retrospective	$(1,171)	$(1,156)
Long-term deferred tax liabilities, net	ASU 2015-17	Retrospective	$(20,326)	$(16,757)
Long-term debt, excluding current maturities	ASU 2015-03	Retrospective	$(2,274)	$(2,837)

Additional paid-in capital	ASU-2016-09	Modified retrospective	$588	$-
Retained earnings	ASU-2016-09	Modified retrospective	$(820)	$-

IMPACT OF RECENT ACCOUNTING CHANGES

(in thousands)

			Increase (Decrease)
			Three Months Ended August 31,
	Standard	Transition Method	2016	2015
Consolidated Statements of Income
Share-based compensation expense	ASU-2016-09	Modified retrospective	$462	$-
Current income tax expense	ASU-2016-09	Modified retrospective	$(234)	$-

Consolidated Statements of Cash Flows
Cash provided by operating activities:
Accrued income taxes	ASU-2016-09	Retrospective	$234	$274

Cash provided by financing activities:
Share-based compensation tax benefit	ASU-2016-09	Retrospective	$(234)	$(274)

			Increase (Decrease)
			Six Months Ended August 31,
	Standard	Transition Method	2016	2015
Consolidated Statements of Income
Share-based compensation expense	ASU-2016-09	Modified retrospective	$691	$-
Current income tax expense	ASU-2016-09	Modified retrospective	$(1,344)	$-

Consolidated Statements of Cash Flows
Cash provided by operating activities:
Accrued income taxes	ASU-2016-09	Retrospective	$1,344	$593

Cash provided by financing activities:
Share-based compensation tax benefit	ASU-2016-09	Retrospective	$(1,344)	$(593)

Note 3 – Commitments and Contingencies

On January 22, 2016, a jury ruled against the Company in a case that involved claims by Exergen Corporation. The case dealt with the alleged patent infringement related to two forehead thermometer models sold by our subsidiary, Kaz USA, Inc., in the United States. As a result of the jury verdict, the Company recorded a charge in the fiscal quarter ended February 29, 2016, including legal fees and other related expenses, of $17.83 million ($17.79 million, after tax). On June 8, 2016, certain post-trial motions were concluded with Exergen Corporation being awarded an additional $1.47 million of pre-judgment compensation. We accrued this additional amount in the fiscal quarter ended May 31, 2016. On July 6, 2016, the Company appealed the judgment to the United States Court of Appeals for the Federal Circuit. The Company intends to vigorously pursue its appellate rights and defend against the underlying judgment.

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

The following table summarizes the activity in our warranty accrual for the periods covered below:

ACCRUAL FOR WARRANTY RETURNS

(in thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Beginning balance	$18,981	$20,894	$20,622	$23,553
Additions to the accrual	13,671	13,244	28,194	26,758
Reductions of the accrual - payments and credits issued	(13,193)	(13,341)	(29,357)	(29,514)
Ending balance	$19,459	$20,797	$19,459	$20,797

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

For the periods covered below, the basic and diluted shares are as follows:

WEIGHTED AVERAGE DILUTED SECURITIES

(in thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Weighted average shares outstanding, basic	27,845	28,435	27,809	28,478
Incremental shares from share-based payment arrangements	379	551	376	559
Weighted average shares outstanding, diluted	28,224	28,986	28,185	29,037

Dilutive securities, stock options	386	705	405	751
Dilutive securities, unvested or unsettled stock awards	324	291	329	292
Antidilutive securities, stock options	133	150	138	173

Note 5 – Segment Information

The following tables contain segment information for the periods covered below:

THREE MONTHS ENDED

(in thousands)

			Nutritional
August 31, 2016	Housewares (1)	Health & Home	Supplements	Beauty	Total
Sales revenue, net	$105,976	$144,453	$33,112	$84,629	$368,170
Asset impairment charges	-	-	-	-	-
Operating income	24,233	9,397	(1,229)	5,086	37,487
Capital and intangible asset expenditures	2,249	845	545	1,422	5,061
Depreciation and amortization	1,442	5,284	2,174	2,242	11,142

			Nutritional
August 31, 2015	Housewares	Health & Home	Supplements	Beauty	Total
Sales revenue, net	$78,848	$143,254	$38,048	$108,979	$369,129
Asset impairment charges	-	-	-	-	-
Operating income	15,142	4,808	2,969	9,513	32,432
Capital and intangible asset expenditures	291	1,224	775	939	3,229
Depreciation and amortization	1,075	5,514	1,965	2,319	10,873

(1)

The three months ended August 31, 2016 includes three months of operating results of Hydro Flask, which was acquired on March 18, 2016. There were no comparable results in the same period last year. See Notes 8 and 9 to these consolidated condensed financial statements for further information regarding the acquisition.

SIX MONTHS ENDED

(in thousands)

			Nutritional
August 31, 2016	Housewares (1)	Health & Home	Supplements	Beauty	Total
Sales revenue, net	$190,579	$290,808	$69,052	$165,669	$716,108
Asset impairment charges	-	-	5,000	2,400	7,400
Operating income	39,733	19,001	(6,501)	8,152	60,385
Capital and intangible asset expenditures	2,838	2,034	2,107	3,236	10,215
Depreciation and amortization	2,771	10,517	4,134	4,676	22,098

			Nutritional
August 31, 2015	Housewares	Health & Home	Supplements	Beauty	Total
Sales revenue, net	$144,034	$286,296	$77,488	$206,656	$714,474
Asset impairment charges	-	-	-	3,000	3,000
Operating income	26,325	13,226	5,589	13,835	58,975
Capital and intangible asset expenditures	616	1,524	1,906	1,900	5,946
Depreciation and amortization	2,083	10,577	3,933	4,634	21,227

(1)

The six months ended August 31, 2016 includes approximately five and a half months of operating results of Hydro Flask, which was acquired on March 18, 2016. There were no comparable results in the same period last year. See Notes 8 and 9 to these consolidated condensed financial statements for further information regarding the acquisition.

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

Note 6 – Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) by component and the amounts reclassified out of accumulated other comprehensive income (loss) for the 2017 fiscal year-to-date:

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

(in thousands)

Unrealized Holding Gains (Losses) on Cash Flow Hedges (1)
Balance at February 29, 2016	$665
Other comprehensive income before reclassification	270
Amounts reclassified out of accumulated other comprehensive income	17
Tax effects	(95)
Other comprehensive income (loss)	192
Balance at August 31, 2016	$857

(1)

Represents activity associated with certain foreign currency contracts. Balances at August 31, 2016 and February 29, 2016 include net deferred tax benefits (expense) of ($0.09) and $0.00 million, respectively.

Note 7 – Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives			August 31,	February 29,
	(Years)			2016	2016
Land		-		$12,800	$12,800
Building and improvements	3	-	40	108,738	108,509
Computer, furniture and other equipment	3	-	15	70,946	70,778
Tools, molds and other production equipment	1	-	10	30,557	28,254
Construction in progress		-		11,347	4,050
Property and equipment, gross				234,388	224,391
Less accumulated depreciation				(100,820)	(93,926)
Property and equipment, net				$133,568	$130,465

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	August 31,	February 29,
	2016	2016
Accrued compensation, benefits and payroll taxes	$24,603	$28,912
Accrued sales returns, discounts and allowances	26,787	27,530
Accrued warranty returns	19,459	20,622
Accrued advertising	20,785	22,087
Accrued legal fees and settlements	17,556	16,699
Accrued royalties	9,260	7,961
Accrued property, sales and other taxes	7,515	6,938
Accrued product liability	1,847	2,098
Derivative liabilities, current	784	495
Liability for uncertain tax positions	-	536
Other	11,847	7,367
Total accrued expenses and other current liabilities	$140,443	$141,245

OTHER LIABILITIES, NONCURRENT

(in thousands)

	August 31,	February 29,
	2016	2016
Deferred compensation liability	$5,547	$8,298
Liability for uncertain tax positions	6,812	8,201
Other liabilities	8,967	10,116
Total other liabilities, noncurrent	$21,326	$26,615

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

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment follows:

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

	August 31, 2016				February 29, 2016
	Gross	Cumulative			Gross	Cumulative
	Carrying	Goodwill	Accumulated	Net Book	Carrying	Goodwill	Accumulated	Net Book
	Amount	Impairments	Amortization	Value	Amount	Impairments	Amortization	Value
Housewares:
Goodwill (1)	$282,065	$-	$-	$282,065	$166,132	$-	$-	$166,132
Trademarks - indefinite (1)	134,200	-	-	134,200	75,200	-	-	75,200
Other intangibles - finite (1)	40,172	-	(14,186)	25,986	15,448	-	(12,916)	2,532
Total Housewares	456,437	-	(14,186)	442,251	256,780	-	(12,916)	243,864

Health & Home:
Goodwill	284,913	-	-	284,913	284,913	-	-	284,913
Trademarks - indefinite	54,000	-	-	54,000	54,000	-	-	54,000
Licenses - finite	15,300	-	(14,280)	1,020	15,300	-	(12,750)	2,550
Licenses - indefinite	7,400	-	-	7,400	7,400	-	-	7,400
Other intangibles - finite	116,813	-	(60,464)	56,349	116,575	-	(54,913)	61,662
Total Health & Home	478,426	-	(74,744)	403,682	478,188	-	(67,663)	410,525

Nutritional Supplements:
Goodwill	96,609	-	-	96,609	96,609	-	-	96,609
Brand assets - indefinite	60,520	-	-	60,520	65,520	-	-	65,520
Other intangibles - finite	44,180	-	(13,573)	30,607	44,180	-	(10,431)	33,749
Total Nutritional Supplements	201,309	-	(13,573)	187,736	206,309	-	(10,431)	195,878

Beauty:
Goodwill	81,841	(46,490)	-	35,351	81,841	(46,490)	-	35,351
Trademarks - indefinite	46,354	-	-	46,354	48,754	-	-	48,754
Trademarks - finite	150	-	(90)	60	150	-	(87)	63
Licenses - finite	13,696	-	(11,691)	2,005	13,696	-	(11,532)	2,164
Licenses - indefinite	10,300	-	-	10,300	10,300	-	-	10,300
Other intangibles - finite	46,402	-	(37,252)	9,150	46,402	-	(34,545)	11,857
Total Beauty	198,743	(46,490)	(49,033)	103,220	201,143	(46,490)	(46,164)	108,489

Total goodwill and intangible assets	$1,334,915	$(46,490)	$(151,536)	$1,136,889	$1,142,420	$(46,490)	$(137,174)	$958,756

(1)

Includes goodwill of $115.93 million, trade names of $59.00 million, and other finite lived intangible assets totaling $24.50 million from the acquisition of Hydro Flask on March 18, 2016. See Note 9 to these consolidated condensed financial statements for further information regarding the acquisition.

The following table summarizes the amortization expense attributable to intangible assets for the periods covered in this quarterly report, as well as our estimated amortization expense for the fiscal years 2017 through 2022.

AMORTIZATION OF INTANGIBLE ASSETS

(in thousands)

Aggregate Amortization Expense
For the three months ended
August 31, 2016	$7,222
August 31, 2015	$7,208

Aggregate Amortization Expense
For the six months ended
August 31, 2016	$14,426
August 31, 2015	$14,022

Estimated Amortization Expense
For the fiscal years ended
February 2017	$28,240
February 2018	$24,931
February 2019	$20,348
February 2020	$19,030
February 2021	$16,471
February 2022	$5,976

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

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill, which is not expected to be deductible for income tax purposes. As of May 31, 2016, we completed our analysis of the economic lives of all the assets acquired and determined the appropriate initial allocation of the purchase price; however, allocated balances are preliminary and may be subject to additional adjustment as we continue to integrate the acquisition. We assigned $59.00 million to trade names with indefinite economic lives. We assigned $10.30 million to technology assets and $14.20 million to customer relationships and are amortizing these assets over expected lives of 10 and 24 years, respectively. For technology assets, we considered the average life cycle of the underlying products, which range from 7 - 15 years, and the overall average life of the associated patent portfolio. For the customer relationships, we used historical attrition rates to assign an expected life.

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

The impact of the Hydro Flask acquisition on the Company’s consolidated condensed statements of income for the three- and six-months ended August 31, 2016 is as follows:

HYDRO FLASK - IMPACT ON CONSOLIDATED CONDENSED STATEMENTS OF INCOME

March 18, 2016 (Acquisition Date) through August 31, 2016

(in thousands, except earnings per share data)

	August 31, 2016
	Three Months	Six Months
	Ended	Ended
Sales revenue, net	$29,059	$43,428
Net income	9,126	11,744

Earnings per share:
Basic	$0.33	$0.42
Diluted	$0.32	$0.42

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

HYDRO FLASK

PRO FORMA IMPACT ON CONSOLIDATED CONDENSED STATEMENTS OF INCOME

As if the Acquisition had been completed at the beginning of March 1, 2015

(in thousands, except earnings per share data)

	Three Months Ended August 31,
	2016	2015
Sales revenue, net	$368,170	$383,596
Net income	28,355	28,615

Earnings per share:
Basic	$1.02	$1.01
Diluted	$1.00	$0.99

	Six Months Ended August 31,
	2016	2015
Sales revenue, net	$719,603	$737,489
Net income	48,018	49,880

Earnings per share:
Basic	$1.73	$1.75
Diluted	$1.70	$1.72

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

Note 10 – Long-Term Debt

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $650 million as of August 31, 2016. The commitment under the Credit Agreement terminates on January 16, 2020. Accordingly, borrowings under the Credit Agreement are reported as long-term debt. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment fees and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. As of August 31, 2016, the outstanding revolving loan principal balance was $482.00 million and the face amount of outstanding letters of credit was $1.50 million. For the three- and six-months ended August 31, 2016, borrowings under the Credit Agreement incurred interest charges at rates ranging from 2.19 to 4.25 percent and 1.93 to 4.25 percent, respectively. For the three- and six-months ended August 31, 2015, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.43 to 3.50 percent and 1.43 to 4.00 percent, respectively. As of August 31, 2016, the amount available for borrowings under the Credit Agreement was $166.50 million.

A summary of our long-term debt is as follows:

LONG-TERM DEBT

(in thousands)

	Original
	Date	Interest		August 31,	February 29,
	Borrowed	Rates	Matures	2016	2016
$37.61 million unsecured loan with the Mississippi Business Finance Corporation (the "MBFC Loan"), interest is set and payable quarterly at a Base Rate, plus a margin of up to 1.00%, or applicable LIBOR plus a margin of up to 2.00%, as determined by the interest rate elected and the Leverage Ratio. Loan subject to holder's call on or after March 1, 2018. Loan can be prepaid without penalty. (1)	03/13	Floating	03/23	$29,913	$33,706
$100 million unsecured Senior Notes payable at a fixed interest rate of 3.90%. Interest payable semi-annually. Annual principal payments of $20 million began in January 2014. Prepayment of notes are subject to a "make whole" premium.	01/11	3.90%	01/18	39,620	39,496
Credit Agreement	01/15	Floating	01/20	479,029	546,712
Total long-term debt				548,562	619,914
Less current maturities of long-term debt				(24,529)	(22,644)
Long-term debt, excluding current maturities				$524,033	$597,270

(1)

A $3.80 million principal payment was made on March 1, 2016. The remaining principal balance of the MBFC loan is payable as follows: $5.70 million on March 1, 2017; $1.90 million annually on March 1, 2018 through 2022; and $14.81 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

The fair market value of the fixed rate debt at August 31, 2016, computed using a discounted cash flow analysis and comparable market rates was $40.36 million, compared to the $39.62 million book value and represents a Level 2 liability. Our other long-term debt has floating interest rates, and its book value approximates its fair value at August 31, 2016.

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

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our debt agreements require the maintenance of certain financial covenants, including maximum leverage ratios, minimum interest coverage ratios and minimum consolidated net worth levels (as each of these terms is defined in the various agreements). Our debt agreements also contain other customary covenants, including among other things, covenants restricting or limiting the Company, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on its properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) repurchasing shares of our common stock and paying dividends. As of August 31, 2016, our debt agreements effectively limited our ability to incur more than $201.45 million of additional debt from all sources, including the Credit Agreement. We were in compliance with the terms of these agreements as of August 31, 2016.

Note 11 – Income Taxes

Income tax expense for the three- and six-months ended August 31, 2016 was 15.9 and 10.8 percent of income before income taxes, respectively, compared to 18.2 and 16.4 percent, respectively, for the same periods last year. The year-over-year decrease in our effective tax rate was primarily due to:

•	a $1.40 million tax benefit recorded in the fiscal quarter ended May 31, 2016 related to the resolution of uncertain tax positions; and

•	$0.23 and $1.34 million in tax benefits, respectively, for the three- and six-months ended August 31,

2016, resulting from the recognition of excess tax benefits from share-based compensation in income tax expense rather than paid-in capital.  This was due to our adoption of  ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” Note 2 to these consolidated condensed financial statements provides further information regarding the impact of this recent accounting change.

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

Note 12 – Fair Value

The fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)

Fair Values at
August 31, 2016
(Level 2) (1)
Assets:
Money market accounts	$2,131
Foreign currency contracts	1,976
Total assets	$4,107

Liabilities:
Fixed rate debt (2)	$40,355
Floating rate debt	508,942
Foreign currency contracts	784
Total liabilities	$550,081

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

(2)  Debt values are reported at estimated fair value in these tables, but are recorded in the accompanying consolidated condensed balance sheets at the undiscounted value of the remaining principal payments due, less related unamortized debt issuance costs.

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturity of these items. Money market accounts are included in cash and cash equivalents in the accompanying consolidated condensed balance sheets and are classified as Level 2 items.

We classify our fixed and floating rate debt as Level 2 liabilities because the estimation of their fair market value requires the use of discount rates based upon current market rates of interest for debt with comparable terms. These discount rates are significant other observable market inputs. The fair market value of the fixed rate debt was computed using a discounted cash flow analysis and discount rates of 1.67 percent at August 31, 2016 and 2.39 percent at February 29, 2016. All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

We use derivatives for hedging purposes. As of August 31, 2016, our derivatives consist of foreign currency contracts and cross-currency debt swaps. We determine the fair value of our derivative instruments based on Level 2 inputs in the fair value hierarchy. See Notes 6, 7 and 13 to these consolidated condensed financial statements for more information on our hedging activities.

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

Note 13 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During the three- and six-months ended August 31, 2016, approximately 11 and 12 percent, respectively, of our net sales revenue in each period was in foreign currencies. During both the three- and six-months ended August 31, 2015, approximately 15 percent of our net sales revenue was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars. We make most of our inventory purchases from the Far East and primarily use the U.S. Dollar for such purchases. In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement of the balance sheet are recognized in SG&A. For the three- and six-months ended August 31, 2016, we recorded net foreign exchange gains (losses) from remeasurement, including the impact of foreign currency hedges and cross-currency debt swaps, of ($0.73) and ($0.49) million, respectively, in SG&A, and $0.06 and $0.07 million, respectively, in income tax expense. For the three- and six-months ended August 31, 2015, we recorded net foreign exchange gains (losses) from remeasurement, including the impact of foreign currency hedges and cross-currency debt swaps, of $ (1.22) and ($2.10) million, respectively, in SG&A, and ($0.07) and $0.07 million, respectively, in income tax expense.

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

Venezuelan Bolivar Currency Exchange Uncertainties - In February 2016, the Venezuelan government announced changes to its foreign currency exchange system. These changes included an immediate devaluation of its official exchange rate, now known as DIPRO, from 6.30 Bolivars per U.S. Dollar to 10.00 Bolivars per U.S. Dollar. The changes also included the dissolution of its previous alternative exchange rate systems, and the institution of a new alternative exchange system known as DICOM governing all other transactions not covered by DIPRO. DICOM replaced SIMADI, which was the lowest rate in the previous exchange system. SIMADI closed at February 29, 2016 at approximately 205 Bolivars per U.S. Dollar. DICOM opened in early March 2016 at approximately 207 Bolivars per U.S. Dollar.

As a result of the further devaluation of the official exchange rate, continued economic instability from declines in oil prices and the declaration of an economic emergency, among other factors, we determined that SIMADI was the most appropriate rate to use to re-measure our financial statements as of February 29, 2016. The determination was further substantiated by the announcement of DICOM as an intended market-based rate, which opened at approximately the same rate as SIMADI shortly after the end of our fiscal year. As a result of the adoption of SIMADI, we recorded Venezuelan re-measurement related charges totaling $18.73 million in the fourth quarter of fiscal year 2016.

The Company adopted DICOM in the first quarter of fiscal year 2017. Absent further changes in the exchange system, or unless future developments call for further changes, we intend to use DICOM to re-measure our financial statements going forward. At the current DICOM exchange rate, we expect that U.S. Dollar reported operating results from Venezuela will no longer be meaningful to the Company or the Beauty segment. Net sales revenue from Venezuela for the three- and six-months ended August 31, 2016 was $0.14 and $0.37 million, respectively, compared to $5.93 and $10.04 million, respectively, for same periods last year. Operating income (loss) from Venezuela for the three- and six-months ended August 31, 2016 was ($0.01) and ($0.11) million, respectively, compared to $1.74 and $3.32 million, respectively, for same periods last year.

Developments within the Venezuelan economy, including any future governmental interventions, are beyond our ability to control or predict, and we cannot assess the impact, if any, such events may have on our Venezuelan business.

Interest Rate Risk – Interest on our outstanding debt as of August 31, 2016 is both floating and fixed. Fixed rates are in place on $40 million of Senior Notes at 3.90% and floating rates are in place on the balance of all other debt outstanding, which totaled $512.01 million as of August 31, 2016. If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under our Credit Agreement and the MBFC Loan.

The fair values of our derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

	August 31, 2016
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
		Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	2/2018	€24,000	$413	$101	$-	$-
Foreign currency contracts - sell Canadian Dollars	Cash flow	10/2017	$23,500	-	14	743	-
Foreign currency contracts - sell Pounds	Cash flow	8/2017	£9,000	1,207	-	-	-
Foreign currency contracts - sell Australian Dollars	Cash flow	2/2017	$1,350	-	-	41	-
Subtotal				1,620	115	784	-

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swaps	(1)	1/2018	$10,000	-	241	-	-
Total fair value				$1,620	$356	$784	$-

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

	February 29, 2016
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
		Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	2/2017	€27,000	$1,066	$-	$-	$-
Foreign currency contracts - sell Canadian Dollars	Cash flow	6/2017	$28,000	-	-	495	7
Foreign currency contracts - sell Pounds	Cash flow	2/2017	£3,450	94	-	-	-
Foreign currency contracts - sell Australian Dollars	Cash flow	8/2016	$1,650	6	-	-	-
Subtotal				1,166	-	495	7

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swap	(1)	1/2018	$5,000	-	206	-	-
Total fair value				$1,166	$206	$495	$7

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

The pre-tax effect of derivative instruments for the periods covered in this quarterly report are as follows:

PRE-TAX EFFECT OF DERIVATIVE INSTRUMENTS

(in thousands)

	Three Months Ended August 31,
	Gain / (Loss)		Gain / (Loss) Reclassified from
	Recognized in OCI		Accumulated Other Comprehensive			Gain / (Loss) Recognized
	(effective portion)		Income (Loss) into Income			As Income
	2016	2015	Location	2016	2015	Location	2016	2015
Currency contracts - cash flow hedges	$1,289	$545	SG&A	$141	$121		$-	$-
Cross-currency debt swaps - principal	-	-		-	-	SG&A	(17)	-
Cross-currency debt swaps - interest	-	-		-	-	Interest Expense	35	-
Total	$1,289	$545		$141	$121		$18	$-

	Six Months Ended August 31,
	Gain / (Loss)		Gain / (Loss) Reclassified from
	Recognized in OCI		Accumulated Other Comprehensive			Gain / (Loss) Recognized
	(effective portion)		Income (Loss) into Income			As Income
	2016	2015	Location	2016	2015	Location	2016	2015
Currency contracts - cash flow hedges	$270	$812	SG&A	$(17)	$240		$-	$-
Cross-currency debt swaps - principal	-	-		-	-	SG&A	35	-
Cross-currency debt swaps - interest	-	-		-	-	Interest Expense	35	-
Total	$270	$812		$(17)	$240		$70	$-

We expect pre-tax net gains of $0.84 million associated with foreign currency contracts currently reported in accumulated other comprehensive income, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates change and the underlying contracts settle.

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

Note 14 – Repurchase of Helen of Troy Common Stock

As of August 31, 2016, we were authorized by our Board of Directors to purchase up to $158.51 million of common stock in the open market or through private transactions. Our current equity-based compensation plans include provisions that allow for the “net exercise” of share settled awards by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. These transactions are accounted for by the Company as a purchase and retirement of shares and are included in the table below as common stock received in connection with share-based compensation.

The following table summarizes our share repurchase activity for the periods covered below:

SHARE REPURCHASES

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Common stock repurchased on the open market or through tender offer:
Number of shares	-	556,591	-	556,591
Aggregate value of shares (in thousands)	$-	$50,000	$-	$50,000
Average price per share	$-	$89.83	$-	$89.83

Common stock received in connection with share-based compensation:
Number of shares	668	1,282	5,274	1,282
Aggregate value of shares (in thousands)	$65	$119	$507	$119
Average price per share	$97.11	$92.49	$96.17	$92.49

Note 15 – Share-Based Compensation Plans

We have share-based awards outstanding under several share-based compensation plans. During the periods reported, the Company had the following share-based compensation activity:

•

During the three months ended May 31, 2016, we granted options to purchase 1,500 shares of common stock to employees. The fair value of these options were estimated using the Black-Scholes option pricing model to estimate fair value of $28.74 for a grant with a term of four years. The following assumptions were used for the grant: expected life of 4.05 years; risk-free interest rate of 1.22 percent; zero dividend yield; and an expected volatility of 33.40 percent.

•

During the three- and six-months ended August 31, 2016, we issued 1,190 and 2,471 restricted shares, respectively, to non-employee Board members with a total grant date fair value of $0.12 and $0.25 million, respectively, and average share prices of $103.46 and $99.55, respectively.

•

During the three- and six-months ended August 31, 2016, we granted RSUs that may be settled for 4,650 and 83,582 shares of common stock, with average fair values at the grant dates of $94.58 and $97.63 per unit, respectively.

•	During the three months ended May 31, 2016, we granted PSUs that may be settled for up to 139,456 shares of common stock, with an average fair value of $97.12 per unit.

•	During the three months ended May 31, 2016, employee RSUs for 13,231 shares vested and settled with a total grant date fair value of $1.27 million and a share price of $95.92.

•	During the three- and six-months ended August 31, 2016, employees exercised stock options to purchase 38,032 and 111,667 shares of common stock, respectively.

•	During the three- and six-months ended August 31, 2016, employees purchased 14,580 shares of common stock for $1.12 million through our employee stock purchase plan.

We recorded the following share-based compensation expense in SG&A for the periods covered below:

SHARE-BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Stock options	$667	$644	$1,407	$1,337
Directors stock compensation	175	175	350	350
Performance based and other stock awards	2,096	887	6,847	2,132
Employee stock purchase plan	258	223	258	223
Share-based payment expense	3,196	1,929	8,862	4,042
Less income tax benefits	(693)	(274)	(2,214)	(593)
Share-based payment expense, net of income tax benefits	$2,503	$1,655	$6,648	$3,449

Earnings per share impact of share based payment expense:
Basic	$0.09	$0.06	$0.24	$0.12
Diluted	$0.09	$0.06	$0.24	$0.12

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

Throughout this MD&A, we refer to certain measures used by management to evaluate financial performance. We also may refer to a number of financial measures that are not defined under GAAP, but have corresponding GAAP-based measures. Where non-GAAP measures appear, we provide tables reconciling these to their corresponding GAAP-based measures and make reference to a discussion of their use. We believe these measures provide investors with important information that is useful in understanding our business results and trends. Please see “Explanation of Certain Terms and Measures Used in MD&A” beginning on page 49 for more information on the use and calculation of certain GAAP-based and non-GAAP financial measures.

OVERVIEW

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a global designer, developer, importer, marketer, and distributor of an expanding portfolio of brand-name consumer products. We have four segments: Housewares, Health & Home, Nutritional Supplements, and Beauty. Our Housewares segment provides a broad range of innovative consumer products for the home and includes the “Hydro Flask” business acquired on March 18, 2016. Product offerings include food preparation tools and appliances, insulated stainless steel food and beverage containers, gadgets and storage containers, cleaning, organization, and baby and toddler care products. The Health & Home segment focuses on healthcare devices such as thermometers, humidifiers, blood pressure monitors, and heating pads; water filtration systems; and small home appliances such as portable heaters, fans, air purifiers, and insect control devices. Our Nutritional Supplements segment is a leading provider of premium branded vitamins, minerals and supplements, as well as other health products sold directly to consumers. Our Beauty segment products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid-, solid- and powder-based personal care and grooming products.

The Nutritional Supplements segment primarily sells directly to consumers. Our other segments primarily sell their products primarily through mass merchandisers, drugstore chains, warehouse clubs, catalogs, grocery stores, and specialty stores. In addition, the Beauty segment sells extensively through beauty supply retailers and wholesalers, and the Health & Home segment sells certain of its product lines through medical distributors and other products through home improvement stores. We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the United States.

The overall sales pattern for the Nutritional Supplements segment is not highly seasonal. Our other segments are seasonal due to the different calendar events, holidays and seasonal weather patterns. Historically, the third fiscal quarter produces the highest net sales revenue and operating income during the fiscal year.

We believe that the growth in the internet as a sales channel is reducing market share in the traditional “brick and mortar” channels. During the fiscal quarter and year-to-date periods ended August 31, 2016, sales to internet-based customers comprised approximately 13.5 and 12.2 percent, respectively, of our total consolidated net sales revenue compared to approximately 10.1 and 9.9 percent, respectively, for the same periods last year. As a result, we continue to refine our domestic distribution capabilities to adjust to this form of demand and meet the logistical challenge of higher frequency, smaller order size shipments.

With the continued growth in internet sales, we believe there are certain trends emerging in the retail environment. Shopping mall traffic is declining and many brick and mortar retailers are aggressively looking to their suppliers for gross margin improvement to make up the sales volume lost to the internet. The internet affects brick and mortar retailers not just by taking sales, but lower foot traffic also reduces opportunities for impulse buying. In addition, retailers are rationalizing their product offerings with weaker brand equities being de-emphasized or replaced with private label. Major internet retailers are also becoming increasingly efficient with respect to inventory management and are able to operate with lower shelf stock and tighter safety stock. In addition, there is uncertainty related to the upcoming U.S. election and impending exit of the U.K. from the European Union (“Brexit”).  The confluence of these trends has created additional uncertainty for our business as we enter our peak selling season, and we are responding by developing additional pricing, promotional and supply chain strategies to adapt to a changing retail environment.

Our business is dependent upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy, as approximately 80 percent of our fiscal year 2016 net sales revenue was from U.S. shipments. We believe U.S. consumer sentiment continues to remain cautious and uncertain.

We also believe that Brexit has contributed to a contraction of consumer activity for our Europe, Middle East and Africa (“EMEA”) operations. The retail outlook for the EMEA region has grown considerably more uncertain and our operations may be affected by regional recessions, currency volatility and emergent regional trade disputes, any of which could have a material adverse effect on our business. For the fiscal quarter and year-to-date periods ended August 31, 2016, the British Pound has weakened against the U.S. dollar by 10.4 and 5.5 percent, respectively, compared to the same periods last year. For the fiscal quarter and year-to-date periods ended August 31, 2016, net sales revenue denominated in British Pounds represented approximately 2.1 percent of our consolidated net sales revenue.

The outlook for our non-EMEA international operations continues to remain uncertain as these operations serve consumers in more inconsistently recovering economies that are more susceptible to fiscal and geo-political instabilities. During the fiscal quarter and year-to-date periods ended August 31, 2016, foreign currency fluctuations, particularly in Latin America, exposed our international operating results to significant variability and uncertainty, which was compounded by weakness in the retail environments throughout these markets.

As further discussed in Note 13 to the accompanying consolidated condensed financial statements and under Part I. Item 3. “Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Risk – Venezuelan Bolivar Currency Exchange Uncertainties”, we adopted the new Venezuela DICOM exchange rate at the beginning of the first quarter of fiscal year 2017. DICOM opened at 207 Bolivars per U.S. Dollar and devalued to approximately 645 Bolivars per U.S. Dollar as of August 31, 2016. Absent further changes in the exchange system, or unless future developments call for further changes, we intend to use DICOM to re-measure our financial statements going forward. At the current DICOM exchange rate, we expect that U.S. Dollar reported operating results from Venezuela will no longer be meaningful to the Company or the Beauty segment. Net sales revenue from Venezuela for the fiscal quarter and year-to-date periods ended August 31, 2016 was $0.14 and $0.37 million, respectively, compared to $5.93 and $10.04 million, respectively, for the same periods last year. Operating income (loss) from Venezuela for the fiscal quarter and year-to-date periods ended August 31, 2016 was ($0.01) and ($0.11) million, respectively, compared to $1.74 and $3.32 million, respectively, for the same periods last year. Developments within the Venezuelan economy, including any future governmental interventions, are beyond our ability to control or predict, and we cannot assess the impact, if any, such events may have on our Venezuelan business.

Financial Performance Highlights

Consolidated net sales revenue for the fiscal quarter ended August 31, 2016 decreased $0.96 million, or  0.3 percent, to $368.17, compared to $369.13 million for the same period last year. Consolidated net sales revenue for the fiscal year-to-date period ended August 31, 2016 increased $1.64 million, or 0.2 percent, to $716.11 million, compared to $714.47 million for the same period last year. Core business net sales revenue decreased $30.02 and $42.51 million, or 8.1 and 5.9 percent, for the fiscal quarter and year-to-date periods ended August 31, 2016, respectively, compared to the same periods last year.

Net sales revenue for the fiscal quarter and year-to-date periods ended August 31, 2016 includes the unfavorable impact of net foreign exchange fluctuations of $2.32 and $4.13 million, respectively, compared to the same periods last year. In addition to the impact from foreign currency fluctuations, the year-over-year comparisons of net sales revenue were unfavorably impacted by the Company’s transition from the official exchange rate in Venezuela to the market rate of DICOM, which is the lowest rate in the current exchange rate system. Net sales revenue from our Venezuelan operations decreased by $5.79 and $9.67 million to $0.14 and $0.37 million, respectively, for the fiscal quarter and year-to-date periods ended August 31, 2016, compared to $5.93 and $10.04 million in the same periods last year, almost entirely due to the adoption of the DICOM exchange rate. This impact is reported in the Beauty segment.

Net sales revenue in our Housewares segment increased $27.13 and $46.55 million for the fiscal quarter and year-to-date periods ended August 31, 2016, or 34.4 and 32.3 percent, respectively, compared to the same period last year. The year-over-year increases include $29.06 and $43.43 million of net sales from the Hydro Flask acquisition. For the fiscal quarter and year-to-date periods ended August 31, 2016, Housewares core business declined $1.93 million and increased $3.12 million, respectively, compared to the same periods last year. Net sales revenue in our Health & Home segment increased $1.20 and $4.51 million for the fiscal quarter and year-to-date periods ended August 31, 2016, or 0.8 and 1.6 percent, respectively, compared to the same periods last year. Net sales revenue in our Nutritional Supplements segment decreased $4.94 and $8.44 million for the fiscal quarter and year-to-date periods ended August 31, 2016, or 13.0 and 10.9 percent, respectively, compared to the same periods last year. Net sales revenue in our Beauty segment decreased $24.35 and $40.99 million for the fiscal quarter and year-to-date periods ended August 31, 2016, or 22.3 and 19.8 percent, respectively, compared to the same periods last year. The declines in the Beauty segment’s net sales revenue for the fiscal quarter and year-to-date periods ended August 31, 2016 include the net unfavorable impacts of $1.27 and $2.67 million, respectively, from foreign currency exchange fluctuations and $5.79 and $9.67 million in declines, respectively, from our Venezuelan operations, which are primarily due to the adoption of the new DICOM exchange rate discussed above.

In addition to our net sales revenue performance discussed above, key results for the fiscal quarter and year-to-date periods ended August 31, 2016 include the following:

•

Consolidated gross profit margin increased 4.2 percentage points to 44.3 percent for the fiscal quarter ended August 31, 2016, compared to 40.1 percent for the same period last year. Consolidated gross profit margin increased 3.2 percentage points to 44.0 percent for the fiscal year-to-date ended August 31, 2016, compared to 40.8 percent for the same period last year.

•

Our SG&A ratio increased 2.8 percentage points to 34.1 percent for the fiscal quarter ended August 31, 2016, compared to 31.3 percent for the same period last year. Our SG&A ratio increased 2.5 percentage points to 34.6 percent for the fiscal year-to-date ended August 31, 2016, compared to 32.1 percent for the same period last year.

•

Operating income was $37.49 and $60.39 million, respectively, for the fiscal quarter and year-to-date periods ended August 31, 2016, compared to $32.43 and $58.98 million for the same periods last year. Operating income for the fiscal year-to-date period ended August 31, 2016 includes non-cash intangible asset impairment charges of $7.40 million, compared to $3.00 million for the same period last year. Operating income for the fiscal year-to-date period ended August 31, 2016 also includes a patent litigation charge of $1.47 million for which there were no comparable charges in the same period last year.

•

Adjusted operating margin was 13.0 percent for the fiscal quarter ended August 31, 2016, compared to 11.2 percent for the same period last year. Adjusted operating margin was 12.9 percent for the fiscal year-to-date ended August 31, 2016, compared to 11.2 percent for the same period last year.

•

Income tax expense was $5.35 and $5.72 million, or 15.9 and 10.8 percent of income before taxes, respectively, for the fiscal quarter and year-to-date periods ended August 31, 2016, compared to $5.43 and $8.81 million, or 18.2 and 16.4 percent of income before taxes, respectively, for the same periods last year.

•

Net income was $28.36 and $47.38 million, respectively, for the fiscal quarter and year-to-date periods ended August 31, 2016, compared to $24.45 and $44.86 million, respectively, for the same periods last year. Diluted earnings per share was $1.00 and $1.68, respectively, for the fiscal quarter and year-to-date periods ended August 31, 2016, compared to $0.84 and $1.54, respectively, for the same periods last year.

•

Adjusted income was $37.03 and $72.92 million, respectively, for the fiscal quarter and year-to-date periods ended August 31, 2016, compared to $32.33 and $63.04 million, respectively, for the same periods last year. Adjusted diluted EPS was $1.31 and $2.59, respectively, for the fiscal quarter and year-to-date periods ended August 31, 2016, compared to $1.12 and $2.17 million, respectively, for the same periods last year.

Adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS are non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. These measures are discussed further, and reconciled to their applicable GAAP-based measures on pages 35 through 36  for the fiscal quarter and 42 through 43 for the fiscal year-to-date period.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change and as a percentage of net sales revenue. We will refer to this table in the discussion of results of operations which follows:

SELECTED OPERATING DATA (1)

(in thousands)

	Three Months Ended August 31,				% of Sales Revenue, net
	2016	2015	$ Change	% Change	2016	2015
Sales revenue by segment, net
Housewares	$105,976	$78,848	$27,128	34.4%	28.8%	21.4%
Health & Home	144,453	143,254	1,199	0.8%	39.2%	38.8%
Nutritional Supplements	33,112	38,048	(4,936)	(13.0)%	9.0%	10.3%
Beauty	84,629	108,979	(24,350)	(22.3)%	23.0%	29.5%
Total sales revenue, net	368,170	369,129	(959)	(0.3)%	100.0%	100.0%
Cost of goods sold	205,202	221,124	(15,922)	(7.2)%	55.7%	59.9%
Gross profit	162,968	148,005	14,963	10.1%	44.3%	40.1%
Selling, general and administrative expense	125,481	115,573	9,908	8.6%	34.1%	31.3%
Asset impairment charges	-	-	-	-%	-%	-%
Operating income	37,487	32,432	5,055	15.6%	10.2%	8.8%
Nonoperating income (expense), net	88	(46)	134	* %	-%	-%
Interest expense	(3,866)	(2,503)	(1,363)	54.5%	(1.1)%	(0.7)%
Total other expense	(3,778)	(2,549)	(1,229)	48.2%	(1.0)%	(0.7)%
Income before income taxes	33,709	29,883	3,826	12.8%	9.2%	8.1%
Income tax expense	5,354	5,431	(77)	(1.4)%	1.5%	1.5%
Net income	$28,355	$24,452	$3,903	16.0%	7.7%	6.6%

	Six Months Ended August 31,				% of Sales Revenue, net
	2016	2015	$ Change	% Change	2016	2015
Sales revenue by segment, net
Housewares	$190,579	$144,034	$46,545	32.3%	26.6%	20.2%
Health & Home	290,808	286,296	4,512	1.6%	40.6%	40.1%
Nutritional Supplements	69,052	77,488	(8,436)	(10.9)%	9.6%	10.8%
Beauty	165,669	206,656	(40,987)	(19.8)%	23.1%	28.9%
Total sales revenue, net	716,108	714,474	1,634	0.2%	100.0%	100.0%
Cost of goods sold	400,713	423,150	(22,437)	(5.3)%	56.0%	59.2%
Gross profit	315,395	291,324	24,071	8.3%	44.0%	40.8%
Selling, general and administrative expense	247,610	229,349	18,261	8.0%	34.6%	32.1%
Asset impairment charges	7,400	3,000	4,400	146.7%	1.0%	0.4%
Operating income	60,385	58,975	1,410	2.4%	8.4%	8.3%
Nonoperating income (expense), net	237	91	146	* %	-%	-%
Interest expense	(7,517)	(5,394)	(2,123)	39.4%	(1.0)%	(0.8)%
Total other expense	(7,280)	(5,303)	(1,977)	37.3%	(1.0)%	(0.7)%
Income before income taxes	53,105	53,672	(567)	(1.1)%	7.4%	7.5%
Income tax expense	5,724	8,810	(3,086)	(35.0)%	0.8%	1.2%
Net income	$47,381	$44,862	$2,519	5.6%	6.6%	6.3%

* Calculation is not meaningful

(1)

Includes three and approximately five and a half months, respectively, of operating results of Hydro Flask for the fiscal quarter and year-to-date periods ended August 31, 2016, with no comparable results in the same period last year. Hydro Flask operating results are reported in the Housewares segment.

Second Quarter of Fiscal Year 2017 Compared to Second Quarter of Fiscal Year 2016

Consolidated net sales revenue:

Consolidated net sales revenue for the fiscal quarter ended August 31, 2016 decreased $0.96 million to $368.17 million, compared to $369.13 million for the same period last year, a decrease of 0.3 percent. Net sales revenue in our Housewares segment increased $27.13 million, or 34.4 percent, compared to the same period last year. The year-over-year increase was comprised of $29.06 million of net sales from the Hydro Flask acquisition, partially offset by a $1.93 million decline in Housewares’ core business net sales revenue. Net sales revenue in our Health & Home segment increased $1.20 million, or 0.8 percent, compared to the same period last year. Net sales revenue in our Nutritional Supplements segment decreased $4.94 million, or 13.0 percent, compared to the same period last year. Net sales revenue in our Beauty segment decreased $24.35 million, or 22.3 percent, compared to the same period last year. The decline in the Beauty segment includes the net unfavorable impacts of $1.27 million of foreign currency exchange fluctuations and a $5.79 million decline from our Venezuelan operations, which is primarily due to the adoption of the new DICOM exchange rate referred to previously.

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

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Three Months Ended August 31,
	2016	2015
Prior year's sales revenue, net	$369,129	$319,949
Components of sales revenue change, net
Core business	(30,018)	34,937
Incremental net sales revenue from acquisitions (non-core business):
Healthy Directions (one month in fiscal year 2016)	-	13,445
Vicks VapoSteam (three months in fiscal year 2016)	-	798
Hydro Flask (three months in fiscal year 2017)	29,059	-
Change in sales revenue, net	(959)	49,180
Total sales revenue, net	$368,170	$369,129

Total net sales revenue growth	(0.3)%	15.4%
Core business	(8.1)%	10.9%
Acquisitions	7.9%	4.5%

Impact of foreign currencies on net sales revenue:

During the fiscal quarters ended August 31, 2016 and 2015, approximately 11 and 15 percent, respectively, of our net sales revenue was denominated in foreign currencies. These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars. For the fiscal quarter ended August 31, 2016, the impact of net foreign currency exchange rate fluctuations negatively impacted our consolidated U.S. Dollar reported net sales revenue by approximately $2.32 million, or 0.6 percent. In our Beauty segment, foreign exchange fluctuations had a $1.27 million, or 1.5 percent, unfavorable impact on U.S. Dollar reported net sales revenue. In our Housewares and Health & Home segments, foreign exchange fluctuations had unfavorable impacts of $0.53 and $0.52 million, respectively, on U.S. Dollar reported net sales revenue.

In addition to the impact from foreign currency fluctuations, the year-over-year comparison of net sales revenue was unfavorably impacted by the Company’s transition from the official exchange rate in Venezuela to the market rate of DICOM, which is the lowest rate in the current exchange rate system. Net sales revenue from our Venezuelan operations decreased by $5.79 million to $0.14 million for the fiscal quarter ended August 31, 2016, compared to $5.93 million in the same period last year, almost entirely due to the adoption of the DICOM exchange rate. This impact reduced year-over-year net sales in the Beauty Segment by 5.3 percent.

Segment net sales revenue:

Housewares Segment - Net sales revenue in the Housewares segment for the fiscal quarter ended August 31, 2016 increased $27.13 million, or 34.4 percent, to $105.98 million, compared to $78.85 million for the same period last year. The year-over-year increase was comprised of $29.06 million of net sales from the Hydro Flask acquisition partially offset by a $1.93 million, or 2.4 percent decline in Housewares’ core business net sales revenue. We believe the Hydro Flask business is on track to exceed our expectations, fueled by new product introductions, increased shelf and display space, and new distribution gains. In the segment’s core business, a 4.4 percent increase in average unit selling price was offset by a 6.9 percent decline in unit volume. The decrease in Housewares core net sales revenue occurred principally in the U.S., as sales in EMEA increased modestly despite the negative impact of the weakened British Pound. The net sales decline in the U.S. was primarily the result of smaller and less frequent replenishment orders due to weakening retail sales in the sector, retailer inventory reductions, and in some cases, delays in early season holiday orders as a result of falling consumer traffic counts. We continue to expect the segment’s longer-term growth to continue to be driven by new products, category expansion, expanded shelf space and assortments at key traditional and internet retailers, and new distribution gains in international markets.

Health & Home Segment - Net sales revenue in the Health & Home segment for the fiscal quarter ended August 31, 2016 increased $1.20 million, or 0.8 percent, to $144.45 million, compared to $143.25 million for the same period last year. Higher unit volumes contributed 5.0 percent to the segment’s growth, partially offset by a 4.2 percent decline in the average unit selling price. Average unit selling price declines were principally caused by a seasonal shift in mix, which included higher sales of mid-priced items such as fans, and lower priced consumables such as water filters, Vaposteam and VapoPads. Foreign currency fluctuations reduced U.S. Dollar reported net sales revenue by $0.52 million, or 0.4 percent. Net sales gains were primarily driven by PUR water filtration systems, seasonal fans and early season shipments of heaters, partially offset by declines in humidification and hot/cold therapy.  In the water filtration category, we believe consumer awareness of municipal water quality issues across the U.S. continues to drive more frequent consumer filter replacement, growth in household penetration and incremental gains in product placement with key retailers. Our seasonal fan business benefited from strong in-season replenishment orders due to high summer temperatures. The heater business growth was driven by early-season new product introductions and distribution gains. The decline in humidifier sales was primarily due to retailers exiting last year’s cough/cold/flu season with higher inventory levels. The decline in the hot/cold therapy category was primarily due to the rationalization of lower margin business.

Nutritional Supplements Segment - Net sales revenue for the fiscal quarter ended August 31, 2016 decreased $4.94 million, or 13.0 percent, to $33.11 million, compared to $38.05 million for the same period last year. Lower unit volumes and a decrease in average unit selling price contributed approximately 9.1 and 3.9 percent, respectively, to the decline in the segment’s net sales revenue. The decline in average selling price was primarily driven by lower average order values and an increase in promotional pricing to develop new buyer growth in selected categories. The segment saw declines in its offline response rates and legacy print newsletter subscription business, which is being strategically de-emphasized in the segment’s business model. Net sales revenue from the segment’s AutoDelivery program, a continuity program where customers can schedule delivery of product based on their timing and frequency requirements, was essentially flat when compared to the same period last year. The segment is in the process of implementing a multi-year strategic transition from offline to online channels and is dedicating resources to its online interface and e-commerce platforms in an effort to improve order conversion and average order values. The segment recently completed a significant milestone in its multi-year plan by implementing new order and customer relationship management systems, which we believe will enhance marketing and order conversion effectiveness, as well as improve the overall customer experience.

Beauty Segment - Net sales revenue in the Beauty segment for the fiscal quarter ended August 31, 2016 decreased $24.35 million, or 22.3 percent, to $84.63 million, compared to $108.98 million for the same period last year. Lower unit volumes and a lower average unit selling price contributed approximately 17.5 and 4.8 percent, respectively, to the decline in the segment’s net sales revenue. The decline in the Beauty segment net sales revenue includes a $5.79 million decline from our Venezuelan operations, which is almost entirely due to the adoption of the new DICOM exchange rate, and the net unfavorable impact of $1.27 million from foreign currency exchange fluctuations. Another $4.16 million of the sales decline relates to a decline in the foot care category due to high inventory in the channel and competitive pressures. Additionally, the segment has de-emphasized sales into the discount channel and other lower margin business. Lower store traffic counts and soft consumer spending at traditional brick and mortar retailers, continued inventory rationalization within the segment’s product categories, and competitive pressures accounted for the remainder of the decline. We continue to expect challenging conditions for the segment for the balance of fiscal year 2017.

Consolidated gross profit margin:

Consolidated gross profit as a percentage of net sales revenue for the fiscal quarter ended August 31, 2016 increased 4.2 percentage points to 44.3 percent, compared to 40.1 percent for the same period last year. The increase in consolidated gross profit margin is primarily due to favorable shifts in product mix, product rationalization efforts, accretion from the Hydro Flask acquisition, and reductions in product costs, partially offset by the unfavorable impact of foreign currency fluctuations.

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

Selling, general and administrative expense (“SG&A”):

Our consolidated SG&A ratio increased 2.8 percentage points to 34.1 percent for fiscal quarter ended August 31, 2016, compared to 31.3 percent for the same period last year. The increase was primarily due to:

•

the impact of higher compensation costs due to hourly wage increases, increases in share-based compensation as new three-year performance based incentives enter their third year of existence and estimated performance factors are adjusted, and higher current year severance costs; and

•	the impact within our core business that lower overall net sales had on operating leverage.

These factors were partially offset by:

•	lower advertising expense; and

•	lower year-over-year foreign currency revaluation losses, partially due to cash flow hedges and $10 million of U.S. Dollar to Euro cross-currency debt swaps.

Operating income by segment:

The following table sets forth segment operating income, for the periods covered below:

OPERATING INCOME BY SEGMENT

(in thousands)

	Three Months Ended August 31,				% of Sales Revenue, net
	2016	2015	$ Change	% Change	2016	2015
Housewares (1)	$24,233	$15,142	$9,091	60.0%	22.9%	19.2%
Health & Home	9,397	4,808	4,589	95.4%	6.5%	3.4%
Nutritional Supplements	(1,229)	2,969	(4,198)	(141.4)%	(3.7)%	7.8%
Beauty	5,086	9,513	(4,427)	(46.5)%	6.0%	8.7%
Total operating income	$37,487	$32,432	$5,055	15.6%	10.2%	8.8%

(1)	Includes three months of operating results from Hydro Flask, with no comparable results in the same period last year.

In the discussion that follows, our usage of the terms operating margin, operating expense ratio and operating leverage are further described and explained beginning on page 49.

Housewares Segment - Operating income for the fiscal quarter ended August 31, 2016 increased $9.09 million, or 60.0 percent, compared to the same period last year. Operating margin increased 3.7 percentage points to 22.9 percent, compared to 19.2 percent for the same period last year. The increase in operating margin was primarily due to the accretive impact of the Hydro Flask acquisition, which increased the segment operating margin by 4.6 percentage points for the fiscal quarter ended August 31, 2016, partially offset by margin compression from new product categories in the core business.

Health & Home Segment - Operating income for the fiscal quarter ended August 31, 2016 increased $4.59 million, or 95.4 percent, compared to the same period last year. Operating margin increased 3.1 percentage points to 6.5 percent, compared to 3.4 percent for the same period last year. The increase in operating margin is primarily due to improved gross margin as a result of product cost reductions, improvement in product sales mix, lower advertising expense, and lower outbound freight costs.

Nutritional Supplements Segment - Operating income for the fiscal quarter ended August 31, 2016 decreased $4.20 million compared to the same period last year. Operating margin was (3.7) percent, compared to 7.8 percent for the same period last year. The primary drivers of the operating margin decline were:

•	the net sales decline and the impact it had on operating leverage; and

•	increased investments in promotions, advertising, customer acquisition, and online sales channel development.

Beauty Segment - Operating income for the fiscal quarter ended August 31, 2016 decreased $4.43 million to $5.09 million, compared to $9.51 million for the same period last year. Operating margin decreased 2.7 percentage points to 6.0 percent, compared to 8.7 percent for the same period last year. The primary drivers of the operating margin decline were:

•	the net sales revenue decline and the impact it had on operating leverage;

•	foreign currency exchange rate fluctuations, which reduced segment net sales revenue by $1.27 million; and

•	a decline in operating income of $1.75 million from our Venezuelan operations, due almost entirely to the adoption of the new DICOM exchange rate.

These factors were partially offset by an increase in the segment’s gross profit margin primarily due to reduced product costs and improvement in product sales mix.

ADJUSTED OPERATING INCOME AND OPERATING MARGIN

(in thousands)

	Three Months Ended August 31, 2016
	Housewares		Health & Home		Nutritional Supplements		Beauty		Total
Operating income, as reported (GAAP)	$24,233	22.9%	$9,397	6.5%	$(1,229)	(3.7)%	$5,086	6.0%	$37,487	10.2%
Amortization of intangible assets (1)	671	0.6%	3,542	2.5%	1,571	4.7%	1,438	1.7%	7,222	2.0%
Non-cash share-based compensation (2)	705	0.7%	1,005	0.7%	333	1.0%	1,101	1.3%	3,144	0.9%
Adjusted operating income (non-GAAP)	$25,609	24.2%	$13,944	9.7%	$675	2.0%	$7,625	9.0%	$47,853	13.0%

	Three Months Ended August 31, 2015
	Housewares		Health & Home		Nutritional Supplements		Beauty		Total
Operating income, as reported (GAAP)	$15,142	19.2%	$4,808	3.4%	$2,969	7.8%	$9,513	8.7%	$32,432	8.8%
Amortization of intangible assets (1)	338	0.4%	3,868	2.7%	1,564	4.1%	1,438	1.3%	7,208	2.0%
Non-cash share-based compensation (2)	325	0.4%	533	0.4%	273	0.7%	746	0.7%	1,877	0.5%
Adjusted operating income (non-GAAP)	$15,805	20.0%	$9,209	6.4%	$4,806	12.6%	$11,697	10.7%	$41,517	11.2%

In the tables above, footnote references (1) to (2) correspond to the notes beginning on page 36 under the table entitled “Adjusted Income and EPS”.

Adjusted operating income and adjusted operating margin, as discussed in the preceding tables, may be considered non-GAAP financial measures as set forth in SEC Regulation G, Rule 100. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures is furnished on page 44.

Interest expense:

Interest expense for the fiscal quarter ended August 31, 2016 was $3.87 million, compared to $2.50 million for the same period last year. The increase in interest expense is due to higher levels of debt and higher average interest rates during the fiscal quarter ended August 31, 2016, when compared to the same period last year.

Income tax expense:

Income tax expense for the fiscal quarter ended August 31, 2016 was 15.9 percent of income before income taxes, compared to 18.2 percent for the same period last year. The year-over-year decrease in our effective tax rate was due to shifts in the mix of taxable income in our various tax jurisdictions.

Net income:

Net income for the fiscal quarter ended August 31, 2016 increased by $3.90 million, compared to the same period last year. Our diluted earnings per share increased $0.16 to $1.00 compared to $0.84 for the same period last year.

Adjusted income and EPS:

In order to provide a better understanding of the impact of certain items on our net income and EPS, the analysis that follows reports the comparative after tax impact of amortization of intangible assets and non-cash share-based compensation on our net income and basic and diluted EPS for the periods covered below.

ADJUSTED INCOME AND EPS

(in thousands, except per share data)

	Three Months Ended August 31,		Basic EPS		Diluted EPS
	2016	2015	2016	2015	2016	2015
Net income as reported (GAAP)	$28,355	$24,452	$1.02	$0.86	$1.00	$0.84
Amortization of intangible assets, net of tax (1)	6,228	6,278	0.22	0.22	0.22	0.22
Non-cash share-based compensation, net of tax (2)	2,451	1,603	0.09	0.06	0.09	0.06
Adjusted income (non-GAAP)	$37,034	$32,333	$1.33	$1.14	$1.31	$1.12

Weighted average shares of common stock used in computing basic and diluted EPS			27,845	28,435	28,224	28,986

(1)	For the fiscal quarters ended August 31, 2016 and 2015, amortization of intangible assets was $7.22 million ($6.23 million after tax) and $7.21 million ($6.28 million after tax), respectively.

(2)	For the fiscal quarters ended August 31, 2016 and 2015, non-cash share based compensation was $3.14 million ($2.45 million after tax) and $1.88 million ($1.60 million after tax), respectively.

Adjusted income for the fiscal quarter ended August 31, 2016 increased $4.70 million compared to the same period last year. The increase in adjusted income was primarily due to:

•	the overall improvement in core business gross profit margin;

•	the accretive impact of the Hydro Flask acquisition;

•	lower advertising expense; and

•	lower year-over-year foreign currency revaluation losses, partially due to cash flow hedges and $10 million of U.S. Dollar to Euro cross-currency debt swaps.

These factors were partially offset by:

•	the unfavorable impact of net foreign currency exchange rate fluctuations, which reduced our reported consolidated net sales revenue by $2.32 million year-over-year;

•	a decline in net income of $1.49 million from our Venezuelan operations, due almost entirely to the adoption of the new DICOM exchange rate;

•	higher compensation costs; and

•	the impact within our core business that lower overall net sales had on operating leverage.

Adjusted diluted EPS was $1.31 for the fiscal quarter ended August 31, 2016, compared to $1.12 for the same period last year. Adjusted diluted EPS increased primarily due to the impact of higher earnings and lower weighted average diluted shares outstanding for the fiscal quarter ended August 31, 2016 compared to the same period last year.

Adjusted income and EPS, as discussed in the preceding tables, may be considered non-GAAP financial measures as set forth in SEC Regulation G, Rule 100. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures, is furnished on page 44.

First Six Months of Fiscal Year 2017 Compared to First Six Months of Fiscal Year 2016

Consolidated net sales revenue:

Consolidated net sales revenue for the six months ended August 31, 2016 increased $1.63 million to $716.11 million, compared to $714.47 million for the same period last year, an increase of 0.2 percent. Net sales revenue in our Housewares segment increased $46.55 million, or 32.3 percent, compared to the same period last year. The year-over-year increase was comprised of $43.42 million of net sales from the Hydro Flask acquisition and core business growth of $3.25 million. Net sales revenue in our Health & Home segment increased $4.51 million, or 1.6 percent, compared to the same period last year. Net sales revenue in our Nutritional Supplements segment decreased $8.44 million, or 10.9 percent, compared to the same period last year. Net sales revenue in our Beauty segment decreased $40.99 million, or 19.8 percent, compared to the same period last year. The decline in the Beauty segment includes the net unfavorable impacts of $2.67 million from foreign currency exchange fluctuations and a $9.67 million decline from our Venezuelan operations, which is primarily due to the adoption of a new DICOM exchange rate referred to previously.

Impact of acquisitions on net sales revenue:

Because we are an acquisition-oriented company, we provide an analysis of our net sales revenue in terms of growth from our core business and growth from acquisitions. Our most recent acquisition of Hydro Flask occurred on March 18, 2016. Hydro Flask reports its operating results in the Housewares segment.  Our preceeding acquisitions of Healthy Directions and Vicks VapoSteam occurred on June 30, 2014 and March 31, 2015, respectively. For further information about the Hydro Flask and Vicks VapoSteam acquisitions, see Note 9 to the accompanying consolidated condensed financial statements.

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Six Months Ended August 31,
	2016	2015
Prior year's sales revenue, net	$714,474	$631,727
Components of sales revenue change, net
Core business	(42,506)	28,412
Incremental net sales revenue from acquisitions (non-core business):
Healthy Directions (four months in fiscal year 2016)	-	52,885
Vicks VapoSteam (one and five months in fiscal years 2017 and 2016, respectively)	712	1,450
Hydro Flask (five and a half months in fiscal year 2017)	43,428	-
Change in sales revenue, net	1,634	82,747
Total sales revenue, net	$716,108	$714,474

Total net sales revenue growth	0.2%	13.1%
Core business	(5.9)%	4.5%
Acquisitions	6.2%	8.6%

Impact of foreign currencies on net sales revenue:

During the six months ended August 31, 2016 and 2015, approximately 12 and 15 percent, respectively, of our net sales revenue was denominated in foreign currencies. These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars. For the six months ended August 31, 2016, the impact of net foreign currency exchange rate fluctuations decreased our consolidated U.S. Dollar reported net sales revenue by approximately $4.13 million. In our Beauty segment, foreign exchange fluctuations had a $2.67 million unfavorable impact on U.S. Dollar reported net sales revenue. In our Housewares and Health & Home segments, foreign exchange fluctuations had unfavorable impacts of $0.68 and $0.78 million, respectively, on U.S. Dollar reported net sales revenue.

In addition to the impact from foreign currency fluctuations, the year-over-year comparison of net sales revenue was unfavorably impacted by the Company’s transition from the official exchange rate in Venezuela to the market rate of DICOM, which is the lowest rate in the current exchange rate system. Net sales revenue from our Venezuelan operations decreased by $9.67 million to $0.37 million for the six months ended August 31, 2016, compared to $10.04 million in the same period last year, almost entirely due to the adoption of the DICOM exchange rate. This impact reduced year-over-year net sales revenue in the Beauty Segment by 4.7 percent.

Segment net sales revenue:

Housewares Segment - Net sales revenue in the Housewares segment for the six months ended August 31, 2016 increased $46.55 million, or 32.3 percent, to $190.58 million, compared to $144.03 million for the same period last year. The year-over-year increase was comprised of $43.43 million of net sales from the Hydro Flask acquisition and core business growth of $3.12 million, or 2.2 percent. In the segment’s core business, a 5.6 percent increase in average unit selling price was partially offset by a 3.4 percent decline in unit volume. The overall increase in core business net sales revenue continues to be primarily due to new product and category introductions. We expect the segment’s longer-term growth to continue to be driven by new products, category expansion, expanded shelf space and assortments at key traditional and internet retailers, and new distribution gains in international markets.

Health & Home Segment - Net sales revenue in the Health & Home segment for the six months ended August 31, 2016 increased $4.51 million, or 1.6 percent, to $290.81 million, compared to $286.30 million for the same period last year. Higher unit volumes contributed 2.7 percent to the segment’s growth, partially offset by a 1.1 percent decline in average unit selling price. Foreign currency fluctuations reduced U.S. Dollar reported net sales revenue by $0.78 million, or 0.3 percent. Year-to-date net sales gains were primarily driven by PUR water filtration systems, seasonal fans, air purification systems, and early season shipments of heaters, partially offset by net sales declines in humidification and hot/cold therapy products. In the water filtration category, we believe consumer awareness of municipal water quality issues across the U.S. continues to drive more frequent consumer filter replacement, growth in household penetration and incremental gains in product placement with key retailers. Our seasonal fan business benefited from strong sell-in and in-season replenishment orders due to high summer temperatures. The heater business growth was driven by early-season new product introductions and distribution gains. The decline in humidifier sales was primarily due to retailers exiting last year’s cough/cold/flu season with higher inventory levels. The decline in the hot/cold therapy category was primarily due to the rationalization of lower margin business.

Nutritional Supplements Segment - Net sales revenue for the six months ended August 31, 2016 decreased $8.44 million, or 10.9 percent, to $69.05 million, compared to $77.49 million for the same period last year. Lower unit volume and a decrease in average unit selling price contributed approximately 8.5 and 2.4 percent, respectively, to the decline in the segment’s net sales revenue. The decline in average selling price was primarily driven by lower average order values and an increase in promotional pricing to develop new buyer growth in selected categories. The segment saw declines in its offline response rates and legacy print newsletter subscription business, which is being strategically de-emphasized in the segment’s business model. Net sales revenue from the segment’s AutoDelivery program, a continuity program where customers can schedule delivery of products based on their timing and frequency requirements, grew slightly when compared to the same period last year. The segment is in the process of implementing a multi-year strategic transition from offline to online channels and is dedicating resources to its online interface and e-commerce platforms in an effort to improve order conversion and average order values. The segment recently completed a significant milestone in its multi-year plans by implementing new order and customer relationship management systems, which we believe will enhance marketing and order conversion effectiveness, as well as improve the overall customer experience.

Beauty Segment - Net sales revenue in the Beauty segment for the six months ended August 31, 2016 decreased $40.99 million, or 19.8 percent, to $165.67 million, compared to $206.66 million for the same period last year. Lower unit volume and a lower average unit selling price contributed approximately 16.5 and 3.3 percent, respectively, to the decline in the segment’s net sales revenue. The decline in the Beauty segment net sales revenue includes a $9.67 million net sales decline from our Venezuelan operations, which is almost entirely due to the adoption of the new DICOM exchange rate, and the net unfavorable impact of $2.67 million from foreign currency exchange fluctuations. Another $8.19 million of the sales decline relates to a decline in the foot care category due to high inventory in the channel and competitive pressures. Additionally, the segment has de-emphasized sales into the discount channel and other lower margin business.  Lower store traffic counts and sluggish consumer spending at traditional brick and mortar retailers, continued inventory rationalization within the segment’s product categories, and competitive pressures accounted for the remainder of the decline.  We continue to expect challenging conditions for the segment for the balance of fiscal year 2017.

Consolidated gross profit margin:

Consolidated gross profit as a percentage of net sales revenue for the six months ended August 31, 2016 increased 3.2 percentage points to 44.0 percent, compared to 40.8 percent for the same period last year. The increase in consolidated gross profit margin is primarily due to favorable shifts in product mix, product rationalization efforts, accretion from the Hydro Flask acquisition, and reductions in product costs, partially offset by the unfavorable impact of foreign currency fluctuations.

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

Selling, general and administrative expense:

Our consolidated SG&A ratio increased 2.5 percentage points to 34.6 percent for the six months ended August 31, 2016, compared to 32.1 percent for the same period last year. The increase was primarily due to:

•

the impact of higher compensation costs due to hourly wage increases, increases in share-based compensation as new three-year performance based incentives enter their third year of existence and estimated performance factors are adjusted, and higher current year severance costs;

•	the impact of additional patent litigation charges, which increased the SG&A ratio by 0.2 percentage points; and

•	the impact within our core business that lower overall net sales had on operating leverage.

These factors were partially offset by:

•	lower outbound freight costs;

•	lower advertising expense; and

•	lower year-over-year foreign currency revaluation losses, partially due to cash flow hedges and $10 million of U.S. Dollar to Euro cross-currency debt swaps.

Asset impairment charges:

We performed our annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal year 2017. As a result of our testing of indefinite-lived trademarks, we recorded non-cash asset impairment charges of $7.40 million ($5.10 million after tax). The charges were related to certain brand assets and trademarks in our Beauty and Nutritional Supplements segments, which were written down to their estimated fair values, determined on the basis of future discounted cash flows using the relief from royalty valuation method. We recorded a similar charge of $3.00 million ($2.66 million after tax) during the first quarter of fiscal year 2016.

Operating income by segment:

The following table sets forth segment operating income for the periods covered below:

OPERATING INCOME BY SEGMENT

(in thousands)

	Six Months Ended August 31,				% of Sales Revenue, net
	2016	2015	$ Change	% Change	2016	2015
Housewares (1)	$39,733	$26,325	$13,408	50.9%	20.8%	18.3%
Health & Home	19,001	13,226	5,775	43.7%	6.5%	4.6%
Nutritional Supplements	(6,501)	5,589	(12,090)	*	(9.4)%	7.2%
Beauty	8,152	13,835	(5,683)	(41.1)%	4.9%	6.7%
Total operating income	$60,385	$58,975	$1,410	2.4%	8.4%	8.3%

* Calculation is not meaningful

(1)	Includes five and a half months of operating results from Hydro Flask, with no comparable results in the same period last year.

In the discussion that follows, our usage of the terms operating margin, operating expense ratio and operating leverage are further described and explained beginning on page 49.

Housewares Segment - Operating income for the six months ended August 31, 2016 increased $13.41 million, or 50.9 percent, compared to the same period last year. Operating margin increased 2.5 percentage points to 20.8 percent, compared to 18.3 percent for the same period last year. The increase in operating margin was primarily due to the accretive impact of the Hydro Flask acquisition, which increased the segment operating margin by 3.1 percentage points for the six months ended August 31, 2016, partially offset by higher promotional spending and higher media advertising in support of new products and categories and margin compression from new product categories.

Health & Home Segment - Operating income for the six months ended August 31, 2016 increased $5.78 million, or 43.7 percent, compared to the same period last year. Operating margin increased 1.9 percentage points to 6.5 percent, compared to 4.6 percent for the same period last year. The increase in operating margin is due to improved gross margin as a result of product cost reductions, improvement in product sales mix, lower advertising expense, and lower outbound freight costs, partially offset by the impact of patent litigation charges.

Nutritional Supplements Segment - Operating income for the six months ended August 31, 2016 decreased $12.09 million compared to the same period last year. Operating margin was (9.4) percent, compared to  7.2 percent for the same period last year. Operating income for the six months ended August 31, 2016 includes a non-cash intangible asset impairment charge of $5.00 million, for which there was no comparable charge in the same period last year. This charge accounted for 7.2 percentage points of operating margin decline. Additional drivers of the operating margin decline were:

•	the net sales decline and the impact it had on operating leverage; and

•	increased investments in promotions, advertising, customer acquisition, and online sales channel development.

Beauty Segment - Operating income for the six months ended August 31, 2016 decreased $5.68 million to $8.15 million, compared to $13.84 million for the same period last year. Operating margin decreased 1.8 percentage points to 4.9 percent, compared to 6.7 percent for the same period last year.  Operating income included non-cash intangible asset impairment charges of $2.40 and $3.00 million for the fiscal quarters ended May 31, 2016 and 2015, respectively. Additional drivers of the operating margin decline were:

•	the net sales decline and the impact it had on operating leverage;

•	foreign currency exchange rate fluctuations, which reduced segment net sales revenue by $2.67 milliion;

•	a decline in operating income of $3.43 million from our Venezuelan operations, due almost entirely to the adoption of the new DICOM exchange rate; and

•	higher compensation costs.

These factors were partially offset by an increase in the segment’s gross profit margin primarily due to reduced product costs and an improvement in product sales mix.

ADJUSTED OPERATING INCOME AND OPERATING MARGIN

(in thousands)

	Six Months Ended August 31, 2016
	Housewares		Health & Home		Nutritional Supplements		Beauty		Total
Operating income, as reported (GAAP)	$39,733	20.8%	$19,001	6.5%	$(6,501)	(9.4)%	$8,152	4.9%	$60,385	8.4%
Asset impairment charges (1)	-	-%	-	-%	5,000	7.2%	2,400	1.4%	7,400	1.0%
Patent litigation charge (2)	-	-%	1,468	0.5%	-	-%	-	-%	1,468	0.2%
Subtotal	39,733	20.8%	20,469	7.0%	(1,501)	(2.2)%	10,552	6.4%	69,253	9.7%
Amortization of intangible assets (3)	1,328	0.7%	7,080	2.4%	3,142	4.6%	2,876	1.7%	14,426	2.0%
Non-cash share-based compensation (4)	1,733	0.9%	2,915	1.0%	1,365	2.0%	2,745	1.7%	8,758	1.2%
Adjusted operating income (non-GAAP)	$42,794	22.5%	$30,464	10.5%	$3,006	4.4%	$16,173	9.8%	$92,437	12.9%

	Six Months Ended August 31, 2015
	Housewares		Health & Home		Nutritional Supplements		Beauty		Total
Operating income, as reported (GAAP)	$26,325	18.3%	$13,226	4.6%	$5,589	7.2%	$13,835	6.7%	$58,975	8.3%
Asset impairment charges (1)	-	-%	-	-%	-	-%	3,000	1.5%	3,000	0.4%
Subtotal	26,325	18.3%	13,226	4.6%	5,589	7.2%	16,835	8.1%	61,975	8.7%
Amortization of intangible assets (3)	650	0.5%	7,368	2.6%	3,128	4.0%	2,876	1.4%	14,022	2.0%
Non-cash share-based compensation (4)	631	0.4%	1,128	0.4%	576	0.7%	1,603	0.8%	3,938	0.6%
Adjusted operating income (non-GAAP)	$27,606	19.2%	$21,722	7.6%	$9,293	12.0%	$21,314	10.3%	$79,935	11.2%

In the tables above, footnote references (1) to (4) correspond to the notes beginning on page 43 under the table entitled “Adjusted Income and EPS”.

Adjusted operating income and adjusted operating margin, as discussed in the preceding tables, may be considered non-GAAP financial measures as set forth in SEC Regulation G, Rule 100. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures, is furnished on page 44.

Interest expense:

Interest expense for the six months ended August 31, 2016 was $7.52 million, compared to $5.39 million for the same period last year. The increase in interest expense is due to higher levels of debt and higher average interest rates during the six months ended August 31, 2016, when compared to the same period last year.

Income tax expense:

Income tax expense for the six months ended August 31, 2016 was 10.8 percent of income before income taxes, compared to 16.4 percent for the same period last year. The year-over-year decrease in our effective tax rate was primarily due to a $1.40 million tax benefit related to the resolution of uncertain tax positions and a $1.34 million tax benefit resulting from the recognition of excess tax benefits from share-based compensation in income tax expense rather than paid-in capital due to our adoption of  ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” See Note 2 to the accompanying consolidated condensed financial statements for further information regarding the impact of this recent accounting change.

Net income:

Net income for the six months ended August 31, 2016 increased by $2.52 million, compared to the same period last year. Our diluted earnings per share increased $0.14 to $1.68 compared to $1.54 for the same period last year.

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

ADJUSTED INCOME AND EPS

(in thousands, except per share data)

	Six Months Ended August 31,		Basic EPS		Diluted EPS
	2016	2015	2016	2015	2016	2015
Net income as reported (GAAP)	$47,381	$44,862	$1.70	$1.58	$1.68	$1.54
Asset impairment charges, net of tax (1)	5,097	2,656	0.18	0.09	0.18	0.09
Patent litigation charge, net of tax (2)	1,464	-	0.05	-	0.05	-
Subtotal	53,942	47,518	1.94	1.67	1.91	1.64
Amortization of intangible assets, net of tax (3)	12,430	12,172	0.45	0.43	0.44	0.42
Non-cash share-based compensation, net of tax (4)	6,544	3,345	0.24	0.12	0.23	0.12
Adjusted income (non-GAAP)	$72,916	$63,035	$2.62	$2.21	$2.59	$2.17

Weighted average shares of common stock used in computing basic and diluted EPS			27,809	28,478	28,185	29,037

(1)

For the six months ended August 31, 2016 and 2015, non-cash intangible asset impairment charges totaling $7.40 million ($5.10 million after tax) and $3.00 million ($2.66 million after tax), respectively.

(2)	The six months ended August 31, 2016 includes a patent litigation charge of $1.47 million ($1.46 million after tax).

(3)	For the six months ended August 31, 2016 and 2015, amortization of intangible assets was $14.43 million ($12.43 million after tax) and $14.02 million ($12.17 million after tax), respectively.

(4)	For the six months ended August 31, 2016 and 2015, non-cash share based compensation was $8.76 million ($6.54 million after tax) and $3.94 million ($3.35 million after tax), respectively.

Adjusted income for the six months ended August 31, 2016 increased $9.88 million compared to the same period last year. The increase in adjusted income was primarily due to:

•	the overall improvement in core business gross profit margin;

•	the accretive impact of the Hydro Flask acquisition;

•	lower outbound freight costs;

•	lower year-over-year foreign currency revaluation losses, partially due to cash flow hedges and $10 million of U.S. Dollar to Euro cross-currency debt swaps; and

•

lower tax expense as a result of the recognition of a tax benefit related to the resolution of uncertain tax positions and the recognition of excess tax benefits from share-based compensation in income tax expense rather than paid-in capital.

These factors were partially offset by:

•	the unfavorable impact of net foreign currency exchange rate fluctuations, which reduced our reported consolidated net sales revenue by $4.13 million year-over-year;

•	a decline in net income of $2.81 million from our Venezuelan operations, due almost entirely to the adoption of the new DICOM exchange rate;

•	higher compensation costs; and

•	the impact within our core business that lower overall net sales had on operating leverage.

Adjusted diluted EPS was $2.59 for the six months ended August 31, 2016, compared to $2.17 for the same period last year. Adjusted diluted EPS increased due to the combined impacts of higher earnings and lower weighted average diluted shares outstanding for the six months ended August 31, 2016, compared to the same period last year.

The tables referred to on pages 35 and 36, and 42 entitled 43 entitled “Adjusted operating income and operating margin” and “Adjusted income and EPS”, respectively report operating income, operating margin, net income, and EPS without the impact of non-cash asset impairment charges, patent litigation charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. For additional information on these adjusted measures, see “Explanation of Certain Terms and Measures Used in MD&A” on page 49. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The preceding tables reconcile these measures to their corresponding GAAP-based measures presented in our consolidated condensed statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income and adjusted EPS provide useful information to management and investors regarding financial and business trends relating to the Company’s financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with the Company’s financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges on operating income, operating margin, net income, and earnings per share. We also believe that these non-GAAP measures facilitate a more direct comparison of the Company’s performance with its competitors. We further believe that including the excluded charges would not accurately reflect the underlying performance of the Company’s continuing operations for the period in which the charges are incurred, even though such charges may be incurred and reflected in the Company’s GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of the Company's activities. The Company’s adjusted operating income, adjusted operating margin, adjusted income and adjusted EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The following are selected measures of our liquidity and capital resources for the periods covered below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL UTILIZATION (1)

	Six Months Ended August 31,
	2016	2015
Accounts Receivable Turnover (Days)	54.8	55.7
Inventory Turnover (Times)	2.7	2.8
Working Capital (in thousands)	$283,958	$296,719
Current Ratio	2.0:1	2.0:1
Ending Debt to Ending Equity Ratio	55.3%	52.1%
Return on Average Equity (2)	10.9%	16.0%

(1)	Our computation and use of the measures in this table are described beginning on page 49.

(2)

Net income and average equity reported above include the twelve month trailing impacts, after tax, of non-cash asset impairment charges, acquisition-related expenses, CEO succession costs, Venezuelan currency re-measurement related charges, and patent litigation charges, as applicable. For the periods reported above, these items had an unfavorable impact of 4.9 and 0.5 percentage points, respectively, on the return on average equity.

Operating Activities:

Operating activities provided $85.68 million of cash during the six months ended August 31, 2016, compared to $52.21 million of cash provided during the same period last year. The year-over-year increase in operating cash flow was primarily due to higher non-cash charges, additional cash flow from the acquisition of Hydro Flask and the timing of fluctuations in working capital components.

Accounts receivable increased $5.37 million, to $222.91 million as of August 31, 2016, compared to $217.54 million at the end of fiscal year 2016. Accounts receivable as of August 31, 2016 includes $16.25 million from the Hydro Flask acquisition. Accounts receivable turnover was 54.8 days at August 31, 2016, compared to 55.7 days for the same period last year. This calculation is based on a rolling five quarter accounts receivable balance.

Inventory increased $15.89 million, to $317.50 million as of August 31, 2016, compared to $301.61 million at the end of fiscal year 2016. Inventory as of August 31, 2016 includes $13.62 million from the Hydro Flask acquisition. Inventory turnover decreased to 2.7 times at August 31, 2016 compared to 2.8 times for the same period last year.

Working capital was $283.96 million at August 31, 2016, compared to $296.72 million at August 31, 2015 and our current ratio was 2.0:1 at the end of each period. As a result of the adoption of new accounting guidance, we reclassified certain prior period balances affecting the determination of comparative working capital and cash provided by operating activities. These reclassifications had no impact on the reported results of our operations for the six months ended August 31, 2015. Our prior period working capital, current ratio and debt to equity ratio, without reclassifications, were originally reported at August 31, 2015 as $322.86 million, 2.0:1 and 52.6 percent, respectively. For more information regarding the impact of these changes in accounting, see Note 2 to the accompanying consolidated condensed financial statements.

Investing activities:

Investing activities used $219.44 million of cash during the six months ended August 31, 2016. Highlights of those activities follow:

•

we spent $0.29 million on building improvements, $5.61 million on computers, furniture and other equipment, $3.79 million on tools, molds and other capital asset additions, and $0.53 million on the development of new patents; and

•	we paid $209.26 million to acquire Hydro Flask.

Financing activities:

Financing activities used $66.23 million of cash during the six months ended August 31, 2016. Highlights of those activities follow:

•	we had draws of $155.90 million under our credit agreement;

•	we repaid $224.00 million drawn under our credit agreement;

•	we repaid $3.80 million of our long-term debt;

•	employees exercised options to purchase 111,667 shares of common stock, providing $5.01 million of cash;

•	Employees purchased 14,580 shares of common stock for $1.12 million through our employee stock purchase plan; and

•	we paid $0.42 million in tax obligations resulting from cashless share award settlements.

Revolving Credit Agreement:

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $650 million as of August 31, 2016. The commitment under the Credit Agreement terminates on January 16, 2020. Accordingly, borrowings under the Credit Agreement are reported as long-term debt. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment fees and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. As of August 31, 2016, the outstanding revolving loan principal balance was $482.00 million and the face amount of outstanding letters of credit was $1.50 million. For the three- and six-months ended August 31, 2016, borrowings under the Credit Agreement incurred interest charges at rates ranging from 2.19 to 4.25 percent and 1.93 to 4.25 percent, respectively. For the three- and six-months ended August 31, 2015, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.43 to 3.50 percent and 1.43 to 4.00 percent, respectively. As of August 31, 2016, the amount available for borrowings under the Credit Agreement was $166.50 million.  Our debt agreements effectively limited our ability to incur more than $201.45 million of additional debt from all sources, including the Credit Agreement.

Other Debt Agreements:

In addition to the Credit Agreement, at August 31, 2016, we had the following other long term debt outstanding:

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

The table below provides the formulas in effect for certain key financial covenants as defined in our debt agreements as of August 31, 2016:

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

Contractual obligations and commercial commitments:

Our contractual obligations and commercial commitments at August 31, 2016, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF AUGUST:

(in thousands)

		2017	2018	2019	2020	2021	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years
Fixed rate debt	$40,000	$20,000	$20,000	$-	$-	$-	$-
Floating rate debt	512,007	5,700	1,900	1,900	483,900	1,900	16,707
Long-term incentive plan payouts	11,709	6,503	3,768	1,438	-	-	-
Interest on fixed rate debt	1,352	1,066	286	-	-	-	-
Interest on floating rate debt (1)	40,960	11,852	11,766	11,723	4,693	401	525
Open purchase orders	178,186	178,186	-	-	-	-	-
Long-term purchase commitments	1,190	584	606	-	-	-	-
Minimum royalty payments	63,779	12,626	12,467	12,234	9,169	8,985	8,298
Advertising and promotional	52,950	16,794	6,408	6,516	6,627	6,740	9,865
Operating leases	33,376	5,821	5,245	4,057	3,327	2,825	12,101
Capital spending commitments	3,099	3,099	-	-	-	-	-
Total contractual obligations (2)	$938,608	$262,231	$62,446	$37,868	$507,716	$20,851	$47,496

(1)

We estimate our future obligations for interest on our floating rate debt by assuming the weighted average interest rates in effect on each floating rate debt obligation at August 31, 2016 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, for the Credit Agreement, we assume that the balance outstanding as of August 31, 2016 remains the same for the remaining term of the agreement. The actual balance outstanding under our Credit Agreement may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations.

(2)

In addition to the contractual obligations and commercial commitments in the table above, as of August 31, 2016, we have recorded total provisions for our uncertain tax positions totaling $6.81 million. We are unable to reliably estimate the timing of most of the future payments, if any, related to uncertain tax positions. Therefore, we have excluded these tax liabilities from the table above.

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

Foreign Currency Risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During the three- and six-months ended August 31, 2016, approximately 11 and 12 percent, respectively, of our net sales revenue in each period was in foreign currencies. During both the three- and six-months ended August 31, 2015, approximately 15 percent of our net sales revenue was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars. We make most of our inventory purchases from the Far East and primarily use the U.S. Dollar for such purchases. In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement of the balance sheet are recognized in SG&A.

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

Venezuelan Bolivar Currency Exchange Uncertainties - In February 2016, the Venezuelan government announced changes to its foreign currency exchange system. These changes included an immediate devaluation of its official exchange rate, now known as DIPRO, from 6.30 Bolivars per U.S. Dollar to 10.00 Bolivars per U.S. Dollar. The changes also included the dissolution of its previous alternative exchange rate systems, and the institution of a new alternative exchange system known as DICOM governing all other transactions not covered by DIPRO. DICOM replaced SIMADI, which was the lowest rate in the previous exchange system. SIMADI closed at February 29, 2016 at approximately 205 Bolivars per U.S. Dollar. DICOM opened in early March 2016 at approximately 207 Bolivars per U.S. Dollar.

As a result of the further devaluation of the official exchange rate, continued economic instability from declines in oil prices and the declaration of an economic emergency, among other factors, we determined that SIMADI was the most appropriate rate to use to re-measure our financial statements as of February 29, 2016. The determination was further substantiated by the announcement of DICOM as an intended market-based rate, which opened at approximately the same rate as SIMADI shortly after the end of our fiscal year. As a result of the adoption of SIMADI, we recorded Venezuelan re-measurement related charges totaling $18.73 million in the fourth quarter of fiscal year 2016.

The Company adopted DICOM in the first quarter of fiscal year 2017. Absent further changes in the exchange system, or unless future developments call for further changes, we intend to use DICOM to re-measure our financial statements going forward. At the current DICOM exchange rate, we expect that U.S. Dollar reported operating results from Venezuela will no longer be meaningful to the Company or the Beauty segment. Net sales revenue from Venezuela for the three- and six-months ended August 31, 2016 was $0.14 and $0.37 million, respectively, compared to $5.93 and $10.04 million, respectively, for same periods last year. Operating income (loss) from Venezuela for the three- and six-months ended August 31, 2016 was ($0.01) and ($0.11) million, respectively, compared to $1.74 and $3.32 million, respectively, for same periods last year.

Developments within the Venezuelan economy, including any future governmental interventions, are beyond our ability to control or predict, and we cannot assess the impact, if any, such events may have on our Venezuelan business.

Interest Rate Risk:

Interest on our outstanding debt as of August 31, 2016 is both floating and fixed. Fixed rates are in place on $40 million of Senior Notes at 3.90% and floating rates are in place on the balance of all other debt outstanding, which totaled $512.01 million as of August 31, 2016. If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under our Credit Agreement and the MBFC Loan.

The fair values of our derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

	August 31, 2016
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
		Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	2/2018	€24,000	$413	$101	$-	$-
Foreign currency contracts - sell Canadian Dollars	Cash flow	10/2017	$23,500	-	14	743	-
Foreign currency contracts - sell Pounds	Cash flow	8/2017	£9,000	1,207	-	-	-
Foreign currency contracts - sell Australian Dollars	Cash flow	2/2017	$1,350	-	-	41	-
Subtotal				1,620	115	784	-

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swaps	(1)	1/2018	$10,000	-	241	-	-
Total fair value				$1,620	$356	$784	$-

	February 29, 2016
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
		Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	2/2017	€27,000	$1,066	$-	$-	$-
Foreign currency contracts - sell Canadian Dollars	Cash flow	6/2017	$28,000	-	-	495	7
Foreign currency contracts - sell Pounds	Cash flow	2/2017	£3,450	94	-	-	-
Foreign currency contracts - sell Australian Dollars	Cash flow	8/2016	$1,650	6	-	-	-
Subtotal				1,166	-	495	7

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swap	(1)	1/2018	$5,000	-	206	-	-
Total fair value				$1,166	$206	$495	$7

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2016. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of August 31, 2016, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our fiscal quarter ended August 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

As of August 31, 2016, we were authorized by our Board of Directors to purchase up to $158.51 million of common stock in the open market or through private transactions. Our current equity-based compensation plans include provisions that allow for the “net exercise” of share settled awards by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. These transactions are accounted for by the Company as a purchase and retirement of shares.

The following table summarizes our share repurchase activity for the periods covered below:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED AUGUST 31, 2016

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
June 1 through June 30, 2016	-	$-	-	$158,575
July 1 through July 31, 2016	668	97.11	668	158,510
August 1 through August 31, 2016	-	-	-	158,510
Total	668	$97.11	668

n

ITEM 6.	EXHIBITS

	(a)	Exhibits

		10.1*	Helen of Troy Limited Amended and Restated 2011 Annual Incentive Plan, as amended.

		31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32**	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		101.INS *	XBRL Instance Document
		101.SCH *	XBRL Taxonomy Extension Schema
		101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
		101.DEF *	XBRL Taxonomy Extension Definition Linkbase
		101.LAB *	XBRL Taxonomy Extension Label Linkbase
		101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date: October 11, 2016	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date: October 11, 2016	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer
and Principal Financial Officer

Date: October 11, 2016	/s/ Richard J. Oppenheim
Richard J. Oppenheim
Financial Controller
and Principal Accounting Officer

Index to Exhibits

10.1*	Helen of Troy Limited Amended and Restated 2011 Annual Incentive Plan, as amended.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Joint Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.