Form 10-Q
period 2016-11-30
HELEN OF TROY LTD
filed 2017-01-09
CIK 916789

@mer

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 3, 2017
Common Shares, $0.10 par value, per share	26,987,316 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

FORM 10‐Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (Unaudited)

(in thousands, except shares and par value)

	November 30,	February 29,
	2016	2016
Assets
Assets, current:
Cash and cash equivalents	$16,780	$225,800
Receivables - principally trade, less allowances of $6,637 and $5,898	289,943	217,543
Inventory	301,088	301,609
Prepaid expenses and other current assets	12,251	9,780
Income taxes receivable	-	356
Total assets, current	620,062	755,088

Property and equipment, net of accumulated depreciation of $103,780 and $93,926	133,879	130,465
Goodwill	698,938	583,005
Other intangible assets, net of accumulated amortization of $158,713 and $137,174	430,902	375,751
Deferred tax assets, net	2,713	2,484
Other assets, net of accumulated amortization of $1,907 and $1,828	2,583	2,101
Total assets	$1,889,077	$1,848,894

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$134,935	$103,713
Accrued expenses and other current liabilities	165,423	141,245
Income taxes payable	2,617	-
Long-term debt, current maturities	24,528	22,644
Total liabilities, current	327,503	267,602

Long-term debt, excluding current maturities	540,374	597,270
Deferred tax liabilities, net	19,484	27,364
Other liabilities, noncurrent	21,838	26,615
Total liabilities	909,199	918,851

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 26,987,316 and 27,735,034 shares
issued and outstanding	2,699	2,774
Additional paid in capital	212,770	198,077
Accumulated other comprehensive income (loss)	2,087	665
Retained earnings	762,322	728,527
Total stockholders' equity	979,878	930,043
Total liabilities and stockholders' equity	$1,889,077	$1,848,894

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
Sales revenue, net	$444,414	$445,503	$1,160,522	$1,159,977
Cost of goods sold	250,199	262,979	650,912	686,129
Gross profit	194,215	182,524	509,610	473,848

Selling, general and administrative expense ("SG&A")	130,896	126,891	378,506	356,240
Asset impairment charges	-	-	7,400	3,000
Operating income	63,319	55,633	123,704	114,608

Nonoperating income, net	106	142	343	233
Interest expense	(3,625)	(2,741)	(11,142)	(8,135)
Income before income taxes	59,800	53,034	112,905	106,706

Income tax expense (benefit):
Current	4,928	3,842	16,625	17,564
Deferred	(2,740)	2,414	(8,713)	(2,498)
Net income	$57,612	$46,778	$104,993	$91,640

Earnings per share:
Basic	$2.10	$1.66	$3.79	$3.23
Diluted	$2.07	$1.63	$3.74	$3.17

Weighted average shares of common stock used in
computing net earnings per share:
Basic	27,484	28,129	27,700	28,361
Diluted	27,802	28,634	28,058	28,903

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended November 30,
	2016			2015
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
Income	$59,800	$(2,188)	$57,612	$53,034	$(6,256)	$46,778
Cash flow hedge activity - foreign currency contracts
Changes in fair market value	2,049	(370)	1,679	1,841	(270)	1,571
Settlements reclassified to income	(522)	73	(449)	(263)	100	(163)
Total other comprehensive income	1,527	(297)	1,230	1,578	(170)	1,408
Comprehensive income	$61,327	$(2,485)	$58,842	$54,612	$(6,426)	$48,186

	Nine Months Ended November 30,
	2016			2015
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
Income	$112,905	$(7,912)	$104,993	$106,706	$(15,066)	$91,640
Cash flow hedge activity - foreign currency contracts
Changes in fair market value	2,319	(412)	1,907	2,653	(480)	2,173
Settlements reclassified to income	(505)	20	(485)	(503)	135	(368)
Total other comprehensive income	1,814	(392)	1,422	2,150	(345)	1,805
Comprehensive income	$114,719	$(8,304)	$106,415	$108,856	$(15,411)	$93,445

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended November 30,
	2016	2015
Cash provided (used) by operating activities:
Net income	$104,993	$91,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,323	31,946
Amortization of financing costs	876	869
Provision for doubtful receivables	1,489	501
Non-cash share-based compensation	11,661	6,146
Non-cash intangible asset impairment charges	7,400	3,000
Loss on the sale or disposal of property and equipment	167	66
Deferred income taxes and tax credits	(8,769)	(3,833)
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	(66,005)	(66,981)
Inventories	7,001	(46,316)
Prepaid expenses and other current assets	(2,134)	(361)
Other assets and liabilities, net	(3,772)	8,251
Accounts payable	29,004	24,020
Accrued expenses and other current liabilities	22,410	22,892
Accrued income taxes	1,496	1,908
Net cash provided by operating activities	139,140	73,748

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(14,989)	(12,418)
Proceeds from the sale of property and equipment	32	7
Payments to acquire businesses	(209,258)	(42,750)
Net cash used by investing activities	(224,215)	(55,161)

Cash provided (used) by financing activities:
Proceeds from line of credit	328,600	415,200
Repayment of line of credit	(380,600)	(371,800)
Repayment of long-term debt	(3,800)	(1,900)
Payment of financing costs	(89)	(19)
Proceeds from share issuances under share-based compensation plans	7,451	10,778
Payment of tax obligations resulting from cashless share award settlements	(507)	-
Payment of tax obligations resulting from cashless share settlement of severance obligation	-	(12,000)
Payments for repurchases of common stock	(75,000)	(50,000)
Net cash used by financing activities	(123,945)	(9,741)

Net increase (decrease) in cash and cash equivalents	(209,020)	8,846
Cash and cash equivalents, beginning balance	225,800	12,295
Cash and cash equivalents, ending balance	$16,780	$21,141

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

November 30, 2016

Note 1 - Basis of Presentation and Conventions Used in this Report

The accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of November 30, 2016 and February 29, 2016, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 29, 2016, and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

Not yet adopted:

In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other Than Inventory.” ASU 2016-16 amends accounting guidance for intra-entity transfer of assets other than inventory to require the recognition of taxes when the transfer occurs. The amendment will be effective for the Company in fiscal year 2019 with early adoption permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. A modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment consisting of the net impact from (1) the write-off of any unamortized expense previously deferred and (2) recognition of any previously unrecognized deferred tax assets, net of any valuation allowance.  The new guidance does not include any specific new disclosure requirements. The new guidance may impact the Company’s effective tax rate, after adoption. The Company is currently evaluating the impact this guidance may have on our consolidated financial position, results of operations and cash flows.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, issued as a new Topic, ASC Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB affirmed its proposal to defer the effective date of the standard to annual reporting periods beginning after December 15, 2017 (and interim reporting periods within those years). Accordingly, we will be required to adopt the new standard in our fiscal year 2019 and can adopt either retrospectively or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the effect of this new accounting guidance.  Therefore, we have not yet selected a transition method nor have we determined the impact that the new standard may have on our consolidated financial position, results of operations and cash flows.

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

We elected to early adopt the new guidance in the first quarter of fiscal year 2017. This required us to reflect any adjustments as of March 1, 2016. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than additional paid-in capital for all periods after fiscal year 2016. We elected to change our accounting policy regarding forfeitures. Previously, we estimated forfeitures expected to occur in the determination of compensation costs. Going forward we will now recognize forfeitures in the period they occur. The cumulative effect adjustments made upon adoption were not material. For the three- and nine-months ended November 30, 2016, we recognized additional share-based compensation expense of $0.44 and $1.13 million, respectively, from the change in accounting for forfeitures of share-based awards, and we recognized $0.29 and $1.64 million, respectively, of excess tax benefits in income tax expense rather than additional paid-in capital. The excess tax benefits were reported as an increase to cash provided by operations in the statement of cash flows.

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

IMPACT OF RECENT ACCOUNTING CHANGES

(in thousands)

			Increase (Decrease)
	Standard	Transition Method	November 30, 2016	February 29, 2016
Consolidated Balance Sheets
Current deferred tax assets, net	ASU 2015-17	Retrospective	$(23,303)	$(17,636)
Long-term deferred tax assets, net	ASU 2015-17	Retrospective	$1,207	$879
Long-term deferred tax assets, net	ASU-2016-09	Modified retrospective	$(232)	$-
Other assets - debt issuance costs	ASU 2015-03	Retrospective	$(12,706)	$(12,618)
Other assets - accumulated amortization	ASU 2015-03	Retrospective	$(9,500)	$(8,625)

Long-term debt, current maturities	ASU 2015-03	Retrospective	$(1,172)	$(1,156)
Long-term deferred tax liabilities, net	ASU 2015-17	Retrospective	$(22,096)	$(16,757)
Long-term debt, excluding current maturities	ASU 2015-03	Retrospective	$(2,033)	$(2,837)

Additional paid-in capital	ASU-2016-09	Modified retrospective	$588	$-
Retained earnings	ASU-2016-09	Modified retrospective	$(820)	$-

IMPACT OF RECENT ACCOUNTING CHANGES

(in thousands)

			Increase (Decrease)
			Three Months Ended November 30,
	Standard	Transition Method	2016	2015
Consolidated Statements of Income
Share-based compensation expense	ASU-2016-09	Modified retrospective	$435	$-
Current income tax expense	ASU-2016-09	Modified retrospective	$(294)	$-

Consolidated Statements of Cash Flows
Cash provided by operating activities:
Accrued income taxes	ASU-2016-09	Retrospective	$294	$396

Cash provided by financing activities:
Share-based compensation tax benefit	ASU-2016-09	Retrospective	$(294)	$(396)

			Increase (Decrease)
			Nine Months Ended November 30,
	Standard	Transition Method	2016	2015
Consolidated Statements of Income
Share-based compensation expense	ASU-2016-09	Modified retrospective	$1,126	$-
Current income tax expense	ASU-2016-09	Modified retrospective	$(1,638)	$-

Consolidated Statements of Cash Flows
Cash provided by operating activities:
Accrued income taxes	ASU-2016-09	Retrospective	$1,638	$989

Cash provided by financing activities:
Share-based compensation tax benefit	ASU-2016-09	Retrospective	$(1,638)	$(989)

Note 3 – Commitments and Contingencies

On January 22, 2016, a jury ruled against the Company in a case that involved claims by Exergen Corporation. The case involved the alleged patent infringement related to two forehead thermometer models sold by our subsidiary, Kaz USA, Inc., in the United States. As a result of the jury verdict, the Company recorded a charge in the fiscal quarter ended February 29, 2016, including legal fees and other related expenses, of $17.83 million ($17.79 million, after tax). On June 8, 2016, certain post-trial motions were concluded with Exergen Corporation being awarded an additional $1.47 million of pre-judgment compensation. We accrued this additional amount in the fiscal quarter ended May 31, 2016. On July 6, 2016, the Company appealed the judgment to the United States Court of Appeals for the Federal Circuit. The Company intends to vigorously pursue its appellate rights and defend against the underlying judgment.

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

The following table summarizes the activity in our warranty accrual for the periods covered below:

ACCRUAL FOR WARRANTY RETURNS

(in thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
Beginning balance	$19,459	$20,797	$20,622	$23,553
Additions to the accrual	14,858	17,127	43,052	43,885
Reductions of the accrual - payments and credits issued	(12,457)	(14,386)	(41,814)	(43,900)
Ending balance	$21,860	$23,538	$21,860	$23,538

Notes 7, 10, 12, 13 and 16 to these consolidated condensed financial statements provide additional information regarding certain of our significant commitments and contingencies.

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

For the periods covered below, the basic and diluted shares are as follows:

WEIGHTED AVERAGE DILUTED SECURITIES

(in thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
Weighted average shares outstanding, basic	27,484	28,129	27,700	28,361
Incremental shares from share-based payment arrangements	318	505	358	542
Weighted average shares outstanding, diluted	27,802	28,634	28,058	28,903

Dilutive securities, stock options	325	505	401	553
Dilutive securities, unvested or unsettled stock awards	163	269	163	292
Antidilutive securities, stock options	149	139	142	162

Note 5 – Segment Information

The following tables contain segment information for the periods covered below:

THREE MONTHS ENDED

(in thousands)

			Nutritional
November 30, 2016	Housewares (1)	Health & Home	Supplements	Beauty	Total
Sales revenue, net	$124,723	$179,842	$32,163	$107,686	$444,414
Asset impairment charges	-	-	-	-	-
Operating income (loss)	29,223	20,155	(80)	14,021	63,319
Capital and intangible asset expenditures	1,100	1,492	1,558	624	4,774
Depreciation and amortization	1,429	5,221	2,108	2,467	11,225

			Nutritional
November 30, 2015	Housewares	Health & Home	Supplements	Beauty	Total
Sales revenue, net	$87,816	$186,418	$37,492	$133,777	$445,503
Asset impairment charges	-	-	-	-	-
Operating income	15,536	18,072	3,034	18,991	55,633
Capital and intangible asset expenditures	406	4,734	865	467	6,472
Depreciation and amortization	1,065	5,281	1,956	2,417	10,719

(1)

The three months ended November 30, 2016 includes three months of operating results of Hydro Flask, which was acquired on March 18, 2016. There were no comparable results in the same period last year. See Notes 8 and 9 to these consolidated condensed financial statements for further information regarding the acquisition.

NINE MONTHS ENDED

(in thousands)

			Nutritional
November 30, 2016	Housewares (1)	Health & Home	Supplements	Beauty	Total
Sales revenue, net	$315,302	$470,650	$101,215	$273,355	$1,160,522
Asset impairment charges	-	-	5,000	2,400	7,400
Operating income (loss)	68,956	39,156	(6,581)	22,173	123,704
Capital and intangible asset expenditures	3,938	3,526	3,665	3,860	14,989
Depreciation and amortization	4,200	15,738	6,242	7,143	33,323

			Nutritional
November 30, 2015	Housewares	Health & Home	Supplements	Beauty	Total
Sales revenue, net	$231,850	$472,714	$114,980	$340,433	$1,159,977
Asset impairment charges	-	-	-	3,000	3,000
Operating income	41,861	31,298	8,623	32,826	114,608
Capital and intangible asset expenditures	1,022	6,258	2,771	2,367	12,418
Depreciation and amortization	3,148	15,858	5,889	7,051	31,946

(1)

The nine months ended November 30, 2016 includes approximately eight and a half months of operating results of Hydro Flask, which was acquired on March 18, 2016. There were no comparable results in the same period last year. See Notes 8 and 9 to these consolidated condensed financial statements for further information regarding the acquisition.

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

Note 6 – Comprehensive Income (Loss)

The table below presents the changes in accumulated other comprehensive income (loss) by component and the amounts reclassified out of accumulated other comprehensive income (loss) for the 2017 fiscal year-to-date:

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

(in thousands)

Unrealized Holding Gains (Losses) on Cash Flow Hedges (1)
Balance at February 29, 2016	$665
Other comprehensive income before reclassification	2,319
Amounts reclassified out of accumulated other comprehensive income	(505)
Tax effects	(392)
Other comprehensive income (loss)	1,422
Balance at November 30, 2016	$2,087

(1)

Represents activity associated with certain foreign currency contracts. Balances at November 30, 2016 and February 29, 2016 include net deferred tax benefits (expense) of ($0.39) and $0.00 million, respectively.

Note 7 – Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

(in thousands)

	Estimated
	Useful Lives			November 30,	February 29,
	(Years)			2016	2016
Land		-		$12,800	$12,800
Building and improvements	3	-	40	108,971	108,509
Computer, furniture and other equipment	3	-	15	74,946	70,778
Tools, molds and other production equipment	1	-	10	30,870	28,254
Construction in progress		-		10,072	4,050
Property and equipment, gross				237,659	224,391
Less accumulated depreciation				(103,780)	(93,926)
Property and equipment, net				$133,879	$130,465

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)

	November 30,	February 29,
	2016	2016
Accrued compensation, benefits and payroll taxes	$31,358	$28,912
Accrued sales returns, discounts and allowances	31,823	27,530
Accrued warranty returns	21,860	20,622
Accrued advertising	27,849	22,087
Accrued legal fees and settlements	17,173	16,699
Accrued royalties	10,864	7,961
Accrued property, sales and other taxes	8,917	6,938
Accrued freight and duty	4,872	2,043
Accrued product liability	1,814	2,098
Derivative liabilities, current	169	495
Liability for uncertain tax positions	-	536
Other	8,724	5,324
Total accrued expenses and other current liabilities	$165,423	$141,245

OTHER LIABILITIES, NONCURRENT

(in thousands)

	November 30,	February 29,
	2016	2016
Deferred compensation liability	$6,340	$8,298
Liability for uncertain tax positions	6,724	8,201
Other liabilities	8,774	10,116
Total other liabilities, noncurrent	$21,838	$26,615

Note 8 – Goodwill and Intangible Assets

Our annual impairment testing for goodwill and indefinite lived intangible assets has historically occurred in the first quarter of our fiscal year.  In December 2016, we elected to change our annual impairment testing to the fourth quarter of our fiscal year. Accordingly, we will perform annual impairment testing and report the results concurrent with the reporting of our fiscal year 2017 results, which will be in addition to the impairment tests described below.

Annual Impairment Testing in the First Quarter of Fiscal Year 2017 - We performed our annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal year 2017. As a result of our testing of indefinite-lived trademarks, we recorded non-cash asset impairment charges of $7.40 million ($5.10 million after tax). The charges were related to certain brand assets and trademarks in our Beauty and Nutritional Supplements segments, which were written down to their estimated fair values, determined on the basis of our estimated future discounted cash flows using the relief from royalty valuation method.

Impairments in the Fourth Quarter of Fiscal Year 2016 – We performed certain interim impairment testing in the fourth quarter of fiscal year 2016 for certain of our brands as a result of revised growth outlooks. As a result of our testing, we recorded a non-cash impairment charge of $3.00 million ($2.66 million after tax). The charge was related to a trademark in our Beauty segment, which was written down to fair value, determined on the basis of our estimated future discounted cash flows using the relief from royalty valuation method.

Annual Impairment Testing in the First Quarter of Fiscal Year 2016 - We performed our annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal year 2016. As a result of our testing of indefinite-lived trademarks, we recorded a non-cash asset impairment charge of $3.00 million ($2.66 million after tax). The charge was related to a trademark in our Beauty segment, which was written down to its estimated fair value, determined on the basis of our estimated future discounted cash flows using the relief from royalty valuation method.

A summary of the carrying amounts and associated accumulated amortization for all intangible assets by operating segment follows:

GOODWILL AND INTANGIBLE ASSETS

(in thousands)

	November 30, 2016				February 29, 2016
	Gross	Cumulative			Gross	Cumulative
	Carrying	Goodwill	Accumulated	Net Book	Carrying	Goodwill	Accumulated	Net Book
	Amount	Impairments	Amortization	Value	Amount	Impairments	Amortization	Value
Housewares:
Goodwill (1)	$282,065	$-	$-	$282,065	$166,132	$-	$-	$166,132
Trademarks - indefinite (1)	134,200	-	-	134,200	75,200	-	-	75,200
Other intangibles - finite (1)	40,251	-	(14,826)	25,425	15,448	-	(12,916)	2,532
Total Housewares	456,516	-	(14,826)	441,690	256,780	-	(12,916)	243,864

Health & Home:
Goodwill	284,913	-	-	284,913	284,913	-	-	284,913
Trademarks - indefinite	54,000	-	-	54,000	54,000	-	-	54,000
Licenses - finite	15,300	-	(15,045)	255	15,300	-	(12,750)	2,550
Licenses - indefinite	7,400	-	-	7,400	7,400	-	-	7,400
Other intangibles - finite	116,862	-	(63,244)	53,618	116,575	-	(54,913)	61,662
Total Health & Home	478,475	-	(78,289)	400,186	478,188	-	(67,663)	410,525

Nutritional Supplements:
Goodwill	96,609	-	-	96,609	96,609	-	-	96,609
Brand assets - indefinite	60,520	-	-	60,520	65,520	-	-	65,520
Other intangibles - finite	44,180	-	(15,144)	29,036	44,180	-	(10,431)	33,749
Total Nutritional Supplements	201,309	-	(15,144)	186,165	206,309	-	(10,431)	195,878

Beauty:
Goodwill	81,841	(46,490)	-	35,351	81,841	(46,490)	-	35,351
Trademarks - indefinite	46,354	-	-	46,354	48,754	-	-	48,754
Trademarks - finite	150	-	(91)	59	150	-	(87)	63
Licenses - finite	13,696	-	(11,770)	1,926	13,696	-	(11,532)	2,164
Licenses - indefinite	10,300	-	-	10,300	10,300	-	-	10,300
Other intangibles - finite	46,402	-	(38,593)	7,809	46,402	-	(34,545)	11,857
Total Beauty	198,743	(46,490)	(50,454)	101,799	201,143	(46,490)	(46,164)	108,489
Total goodwill and intangible assets	$1,335,043	$(46,490)	$(158,713)	$1,129,840	$1,142,420	$(46,490)	$(137,174)	$958,756

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

AMORTIZATION OF INTANGIBLE ASSETS

(in thousands)

Aggregate Amortization Expense
For the three months ended
November 30, 2016	$7,199
November 30, 2015	$6,861

Aggregate Amortization Expense
For the nine months ended
November 30, 2016	$21,625
November 30, 2015	$20,883

Estimated Amortization Expense
For the fiscal years ended
February 2017	$28,289
February 2018	$24,972
February 2019	$20,398
February 2020	$19,083
February 2021	$16,501
February 2022	$6,007

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

The fair values of the above assets acquired and liabilities assumed were estimated by applying income and market approaches. These fair value measurements are based on significant inputs that are not observable in the market. Therefore, they represent Level 3 measurements. Key assumptions include various discount rates based upon a 12.3 percent weighted average cost of capital; royalty rates used in the determination of trade names and technology asset values of 6 and 2 percent, respectively; and a customer attrition rate used in the determination of customer relationship values of approximately 4 percent per year.

The impact of the Hydro Flask acquisition on the Company’s consolidated condensed statements of income for the three- and nine-months ended November 30, 2016 is as follows:

HYDRO FLASK - IMPACT ON CONSOLIDATED CONDENSED STATEMENTS OF INCOME

March 18, 2016 (Acquisition Date) through November 30, 2016

(in thousands, except earnings per share data)

	November 30, 2016
	Three Months	Nine Months
	Ended	Ended
Sales revenue, net	$34,349	$77,777
Net income	10,684	22,428

Earnings per share:
Basic	$0.39	$0.81
Diluted	$0.38	$0.80

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

HYDRO FLASK

PRO FORMA IMPACT ON CONSOLIDATED CONDENSED STATEMENTS OF INCOME

As if the Acquisition had been completed at the beginning of March 1, 2015

(in thousands, except earnings per share data)

	Three Months Ended November 30,
	2016	2015
Sales revenue, net	$444,414	$464,158
Net income	57,612	51,259

Earnings per share:
Basic	$2.10	$1.82
Diluted	$2.07	$1.79

	Nine Months Ended November 30,
	2016	2015
Sales revenue, net	$1,164,017	$1,201,647
Net income	105,630	101,139

Earnings per share:
Basic	$3.81	$3.57
Diluted	$3.76	$3.50

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

Note 10 – Long-Term Debt

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provided for an unsecured total revolving commitment of $650 million as of November 30, 2016. On December 7, 2016, the Credit Agreement was amended to increase the unsecured revolving commitment of the Credit Agreement from $650 million to $1 billion. The amendment also extended the maturity date of the Credit Agreement from January 16, 2020 to December 7, 2021. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment fees and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. As of November 30, 2016, the outstanding revolving loan principal balance was $498.10 million and the face amount of outstanding letters of credit was $1.50 million. For the three- and nine-months ended November 30, 2016, borrowings under the Credit Agreement incurred interest charges at rates ranging from 2.02 to 4.25 percent and 1.93 to 4.25 percent, respectively. For the three- and nine-months ended November 30, 2015, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.44 to 3.75 percent and 1.43 to 4.00 percent, respectively. As of November 30, 2016, the amount available for borrowings under the Credit Agreement was $150.40 million.

Additional information regarding a subsequent amendment to our Credit Agreement is provided in Note 16 to these consolidated condensed financial statements.

A summary of our long-term debt is as follows:

LONG-TERM DEBT

(in thousands)

	Original
	Date	Interest		November 30,	February 29,
	Borrowed	Rates	Matures	2016	2016
$37.61 million unsecured loan with the Mississippi Business Finance Corporation (the "MBFC Loan"), interest is set and payable quarterly at a Base Rate, plus a margin of up to 1.00%, or applicable LIBOR plus a margin of up to 2.00%, as determined by the interest rate elected and the Leverage Ratio. Loan subject to holder's call on or after March 1, 2018. Loan can be prepaid without penalty. (1)	03/13	Floating	03/23	$29,917	$33,706
$100 million unsecured Senior Notes payable at a fixed interest rate of 3.90%. Interest payable semi-annually. Annual principal payments of $20 million began in January 2014. Prepayment of notes are subject to a "make whole" premium.	01/11	3.90%	01/18	39,692	39,496
Credit Agreement	01/15	Floating	01/20	495,293	546,712
Total long-term debt				564,902	619,914
Less current maturities of long-term debt				(24,528)	(22,644)
Long-term debt, excluding current maturities				$540,374	$597,270

(1)

A $3.80 million principal payment was made on March 1, 2016. The remaining principal balance of the MBFC loan is payable as follows: $5.70 million on March 1, 2017; $1.90 million annually on March 1, 2018 through 2022; and $14.81 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

The fair market value of the fixed rate debt at November 30, 2016, computed using a discounted cash flow analysis and comparable market rates was $40.31 million, compared to the $39.69 million book value and represents a Level 2 liability. Our other long-term debt has floating interest rates, and its book value approximates its fair value at November 30, 2016.

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

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our debt agreements require the maintenance of certain financial covenants, including maximum leverage ratios, minimum interest coverage ratios and minimum consolidated net worth levels (as each of these terms is defined in the various agreements). Our debt agreements also contain other customary covenants, including among other things, covenants restricting or limiting the Company, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on its properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) repurchasing shares of our common stock and paying dividends. As of November 30, 2016, our debt agreements effectively limited our ability to incur more than $180.77 million of additional debt from all sources, including the Credit Agreement. We were in compliance with the terms of these agreements as of November 30,

2016.

Note 11 – Income Taxes

Income tax expense for the three- and nine-months ended November 30, 2016 was 3.7 and 7.0 percent of income before income taxes, respectively, compared to 11.8 and 14.1 percent, respectively, for the same periods last year. The year-over-year decrease in our effective tax rate for both periods was primarily due to:

•	a $1.40 million tax benefit recorded in the fiscal quarter ended May 31, 2016 related to the resolution of uncertain tax positions;

•	$0.29 and $1.64 million in tax benefits, respectively, for the three- and nine-months ended November 30,

2016, resulting from the recognition of excess tax benefits from share-based compensation in income tax expense rather than paid-in capital due to our adoption of  ASU 2016-09;

•	$1.18 million in tax benefits recorded in the fiscal quarter ended November 30, 2016 due to the finalization of certain tax returns; and

•	shifts in the mix of taxable income in our various tax jurisdictions.

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

Note 12 – Fair Value

The fair value hierarchy of our financial assets and liabilities are presented below at fair value and measured on a recurring basis is as follows:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES

(in thousands)

Fair Values at
November 30, 2016
(Level 2) (1)
Assets:
Money market accounts	$985
Foreign currency contracts	3,381
Total assets	$4,366

Liabilities:
Fixed rate debt (2)	$40,309
Floating rate debt	525,210
Foreign currency contracts	169
Total liabilities	$565,688

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

We classify our fixed and floating rate debt as Level 2 liabilities because the estimation of their fair market value requires the use of discount rates based upon current market rates of interest for debt with comparable terms. These discount rates are significant other observable market inputs. The fair market value of the fixed rate debt was computed using a discounted cash flow analysis and discount rates of 1.27 percent at November 30, 2016 and 2.39 percent at February 29, 2016. All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

We use derivatives for hedging purposes. As of November 30, 2016, our derivatives consist of foreign currency contracts. We determine the fair value of our derivative instruments based on Level 2 inputs in the fair value hierarchy. See Notes 6, 7 and 13 to these consolidated condensed financial statements for more information on our hedging activities.

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

Note 13 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During both the three- and nine-months ended November 30, 2016, approximately 12 percent of our net sales revenue was in foreign currencies. During the three- and nine-months ended November 30,

2015, approximately 16 and 15  percent, respectively, of our net sales revenue was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars. We make most of our inventory purchases from the Far East and primarily use the U.S. Dollar for such purchases. In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement of the balance sheet are recognized in SG&A. For the three- and nine-months ended November 30, 2016, we recorded net foreign exchange gains (losses) from remeasurement, including the impact of foreign currency hedges and cross-currency debt swaps, of ($0.11) and ($0.60) million, respectively, in SG&A, and ($0.16) and ($0.09) million, respectively, in income tax expense. For the three- and  nine-months ended November 30, 2015, we recorded net foreign exchange gains (losses) from remeasurement, including the impact of foreign currency hedges and cross-currency debt swaps, of ($0.44) and ($2.54) million, respectively, in SG&A, and $0.27 and $0.33 million, respectively, in income tax expense.

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

Chinese Renminbi Currency Exchange Uncertainties - A significant portion of the products we sell are purchased from third-party manufacturers in China. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years, devaluing by approximately 6.0 percent against the U.S. Dollar during fiscal year 2016, and by approximately 5.5 percent during the nine months ended November 30, 2016. If China’s currency fluctuates against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations. There can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, financial condition and results of operations.

Venezuelan Bolivar Currency Exchange Uncertainties - In February 2016, the Venezuelan government announced changes to its foreign currency exchange system. These changes included an immediate devaluation of its official exchange rate, now known as DIPRO, from 6.30 Bolivars per U.S. Dollar to 10.00 Bolivars per U.S. Dollar. The changes also included the dissolution of its previous alternative exchange rate systems, and the institution of a new alternative exchange system known as DICOM governing all other transactions not covered by DIPRO. DICOM replaced SIMADI, which closed at February 29, 2016 at approximately 205 Bolivars per U.S. Dollar. DICOM opened in early March 2016 at approximately 207 Bolivars per U.S. Dollar.

As a result of the further devaluation of the official exchange rate, continued economic instability from declines in oil prices and the declaration of an economic emergency, among other factors, we determined that SIMADI was the most appropriate rate to use to re-measure our financial statements as of February 29, 2016. The determination was further substantiated by Venezuela’s announcement of DICOM as an intended market-based rate, which opened at approximately the same rate as SIMADI shortly after the end of our fiscal year. As a result of the adoption of SIMADI, we recorded Venezuelan re-measurement related charges totaling $18.73 million in the fourth quarter of fiscal year 2016.

The Company adopted DICOM in the first quarter of fiscal year 2017. Absent further changes in the exchange system, or unless future developments call for further changes, we intend to use DICOM to re-measure our financial statements going forward. At the current DICOM exchange rate, we expect that U.S. Dollar reported operating results from Venezuela will no longer be meaningful to the Company. Net sales revenue from Venezuela for the three- and nine-months ended November 30, 2016 was $0.16 and $0.53 million, respectively, compared to $7.20 and $17.24 million, respectively, for same periods last year. Operating income (loss) from Venezuela for the three- and nine-months ended November 30, 2016 was $0.05 and $(0.06) million, respectively, compared to $3.12 and $6.44 million, respectively, for same periods last year. Developments within the Venezuelan economy, including any future governmental interventions, are beyond our ability to control or predict, and we cannot assess the impact, if any, such events may have on our Venezuelan business.

Interest Rate Risk – Interest on our outstanding debt as of November 30, 2016 is both floating and fixed. Fixed rates are in place on $40 million of Senior Notes at 3.90% and floating rates are in place on the balance of all other debt outstanding, which totaled $528.11 million as of November 30, 2016. If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under our Credit Agreement and the MBFC Loan.

The fair values of our derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

	November 30, 2016
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
		Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	2/2018	€15,750	$1,186	$140	$-	$-
Foreign currency contracts - sell Canadian Dollars	Cash flow	12/2017	$19,000	48	1	164	-
Foreign currency contracts - sell Pounds	Cash flow	8/2017	£6,150	1,224	-	-	-
Foreign currency contracts - sell Mexican Pesos	Cash flow	5/2017	$9,600	48	-	-	-
Foreign currency contracts - sell Australian Dollars	Cash flow	2/2017	$250	-	-	5	-
Subtotal				2,506	141	169	-

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swaps	(1)	1/2018	$10,000	-	734	-	-
Total fair value				$2,506	$875	$169	$-

	February 29, 2016
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
		Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	2/2017	€27,000	$1,066	$-	$-	$-
Foreign currency contracts - sell Canadian Dollars	Cash flow	6/2017	$28,000	-	-	495	7
Foreign currency contracts - sell Pounds	Cash flow	2/2017	£3,450	94	-	-	-
Foreign currency contracts - sell Australian Dollars	Cash flow	8/2016	$1,650	6	-	-	-
Subtotal				1,166	-	495	7

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swap	(1)	1/2018	$5,000	-	206	-	-
Total fair value				$1,166	$206	$495	$7

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

The pre-tax effect of derivative instruments for the periods covered in this quarterly report are as follows:

PRE-TAX EFFECT OF DERIVATIVE INSTRUMENTS

(in thousands)

	Three Months Ended November 30,
	Gain / (Loss)		Gain / (Loss) Reclassified from
	Recognized in OCI		Accumulated Other Comprehensive			Gain / (Loss) Recognized
	(effective portion)		Income (Loss) into Income			As Income
	2016	2015	Location	2016	2015	Location	2016	2015
Currency contracts - cash flow hedges	$2,049	$1,841	SG&A	$522	$263		$-	$-
Cross-currency debt swaps - principal	-	-		-	-	SG&A	493	324
Cross-currency debt swaps - interest	-	-		-	-	Interest Expense	-	-
Total	$2,049	$1,841		$522	$263		$493	$324

	Nine Months Ended November 30,
	Gain / (Loss)		Gain / (Loss) Reclassified from
	Recognized in OCI		Accumulated Other Comprehensive			Gain / (Loss) Recognized
	(effective portion)		Income (Loss) into Income			As Income
	2016	2015	Location	2016	2015	Location	2016	2015
Currency contracts - cash flow hedges	$2,319	$2,653	SG&A	$505	$503		$-	$-
Cross-currency debt swaps - principal	-	-		-	-	SG&A	528	324
Cross-currency debt swaps - interest	-	-		-	-	Interest Expense	35	-
Total	$2,319	$2,653		$505	$503		$563	$324

We expect pre-tax net gains of $2.34 million associated with foreign currency contracts currently reported in accumulated other comprehensive income, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates change and the underlying contracts settle.

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

Note 14 – Repurchase of Helen of Troy Common Stock

As of November 30, 2016, we were authorized by our Board of Directors to purchase up to $83.43 million of common stock in the open market or through private transactions. Our current equity-based compensation plans include provisions that allow for the “net exercise” of share settled awards by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. These transactions are accounted for by the Company as a purchase and retirement of shares and are included in the table below as common stock received in connection with share-based compensation.

The following table summarizes our share repurchase activity for the periods covered below:

SHARE REPURCHASES

	Three Months Ended November 30,			Nine Months Ended November 30,
	2016	2015		2016	2015
Common stock repurchased on the open market or through tender offer:
Number of shares	922,731	-		922,731	556,591
Aggregate value of shares (in thousands)	$75,000	$-		$75,000	$50,000
Average price per share	$81.28	$-		$81.28	$89.83

Common stock received in connection with share-based compensation:
Number of shares	961	116,012	(1)	6,235	117,294
Aggregate value of shares (in thousands)	$83	$6,292	(1)	$590	$6,411
Average price per share	$85.97	$54.24	(1)	$94.60	$54.66

(1)

On November 17, 2015, in connection with the settlement of a dispute with our former CEO, the Company issued 276,548 shares of common stock as payment of separation compensation due to our former CEO under his employment and separation agreements. Our former CEO tendered 116,012 shares back to the Company as payment for related federal tax obligations. Under the terms of the settlement, employment and separation agreements, the number of shares issued and tendered were computed based upon a value of $54.24 per share. This was the fair value of the shares on September 4, 2014, the date the compensation payment would have settled, if settlement had not been delayed by the associated dispute. The Company previously accrued and disclosed the separation compensation in fiscal year 2014.

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

•

During the three- and nine-months ended November 30, 2016, we issued 1,358 and 3,829 restricted shares, respectively, to non-employee Board members with a total grant date fair value of $0.12 and $0.37 million, respectively, and average share prices of $90.31 and $96.27, respectively.

•

During the three- and nine-months ended November 30, 2016, we granted time-vested restricted stock units (“RSUs”) that may be settled for 306 and 83,888 shares of common stock, respectively, with average fair values at the grant dates of $88.18 and $97.60 per unit, respectively.

•	During the three months ended May 31, 2016, we granted performance-based restricted stock units (“PSUs”) for 69,728 shares of common stock, with an average fair value of $97.12 per unit.
•

During the three- and nine-months ended November 30, 2016, employee RSUs for 2,265 and 15,496 shares, respectively, vested and settled with total grant date fair values of $0.19 and $1.46 million, respectively, and average share prices of $85.97 and $94.47, respectively.

•	During the three- and nine-months ended November 30, 2016, employees exercised stock options to purchase 35,675 and 147,342 shares of common stock, respectively.

•	During the fiscal quarter ended August 31, 2016, employees purchased 14,580 shares of common stock for $1.12 million through our employee stock purchase plan.

We recorded the following share-based compensation expense in SG&A for the periods covered below:

SHARE-BASED PAYMENT EXPENSE

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
Stock options	$629	$718	$2,036	$2,055
Directors stock compensation	175	175	525	525
Performance based and other stock awards	2,151	1,368	8,998	3,500
Employee stock purchase plan	-	-	258	223
Share-based payment expense	2,955	2,261	11,817	6,303
Less income tax benefits	(706)	(396)	(2,920)	(989)
Share-based payment expense, net of income tax benefits	$2,249	$1,865	$8,897	$5,314

Earnings per share impact of share based payment expense:
Basic	$0.08	$0.07	$0.32	$0.19
Diluted	$0.08	$0.07	$0.32	$0.18

Note 16 – Subsequent Event

On December 7, 2016, the Company entered into a First Amendment to the Credit Agreement (the “Amendment”) with Bank of America, N.A., as administrative agent and the other lenders party thereto.  The Amendment increases the unsecured revolving commitment of the Credit Agreement from $650 million to $1 billion, subject to the terms and limitations described in the Credit Agreement. The maturity of the commitment under the Credit Agreement was extended from January 16, 2020 to December 7, 2021. The Credit Agreement was also amended to permit Qualified Acquisitions (as described in the Credit Agreement), provided that the Leverage Ratio (as defined in the Credit Agreement) immediately prior to a Qualified Acquisition is not greater than 3.50 to 1.00 and subject to certain other terms and limitations set forth in the Credit Agreement. If a Qualified Acquisition is consummated, the Leverage Ratio cannot be greater than: (1) 4.25 to 1.00 at any time during the fiscal quarter in which a Qualified Acquisition is consummated; (2) 4.00 to 1.00 at any time during the first, second and third fiscal quarters immediately following the fiscal quarter in which a Qualified Acquisition is consummated; and (3) 3.75 to 1.00 at any time during the fourth fiscal quarter immediately following the fiscal quarter in which a Qualified Acquisition is consummated.  In addition, the amount the Company may request to increase the aggregate revolving loan commitment under the accordion provision in the Credit Agreement, was increased from $150 million to $200 million, subject to lender approval and the satisfaction of certain other conditions.

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

Throughout this MD&A, we refer to certain measures used by management to evaluate financial performance. We also may refer to a number of financial measures that are not defined under GAAP, but have corresponding GAAP-based measures. Where non-GAAP measures appear, we provide tables reconciling these to their corresponding GAAP-based measures and make reference to a discussion of their use. We believe these measures provide investors with important information that is useful in understanding our business results and trends. Please see “Explanation of Certain Terms and Measures Used in MD&A” beginning on page 52 for more information on the use and calculation of certain GAAP-based and non-GAAP financial measures.

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

During the fiscal quarter and year-to-date periods ended November 30, 2016, sales to internet-based customers comprised approximately 15.0 and 13.3 percent, respectively, of our total consolidated net sales revenue compared to approximately 10.3 and 10.0 percent, respectively, for the same periods last year. As a result, we continue to refine our domestic distribution capabilities to adjust to this form of demand and meet the logistical challenge of higher frequency, smaller order size shipments.

With the continued growth in internet sales, we believe there are certain trends emerging in the retail environment. Many brick and mortar retailers are aggressively looking to their suppliers for gross margin improvement to make up the sales volume lost to the internet. In addition, retailers are rationalizing their product offerings with weaker brands being de-emphasized or replaced with private label. Major internet retailers are also becoming increasingly efficient with respect to inventory management and are able to operate with lower shelf stock and tighter safety stock. These conditions present continued risks, particularly in our Beauty segment. In addition, the direction of U.S. tax, international trade, and other economic policies, and the impending exit of the U.K. from the European Union (“Brexit”), has created additional uncertainty for our business.

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

The outlook for our international operations continues to remain uncertain due to currency weakness and inconsistent economic environments. During the fiscal quarter and year-to-date periods ended November 30, 2016, foreign currency fluctuations, particularly in Great Britain and Latin America, exposed our international operating results to significant variability and uncertainty, which was compounded by weakness in the retail environments throughout these markets.

We adopted the Venezuela DICOM exchange rate at the beginning of the first quarter of fiscal year 2017. At this time, we intend to continue to use DICOM to re-measure our financial statements. At the current DICOM exchange rate, we expect that U.S. Dollar reported operating results from Venezuela will no longer be meaningful to the Company. Developments within the Venezuelan economy, including any future governmental interventions, are beyond our ability to control or predict, and we cannot assess the impact, if any, such events may have on our Venezuelan business. For additional information, see Part I. Item 3. “Qualitative and Qualitative Disclosures about Market Risk – Foreign Currency Risk – Venezuelan Bolivar Currency Exchange Uncertainties.”

Financial Performance Highlights

Consolidated net sales revenue for the fiscal quarter ended November 30, 2016 decreased $1.09 million, or  0.2 percent, to $444.41 million, compared to $445.50 million for the same period last year. Consolidated net sales revenue for the fiscal year-to-date period ended November 30, 2016 increased $0.55 million to $1,160.52 million, compared to $1,159.98 million for the same period last year. Core business net sales revenue decreased $35.44 and $77.94 million, or 8.0 and 6.7 percent, for the fiscal quarter and year-to-date periods ended November 30, 2016, respectively, compared to the same periods last year.

Net sales revenue for the fiscal quarter and year-to-date periods ended November 30, 2016 includes the unfavorable impact of net foreign exchange fluctuations of $3.77 and $7.91 million, respectively, compared to the same periods last year. In addition to the impact from foreign currency fluctuations, the year-over-year comparisons of net sales revenue were unfavorably impacted by the Company’s transition from the official exchange rate in Venezuela to the market rate of DICOM, which is the lowest rate in the current exchange rate system. Net sales revenue from our Venezuelan operations decreased by $7.04 and $16.71 million to $0.16 and $0.53 million, respectively, for the fiscal quarter and year-to-date periods ended November 30, 2016, compared to $7.20 and $17.24 million in the same periods last year, primarily due to the adoption of the DICOM exchange rate. This impact is reported in the Beauty segment.

Net sales revenue in our Housewares segment increased $36.91 and $83.45 million for the fiscal quarter and year-to-date periods ended November 30, 2016, or 42.0 and 36.0 percent, respectively, compared to the same period last year. The year-over-year increases include $34.35 and $77.78 million of net sales from the Hydro Flask acquisition. For the fiscal quarter and year-to-date periods ended November 30, 2016, Housewares core business increased $2.56 million and $5.67 million, respectively, compared to the same periods last year. Net sales revenue in our Health & Home segment decreased $6.58 and $2.06 million, respectively, for the fiscal quarter and year-to-date periods ended November 30, 2016, or 3.5 and 0.4 percent, respectively, compared to the same periods last year. Net sales revenue in our Nutritional Supplements segment decreased $5.33 and $13.77 million, respectively, for the fiscal quarter and year-to-date periods ended November 30, 2016, or 14.2 and 12.0 percent, respectively, compared to the same periods last year. Net sales revenue in our Beauty segment decreased $26.09 and $67.08 million, respectively, for the fiscal quarter and year-to-date periods ended November 30, 2016, or 19.5 and 19.7 percent, respectively, compared to the same periods last year. The declines in the Beauty segment’s net sales revenue for the fiscal quarter and year-to-date periods ended November 30, 2016 include the net unfavorable impacts of $1.94 and $4.62 million, respectively, from foreign currency exchange fluctuations and $7.04 and $16.71 million in declines, respectively, from our Venezuelan operations, primarily due to the adoption of the DICOM exchange rate discussed above.

In addition to our net sales revenue performance discussed above, key results for the fiscal quarter and year-to-date periods ended November 30, 2016 include the following:

•

Consolidated gross profit margin increased 2.7 percentage points to 43.7 percent for the fiscal quarter ended November 30, 2016, compared to 41.0 percent for the same period last year. Consolidated gross profit margin increased 3.1 percentage points to 43.9 percent for the fiscal year-to-date ended November 30, 2016, compared to 40.8 percent for the same period last year.

•

Our SG&A ratio increased 1.0 percentage point to 29.5 percent for the fiscal quarter ended November 30, 2016, compared to 28.5 percent for the same period last year. Our SG&A ratio increased 1.9 percentage points to 32.6 percent for the fiscal year-to-date ended November 30, 2016, compared to 30.7 percent for the same period last year.

•

Operating income was $63.32 and $123.70 million, respectively, for the fiscal quarter and year-to-date periods ended November 30, 2016, compared to $55.63 and $114.61 million for the same periods last year. Operating income for the fiscal year-to-date period ended November 30, 2016 includes non-cash intangible asset impairment charges of $7.40 million, compared to $3.00 million for the same period last year. Operating income for the fiscal year-to-date period ended November 30, 2016 also includes a patent litigation charge of $1.47 million for which there were no comparable charges in the same period last year.  Operating income for the three- and nine-months ended November 30, 2015 includes a CEO succession charge of $6.71 million.

•

Adjusted operating margin was 16.5 percent for the fiscal quarter ended November 30, 2016, compared to 16.0 percent for the same period last year. Adjusted operating margin was 14.3 percent for the fiscal year-to-date ended November 30, 2016, compared to 13.0 percent for the same period last year.

•

Income tax expense was $2.19 and $7.91 million, or 3.7 and 7.0 percent of income before taxes, respectively, for the fiscal quarter and year-to-date periods ended November 30, 2016, compared to $6.26 and $15.07 million, or 11.8 and 14.1 percent of income before taxes, respectively, for the same periods last year.

•

Net income was $57.61 and $104.99 million, respectively, for the fiscal quarter and year-to-date periods ended November 30, 2016, compared to $46.78 and $91.64 million, respectively, for the same periods last year. Diluted earnings per share was $2.07 and $3.74, respectively, for the fiscal quarter and year-to-date periods ended November 30, 2016, compared to $1.63 and $3.17, respectively, for the same periods last year.

•

Adjusted income was $66.00 and $138.92 million, respectively, for the fiscal quarter and year-to-date periods ended November 30, 2016, compared to $59.17 and $122.21 million, respectively, for the same periods last year. Adjusted diluted EPS was $2.37 and $4.95, respectively, for the fiscal quarter and year-to-date periods ended November 30, 2016, compared to $2.07 and $4.23, respectively, for the same periods last year.

Adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS are non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. These measures are discussed further, and reconciled to their applicable GAAP-based measures on pages 36 through 37  for the fiscal quarter and 43 and 45 for the fiscal year-to-date period.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change and as a percentage of net sales revenue. We will refer to this table in the discussion of results of operations which follows:

SELECTED OPERATING DATA (1)

(in thousands)

	Three Months Ended November 30,				% of Sales Revenue, net
	2016	2015	$ Change	% Change	2016	2015
Sales revenue by segment, net
Housewares	$124,723	$87,816	$36,907	42.0%	28.1%	19.7%
Health & Home	179,842	186,418	(6,576)	(3.5)%	40.5%	41.8%
Nutritional Supplements	32,163	37,492	(5,329)	(14.2)%	7.2%	8.4%
Beauty	107,686	133,777	(26,091)	(19.5)%	24.2%	30.0%
Total sales revenue, net	444,414	445,503	(1,089)	(0.2)%	100.0%	100.0%
Cost of goods sold	250,199	262,979	(12,780)	(4.9)%	56.3%	59.0%
Gross profit	194,215	182,524	11,691	6.4%	43.7%	41.0%
Selling, general and administrative expense	130,896	126,891	4,005	3.2%	29.5%	28.5%
Asset impairment charges	-	-	-	-%	-%	-%
Operating income	63,319	55,633	7,686	13.8%	14.2%	12.5%
Nonoperating income, net	106	142	(36)	* %	-%	-%
Interest expense	(3,625)	(2,741)	(884)	32.3%	(0.8)%	(0.6)%
Total other expense	(3,519)	(2,599)	(920)	35.4%	(0.8)%	(0.6)%
Income before income taxes	59,800	53,034	6,766	12.8%	13.5%	11.9%
Income tax expense	2,188	6,256	(4,068)	(65.0)%	0.5%	1.4%
Net income	$57,612	$46,778	$10,834	23.2%	13.0%	10.5%

	Nine Months Ended November 30,				% of Sales Revenue, net
	2016	2015	$ Change	% Change	2016	2015
Sales revenue by segment, net
Housewares	$315,302	$231,850	$83,452	36.0%	27.2%	20.0%
Health & Home	470,650	472,714	(2,064)	(0.4)%	40.6%	40.8%
Nutritional Supplements	101,215	114,980	(13,765)	(12.0)%	8.7%	9.9%
Beauty	273,355	340,433	(67,078)	(19.7)%	23.6%	29.3%
Total sales revenue, net	1,160,522	1,159,977	545	0.0%	100.0%	100.0%
Cost of goods sold	650,912	686,129	(35,217)	(5.1)%	56.1%	59.2%
Gross profit	509,610	473,848	35,762	7.5%	43.9%	40.8%
Selling, general and administrative expense	378,506	356,240	22,266	6.3%	32.6%	30.7%
Asset impairment charges	7,400	3,000	4,400	146.7%	0.6%	0.3%
Operating income	123,704	114,608	9,096	7.9%	10.7%	9.9%
Nonoperating income, net	343	233	110	* %	-%	-%
Interest expense	(11,142)	(8,135)	(3,007)	37.0%	(1.0)%	(0.7)%
Total other expense	(10,799)	(7,902)	(2,897)	36.7%	(0.9)%	(0.7)%
Income before income taxes	112,905	106,706	6,199	5.8%	9.7%	9.2%
Income tax expense	7,912	15,066	(7,154)	(47.5)%	0.7%	1.3%
Net income	$104,993	$91,640	$13,353	14.6%	9.0%	7.9%

* Calculation is not meaningful

(1)

Includes three and approximately eight and a half months, respectively, of operating results of Hydro Flask for the fiscal quarter and year-to-date periods ended November 30, 2016, with no comparable results in the same periods last year. Hydro Flask operating results are reported in the Housewares segment.

Third Quarter of Fiscal Year 2017 Compared to Third Quarter of Fiscal Year 2016

Consolidated net sales revenue:

Consolidated net sales revenue for the fiscal quarter ended November 30, 2016 decreased $1.09 million to $444.41 million, compared to $445.50 million for the same period last year, a decrease of 0.2 percent. Net sales revenue in our Housewares segment increased $36.91 million, or 42.0 percent, compared to the same period last year. The year-over-year increase was comprised of $34.35 million of net sales from the Hydro Flask acquisition, and a $2.56 million increase in Housewares’ core business net sales revenue. Net sales revenue in our Health & Home segment decreased $6.58 million, or 3.5 percent, compared to the same period last year. Net sales revenue in our Nutritional Supplements segment decreased $5.33 million, or 14.2 percent, compared to the same period last year. Net sales revenue in our Beauty segment decreased $26.09 million, or 19.5 percent, compared to the same period last year. The decline in the Beauty segment includes the net unfavorable impact of $1.94 million of foreign currency exchange fluctuations and a $7.04 million decline from our Venezuelan operations, primarily due to the adoption of the DICOM exchange rate described previously.

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

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Three Months Ended November 30,
	2016	2015
Prior year's sales revenue, net	$445,503	$435,674
Components of sales revenue change, net
Core business	(35,438)	6,905
Incremental net sales revenue from acquisitions (non-core business):
Vicks VapoSteam (three months in fiscal year 2016)	-	2,924
Hydro Flask (three months in fiscal year 2017)	34,349	-
Change in sales revenue, net	(1,089)	9,829
Total sales revenue, net	$444,414	$445,503

Total net sales revenue growth	(0.2)%	2.3%
Core business	(8.0)%	1.6%
Acquisitions	7.7%	0.7%

Core business net sales revenue includes the unfavorable impact of $3.77 million, or 0.8 percent, from foreign currency fluctuations and a decline of $7.04 million, or 1.6 percent, from our Venezuela operations, primarily due to the adoption of a new exchange rate.

Impact of foreign currencies on net sales revenue:

During the fiscal quarters ended November 30, 2016 and 2015, approximately 12 and 16 percent, respectively, of our net sales revenue was denominated in foreign currencies. These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars. For the fiscal quarter ended November 30, 2016, the impact of net foreign currency exchange rate fluctuations negatively impacted our consolidated U.S. Dollar reported net sales revenue by approximately $3.77 million, or 0.8 percent. In our Beauty segment, foreign exchange fluctuations had a $1.94 million, or 1.5 percent, unfavorable impact on U.S. Dollar reported net sales revenue. In our Housewares and Health & Home segments, foreign exchange fluctuations had unfavorable impacts of $0.77 and $1.06 million, respectively, on U.S. Dollar reported net sales revenue.

In addition to the impact from foreign currency fluctuations, the year-over-year comparison of net sales revenue was unfavorably impacted by the Company’s transition to the Venezuelan exchange rate of DICOM. Net sales revenue from our Venezuelan operations decreased by $7.04 million to $0.16 million for the fiscal quarter ended November 30, 2016, compared to $7.20 million in the same period last year, primarily due to the adoption of the DICOM exchange rate. This impact reduced year-over-year net sales in the Beauty Segment by 5.3 percent.

Segment net sales revenue:

Housewares Segment - Net sales revenue in the Housewares segment for the fiscal quarter ended November 30, 2016 increased $36.91 million, or 42.0 percent, to $124.72 million, compared to $87.82 million for the same period last year. The year-over-year increase was comprised of $34.35 million of net sales from the Hydro Flask acquisition and an increase of $2.56 million, or 2.9 percent, in Housewares’ core business net sales revenue. Hydro Flask sales continue to be strong, fueled by new product introductions, expanded color assortments, increased shelf and display space, and new distribution gains. In the segment’s core business, a 4.2 percent increase in unit volume was partially offset by a 1.3 percent decrease in average unit selling prices. The increase in Housewares core net sales revenue occurred principally in the U.S., and was partially offset by a small decline in sales in EMEA due to the unfavorable impact of the weakened British Pound. Growth was primarily due to new promotional programs in the club channel and continued year over year growth from new products such as our multi-blade hand-held and table-top spiralizers and metal and glass bakeware. The decline in average unit selling price was primarily due to channel and product mix shifts. Growth in the internet channel exceeded growth at traditional brick and mortar retailers. We expect the segment’s long-term growth to continue to be driven by new products, category expansion, expanded shelf space and assortments at key traditional and internet retailers, and new distribution gains in international markets.

Health & Home Segment - Net sales revenue in the Health & Home segment for the fiscal quarter ended November 30, 2016 decreased $6.58 million, or 3.5 percent, to $179.84 million, compared to $186.42 million for the same period last year. Unit volume and average unit selling price decreases contributed 1.6 and 1.9 percent, respectively, to the comparative net sales decline. Unit volume declines were driven primarily by our de-emphasis of lower margin hot/cold therapy business and declines in humidifier shipments due to carryover inventory at certain key retailers from the weak cold/cough/flu season last year. These declines were partially offset by strong sales gains in our PUR water filtration business, early seasonal shipments of thermometry products, and growth in air purification. In the water filtration category, we believe consumer awareness of municipal water quality issues across the U.S. continues to drive more frequent consumer filter replacement, growth in household penetration and incremental gains in product placement with key retailers. The average unit selling price decline in the segment was principally due to a shift in sales mix, which included growth in sales of lower priced, but higher margin, consumables such as PUR water filters, VapoSteam and VapoPads. Foreign currency fluctuations reduced U.S. Dollar reported net sales revenue by $1.06 million, or 0.6 percent. Early season reports of cough/cold/flu incidence indicate the 2016-2017 season is below the 2015-2016 season, which was a below average season. If the trend continues, replenishment orders in the fourth quarter of fiscal year 2017 and the first quarter of fiscal year 2018 could be negatively impacted.

Nutritional Supplements Segment -  Net sales revenue for the fiscal quarter ended November 30, 2016 decreased $5.33 million, or 14.2 percent, to $32.16 million, compared to $37.49 million for the same period last year. Lower unit volumes and a decrease in average unit selling price contributed approximately 8.9 and 5.3 percent, respectively, to the decline in the segment’s net sales revenue. The decline in average selling price continues to be primarily driven by lower average order values and an increase in promotional pricing to develop new buyer growth in selected categories. Approximately $3.75 million of the segment’s net sales declines occurred in its offline and legacy print newsletter subscription businesses, which are being strategically re-positioned in the segment’s business model. The segment continues with the process of implementing a multi-year strategic transition from offline to online channels and is dedicating resources to its online interface and e-commerce platforms in an effort to improve order conversion and average order values.

Beauty Segment - Net sales revenue in the Beauty segment for the fiscal quarter ended November 30, 2016 decreased $26.09 million, or 19.5 percent, to $107.69 million, compared to $133.78 million for the same period last year. Lower unit volumes accounted for almost all of the decline in the segment’s net sales revenue. Improvement in product mix allowed the segment to maintain its overall average selling price with a better appliance category average unit price offsetting unfavorable mix shifts in the personal care and accessories categories. The decline in Beauty segment net sales revenue includes a $7.04 million decline from our Venezuelan operations, primarily due to the adoption of the DICOM exchange rate, and the net unfavorable impact of $1.94 million from foreign currency exchange fluctuations. The decrease in sales also includes a $2.61 million decline in foot care sales due to our de-emphasis of the category, as it has become commoditized. Product and channel rationalization, lower store traffic counts and soft consumer spending at traditional brick and mortar retailers, continued retail inventory rationalization within the segment’s product categories, and competitive pressures accounted for the remainder of the decline. We continue to expect challenging conditions for the segment for the balance of fiscal year 2017.

Consolidated gross profit margin:

Consolidated gross profit as a percentage of net sales revenue for the fiscal quarter ended November 30, 2016 increased 2.7 percentage points to 43.7 percent, compared to 41.0 percent for the same period last year. The increase in consolidated gross profit margin is primarily due to favorable shifts in product mix, product rationalization efforts, accretion from the Hydro Flask acquisition, and reductions in product costs, partially offset by the unfavorable impact of foreign currency fluctuations.

A significant portion of the products we sell are purchased from third-party manufacturers in China. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years, devaluing by approximately 6.0 percent against the U.S. Dollar during fiscal year 2016, and by approximately 5.5 percent during the nine months ended November 30, 2016. If China’s currency fluctuates against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations. There can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, financial condition and results of operations.

Selling, general and administrative expense (“SG&A”):

Our consolidated SG&A ratio increased 1.0 percentage point to 29.5 percent for fiscal quarter ended November 30, 2016, compared to 28.5 percent for the same period last year. The increase was primarily due to:

•

the impact of higher compensation costs due to hourly wage increases and increases in share-based compensation as new three-year performance based incentives enter their third year of existence and estimated performance factors are adjusted;

•	higher advertising expense; and

•	the impact within our core business that lower overall net sales had on operating leverage.

These factors were partially offset by improved distribution and logistics efficiency and lower outbound freight costs within our core business and the comparative impact of $6.71 million of CEO succession costs recorded in the same period last year.

Operating income by segment:

The following table sets forth segment operating income, for the periods covered below:

OPERATING INCOME BY SEGMENT

(in thousands)

	Three Months Ended November 30,				% of Sales Revenue, net
	2016	2015	$ Change	% Change	2016	2015
Housewares (1)	$29,223	$15,536	$13,687	88.1%	23.4%	17.7%
Health & Home	20,155	18,072	2,083	11.5%	11.2%	9.7%
Nutritional Supplements	(80)	3,034	(3,114)	(102.6)%	(0.2)%	8.1%
Beauty	14,021	18,991	(4,970)	(26.2)%	13.0%	14.2%
Total operating income	$63,319	$55,633	$7,686	13.8%	14.2%	12.5%

(1)	Includes three months of operating results from Hydro Flask, with no comparable results in the same period last year.

In the discussion that follows, our usage of the terms operating margin, operating expense ratio and operating leverage are further described and explained beginning on page 52.

Housewares Segment - Operating income for the fiscal quarter ended November 30, 2016 increased $13.69 million, or 88.1 percent, compared to the same period last year. Operating margin increased 5.7 percentage points to 23.4 percent, compared to 17.7 percent for the same period last year. The increase in operating margin was primarily due to the accretive impact of the Hydro Flask acquisition, which increased the segment operating margin by 3.9 percentage points. The improvement in the core business operating margin was primarily due to an increase in net sales revenue and its favorable impact on operating leverage, improvements in product sales mix, lower distribution, logistics and outbound freight costs and the comparative impact of CEO succession costs recorded in the same period last year.

Health & Home Segment - Operating income for the fiscal quarter ended November 30, 2016 increased $2.08 million, or 11.5 percent, compared to the same period last year. Operating margin increased 1.5 percentage points to 11.2 percent, compared to 9.7 percent for the same period last year. The increase in operating margin is primarily due to improved gross margin as a result of product cost reductions, improvement in product sales mix, lower outbound freight costs and the comparative impact of CEO succession costs recorded in the same period last year, partially offset by higher advertising expense primarily associated with media campaigns in support of new product introductions.

Nutritional Supplements Segment - Operating income for the fiscal quarter ended November 30, 2016 decreased $3.11 million compared to the same period last year. Operating margin was (0.2) percent, compared to 8.1 percent for the same period last year. The primary drivers of the operating margin decline were:

•	the net sales revenue decline and its unfavorable impact on operating leverage; and

•	increased investments in promotions, advertising, customer acquisition, and online sales channel development.

These factors were partially offset by lower incentive compensation expense and the comparative impact of CEO succession costs recorded in the same period last year.

Beauty Segment - Operating income for the fiscal quarter ended November 30, 2016 decreased $4.97 million to $14.02 million, compared to $18.99 million for the same period last year. Operating margin decreased 1.2 percentage points to 13.0 percent, compared to 14.2 percent for the same period last year. The primary drivers of the operating margin decline were:

•

the impact of a change in the rate used to re-measure our Venezuelan financial statements, which reduced operating income by approximately $3.07 million and operating margin by approximately 1.9 percentage points;

•	foreign currency exchange rate fluctuations, which reduced segment net sales revenue by $1.94 million; and

•	the net sales revenue decline and its unfavorable impact on operating leverage.

These factors were partially offset by lower incentive compensation expense, the comparative impact of CEO succession costs recorded in the same period last year and an increase in the segment’s gross profit margin primarily due to product rationalization, reduced product costs and improvement in product sales mix.

ADJUSTED OPERATING INCOME AND OPERATING MARGIN

(in thousands)

	Three Months Ended November 30, 2016
	Housewares		Health & Home		Nutritional Supplements		Beauty		Total
Operating income, as reported (GAAP)	$29,223	23.4%	$20,155	11.2%	$(80)	(0.2)%	$14,021	13.0%	$63,319	14.2%
Amortization of intangible assets (2)	658	0.5%	3,546	2.0%	1,571	4.9%	1,424	1.3%	7,199	1.6%
Non-cash share-based compensation (3)	671	0.5%	872	0.5%	369	1.1%	991	0.9%	2,903	0.7%
Adjusted operating income (non-GAAP)	$30,552	24.5%	$24,573	13.7%	$1,860	5.8%	$16,436	15.3%	$73,421	16.5%

	Three Months Ended November 30, 2015
	Housewares		Health & Home		Nutritional Supplements		Beauty		Total
Operating income, as reported (GAAP)	$15,536	17.7%	$18,072	9.7%	$3,034	8.1%	$18,991	14.2%	$55,633	12.5%
CEO succession costs (1)	1,348	1.5%	2,722	1.5%	704	1.9%	1,933	1.4%	6,707	1.5%
Subtotal	16,884	19.2%	20,794	11.2%	3,738	10.0%	20,924	15.6%	62,340	14.0%
Amortization of intangible assets (2)	326	0.4%	3,532	1.9%	1,564	4.2%	1,439	1.1%	6,861	1.5%
Non-cash share-based compensation (3)	303	0.3%	657	0.4%	398	1.1%	851	0.6%	2,209	0.5%
Adjusted operating income (non-GAAP)	$17,513	19.9%	$24,983	13.4%	$5,700	15.2%	$23,214	17.4%	$71,410	16.0%

In the tables above, footnote references (1) to (3) correspond to the notes beginning on page 37 under the table entitled “Adjusted Income and EPS”.

Adjusted operating income and adjusted operating margin, as discussed in the preceding tables, may be considered non-GAAP financial measures as set forth in SEC Regulation G, Rule 100. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures is furnished on page 46.

Interest expense:

Interest expense for the fiscal quarter ended November 30, 2016 was $3.63 million, compared to $2.74 million for the same period last year. The increase in interest expense is due to higher levels of debt and a higher average interest rate during the fiscal quarter ended November 30, 2016, when compared to the same period last year.

Income tax expense:

Income tax expense for the fiscal quarter ended November 30, 2016 was 3.7 percent of income before income taxes, compared to 11.8 percent for the same period last year. The year-over-year decrease in our effective tax rate was due to:

•

$0.29 million in tax benefits for the fiscal quarter ended November 30, 2016, resulting from the recognition of excess tax benefits from share-based compensation in income tax expense rather than paid-in capital due to our adoption of ASU 2016-09;

•	$1.18 million in tax benefits recorded in the fiscal quarter ended November 30, 2016 due to the finalization of certain tax returns; and

•	shifts in the mix of taxable income in our various tax jurisdictions.

Net income:

Net income for the fiscal quarter ended November 30, 2016 increased by $10.83 million, compared to the same period last year. Our diluted earnings per share increased $0.44 to $2.07 compared to $1.63 for the same period last year.

Adjusted income and EPS:

In order to provide a better understanding of the impact of certain items on our net income and EPS, the analysis that follows reports the comparative after tax impact of CEO succession costs, amortization of intangible assets and non-cash share-based compensation on our net income and basic and diluted EPS for the periods covered below, as applicable.

ADJUSTED INCOME AND EPS

(in thousands, except per share data)

	Three Months Ended November 30,		Basic EPS		Diluted EPS
	2016	2015	2016	2015	2016	2015
Net income as reported (GAAP)	$57,612	$46,778	$2.10	$1.66	$2.07	$1.63
CEO succession costs, net of tax (1)	-	4,645	-	0.17	-	0.16
Subtotal	57,612	51,423	2.10	1.83	2.07	1.80
Amortization of intangible assets, net of tax (2)	6,190	5,936	0.23	0.22	0.22	0.21
Non-cash share-based compensation, net of tax (3)	2,197	1,813	0.08	0.06	0.08	0.06
Adjusted income (non-GAAP)	$65,999	$59,172	$2.40	$2.10	$2.37	$2.07

Weighted average shares of common stock used in computing basic and diluted EPS			27,484	28,129	27,802	28,634

(1)	The fiscal quarter ended November 30, 2015 included CEO succession costs of $6.71 million ($4.64 million after tax) incurred in connection with the settlement of a lawsuit with our former CEO.

(2)	For the fiscal quarters ended November 30, 2016 and 2015, amortization of intangible assets was $7.20 million ($6.19 million after tax) and $6.86 million ($5.94 million after tax), respectively.

(3)	For the fiscal quarters ended November 30, 2016 and 2015, non-cash share based compensation was $2.90 million ($2.12 million after tax) and $2.21 million ($1.81 million after tax), respectively.

Adjusted income for the fiscal quarter ended November 30, 2016 increased $6.83 million compared to the same period last year. The increase in adjusted income was primarily due to:

•	the overall improvement in core business gross profit margin;

•	the accretive impact of the Hydro Flask acquisition;

•	improved distribution and logistics efficiency and lower outbound freight costs within our core business; and

•	lower tax expense.

These factors were partially offset by:

•	a decline in net income of $2.83 million from our Venezuelan operations, primarily due to the adoption of the DICOM exchange rate;

•	the unfavorable impact of net foreign currency exchange rate fluctuations, which reduced our reported consolidated net sales revenue by $3.77 million year-over-year;

•	higher cash-based compensation costs;

•	higher advertising expense within our core business;

•	higher interest expense; and

•	the impact within our core business that lower net sales had on operating leverage.

Adjusted diluted EPS was $2.37 for the fiscal quarter ended November 30, 2016, compared to $2.07 for the same period last year. Adjusted diluted EPS increased due to the impact of higher earnings and lower weighted average diluted shares outstanding for the fiscal quarter ended November 30, 2016 compared to the same period last year.

Adjusted income and EPS, as discussed in the preceding tables, may be considered non-GAAP financial measures as set forth in SEC Regulation G, Rule 100. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures, is furnished on page 46.

First Nine Months of Fiscal Year 2017 Compared to First Nine Months of Fiscal Year 2016

Consolidated net sales revenue:

Consolidated net sales revenue for the nine months ended November 30, 2016 increased $0.55 million to $1,160.52 million, compared to $1,159.98 million for the same period last year. Net sales revenue in our Housewares segment increased $83.45 million, or 36.0 percent, compared to the same period last year. The year-over-year increase includes $77.78 million of net sales from the Hydro Flask acquisition and a $5.67 million increase in Housewares’ core business net sales revenue. Net sales revenue in our Health & Home segment decreased $2.06 million, or 0.4 percent, compared to the same period last year. Net sales revenue in our Nutritional Supplements segment decreased $13.77 million, or 12.0 percent, compared to the same period last year. Net sales revenue in our Beauty segment decreased $67.08 million, or 19.7 percent, compared to the same period last year. The decline in the Beauty segment includes the net unfavorable impact of $4.62 million from foreign currency exchange fluctuations and a $16.71 million decline from our Venezuelan operations, primarily due to the adoption of the DICOM exchange rate described previously.

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

IMPACT OF ACQUISITIONS ON NET SALES REVENUE

(in thousands)

	Nine Months Ended November 30,
	2016	2015
Prior year's sales revenue, net	$1,159,977	$1,067,401
Components of sales revenue change, net
Core business	(77,944)	35,317
Incremental net sales revenue from acquisitions (non-core business):
Healthy Directions (four months in fiscal year 2016)	-	52,885
Vicks VapoSteam (one and eight months in fiscal years 2017 and 2016, respectively)	712	4,374
Hydro Flask (eight and a half months in fiscal year 2017)	77,777	-
Change in sales revenue, net	545	92,576
Total sales revenue, net	$1,160,522	$1,159,977

Total net sales revenue growth	0.0%	8.7%
Core business	(6.7)%	3.3%
Acquisitions	6.8%	5.4%

Impact of foreign currencies on net sales revenue:

During the nine months ended November 30, 2016 and 2015, approximately 12 and 15 percent, respectively, of our net sales revenue was denominated in foreign currencies. These transactions were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars. For the nine months ended November 30, 2016, the impact of net foreign currency exchange rate fluctuations decreased our consolidated U.S. Dollar reported net sales revenue by approximately $7.91 million. In our Beauty segment, foreign exchange fluctuations had an unfavorable impact of $4.62 million, or 1.4 percent, on U.S. Dollar reported net sales revenue. In our Housewares and Health & Home segments, foreign exchange fluctuations had unfavorable impacts of $1.45 and $1.84 million, respectively, on U.S. Dollar reported net sales revenue.

In addition to the impact from foreign currency fluctuations, the year-over-year comparison of net sales revenue was unfavorably impacted by the Company’s transition to the Venezuelan DICOM exchange rate. Net sales revenue from our Venezuelan operations decreased by $16.71 million to $0.53 million for the nine months ended November 30, 2016, compared to $17.24 million in the same period last year, primarily due to the adoption of the DICOM exchange rate. This impact reduced year-over-year net sales revenue in the Beauty Segment by 4.9 percent.

Segment net sales revenue:

Housewares Segment - Net sales revenue in the Housewares segment for the nine months ended November 30, 2016 increased $83.45 million, or 36.0 percent, to $315.30 million, compared to $231.85 million for the same period last year. The year-over-year increase was comprised of $77.78 million of net sales from the Hydro Flask acquisition and core business growth of $5.67 million, or 2.4 percent. Hydro Flask sales continue to be strong, fueled by new product introductions, expanded color assortments, increased shelf and display space, and new distribution gains. In the segment’s core business, a 3.2 percent increase in average unit selling price was partially offset by a 0.7 percent decline in unit volume. The overall increase in core business net sales revenue occurred equally in the U.S. and EMEA.  Growth continues to be primarily driven by internet channel growth and new product and category introductions. We expect the segment’s long-term growth to continue to be driven by new products, category expansion, expanded shelf space and assortments at key traditional and internet retailers, and new distribution gains in international markets.

Health & Home Segment - Net sales revenue in the Health & Home segment for the nine months ended November 30, 2016 decreased $2.06 million, or 0.4 percent, to $470.65 million, compared to $472.71 million for the same period last year. Year-to-date unit volume gains contributed 1.1 percent to the segment’s growth, offset by a 1.5 percent decline in average unit selling price. The unit volume increase was driven by growth in our PUR water filtration business, strong sell-in and in-season replenishment orders of seasonal fans due to high summer temperatures, growth in air purification and growth with key traditional brick and mortar retailers. In the water filtration category, we believe consumer awareness of municipal water quality issues across the U.S. continues to drive more frequent consumer filter replacement, growth in household penetration and incremental gains in product placement with key retailers. Unit volume growth was partially offset by our de-emphasis of lower margin hot/cold therapy business and declines in early season humidification shipments due to carryover inventory at certain key retailers from the weak cold/cough/flu season last year. The average unit selling price decline was principally due to a shift in sales mix, which included growth in sales of lower priced, but higher margin, consumables such PUR water filters, VapoSteam and VapoPads. Foreign currency fluctuations reduced U.S. Dollar reported net sales revenue by $1.84 million, or 0.4 percent, which contributed to the decline in average unit selling price. Sales in several of the segment’s categories are highly correlated to the severity of winter weather and cough/cold/flu incidence. Fall and winter season weather has been mild and early season reports of cough/cold/flu incidence indicate the 2016-2017 season is below the 2015-2016 season, which was a below average season.

Nutritional Supplements Segment - Net sales revenue for the nine months ended November 30, 2016 decreased $13.77 million, or 12.0 percent, to $101.22 million, compared to $114.98 million for the same period last year. Lower unit volume and a decrease in average unit selling price contributed approximately 8.7 and 3.3 percent, respectively, to the decline in the segment’s net sales revenue. The decline in average unit selling price continues to be primarily driven by lower average order values and an increase in promotional pricing to develop new buyer growth in selected categories. Approximately $8.21 million of the segment’s net sales declines occurred in its offline and legacy print newsletter subscription businesses, which are being strategically re-positioned in the segment’s business model. The segment continues with the process of implementing a multi-year strategic transition from offline to online channels and is dedicating resources to its online interface and e-commerce platforms in an effort to improve order conversion and average order values.

Beauty Segment - Net sales revenue in the Beauty segment for the nine months ended November 30, 2016 decreased $67.08 million, or 19.7 percent, to $273.36 million, compared to $340.43 million for the same period last year. Lower unit volume and a lower average unit selling price contributed approximately 17.7 and 2.0 percent, respectively, to the decline in the segment’s net sales revenue. The decrease in the Beauty segment net sales revenue includes a $16.71 million, or 4.9 percent, net sales decline from our Venezuelan operations, primarily due to the adoption of the DICOM exchange rate, and the net unfavorable impact of $4.62 million, or 1.4 percent, from foreign currency exchange fluctuations. The decrease in sales also includes a $10.80 million decline in foot care sales due to our de-emphasis of the category, as it has become commoditized. Product and channel rationalization, lower store traffic counts and soft consumer spending at traditional brick and mortar retailers, continued retail inventory rationalization within the segment’s product categories, and competitive pressures accounted for the remainder of the decline.  We continue to expect challenging conditions for the segment for the balance of fiscal year 2017.

Consolidated gross profit margin:

Consolidated gross profit as a percentage of net sales revenue for the nine months ended November 30, 2016 increased 3.1 percentage points to 43.9 percent, compared to 40.8 percent for the same period last year. The increase in consolidated gross profit margin is primarily due to favorable shifts in product mix, product rationalization efforts, accretion from the Hydro Flask acquisition, and reductions in product costs, partially offset by the unfavorable impact of foreign currency fluctuations.

A significant portion of the products we sell are purchased from third-party manufacturers in China. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years, devaluing by approximately 6 percent against the U.S. Dollar during fiscal year 2016, and by approximately 5.5 percent during the nine months ended November 30, 2016. If China’s currency fluctuates against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations. There can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, financial condition and results of operations.

Selling, general and administrative expense:

Our consolidated SG&A ratio increased 1.9 percentage points to 32.6 percent for the nine months ended November 30, 2016, compared to 30.7 percent for the same period last year. The increase was primarily due to:

•

the impact of higher compensation costs due to hourly wage increases, increases in share-based compensation as new three-year performance based incentives enter their third year of existence and estimated performance factors are adjusted and higher severance costs;

•	higher advertising expense;

•	the impact of patent litigation charges; and

•	the impact within our core business that lower overall net sales had on operating leverage.

These factors were partially offset by:

•	the comparative impact of $6.71 million of CEO succession costs recorded in the same period last year;

•	improved distribution and logistics efficiency and lower outbound freight costs; and

•	lower year-over-year foreign currency revaluation losses, partially due to cash flow hedges and $10 million of U.S. Dollar to Euro cross-currency debt swaps.

Asset impairment charges:

Our annual impairment testing for goodwill and indefinite lived intangible assets has historically occurred in the first quarter of our fiscal year.  In December 2016, we elected to change our annual impairment testing to the fourth quarter of our fiscal year. Accordingly, we will perform annual impairment testing and report the results concurrent with the reporting of our fiscal year 2017 results, which will be in addition to the impairment tests described below.

We performed our annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal year 2017. As a result of our testing of indefinite-lived trademarks, we recorded non-cash asset impairment charges of $7.40 million ($5.10 million after tax). The charges were related to certain brand assets and trademarks in our Beauty and Nutritional Supplements segments, which were written down to their estimated fair values, determined on the basis of our estimated future discounted cash flows using the relief from royalty valuation method. We recorded a similar charge of $3.00 million ($2.66 million after tax) during the first quarter of fiscal year 2016.

Operating income by segment:

The following table sets forth segment operating income for the periods covered below:

OPERATING INCOME BY SEGMENT

(in thousands)

	Nine Months Ended November 30,				% of Sales Revenue, net
	2016	2015	$ Change	% Change	2016	2015
Housewares (1)	$68,956	$41,861	$27,095	64.7%	21.9%	18.1%
Health & Home	39,156	31,298	7,858	25.1%	8.3%	6.6%
Nutritional Supplements	(6,581)	8,623	(15,204)	*	(6.5)%	7.5%
Beauty	22,173	32,826	(10,653)	(32.5)%	8.1%	9.6%
Total operating income	$123,704	$114,608	$9,096	7.9%	10.7%	9.9%

* Calculation is not meaningful

(1)	Includes eight and a half months of operating results from Hydro Flask, with no comparable results in the same period last year.

In the discussion that follows, our usage of the terms operating margin, operating expense ratio and operating leverage are further described and explained beginning on page 52.

Housewares Segment - Operating income for the nine months ended November 30, 2016 increased $27.10 million, or 64.7 percent, compared to the same period last year. Operating margin increased 3.8 percentage points to 21.9 percent, compared to 18.1 percent for the same period last year. The increase in operating margin was primarily due to the accretive impact of the Hydro Flask acquisition, which increased the segment operating margin by 3.5 percentage points. The improvement in the core business operating margin was primarily due to an increase in net sales revenue and its favorable impact on operating leverage, improved gross margin as a result of improved product sales mix and lower product costs, and the comparative impact of CEO succession costs recorded in the same period last year, partially offset by higher incentive compensation and advertising costs.

Health & Home Segment - Operating income for the nine months ended November 30, 2016 increased $7.86 million, or 25.1 percent, compared to the same period last year. Operating margin increased 1.7 percentage points to 8.3 percent, compared to 6.6 percent for the same period last year. The increase in operating margin is due to improved gross margin as a result of product cost reductions, improvement in product sales mix and lower outbound freight costs, and the comparative impact of CEO succession costs recorded in the same period last year, partially offset by higher advertising expense and the impact of patent litigation charges.

Nutritional Supplements Segment - Operating income for the nine months ended November 30, 2016 decreased $15.20 million compared to the same period last year. Operating margin was (6.5) percent, compared to  7.5 percent for the same period last year. Operating income for the nine months ended November 30, 2016 includes a non-cash intangible asset impairment charge of $5.00 million, for which there was no comparable charge in the same period last year. This charge accounted for 4.9 percentage points of operating margin decline. Additional drivers of the operating margin decline were:

•	the net sales decline and its unfavorable impact on operating leverage; and

•	increased investments in promotions, advertising, customer acquisition, and online sales channel development.

These factors were partially offset by the comparative impact of CEO succession costs recorded in the same period last year.

Beauty Segment - Operating income for the nine months ended November 30, 2016 decreased $10.65 million to $22.17 million, compared to $32.83 million for the same period last year. Operating margin decreased 1.5 percentage points to 8.1 percent, compared to 9.6 percent for the same period last year.  Operating income included non-cash intangible asset impairment charges of $2.40 and $3.00 million for the fiscal quarters ended May 31, 2016 and 2015, respectively. Additional drivers of the operating margin decline were:

•

the impact of a change in the rate used to re-measure our Venezuelan financial statements, which reduced operating income by approximately $6.50 million and operating margin by approximately 1.8 percentage points;

•	foreign currency exchange rate fluctuations, which reduced segment net sales revenue by $4.62 million, or 1.7 percent; and

•	the net sales decline and its unfavorable impact on operating leverage.

These factors were partially offset by an improvement in the segment’s gross profit margin primarily due to reduced product costs, a higher margin sales mix, lower incentive compensation expense and the comparative impact of CEO succession costs recorded in the same period last year.

ADJUSTED OPERATING INCOME AND OPERATING MARGIN

(in thousands)

	Nine Months Ended November 30, 2016
	Housewares		Health & Home		Nutritional Supplements		Beauty		Total
Operating income, as reported (GAAP)	$68,956	21.9%	$39,156	8.3%	$(6,581)	(6.5)%	$22,173	8.1%	$123,704	10.7%
Asset impairment charges (1)	-	-%	-	-%	5,000	4.9%	2,400	0.9%	7,400	0.6%
Patent litigation charge (2)	-	-%	1,468	0.3%	-	-%	-	-%	1,468	0.1%
Subtotal	68,956	21.9%	40,624	8.6%	(1,581)	(1.6)%	24,573	9.0%	132,572	11.4%
Amortization of intangible assets (4)	1,986	0.6%	10,626	2.3%	4,713	4.7%	4,300	1.6%	21,625	1.9%
Non-cash share-based compensation (5)	2,404	0.8%	3,787	0.8%	1,734	1.7%	3,736	1.4%	11,661	1.0%
Adjusted operating income (non-GAAP)	$73,346	23.3%	$55,037	11.7%	$4,866	4.8%	$32,609	11.9%	$165,858	14.3%

	Nine Months Ended November 30, 2015
	Housewares		Health & Home		Nutritional Supplements		Beauty		Total
Operating income, as reported (GAAP)	$41,861	18.1%	$31,298	6.6%	$8,623	7.5%	$32,826	9.6%	$114,608	9.9%
Asset impairment charges (1)	-	-%	-	-%	-	-%	3,000	0.9%	3,000	0.3%
CEO succession costs (3)	1,348	0.6%	2,722	0.6%	704	0.6%	1,933	0.6%	6,707	0.6%
Subtotal	43,209	18.6%	34,020	7.2%	9,327	8.1%	37,759	11.1%	124,315	10.7%
Amortization of intangible assets (4)	976	0.4%	10,900	2.3%	4,692	4.1%	4,315	1.3%	20,883	1.8%
Non-cash share-based compensation (5)	934	0.4%	1,785	0.4%	974	0.8%	2,454	0.7%	6,147	0.5%
Adjusted operating income (non-GAAP)	$45,119	19.5%	$46,705	9.9%	$14,993	13.0%	$44,528	13.1%	$151,345	13.0%

In the tables above, footnote references (1) to (5) correspond to the notes beginning on page 45 under the table entitled “Adjusted income and EPS”.

Adjusted operating income and adjusted operating margin, as discussed in the preceding tables, may be considered non-GAAP financial measures as set forth in SEC Regulation G, Rule 100. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures, is furnished on page 46.

Interest expense:

Interest expense for the nine months ended November 30, 2016 was $11.14 million, compared to $8.14 million for the same period last year. The increase in interest expense is due to higher levels of debt and higher average interest rates during the nine months ended November 30, 2016, when compared to the same period last year.

Income tax expense:

Income tax expense for the nine months ended November 30, 2016 was 7.0 percent of income before income taxes, compared to 14.1 percent for the same period last year. The year-over-year decrease in our effective tax rate was primarily due to:

•	a $1.40 million tax benefit recorded in the fiscal quarter ended May 31, 2016 related to the resolution of uncertain tax positions;

•

$1.64 million in tax benefits for the nine months ended November 30, 2016, resulting from the recognition of excess tax benefits from share-based compensation in income tax expense rather than paid-in capital due to our adoption of ASU 2016-09;

•	$1.18 million in tax benefits recorded in the fiscal quarter ended November 30, 2016 due to the finalization of certain tax returns; and

•	shifts in the mix of taxable income in our various tax jurisdictions.

Net income:

Net income for the nine months ended November 30, 2016 increased by $13.35 million, compared to the same period last year. Our diluted earnings per share increased $0.57 to $3.74 compared to $3.17 for the same period last year.

Adjusted income and EPS:

In order to provide a better understanding of the impact of certain items on our net income and EPS, the analysis that follows reports the comparative after tax impact of asset impairment charges, patent litigation charges, CEO succession costs, amortization of intangible assets, and non-cash share-based compensation on our net income, and basic and diluted EPS for the periods covered below.

ADJUSTED INCOME AND EPS

(in thousands, except per share data)

	Nine Months Ended November 30,		Basic EPS		Diluted EPS
	2016	2015	2016	2015	2016	2015
Net income as reported (GAAP)	$104,993	$91,640	$3.79	$3.23	$3.74	$3.17
Asset impairment charges, net of tax (1)	5,097	2,656	0.18	0.09	0.18	0.09
Patent litigation charge, net of tax (2)	1,464	-	0.05	-	0.05	-
CEO succession costs, net of tax (3)	-	4,645	-	0.16	-	0.16
Subtotal	111,554	98,941	4.03	3.49	3.98	3.42
Amortization of intangible assets, net of tax (4)	18,620	18,108	0.67	0.64	0.66	0.63
Non-cash share-based compensation, net of tax (5)	8,741	5,158	0.32	0.18	0.31	0.18
Adjusted income (non-GAAP)	$138,915	$122,207	$5.01	$4.31	$4.95	$4.23

Weighted average shares of common stock used in computing basic and diluted EPS			27,700	28,361	28,058	28,903

(1)

For the nine months ended November 30, 2016 and 2015, non-cash intangible asset impairment charges totaling $7.40 million ($5.10 million after tax) and $3.00 million ($2.66 million after tax), respectively.

(2)	The nine months ended November 30, 2016 includes a patent litigation charge of $1.47 million ($1.46 million after tax).

(3)	The nine months ended November 30, 2015 included CEO succession costs of $6.71 million ($4.64 million after tax) incurred in connection with the settlement of a lawsuit with our former CEO.

(4)	For the nine months ended November 30, 2016 and 2015, amortization of intangible assets was $21.63 million ($18.62 million after tax) and $20.88 million ($18.11 million after tax), respectively.

(5)	For the nine months ended November 30, 2016 and 2015, non-cash share based compensation was $11.66 million ($8.74 million after tax) and $6.15 million ($5.16 million after tax), respectively.

Adjusted income for the nine months ended November 30, 2016 increased $16.71 million compared to the same period last year. The increase in adjusted income was primarily due to:

•	the overall improvement in core business gross profit margin;

•	the accretive impact of the Hydro Flask acquisition;

•	improved distribution and logistics efficiency and lower outbound freight costs within our core business;

•	lower year-over-year foreign currency revaluation losses, partially due to cash flow hedges and $10 million of U.S. Dollar to Euro cross-currency debt swaps; and

•	lower tax expense.

These factors were partially offset by:

•	a decline in net income of $5.64 million from our Venezuelan operations, primarily due to the adoption of the DICOM exchange rate;

•	the unfavorable impact of net foreign currency exchange rate fluctuations, which reduced our reported consolidated net sales revenue by $7.91 million year-over-year;

•	higher cash-based compensation costs;

•	higher interest expense; and

•	the impact within our core business that lower net sales had on operating leverage.

Adjusted diluted EPS was $4.95 for the nine months ended November 30, 2016, compared to $4.23 for the same period last year. Adjusted diluted EPS increased due to the combined impacts of higher earnings and lower weighted average diluted shares outstanding for the nine months ended November 30, 2016, compared to the same period last year.

The tables referred to on pages 36 and 37, and 43 and 45 entitled “Adjusted operating income and operating margin” and “Adjusted income and EPS”, respectively report operating income, operating margin, net income, and EPS without the impact of non-cash asset impairment charges, patent litigation charges, CEO succession costs, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. For additional information on these adjusted measures, see “Explanation of Certain Terms and Measures Used in MD&A” on page 52. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The preceding tables reconcile these measures to their corresponding GAAP-based measures presented in our consolidated condensed statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income and adjusted EPS provide useful information to management and investors regarding financial and business trends relating to the Company’s financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with the Company’s financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges on operating income, operating margin, net income, and earnings per share. We also believe that these non-GAAP measures facilitate a more direct comparison of the Company’s performance with its competitors. We further believe that including the excluded charges would not accurately reflect the underlying performance of the Company’s continuing operations for the period in which the charges are incurred, even though such charges may be incurred and reflected in the Company’s GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of the Company's activities. The Company’s adjusted operating income, adjusted operating margin, adjusted income and adjusted EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The following are selected measures of our liquidity and capital resources for the periods covered below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL UTILIZATION (1)

	Nine Months Ended November 30,
	2016	2015
Accounts Receivable Turnover (Days)	57.8	58.8
Inventory Turnover (Times)	2.8	2.8
Working Capital (in thousands)	$292,559	$366,870
Current Ratio	1.9:1	2.3:1
Ending Debt to Ending Equity Ratio	57.7%	48.6%
Return on Average Equity (2)	11.9%	14.5%

(1)	Our computation and use of the measures in this table are described beginning on page 52.

(2)

Net income and average equity reported above include the twelve month trailing impacts, after tax, of non-cash asset impairment charges, acquisition-related expenses, CEO succession costs, Venezuelan currency re-measurement related charges, and patent litigation charges, as applicable to each period. For the periods reported above, these items had an unfavorable impact of 4.2 and 0.7 percentage points, respectively, on the return on average equity.

Operating Activities:

Operating activities provided $139.14 million of cash during the nine months ended November 30, 2016, compared to $73.75 million of cash provided during the same period last year. The year-over-year increase in operating cash flow was primarily due to higher non-cash charges, additional cash flow from the acquisition of Hydro Flask and an improvement in working capital utilization.

Accounts receivable increased $72.40 million, to $289.94 million as of November 30, 2016, compared to $217.54 million at the end of fiscal year 2016. Accounts receivable as of November 30, 2016 includes $19.65 million from the Hydro Flask acquisition. Accounts receivable turnover was 57.8 days at November 30, 2016, compared to 58.8 days for the same period last year. This calculation is based on a rolling five quarter accounts receivable balance.

Inventory decreased $0.52 million, to $301.09 million as of November 30, 2016, compared to $301.61 million at the end of fiscal year 2016. Inventory as of November 30, 2016 includes $22.97 million from the Hydro Flask acquisition. Inventory turnover was 2.8 times at both November 30, 2016 and 2015.

Working capital was $292.56 million at November 30, 2016, compared to $366.87 million at November 30, 2015 and our current ratio was 1.9:1 at November 30, 2016, compared to 2.3:1 as of November 30, 2015. As a result of the adoption of new accounting guidance, we reclassified certain prior period balances affecting the determination of comparative working capital and cash provided by operating activities. These reclassifications had no impact on the reported results of our operations for the nine months ended November 30, 2015. Our prior period working capital, current ratio and debt to equity ratio, without reclassifications, were originally reported at November 30, 2015 as $386.40  million, 2.3:1 and 49.0 percent, respectively. For more information regarding the impact of these changes in accounting, see Note 2 to the accompanying consolidated condensed financial statements.

Investing activities:

Investing activities used $224.22 million of cash during the nine months ended November 30, 2016. Highlights of those activities follow:

•

we spent $0.46 million on building improvements, $9.28 million on computers, furniture and other equipment, $4.51 million on tools, molds and other capital asset additions, and $0.74 million on the development of new patents; and

•	we paid $209.26 million to acquire Hydro Flask.

Financing activities:

Financing activities used $123.95 million of cash during the nine months ended November 30, 2016. Highlights of those activities follow:

•	we had draws of $328.60 million under our credit agreement;

•	we repaid $380.60 million drawn under our credit agreement;

•	we repaid $3.80 million of our long-term debt;

•	employees exercised options to purchase 147,342 shares of common stock, providing $6.33 million of cash;

•	employees purchased 14,580 shares of common stock for $1.12 million through our employee stock purchase plan; and

•	we paid $0.51 million in tax obligations resulting from cashless share award settlements.

Revolving Credit Agreement:

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $650 million as of November 30, 2016. On December 7, 2016, the Company entered into an amendment to the Credit Agreement (the “Amendment”). The Amendment increased the unsecured revolving commitment of the Credit Agreement from $650 million to $1 billion and extended the maturity from January 16, 2020 to December 7, 2021. The Credit Agreement was also amended to permit Qualified Acquisitions (as described in the Credit Agreement), provided that the Leverage Ratio (as defined in the Credit Agreement) immediately prior to the Qualified Acquisition is not greater than 3.50 to 1.00 and subject to certain other terms and limitations set forth in the Credit Agreement. If a Qualified Acquisition is consummated, the Leverage Ratio cannot be greater than: (1) 4.25 to 1.00 at any time during the fiscal quarter in which a Qualified Acquisition is consummated; (2) 4.00 to 1.00 at any time during the first, second and third fiscal quarters immediately following the fiscal quarter in which a Qualified Acquisition is consummated; and (3) 3.75 to 1.00 at any time during the fourth fiscal quarter immediately following the fiscal quarter in which a Qualified Acquisition is consummated. In addition, the amount the Company may request to increase the aggregate revolving loan commitment under the accordion provision in the Credit Agreement, was increased from $150 million to $200 million, subject to lender approval and the satisfaction of certain other conditions.

 Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment fees and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. As of November 30, 2016, the outstanding revolving loan principal balance was $498.10 million and the face amount of outstanding letters of credit was $1.50 million. For the three- and nine-months ended November 30, 2016, borrowings under the Credit Agreement incurred interest charges at rates ranging from 2.02 to 4.25 percent and

1.93 to 4.25 percent, respectively. For the three- and nine-months ended November 30, 2015, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.44 to 3.75 percent and 1.43 to 4.00 percent, respectively. As of November 30, 2016, the amount available for borrowings under the Credit Agreement was $150.40 million.  Our debt agreements effectively limited our ability to incur more than $180.77 million of additional debt from all sources, including the Credit Agreement.

Other Debt Agreements:

In addition to the Credit Agreement, at November 30, 2016, we had the following other long term debt outstanding:

•	$40 million aggregate principal amount of 3.90% Senior Notes due January 2018 outstanding with equal annual $20 million installments in January 2017 and 2018.

•

$30.01 million principal outstanding under a floating rate loan agreement with the Mississippi Business Finance Corporation (the “MBFC Loan”), which funded the original construction of our Olive Branch, Mississippi distribution facility. The remaining principal balance of the MBFC loan is payable as follows: $5.70 million on March 1, 2017; $1.90 million annually on March 1, 2018 through 2022; and $14.81 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

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

The table below provides the formulas in effect for certain key financial covenants as defined in our debt agreements as of November 30, 2016. On December 7, 2016 the Company amended the Credit Agreement modifying certain of the covenant formulas shown below. For a description of the subsequent changes, see page 48 under the heading “Revolving Credit Agreement.”

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

Contractual obligations and commercial commitments:

Our contractual obligations and commercial commitments at November 30, 2016, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF NOVEMBER:

(in thousands)

		2017	2018	2019	2020	2021	After
	Total	1 year	2 years	3 years	4 years	5 years	5 years
Fixed rate debt	$40,000	$20,000	$20,000	$-	$-	$-	$-
Floating rate debt	528,107	5,700	1,900	1,900	500,000	1,900	16,707
Long-term incentive plan payouts	12,770	6,777	4,004	1,989	-	-	-
Interest on fixed rate debt	962	871	91	-	-	-	-
Interest on floating rate debt (1)	36,327	11,312	11,252	11,212	1,789	362	400
Open purchase orders	216,908	216,908	-	-	-	-	-
Long-term purchase commitments	988	533	455	-	-	-	-
Minimum royalty payments	64,954	13,170	12,991	12,968	10,092	8,978	6,755
Advertising and promotional	49,163	14,526	6,464	6,573	6,660	6,768	8,172
Operating leases	35,309	5,995	5,445	4,112	3,597	3,260	12,900
Capital spending commitments	2,502	2,502	-	-	-	-	-
Total contractual obligations (2)	$987,990	$298,294	$62,602	$38,754	$522,138	$21,268	$44,934

(1)

We estimate our future obligations for interest on our floating rate debt by assuming the weighted average interest rates in effect on each floating rate debt obligation at November 30, 2016 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, for the Credit Agreement, we assume that the balance outstanding as of November 30, 2016 remains the same for the remaining term of the agreement. The actual balance outstanding under our Credit Agreement may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations.

(2)

In addition to the contractual obligations and commercial commitments in the table above, as of  November 30, 2016, we have recorded total provisions for our uncertain tax positions totaling $6.72 million. We are unable to reliably estimate the timing of most of the future payments, if any, related to uncertain tax positions. Therefore, we have excluded these tax liabilities from the table above.

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

Adjusted operating income (non-GAAP): Operating income for the Company or a segment as reported under GAAP excluding pre-tax non-cash asset impairment charges, CEO succession costs, acquisition‐related expenses, Venezuelan re-measurement related charges, patent litigation charges, amortization of intangible assets, and non-cash share-based compensation, as applicable.

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

Foreign Currency Risk:

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During both the three- and nine-months ended November 30, 2016, approximately 12 percent of our net sales revenue in each period was in foreign currencies. During the three- and nine-months ended November 30, 2015, approximately 16 and 15 percent, respectively, of our net sales revenue was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars. We make most of our inventory purchases from the Far East and primarily use the U.S. Dollar for such purchases. In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement of the balance sheet are recognized in SG&A.

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

Chinese Renminbi Currency Exchange Uncertainties - A significant portion of the products we sell are purchased from third-party manufacturers in China. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years, devaluing by approximately 6.0 percent against the U.S. Dollar during fiscal year 2016, and by approximately 5.5 percent during the nine months ended November 30, 2016. If China’s currency fluctuates against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations. There can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, financial condition and results of operations.

Venezuelan Bolivar Currency Exchange Uncertainties - In February 2016, the Venezuelan government announced changes to its foreign currency exchange system. These changes included an immediate devaluation of its official exchange rate, now known as DIPRO, from 6.30 Bolivars per U.S. Dollar to 10.00 Bolivars per U.S. Dollar. The changes also included the dissolution of its previous alternative exchange rate systems, and the institution of a new alternative exchange system known as DICOM governing all other transactions not covered by DIPRO. DICOM replaced SIMADI, which closed at February 29, 2016 at approximately 205 Bolivars per U.S. Dollar. DICOM opened in early March 2016 at approximately 207 Bolivars per U.S. Dollar.

As a result of the further devaluation of the official exchange rate, continued economic instability from declines in oil prices and the declaration of an economic emergency, among other factors, we determined that SIMADI was the most appropriate rate to use to re-measure our financial statements as of February 29, 2016. The determination was further substantiated by Venezuela’s announcement of DICOM as an intended market-based rate, which opened at approximately the same rate as SIMADI shortly after the end of our fiscal year. As a result of the adoption of SIMADI, we recorded Venezuelan re-measurement related charges totaling $18.73 million in the fourth quarter of fiscal year 2016.

The Company adopted DICOM in the first quarter of fiscal year 2017. At this time, we intend to continue to use DICOM to re-measure our financial statements going forward. At the current DICOM exchange rate, we expect that U.S. Dollar reported operating results from Venezuela will no longer be meaningful to the Company. Developments within the Venezuelan economy, including any future governmental interventions, are beyond our ability to control or predict, and we cannot assess the impact, if any, such events may have on our Venezuelan business.

Interest Rate Risk:

Interest on our outstanding debt as of November 30, 2016 is both floating and fixed. Fixed rates are in place on $40 million of Senior Notes at 3.90% and floating rates are in place on the balance of all other debt outstanding, which totaled $528.11 million as of November 30, 2016. If short-term interest rates increase, we will incur higher interest rates on any outstanding balances under our Credit Agreement and the MBFC Loan.

The fair values of our derivative instruments are as follows:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

(in thousands)

	November 30, 2016
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
		Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	2/2018	€15,750	$1,186	$140	$-	$-
Foreign currency contracts - sell Canadian Dollars	Cash flow	12/2017	$19,000	48	1	164	-
Foreign currency contracts - sell Pounds	Cash flow	8/2017	£6,150	1,224	-	-	-
Foreign currency contracts - sell Mexican Pesos	Cash flow	5/2017	$9,600	48	-	-	-
Foreign currency contracts - sell Australian Dollars	Cash flow	2/2017	$250	-	-	5	-
Subtotal				2,506	141	169	-

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swaps	(1)	1/2018	$10,000	-	734	-	-
Total fair value				$2,506	$875	$169	$-

	February 29, 2016
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
		Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	2/2017	€27,000	$1,066	$-	$-	$-
Foreign currency contracts - sell Canadian Dollars	Cash flow	6/2017	$28,000	-	-	495	7
Foreign currency contracts - sell Pounds	Cash flow	2/2017	£3,450	94	-	-	-
Foreign currency contracts - sell Australian Dollars	Cash flow	8/2016	$1,650	6	-	-	-
Subtotal				1,166	-	495	7

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swap	(1)	1/2018	$5,000	-	206	-	-
Total fair value				$1,166	$206	$495	$7

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended November 30, 2016. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of November 30, 2016, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our fiscal quarter ended November 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

As of November 30, 2016, we were authorized by our Board of Directors to purchase up to $83.43 million of common stock in the open market or through private transactions. Our current equity-based compensation plans include provisions that allow for the “net exercise” of share settled awards by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. These transactions are accounted for by the Company as a purchase and retirement of shares.

The following table summarizes our share repurchase activity for the periods covered below:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED NOVEMBER 30, 2016

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
September 1 through September 30, 2016	-	$-	-	$158,510
October 1 through October 31, 2016	793,861	81.32	793,861	93,953
November 1 through November 30, 2016	129,831	81.07	129,831	83,427
Total	923,692	$81.29	923,692

n

ITEM 6.	EXHIBITS

	(a)	Exhibits

		31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32**	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		101.INS *	XBRL Instance Document
		101.SCH *	XBRL Taxonomy Extension Schema
		101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
		101.DEF *	XBRL Taxonomy Extension Definition Linkbase
		101.LAB *	XBRL Taxonomy Extension Label Linkbase
		101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date: January 9, 2017	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date: January 9, 2017	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer
and Principal Financial Officer

Date: January 9, 2017	/s/ Richard J. Oppenheim
Richard J. Oppenheim
Vice President
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