Form 10-K
period 2017-02-28
HELEN OF TROY LTD
filed 2017-05-01
CIK 916789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2017

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

Large accelerated filer ☑		Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of August 31, 2016, based upon the closing price of the common shares as reported by The NASDAQ Global Select Market on such date, was approximately $2,511,907,494.

As of April 21, 2017 there were 27,053,836 common shares, $0.10 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2017 Annual General Meeting of Shareholders to be filed within one hundred and twenty days of the fiscal year ended February 28, 2017 are incorporated by reference into Part III of this report to the extent described herein.

PART IV	Item 15.	Exhibits, Financial Statement Schedules	98

		Signatures	101

EXPLANATORY NOTE

In this report and the accompanying consolidated financial statements and notes, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. We refer to the Company’s common shares, par value $0.10 per share, as “common stock.” References to “EMEA” refer to the combined geographic markets of Europe, the Middle East and Africa. We use product and service names in this report for identification purposes only and they may be protected in the United States and other jurisdictions by trademarks, trade names, service marks, and other intellectual property rights of the Company and other parties. The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right. All trademarks, trade names, service marks, and logos referenced herein belong to their respective owners. References to “fiscal” in connection with a numeric year denotes our fiscal year ending on the last day of February. References to “the FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to U.S. generally accepted accounting principles. References to “ASU” refer to the codification of GAAP in the Accounting Standards Updates issued by the FASB. References to “ASC” refer to the codification of GAAP in the Accounting Standards Codification issued by the FASB.

PART I

Item 1. Business

Our Company

We incorporated in Texas in 1968 and were reorganized in Bermuda in 1994. We are a leading global consumer products company offering creative solutions for our customers through a diversified portfolio of well-recognized and widely-trusted brands. We have built leading market positions through new product innovation, product quality and competitive pricing.

Segment and Geographic Information

We have four business segments:

•

Housewares.  Provides a broad range of products to help with food preparation, cooking, cleaning, organization, beverage service, and other tasks to ease everyday living for families. Sales for the segment are primarily to retailers, with some direct-to-consumer product distribution.

•	Health and Home. Provides healthcare and home comfort products. Sales for the segment are primarily to retailers, with some direct-to-consumer product distribution.

•

Nutritional Supplements.  Provides premium branded doctor fomulated nutritional supplements, skincare and pain relief products to help people lead healthier, happier lives. This segment sells primarily direct-to-consumer.

•

Beauty.  Provides personal care, beauty care and wellness products including hair styling appliances; grooming tools; decorative haircare accessories; and liquid-, solid- and powder-based personal care products. This segment sells primarily to retailers and beauty supply wholesalers.

For more segment and geographic information concerning our net sales revenue, long-lived assets and operating income, refer to Note 20 in the accompanying consolidated financial statements.

Our Strategic Initiatives

In fiscal 2015, we launched a transformational strategy designed to improve the performance of our business segments and strengthen our shared service capabilities. This strategy drives our decisions on where we will operate and how we will achieve our goals in markets around the world. The overall design of our business and organizational plan is intended to create sustainable and profitable growth and improve organizational capability. This strategy encompasses the following initiatives:

Invest in our core businesses

We have developed a portfolio of brands that are market leaders or have a path to grow their market position in attractive categories. We continue to invest behind our most productive brands, which represented approximately 60% of net sales revenue in fiscal 2017. We believe that strategic investment in new products, go-to-market plans and marketing activities will continue to accelerate the organic growth of these brands.

Strategic, disciplined mergers and acquisitions

We are continually looking for new businesses and opportunities to expand in categories and geographies where we believe we have critical mass and can develop or sustain a competitive advantage. We will also increase our brand reach through new licensing opportunities when and where it makes sense. We frequently assess our portfolio of products and businesses to ensure each has a role to support our long-term plans.

Invest in consumer-centric innovation

We have a long history of developing or acquiring new technologies, new products that improve consumers’ lives and new designs to differentiate our products from competitors. We continue to focus on innovation, both in our core categories and product adjacencies. We also focus on initiatives that create commercial value for existing products in order to increase their appeal and accelerate their organic growth. Consumer shopper preferences and behaviors have transformed the retail landscape from in-store to omni-channel purchasing experiences. As the retail consumer evolves, we continue to upgrade our digital talent and capabilities and operational capacity to thrive no matter how consumers choose to buy.

Upgrade our organization and people systems

We believe our employees are our most valuable assets. Attracting, retaining and developing talent is a key focus of our company to ensure we can continue to deliver strong business results.

Best in class shared services

We have developed a quality, diversified base of suppliers in North America and China. Through our shared service structure, we strive to improve our existing supplier base and infrastructure, develop new manufacturing partners, leverage scale, reduce lead times and apply best practices to ensure our products are innovative, on time, on cost and on quality. We also continue to invest in our distribution center capabilities and information technology systems while applying discipline and best practices to leverage scale and achieve supply chain excellence. We use a similar approach across all our shared service functions.

Attack waste

We continue to adopt more efficient and effective approaches to managing people, teams and projects to best respond to today’s complex business environment. We believe that combining the best people and practices with the right technology provides a foundation for stable growth. We promote a culture of attacking waste to improve the quality of our products and services, reduce costs and enhance our capacity to handle increased volume in order to exceed the expectations of our customers and consumers.

Asset efficiency and shareholder friendly policies

As we manage our businesses for long-term growth and success in the marketplace, we are also looking to manage our overall base of assets and capital structure to increase shareholder value. We focus on maximizing cash flow, controlling our costs, return on investment, increasing the efficiency of the capital we deploy, and optimizing working capital. We also seek to invest in accretive and strategic acquisitions and, where appropriate, provide a return of capital to shareholders.

Our Products

The following table summarizes the types of products we sell by business segment:

Segment	Product Category	Primary Products
Housewares	Food and Beverage Preparation and Storage	Food and beverage preparation tools and gadgets, storage containers and organization products
	Cleaning, Bath and Garden	Household cleaning products, shower organization and bathroom accessories
	Infant and Toddler	Feeding and drinking products, child seating, cleaning tools and nursery accessories
	Hot and Cold Beverage and Food Containers	Insulated water bottles, jugs, drinkware, travel mugs and food containers
Health & Home	Healthcare	Thermometers, blood pressure monitors and humidifiers
	Water Filtration	Faucet mount water filtration systems and pitcher based water filtration systems
	Home Environment	Air purifiers, heaters, fans, humidifiers and dehumidifiers
Nutritional Supplements	Vitamins, Minerals and Supplements	Heart, digestive, joint, blood sugar, sleep, brain and vision support
	Topical Products	Skin care, safe beauty and pain relief support
Beauty	Retail/Professional Appliances and Accessories	Hair, facial and skin care appliances, grooming brushes, tools and decorative hair accessories
	Grooming, Skin Care and Hair Care	Liquid hair styling, treatment and conditioning products, shampoos, skin care products, fragrances, deodorants and antiperspirants

Our Trademarks

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

The following table lists some of our key trademarks by segment:

Segment	Owned	Licensed
Housewares	OXO®, Good Grips®, Hydro Flask®, Soft Works®, OXO tot®
Health & Home	PUR®	Honeywell® , Braun®, Vicks®
Nutritional Supplements	Omega Q Plus® Resveratrol, Probiotic Advantage®, OxyRub®, Sleep Answer®, Trilane®
Beauty	Hot Tools®, Brut®, Pert®, Sure®, Infusium 23®	Revlon®, Bed Head®

Patents and Other Intellectual Property

We maintain utility and design patents in the United States and several foreign countries. We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.

Sales and Marketing

We currently market our products in approximately 75 countries throughout the world. Sales within the United States comprised approximately 81%, 80% and 79% of total net sales revenue in fiscal 2017, 2016 and 2015, respectively. Our segments primarily sell their products through mass merchandisers, drugstore chains, warehouse clubs, home improvement stores, catalogs, grocery stores, specialty stores, beauty supply retailers, e-commerce retailers, wholesalers, and various types of distributors, as well as directly to consumers. We collaborate extensively with our retail customers and, in many instances, produce specific versions of our product lines with exclusive designs and packaging for their stores, which are appropriately priced for their respective customer bases. We market products principally through the use of outside sales representatives and our own internal sales staff, supported by our internal marketing, category management, engineering, creative services, and customer and consumer service staff. These groups work closely together to develop pricing and distribution strategies, to design packaging and to help develop product line extensions and new products.

The Nutritional Supplements segment sells directly to consumers through highly targeted catalog and other printed collateral mailings, online and direct response print, radio and television media. The segment also sells over the telephone through customer call centers. The segment maintains exclusive development and marketing relationships with several medical and wellness professionals, who provide research and advocacy for Company products and are key components of its marketing and customer outreach programs. The Nutritional Supplements segment does not have any material formal relationships with any re-distributors, nor does it maintain any field sales force outside of its call centers.

Research and Development

Our research and development activities focus on new, differentiated and innovative products designed to drive sustained organic growth. We continually invest to strengthen our product design and research and development capabilities, including extensive study to gain consumer insight. Information regarding our research and development costs for each of the past three fiscal years is included in Note 1 to consolidated financial statements and is incorporated by reference herein.

Manufacturing and Distribution

We contract with unaffiliated manufacturers, primarily in China and Mexico, to manufacture a significant portion of our finished goods for the Beauty appliances and accessories, Housewares, Healthcare, Water Filtration, and Home Environment product categories. The Nutritional Supplements segment and the North American region of the grooming, skin and hair care category of the Beauty segment source most of their products from U.S. manufacturers. For fiscal years 2017, 2016 and 2015, finished goods manufactured by vendors in the Far East comprised approximately 67%, 68% and 67%, respectively, of total finished goods purchased.

In total, we occupy approximately 3,480,000 square feet of distribution space in various locations to support our operations, which includes a 1,200,000 square foot distribution center in Southaven, Mississippi, and a 1,300,000 square foot distribution center in Olive Branch, Mississippi, used to support a significant portion of our domestic distribution. We ship Housewares, Nutritional Supplements and Beauty grooming, skin care and hair care solutions products out of the Southaven facility. We ship Health & Home and Beauty segment appliance products out of the Olive Branch facility.

Customers

Sales to Wal-Mart Stores, Inc. (including its worldwide affiliates) accounted for approximately 15%, 16% and 18% of our consolidated net sales revenue in fiscal 2017, 2016 and 2015, respectively. No other customers accounted for 10% or more of consolidated net sales revenue during those fiscal years. Sales to our top five customers accounted for approximately 43%, 40% and 41% percent of our consolidated net sales revenue in fiscal 2017, 2016 and 2015, respectively.

Order Backlog

When placing orders, our individual consumer, retail and wholesale customers usually request that we ship the related products within a short time frame. As such, there usually is no significant backlog of orders in any of our distribution channels.

Seasonality

SEASONALITY AS A PERCENTAGE OF ANNUAL NET SALES REVENUE

	Fiscal Years Ended
	the Last Day of February,
Fiscal Quarter Ended	2017	2016	2015
May	22.6%	22.3%	21.6%
August	24.0%	23.9%	22.1%
November	28.9%	28.8%	30.2%
February	24.5%	25.0%	26.1%

The overall sales pattern for our Nutritional Supplements segment is not highly seasonal. Our other segments are seasonal due to different calendar events, holidays and seasonal weather patterns. Historically, the third fiscal quarter produces the highest net sales revenue during the fiscal year.

Competitive Conditions

We sell our products in markets that are very competitive and mature. Our products compete against similar products of many large and small companies, including well-known global competitors. In many of the markets and industry segments in which we sell our products we compete against other branded products as well as retailers' private-label brands. We believe that we have certain key competitive advantages, such as well recognized brands, engineering expertise and innovation, sourcing and supply chain know-how, and productive co-development relationships with our Far East manufacturers. We support our products with advertising, promotions and other marketing activities, as well as an extensive sales force in order to build awareness and to encourage new consumers to try our brands and products.  We are well positioned in the industry segments and markets in which we operate, often holding a leadership or significant market share position. We believe these advantages allow us to bring our retailers a value proposition in our products that can significantly out-perform private label products in most categories.

We believe the market for the Nutritional Supplements segment is growing, but highly fragmented. Competition includes multi-level marketers, internet sites, specialty and mass retailers, pharmacy, grocery, and membership clubs. The primary competitive factors across these channels are pricing, perceived value and efficacy of ingredients, supporting clinical research, product claims, ease of ordering, customer service, and cost of delivery.

The following table summarizes our primary competitors by business segment:

Segment	Competitor
Housewares	Lifetime Brands, Inc. (KitchenAid), Newell Brands Inc., Simple Human LLC, Newell Brands Inc. (Contigo), Yeti Holdings, Inc. (Yeti), Can’t Live Without It, Inc. (S’well)
Health & Home	Exergen Corporation, Omron Healthcare, Inc., Crane Engineering, Newell Brands, Lasko Products, LLC., The Clorox Company (Brita), Zero Technologies, LLC.
Nutritional Supplements	Mercola.com, Life Extension, Swanson Health Products
Beauty	Conair, Spectrum Brands Holdings, Inc. (Remington), Newell Brands Inc., The Procter & Gamble Company, Unilever N.V., Colgate-Palmolive Company

Governmental,  Regulatory and Environmental Matters

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

The Nutritional Supplements segment operates almost entirely in the United States. Importing, manufacturing, processing, formulating, packaging, labeling, distributing, selling, and advertising of our Nutritional Supplements segment products may be subject to regulation by one or more federal or state agencies. The Food and Drug Administration (the “FDA”) rules impose requirements on the manufacture, packaging, labeling, holding, and distribution of dietary supplement products. For example, it requires that companies establish extensive written procedures and controls governing various areas and requires identity testing of all incoming ingredients unless a company successfully petitions for an exemption from this testing requirement in accordance with the regulations. FDA prescribed good manufacturing practices are designed to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities, and are accurately labeled to reflect the active ingredients and other ingredients in the products. The Federal Trade Commission (the “FTC”) and the FDA share jurisdiction over the promotion and advertising of dietary supplements. Pursuant to a memorandum of understanding between the two agencies, the FDA has primary jurisdiction over claims that appear on product labels and labeling and the FTC has primary jurisdiction over product advertising.

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

Employees

As of February 28, 2017, we employed approximately 1,685 full-time employees worldwide. We also use temporary, part-time and seasonal employees as needed. None of our U.S. employees are covered by a collective bargaining agreement. Certain of our employees in Europe are covered by collective arrangements in accordance with local practice. We have never experienced a work stoppage, and we believe that we have satisfactory working relations with our employees.

Available Information

We maintain our main Internet site at the following address: 1H1H1H1H1H1H1H1H1H1H1H1H1H1Hhttp://www.hotus.com. The information contained on this website is not included as a part of, or incorporated by reference into, this report. We make available on or through our main website’s Investor Relations page under the heading “SEC Filings” certain reports and amendments to those reports that we file with, or furnish to, the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements on Schedule 14A, amendments to these reports, and the reports required under Section 16 of the Exchange Act of transactions in our common stock by directors and officers. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. Also, on the Investor Relations page, under the heading “Corporate Governance,” are the Company’s Code of Ethics, Corporate Governance Guidelines and the Charters of the Committees of the Board of Directors.

Item 1A. Risk Factors

Carefully consider the risks described below and all of the other information included in our Annual Report on Form 10-K when deciding whether to invest in our securities or otherwise evaluating our business. If any of the following risks or other events or circumstances described elsewhere in this report materialize, our business, operating results or financial condition may suffer. In this case, the trading price of our common stock and the value of your investment might significantly decline. The risks listed below are not the only risks that we face. Additional risks unknown to us or that we currently believe are insignificant may also affect our business.

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

Large sophisticated customers may take actions that adversely affect our gross profit and operating results.

With the continuing trend towards retail trade consolidation, we are increasingly dependent upon key customers whose bargaining strength is substantial and growing. We may be negatively affected by changes in the policies of our customers, such as on-hand inventory reductions, limitations on access to shelf space, use of private label brands, price demands, and other conditions, which could negatively impact our business, operating results and financial condition.

In addition, the growth in e-commerce sales, both by large traditional retailers and pure-play online retailers such as Amazon, has increased the size and influence of these types of customers. Certain of these customers source and sell products under their own private label brands that compete with our products. As certain large customers and online retailers grow even larger and become more sophisticated, they may continue to demand lower pricing, special packaging, shorter lead times for the delivery of products, smaller more frequent shipments, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. If we do not effectively respond to these demands, these customers could decrease their purchases from us. A reduction in the demand for our products by these customers and the costs of complying with their business demands could have a material adverse effect on our business, operating results and financial condition.

We are subject to risks related to our dependence on the strength of retail economies and may be vulnerable in the event of a prolonged economic downturn.

Our business depends on the strength of the retail economies in various parts of the world, primarily in North America and to a lesser extent EMEA, Asia and Latin America. These retail economies are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, terrorist attacks and political unrest. Consumer spending in any geographic region is generally affected by a number of factors, including local economic conditions, government actions, inflation, interest rates, energy costs, unemployment rates, gasoline prices, and consumer confidence, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. Any relapse into recession in the United States, the United Kingdom, Canada, Mexico or any of the other countries in which we conduct significant business, may continue to cause significant readjustments in both the volume and mix of our product sales, which could materially and adversely affect our business, operating results and financial condition.

Our operating results are dependent on sales to several large customers and the loss of, or substantial decline in, sales to a top customer could have a material adverse effect on our revenues and profitability.

A few customers account for a substantial percentage of our net sales revenue. Our financial condition and operating results could suffer if we lost all or a portion of the sales to any one of these customers. In particular, sales to our largest customer accounted for approximately 15% of our consolidated net sales revenue in fiscal 2017. While only one customer individually accounted for 10% or more of our consolidated net sales revenue in fiscal 2017, sales to our top five customers accounted for approximately 43% of fiscal 2017 consolidated net sales revenue. We expect that a small group of customers will continue to account for a significant portion of our net sales revenue. Although we have long-standing relationships with our major customers, we generally do not have written agreements that require these customers to buy from us or to purchase a minimum amount of our products. A substantial decrease in sales to any of our major customers could have a material adverse effect on our financial condition and operating results. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a deterioration in the credit worthiness or bankruptcy filing of a key customer could have a material adverse effect on our business, operating results and financial condition.

Expectations regarding recent acquisitions, and any future acquisitions or divestitures, including our ability to realize related synergies, along with our ability to effectively integrate acquired businesses or disaggregate divested businesses, may adversely affect the price of our common stock.

We continue to look for opportunities to make complementary strategic business and/or brand acquisitions. Additionally, we frequently evaluate our portfolio of business products and may consider divestitures or exits of businesses that we no longer believe to be an appropriate strategic fit.  Our financial results could be impacted in the event that changes in the cash flows or other market-based assumptions or conditions cause the value of acquired assets to fall below book value, or we are not able to deliver the expected benefits or synergies associated with aquisition transactions, which could also have an impact on associated goodwill and intangible assets.  Any acquisition or divestiture, if not favorably received by consumers, shareholders, analysts, and others in the investment community, could have a material adverse effect on the price of our common stock.

In addition, any acquisition involves numerous risks, including:

•	difficulties in the assimilation of the operations, technologies, products, and personnel associated with the acquisitions;

•	difficulties in integrating distribution channels;

•	diversion of management's attention from other business concerns;

•	difficulties in transitioning and preserving customer, contractor, supplier, and other important third-party relationships;

•	difficulties realizing anticipated cost savings, synergies and other benefits related to an acquisition;

•	risks associated with subsequent losses or operating asset write-offs, contingent liabilities and impairment of related acquired intangible assets;

•	risks of entering markets in which we have no or limited experience; and

•	potential loss of key employees associated with the acquisitions.

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

We now complete our analysis of the carrying value of our goodwill and other intangible assets during the fourth quarter of our fiscal year, or more frequently, whenever events or changes in circumstances indicate their carrying value may not be recoverable. Events and changes in circumstances that may indicate there is impairment and which may indicate interim impairment testing is necessary include, but are not limited to: strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions; the impact of the economic environment on our customer base and on broad market conditions that drive valuation considerations by market participants; our internal expectations with regard to future revenue growth and the assumptions we make when performing our impairment reviews; a significant decrease in the market price of our assets; a significant adverse change in the extent or manner in which our assets are used; a significant adverse change in legal factors or the business climate that could affect our assets; an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset; and significant changes in the cash flows associated with an asset. We analyze these assets at the individual asset, reporting unit and company levels. As a result of such circumstances, we may be required to record a significant charge to net income in our financial statements during the period in which any impairment of our goodwill, indefinite-lived intangible assets or other long-term assets is determined. Any such impairment charges could have a material adverse effect on our business, results of operations and financial condition.

Due to recent declines in revenue associated with our Nutritional Supplements segment, our annual impairment testing of  goodwill and other intangible assets for the segment reflected a fair value that was in excess of the carrying value of the segment by a smaller margin than occurred in previous impairment tests. In addition, the fair value of the indefinite lived brand asset was determined to be less than the carrying value and impairments of $9.5 million were recorded during fiscal 2017. The fair value was determined using primarily a discounted cash flow model and we believe our assumptions of future revenue, gross margin and operating expenses are reasonable in the circumstances. However, as we continue to execute our strategy, actual results could differ from our current expectations. To the extent that our forecasted cash flows were to decline further, it is reasonably likely that we could record impairment expense or incur other charges or losses in the future. We are unable to project what, if any, expense, charges or losses will be in future periods. We will continue to closely monitor performance and market conditions relating to this segment and conduct our annual test for impairment during the fourth quarter of fiscal 2018.

We rely on our Chief Executive Officer and a limited number of other key senior officers to operate our business. The loss of any of these individuals could have a material adverse effect on our business.

The loss of our Chief Executive Officer or any of our key senior officers could have a material adverse effect on our business, operating results and financial condition, particularly if we are unable to hire and integrate suitable replacements on a timely basis. Further, as we continue to grow our business, we will need to expand our senior management team. If we are unable to attract or retain these persons, this could hinder our ability to grow our business and could disrupt our operations or otherwise have a material adverse effect on our business.

Our operating results may be adversely affected by foreign currency exchange rate fluctuations.

Our functional currency is the U.S. Dollar. Changes in the relation of other foreign currencies to the U.S. Dollar will affect our sales and profitability and can result in exchange losses because we have operations and assets located outside the United States. We transact a certain portion of our international business in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. Accordingly, foreign operations will continue to expose us to foreign currency fluctuations, both for purposes of actual conversion and financial reporting purposes. Additionally, we purchase a substantial amount of our products from Chinese manufacturers in U.S Dollars. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years, devaluing by approximately 5% against the U.S. Dollar during fiscal 2017. Chinese Reminbi currency fluctuations add volatility to our product costs over time.

Where operating conditions permit, we seek to reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars. We have also historically hedged against certain foreign currency exchange rate-risk by using a series of forward contracts to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. We enter into these types of agreements where we believe we have meaningful exposure to foreign currency exchange risk and the contract pricing appears reasonable. It is not practical for us to hedge all our exposures, nor are we able to accurately project the possible effect and interplay of all foreign currency fluctuations on translated amounts or future net income due to our constantly changing exposure to various currencies, the fact that each foreign currency reacts differently to the U.S. Dollar and the significant number of currencies involved.

The impact of future foreign currency exchange rate fluctuations on our results of operations cannot be accurately predicted. Accordingly, there can be no assurance that foreign currency exchange rates:

•	will be stable in the future;

•	can be mitigated with currency hedging or other risk management strategies; or

•	will not have a material adverse effect on our business, operating results and financial condition.

Disruptions in U.S., Euro zone and other international credit markets may adversely affect our business, operating results and financial condition.

Disruptions in national and international credit markets could result in limitations on credit availability, tighter lending standards, higher interest rates on consumer and business loans, and higher fees associated with obtaining and maintaining credit availability. Disruptions may also materially limit consumer credit availability and restrict credit availability to us and our customer base. In addition, in the event of disruptions in the financial markets, current or future lenders may become unwilling or unable to continue to advance funds under any agreements in place, increase their commitments under existing credit arrangements or enter into new financing arrangements. The failure of our lenders to provide sufficient financing may constrain our ability to operate or grow the business and to make complementary strategic business and/or brand acquisitions. This could have a material adverse effect on our business, operating results and financial condition.

Our business is subject to weather conditions, the duration and severity of the cold and flu season and other related factors, which can cause our operating results to vary from quarter to quarter and year to year.

Sales in our Health & Home segment are influenced by weather conditions. Sales volumes for thermometry, humidifiers and heating appliances are higher during, and subject to, the severity of the cold weather months, while sales of fans, dehumidifiers and insect control devices are higher during, and subject to, weather conditions in spring and summer months. Weather conditions can also more broadly impact sales across the organization. For instance, natural disasters (such as hurricanes and ice storms) or unusually severe winter weather may result in temporary unanticipated reductions in retail traffic and consumer demand, may impact our ability to staff our distribution facilities or could otherwise impede timely transport and delivery of product from our distribution facilities. Sales in our Health & Home segment are also impacted by cough, cold and flu seasonal trends, including the duration and severity of the cold and flu season. These factors could have a material adverse effect on our business, operating results and financial condition.

We are dependent on third-party manufacturers, most of which are located in the Far East, and any inability to obtain products from such manufacturers could have a material adverse effect on our business, operating results and financial condition.

All of our products are manufactured by unaffiliated companies, most of which are in the Far East, principally in China. This concentration exposes us to risks associated with doing business globally, including: changing international political relations; labor availability and cost; changes in laws, including tax laws, regulations and treaties; changes in labor laws, regulations and policies; changes in customs duties and other trade barriers; changes in shipping costs; currency exchange fluctuations; local political unrest; an extended and complex transportation cycle; the impact of changing economic conditions; and the availability and cost of raw materials and merchandise. The political, legal and cultural environment in the Far East is rapidly evolving, and any change that impairs our ability to obtain products from manufacturers in that region, or to obtain products at marketable rates, could have a material adverse effect on our business, operating results and financial condition.

With most of our manufacturers located in the Far East, our production lead times are relatively long. Therefore, we must commit to production in advance of customer orders. If we fail to forecast customer or consumer demand accurately, we may encounter difficulties in filling customer orders on a timely basis or in liquidating excess inventories. We may also find that customers are canceling orders or returning products. Any of these results could have a material adverse effect on our business, operating results and financial condition.

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

Increased costs of raw materials and energy may adversely affect our operating results and cash flow.

Significant increases in the costs and availability of raw materials and energy may negatively affect our operating results. Our suppliers purchase significant amounts of metals and plastics to manufacture our products. In addition, they also purchase significant amounts of electricity to supply the energy required in their production processes. Middle East tensions and related political instabilities may drive up fuel prices resulting in higher transportation prices and product costs. The cost of these raw materials and energy, in the aggregate, represents a significant portion of our cost of goods sold and certain operating expenses, which we may not be able to pass on to our customers. Our operating results could be adversely affected by future increases in these costs.

Certain of our U.S. distribution facilities are geographically concentrated and operate during peak shipping periods at or near capacity. These factors increase our risk that disruptions could occur and significantly affect our ability to deliver products to our customers in a timely manner. Such disruptions could have a material adverse effect on our business.

Most of our U.S. distribution, receiving and storage functions are consolidated into two distribution facilities in northern Mississippi. Approximately 66% of our consolidated gross sales volume shipped from facilities in this region in fiscal 2017. For this reason, any disruption in our distribution process in either of these facilities, even for a few days, could adversely affect our business, operating results and financial condition.

Additionally, our U.S. distribution operations may incur capacity constraints during peak shipping periods as we continue to grow our sales revenue through a combination of organic growth and acquisitions. These and other factors described above could cause delays in the delivery of our products and increases in shipping and storage costs that could have a material and adverse effect on our business, operating results and financial condition.

Our projections of product demand, sales and net income are highly subjective in nature and our future sales and net income could vary in a material amount from our projections.

From time to time, we may provide financial projections to our shareholders, lenders, investment community, and other stakeholders of our future sales and net income. Since we do not require long-term purchase commitments from our major customers and the customer order and ship process is very short, it is difficult for us to accurately predict the demand for many of our products, or the amount and timing of our future sales, related net income and cash flows. Our projections are based on management’s best estimate of sales using historical sales data and other relevant information available at the time. These projections are highly subjective since sales to our customers can fluctuate substantially based on the demand of their retail customers and related ordering patterns, as well as other risks described in this report. Additionally, changes in retailer inventory management strategies could make our inventory management more difficult. Due to these factors, our future sales and net income could vary materially from our projections.

We rely on licensed trademarks with third parties and license certain trademarks to third parties in exchange for royalty income, the loss of which could have a material adverse effect on our revenues and profitability.

A substantial portion of our sales revenue comes from selling products under licensed trademarks. As a result, we are dependent upon the continued use of these trademarks. Additionally, we license certain owned trademarks to third parties in exchange for royalty income. It is possible that certain actions taken by us, our licensors, licensees, or other third parties might diminish greatly the value of any of our licensed trademarks. Some of our licensors and licensees also have the ability to terminate their license agreements with us at their option subject to each parties’ right to continue the license for a limited period of time following notice of termination. If we or our licensees were unable to sell products under these licensed trademarks, or one or more of our license agreements were terminated or the value of the trademarks were diminished, the effect on our business, operating results and financial condition could be both negative and material.

To compete successfully, we must develop and introduce a continuing stream of innovative new products to meet changing consumer preferences.

Our long-term success in the competitive retail environment depends on our ability to develop and commercialize a continuing stream of innovative new products that meet changing consumer preferences and take advantage of opportunities sooner than our competition. We face the risk that our competitors will introduce innovative new products that compete with our products. There are numerous uncertainties inherent in successfully developing and commercializing new products on a continuing basis and new product launches may not deliver expected growth in sales or operating income. If we are unable to develop and introduce a continuing stream of competitive new products, it may have an adverse effect on our business, operating results and financial condition.

The Nutritional Supplements segment may be subject to product liability claims, which could materially and adversely affect our business, results of operations, and financial condition, or reputation.

As a formulator and distributor of products designed for human consumption or use on or in the body, our Nutritional Supplements segment may be subject to product liability claims if the use of our products is alleged to have resulted in illness or injury or if our products include inadequate instructions or warnings. These products generally consist of vitamins, minerals, herbs, and other ingredients that are classified as foods, over-the-counter drugs, dietary supplements, and medical devices and generally are not subject to pre-market regulatory approval or clearance by governmental authorities. In the event products contained spoiled or contaminated substances, or, in the case of products that contain ingredients that do not have long histories of human consumption, previously unknown adverse reactions resulting from human consumption of these ingredients could occur. We could also be subject to product liability claims, including among others, that our products include insufficient instructions for use or inadequate warnings concerning possible side effects or interactions with other substances. Any product liability claim against us could result in increased costs and adversely affect our reputation with our customers, which in turn could materially adversely affect our business, operating results and financial condition.

The Nutritional Supplements segment may be subject to the effects of potential adverse publicity and negative public perception.

Consumer acceptance of the safety, efficacy and quality of the Nutritional Supplements segment’s products, as well as similar products distributed by other companies can be significantly influenced by scientific research or findings, national media attention and other publicity about product use. Adverse publicity in the form of published scientific research, widely published consumer statements, competitor claims, civil and regulatory actions, and statements by regulatory authorities or other parties, whether or not accurate, that associates consumption of our products or any other similar products with illness or other adverse effects, or that questions the benefits of our or similar products, or that claims that such products are ineffective, could have a material adverse effect on our business, operating results and financial condition.

Our operating results may be adversely affected by trade barriers, exchange controls, expropriations, and other risks associated with domestic and foreign operations.

The economies of foreign countries important to our operations, including countries in Asia, EMEA and Latin America, could suffer slower economic growth or economic, social and/or political instability or hyperinflation in the future. Our international operations in countries in Asia, EMEA and Latin America, including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us. Additionally, there may be uncertainty resulting from recent political changes in the U.S. and abroad, the Brexit referendum in the U.K., ongoing terrorist activity, and other global events. These factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.

The domestic and foreign risks of these changes include, among other things:

•	protectionist policies restricting or impairing the manufacturing, sales or import and export of our products;

•	new restrictions on access to markets;

•	lack of required infrastructure;

•	inflation (including hyperinflation) or recession;

•

changes in, and the burdens and costs of compliance with, a variety of U.S. and foreign laws and regulations, including tax laws, accounting standards, environmental laws, and occupational health and safety laws;

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

Should any of these events occur, our ability to sell or export our products or repatriate profits could be impaired, we could experience a loss of sales and profitability from our domestic or international operations, and/or we could experience a substantial impairment or loss of assets, any of which could materially and adversely affect our business, operating results and financial condition.

Our liquidity may be materially adversely affected by constraints in the capital markets.

We need sufficient sources of liquidity to fund our working capital requirements, service our outstanding indebtedness and finance business opportunities. Without sufficient liquidity, we could be forced to curtail our operations, or we may not be able to pursue business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash, credit facilities, and other debt arrangements. If our sources of liquidity do not satisfy our requirements, we may need to seek additional financing. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the regulatory environment for banks and other financial institutions, the availability of credit and our reputation with potential lenders. These factors could materially adversely affect our costs of borrowing and our ability to pursue business opportunities, and threaten our ability to meet our obligations as they become due.

In addition, covenants in our debt agreements could restrict or delay our ability to respond to business opportunities, or in the event of a failure to comply with such covenants, could result in an event of default, which if not cured or waived, could have a material adverse effect on us.

We rely on central Global Enterprise Resource Planning (“ERP”) systems and other peripheral information systems. Obsolescence or interruptions in the operation of our computerized systems or other information technologies could have a material adverse effect on our operations and profitability.

Our operations are largely dependent on our ERP system. We continuously make adjustments to improve the effectiveness of the ERP and other peripheral information systems, including the installation of significant new subsystems. Any failures or disruptions in the ERP and other information systems or any complications resulting from ongoing adjustments to our systems could cause interruption or loss of data in our information or logistical systems that could materially impact our ability to procure products from our factories and suppliers, transport them to our distribution centers, and store and deliver them to our customers on time and in the correct amounts. In addition, natural disasters or other extraordinary events may disrupt our information systems and other infrastructure, and our data recovery processes may not be sufficient to protect against loss.

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

Any such compromise or breach could cause interruptions in our operations, cause damage to our reputation and might require us to spend significant management time and money investigating the event and dealing with local and federal law enforcement. In addition, we could become the subject of litigation and various claims from our customers, employees, suppliers, service providers, and shareholders. Regardless of the merits and ultimate outcome of these matters, litigation and proceedings of this type are expensive to respond to and defend, and we could be forced to devote substantial resources and time responding to and defending them, which could have a material adverse effect on our business, operating results and financial condition.

The products, business practices and manufacturing activities of the Nutritional Supplements segment are subject to extensive government regulations and could be subject to additional laws and regulations in the future.

The Nutritional Supplements segment is required to comply with an extensive body of regulations by national, state and provincial governmental authorities including regulations issued in the United States by the FDA, the FTC, the Consumer Products Safety Commission, and the U.S. Department of Agriculture.  Failure to comply with the regulatory requirements of these various governmental agencies and authorities could result in enforcement actions including: cease and desist orders, injunctions, substantial penalties, limits on advertising, consumer redress, divestitures of assets, rescission of contracts, or other relief, which could materially affect our ability to successfully market not only the affected products, but other products as well. Newly adopted or changes in laws, regulations, interpretations or applications could, among other things, require reformulation of certain products to meet new standards, result in a recall or discontinuance of certain products not able to be reformulated, impose additional record-keeping requirements, expand documentation of the properties of certain products, expand or alter labeling and/or require additional scientific substantiation. In the future, we may be subject to additional laws or regulations administered by the FDA or other federal, state, local or regulatory authorities, the repeal or amendment of laws or regulations, which we consider favorable and/or more stringent interpretations of current laws or regulations. We cannot predict the nature of any future laws, regulations, interpretations, orders or applications or any of their effect on our business. Any or all of these circumstances could reduce our sales or increase our costs of operating the Nutritional Supplements segment, which could have a material adverse effect on our reputation, business, operating results and financial condition.

Our business involves the potential for product recalls, product liability and other claims against us, which could materially and adversely affect our business, operating results and financial condition.

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

We also face exposure to product liability and other claims in the event that one of our products is alleged to have resulted in property damage, bodily injury or other adverse effects. Although we maintain liability insurance in amounts that we believe are reasonable, that insurance is, in most cases, subject to large self-insured retentions for which we are responsible. We cannot provide assurance that we will be able to maintain such insurance on acceptable terms, if at all in the future, or that product liability or other claims will not exceed the amount of insurance coverage, or that all such matters would be covered by our insurance. As a result, these types of claims could have a material adverse effect on our business, operating results and financial condition.

Our judgments regarding the accounting for tax positions and the resolution of tax disputes may impact our net earnings and cash flow.

Significant judgment is required to determine our effective tax rate and evaluate our tax positions. We provide for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria prescribed by applicable accounting standards. Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may impact our effective tax rate and financial results. Additionally, we are subject to audits in the various taxing jurisdictions in which we conduct business. In cases where audits are conducted and issues are raised, a number of years may elapse before such issues are finally resolved. Unfavorable resolution of any tax matter could increase the effective tax rate, which could have an adverse effect on our operating results and cash flow. For additional information regarding our taxes, see Note 11 to the accompanying consolidated financial statements.

Potential changes in laws, including tax laws, and the costs and complexities of compliance with such laws could have a material adverse impact on our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of February 28, 2017, we own, lease or otherwise utilize through third-party management service agreements, a total of 40 properties worldwide, which include selling, procurement, research and development, administrative, distribution facilities, and 35 acres of land held for expansion. All properties operated by the Company are adequate for their intended purpose.

Properties we own by location, type and use, segment and approximate size are listed below:

Location	Type and Use	Business Segment	Approximate Size (Square Feet)
El Paso, Texas, USA	Land & Building - U.S. Headquarters	All Segments	135,000
El Paso, Texas, USA	Land & Building - Distribution Facility	Housewares, Health & Home and Beauty	408,000
Olive Branch, Mississippi, USA	Land & Building - Distribution Facility	Health & Home and Beauty	1,300,000
Southaven, Mississippi, USA	Land & Building - Distribution Facility	Housewares, Beauty and Nutritional Supplements	1,200,000
Sheffield, England	Land & Building - Office Space	Housewares, Health & Home and Beauty	10,400
Mexico City, Mexico	Land & Building - Office Space	Health & Home and Beauty	3,900

The number of properties we lease or otherwise utilize by type and use and segment are listed below:

Segments Served	Office Space	Distribution Facility	Total
All Segments	5	-	5
Multiple Segments	-	1	1
Housewares	6	2	8
Health & Home	6	2	8
Nutritional Supplements	1	-	1
Beauty	5	6	11
Other	23	11	34

Approximate total square footage of all properties leased or otherwise utilized	229,500	572,000	801,500

Item 3. Legal Proceedings

We are involved in various legal claims and proceedings in the normal course of operations. In the opinion of management, the outcome of these matters will not have a material adverse effect on our consolidated financial position, operating results or liquidity.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) [symbol: HELE]. The following table provides for the latest two fiscal years, in dollars per share, the high and low sales prices of the common stock reported on the NASDAQ. Quotations are inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	High	Low
FISCAL 2017
First quarter	$105.14	$91.38
Second quarter	106.18	89.60
Third quarter	92.75	77.50
Fourth quarter	99.55	79.90

FISCAL 2016
First quarter	$92.62	$74.95
Second quarter	100.33	80.88
Third quarter	105.46	81.61
Fourth quarter	106.50	82.28

Approximate Number of Equity Security Holders of Record

Our common stock is our only class of equity security outstanding at February 28, 2017. As of April 21, 2017, there were 157 holders of record of the Company's common stock. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

Cash Dividends

Our current policy is to retain earnings to provide funds for the operation and expansion of our business, common stock repurchases and for potential acquisitions. We have not paid any cash dividends on our common stock since inception. Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations, and other factors deemed relevant by our Board of Directors. Generally, our Credit Agreement limits our ability to declare or pay cash dividends to our shareholders if, (1) the Leverage Ratio (as defined in the Credit Agreement) on a pro forma basis is greater than (a) 3.00 to 1.00 if any of our 3.9% Senior Notes due January 2018 are outstanding and (b) 3.25 to 1.00 if our 3.9% Senior Notes are not outstanding or the maximum leverage ratio permitted under agreements relating to our 3.9% Senior Notes is increased to 3.50 to 1.00 and (2) unrestricted cash, cash equivalents and availability for borrowings under the Credit Agreement is less than $25 million.

Issuer Purchases of Equity Securities

In February 2014, our Board of Directors approved a resolution to repurchase $550 million of the Company’s outstanding common stock in keeping with its stated intention to return to shareholders excess capital not otherwise deployed for strategic acquisitions or other needs. This resolution superseded the previous resolution in place. As of February 28, 2017, we were authorized to purchase $83.4 million of common stock. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities.

Our current equity compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from option or other share-based award holders are settled by having the holder tender back to us the number of shares at fair value equal to any amounts due. We account for net exercises as a purchase and retirement of shares.

The following table summarizes our share repurchase activity for the periods covered below:

SHARE REPURCHASES

	Year Ended the Last Day of February
(in thousands, except per share data)	2017	2016	2015
Common stock repurchased on the open market or through tender offer (1):
Number of shares	922,731	1,126,796	4,102,143
Aggregate value of shares (in thousands)	$75,000	$100,000	$273,599
Average price per share	$81.28	$88.75	$66.70

Common stock received in connection with share-based compensation (2):
Number of shares	6,286	117,294	71,950
Aggregate value of shares (in thousands)	$595	$6,411	$4,826
Average price per share	$94.61	$54.66	$67.08
(1)

Includes various open market purchases made in each of the three fiscal years including a modified “Dutch auction” tender offer completed during fiscal 2015, resulting in the repurchase of 3,693,816 shares of our outstanding common stock at a total cost of $247.8 million, including tender offer transaction-related costs.

(2)

In fiscal 2016, we issued 276,548 shares of common stock as payment of separation compensation due to our former CEO under his employment and separation agreements. In connection with this transaction, the former CEO tendered 116,012 shares back to the Company as payment for related federal tax obligations. The Company previously accrued and disclosed the separation compensation in fiscal 2014. Fiscal 2015 includes 68,086 shares of common stock with a market value of $67.10 per share, or $4.6 million in the aggregate, which were tendered by our former CEO as payment for related federal tax obligations arising from the vesting and settlement of performance-based restricted stock units and restricted stock awards.

The following schedule sets forth the purchase activity for each month during the three months ended February 28, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
December 1 through December 31, 2016	51	$95.92	51	$83,423
January 1 through January 31, 2017	-	-	-	83,423
February 1 through February 28, 2017	-	-	-	83,423
Total	51	$95.92	51

Performance Graph

The graph below compares the cumulative total return of our Company to the NASDAQ Market Index and a peer Group Index, assuming $100 was invested on March 1, 2012. The Peer Group Index is the Dow Jones–U.S. Personal Products, Broad Market Cap, Yearly, and Total Return Index. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN
FOR HELEN OF TROY LIMITED, PEER GROUP INDEX AND NASDAQ
MARKET INDEX
350.00
300.00
250.00
200.00
150.00
100.00
50.00
2012
2013
2014
2015
2016
2017
HELEN OF TROY LIMITED
PEER GROUP INDEX
NASDAQ MARKET INDEX

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

Item 6. Selected Financial Data

The selected consolidated statements of income and cash flow data for fiscal 2017, 2016 and 2015, and the selected consolidated balance sheet data as of the end fiscal 2017 and 2016, have been derived from our audited consolidated financial statements included in this report. The selected consolidated statements of income and cash flow data for fiscal  2014 and 2013, and the selected consolidated balance sheet data as of the end fiscal 2015, 2014 and 2013, have been derived from our audited consolidated financial statements, which are not included in this report. This information should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements included in this report. All currency amounts are denominated in U.S. Dollars.

(in thousands, except per share data)	2017 (1)	2016 (1)	2015 (1)	2014	2013
Income Statement Data:
Sales revenue, net	$1,537,219	$1,545,701	$1,445,131	$1,317,153	$1,288,263
Gross profit	675,468	636,005	599,559	516,703	518,211
Asset impairment charges	12,400	6,000	9,000	12,049	-
Operating income	164,332	130,615	161,719	117,100	148,773
Interest expense	14,857	11,096	15,022	10,193	13,345
Income tax expense	9,200	18,590	16,050	20,886	19,848
Net income	140,689	101,228	131,164	86,248	115,666

Earnings per share - basic	$5.11	$3.58	$4.59	$2.69	$3.64
Earnings per share - diluted	$5.04	$3.52	$4.52	$2.66	$3.62

Weighted average shares outstanding - basic	27,522	28,273	28,579	32,007	31,754
Weighted average shares outstanding - diluted	27,891	28,749	29,035	32,386	31,936

Cash Flow Data:
Depreciation and amortization	$44,341	$42,749	$39,653	$33,839	$34,425
Net cash provided by operating activities (2)	228,501	186,545	179,264	154,165	87,558
Capital and intangible asset expenditures	20,619	20,603	6,521	40,463	14,688
Payments to acquire businesses	209,267	43,150	195,943	-	-
Net amounts borrowed (repaid)	(133,200)	190,700	240,600	(64,393)	(92,100)

(in thousands)	2017 (1)	2016 (1)	2015 (1)	2014	2013
Balance Sheet Data:
Working capital (2)	$266,711	$487,486	$277,897	$286,122	$236,540
Goodwill and other intangible assets	1,118,418	958,756	948,157	775,550	808,869
Total assets (2)	1,813,096	1,848,894	1,622,239	1,533,302	1,474,004
Long-term debt (2)	461,211	597,270	407,731	95,707	155,000
Stockholders' equity (3)	1,020,766	930,043	904,565	1,029,487	926,606
Cash dividends	-	-	-	-	-
(1)	Includes the material impact of new business acquisitions as follows:

•	Fiscal 2017 includes eleven and a half months of operating results from the acquisition of Hydro Flask, acquired during the year for a net cash purchase price of $209.3 million.

•

Fiscal 2016 includes eleven months of operating results from the Vicks VapoSteam inhalant business acquired for a net cash purchase price of $42.8 million. Fiscal 2017 and thereafter includes a full year of operating results.

•

Fiscal 2015 includes eight months of operating results for the Nutritional Supplements segment, resulting from the Healthy Directions acquisition in fiscal 2015 for a net cash purchase price of $195.9 million. Fiscal 2016 and thereafter includes a full year of operating results.

(2)	Fiscal 2016 and 2015 include certain reclassifications to conform with fiscal 2017 adopted accounting changes as explained in Note 4 to the accompanying consolidated financial statements.

(3)

During fiscal 2017, 2016, 2015, 2014, and 2013, we repurchased and retired 929,017, 1,244,090, 4,174,093, 146,539, and 110,552 shares of common stock having total cost of $75.6, $106.4, $278.4, $8.2, and $3.4 million, respectively.

Information Regarding Forward-Looking Statements

Certain written and oral statements in this Form 10K may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the Securities and Exchange Commission (the "SEC"), in press releases, and in certain other oral and written presentations. Generally, the words "anticipates", "believes", "expects", "plans", "may", "will", "should", "seeks", "estimates", "project", "predict", "potential", "continue", "intends", and other similar words identify forward-looking statements. All statements that address operating results, events or developments that may occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct. Forward-looking statements are subject to risks that could cause them to differ materially from actual results. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We believe that these risks include but are not limited to the risks described in this report under Item 1A., “Risk Factors” and that are otherwise described from time to time in our SEC reports as filed.  We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this report, including Part I, Item 1., “Business”; Part II, Item 6., “Selected Financial Data”; and Part II, Item 8., “Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations. Actual results may differ materially due to a number of factors, including those discussed in Item 1A.,“Risk Factors,” and in the section entitled “Information Regarding Forward-Looking Statements,” preceding this MD&A, and in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk.”

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

Overview

We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of well-recognized and widely-trusted brands. We have built leading market positions through new product innovation, product quality and competitive pricing. We operate in four segments consisting of Housewares, Health & Home, Nutritional Supplements, and Beauty. In fiscal 2015, we launched a transformational strategy to improve the performance of our business segments and strengthen our shared service capabilities. We believe we continue to make progress on achieving our strategic objectives.

Fiscal 2017 - Significant Developments

•

On March 18, 2016, we acquired Steel Technology, LLC, doing business as Hydro Flask (“Hydro Flask”). Hydro Flask is a leading designer, distributor and marketer of high performance insulated stainless steel food and beverage containers for active lifestyles. The aggregate purchase price for the transaction was $209.3 million, net of cash acquired, and was funded with borrowings under our Credit Agreement.

•

In the first and fourth quarters of fiscal 2017, we recorded non-cash asset impairment charges of $7.4 million ($5.1 million after tax) and $5.0 million ($3.2 million after tax), respectively. The charges in both quarters relate to certain trademarks and brand assets in the Beauty and Nutritional Supplements segments.

•	In the first quarter of fiscal 2017 we recorded a $1.5 million charge (before and after tax) related to patent litigation.

•	In the third quarter of fiscal 2017, we repurchased 922,731 shares of our common stock in the open market at an average price of $81.28 per share for a total cost of $75 million.

•

In the fourth quarter of fiscal 2017, we amended our Credit Agreement to increase the revolving commitment from $650 million to $1 billion and extend the term to December 7, 2021. The amendment also increased the leverage ratio that is required to be met if we complete acquisitions that meet specified conditions, among other things.

Significant Trends Impacting the Business

Nutritional Supplements Business

Due to recent declines in revenue associated with our Nutritional Supplements segment, our annual impairment testing of  goodwill and other intangible assets for the segment reflected a fair value that was in excess of the carrying value of the segment by a smaller margin than occurred in previous impairment tests. In addition, the fair value of the indefinite lived brand asset was determined to be less than the carrying value and impairments of $9.5 million were recorded during fiscal 2017. The fair value was determined using primarily a discounted cash flow model and we believe our assumptions of future revenue, gross margin and operating expenses are reasonable in the circumstances. However, as we continue to execute our strategy, actual results could differ from our current expectations. To the extent that our forecasted cash flows were to decline further, it is reasonably likely that we could record impairment expense or incur other charges or losses in the future. We are unable to project what, if any, expense, charges or losses will be in future periods. We will continue to closely monitor performance and market conditions relating to this segment.

We are reviewing and evaluating various alternatives with respect to the performance of our Nutritional Supplements segment. Such initiatives may include a reorganization of the business, investments in online interface and e-commerce platforms, restructuring or realignment programs, consolidating operations and functions, and divestitures. Certain of these activities may have a disproportionate impact on our income relative to the cost savings or generate other charges or losses. These factors as well as other facts and circumstances attributable to the Nutritional Supplements segment could result in other charges or losses relating to the segment. We are unable to project what, if any, expense, charges or losses will be in future periods.

Foreign Currency Exchange Rate Fluctuations

Due to the nature of our operations, we have exposure to the the impact of fluctuations in exchange rates from transactions that are denominated in a currency other than our reporting currency (the U.S. Dollar). During the second half of fiscal 2015, international sales were dampened by the strengthening of the U.S. Dollar against most currencies, in particular the British Pound, Euro, Canadian Dollar, and Mexican Peso. These currencies weakened against the U.S. Dollar by approximately 3%, 10%, 8%, and 7%, respectively, when compared to average levels for the second half of fiscal 2014. The trend continued during fiscal 2016, with the same currencies weakening against the U.S. Dollar by approximately 7%, 15%, 14%, and 21%, respectively, when compared to average levels for fiscal 2015. The trend continued during fiscal 2017, with the same currencies weakening against the U.S. Dollar by approximately 13%, 0%, 1%, and 16%, respectively, when compared to average levels for fiscal 2016.

Consumer Spending and Changes in Shopping Preferences

Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy, as approximately 81%, 80%, and 79% of our consolidated net sales were from U.S. shipments in fiscal 2017, 2016, and 2015 respectively. Additionally, the shift in consumer shopping preferences to online or multichannel shopping experiences has shifted the concentration of our sales. For fiscal 2017, 2016 and 2015, our net sales to customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 13%, 10%, and 9%, respectively, of our total consolidated net sales revenue for each fiscal year and grew over 30% in fiscal 2017 . With the continued growth in online sales across the retail landscape, many brick and mortar retailers are aggressively looking for ways to improve their customer delivery capabilities to be able to meet customer expectations. As a result, it will become increasingly important for us to leverage our distribution capabilities in order to meet the changing demands of our customers, as well as to increase our online capabilities to support our direct-to-consumer sales channels and online channel sales by our retail customers.

Variability of the Cough/Cold/Flu Season

Sales in several of our Health & Home segment categories are highly correlated to the severity of winter weather and cough/cold/flu incidence. In the U.S., the cough/cold/flu season historically runs from November through March, with peak activity normally in January to March. For the 2016-2017 season, fall and winter season weather was mild and reports of cough/cold/flu incidence were below the 2015-2016 season, which was a below average season. We expect that the weakness in the most recent cough/cold/flu season will have an unfavorable impact on initial replenishment of affected categories during fiscal 2018, due to high retail inventory levels.

Results of Operations

The following table provides selected operating data, in U.S. Dollars, as a  percentage of net sales revenue, and as a year-over-year percentage change.

	Fiscal Years Ended
	the Last Day of February,			% of Sales Revenue, net (3)			% Change
(in thousands)	2017 (1)	2016 (2)	2015 (2)	2017	2016	2015	17/16	16/15
Sales revenue by segment, net
Housewares	$418,128	$310,663	$296,252	27.2%	20.1%	20.5%	34.6%	4.9%
Health & Home	632,769	642,735	613,253	41.2%	41.6%	42.4%	(1.6)%	4.8%
Nutritional Supplements	130,543	153,126	100,395	8.5%	9.9%	6.9%	(14.7)%	52.5%
Beauty	355,779	439,177	435,231	23.1%	28.4%	30.1%	(19.0)%	0.9%
Total sales revenue, net	1,537,219	1,545,701	1,445,131	100.0%	100.0%	100.0%	(0.5)%	7.0%
Cost of goods sold	861,751	909,696	845,572	56.1%	58.9%	58.5%	(5.3)%	7.6%
Gross profit	675,468	636,005	599,559	43.9%	41.1%	41.5%	6.2%	6.1%
Selling, general and administrative expense (SG&A)	498,736	499,390	428,840	32.4%	32.3%	29.7%	(0.1)%	16.5%
Asset impairment charges	12,400	6,000	9,000	0.8%	0.4%	0.6%	106.7%	(33.3)%
Operating income	164,332	130,615	161,719	10.7%	8.5%	11.2%	25.8%	(19.2)%
Nonoperating income, net	414	299	517	-%	-%	-%	38.5%	(42.2)%
Interest expense	(14,857)	(11,096)	(15,022)	(1.0)%	(0.7)%	(1.0)%	33.9%	(26.1)%
Total other expense	(14,443)	(10,797)	(14,505)	(0.9)%	(0.7)%	(1.0)%	33.8%	(25.6)%
Income before income taxes	149,889	119,818	147,214	9.8%	7.8%	10.2%	25.1%	(18.6)%
Income tax expense	9,200	18,590	16,050	0.6%	1.2%	1.1%	(50.5)%	15.8%
Net income	$140,689	$101,228	$131,164	9.2%	6.5%	9.1%	39.0%	(22.8)%

(1)	Fiscal 2017 includes eleven and a half months of operating results for Hydro Flask, acquired on March 18, 2016.

(2)	Fiscal 2015 includes eight months of operating results for Healthy Directions, acquired on June 30, 2014. Fiscal 2016 and thereafter includes a full year of operating results.

(3)

Sales revenue percentages by segment are computed as a percentage of the related segment’s net sales revenue to total net sales revenue. All other percentages are computed as a percentage of total net sales revenue.

Fiscal 2017 Financial Results

•	Consolidated net sales revenue decreased 0.5%, or $8.5 million, to $1,537.2 million in fiscal 2017 compared to $1,545.7 million fiscal 2016.
•

Consolidated operating income increased 25.8%, or $33.7 million, to $164.3 million for fiscal 2017 compared to $130.6 million in fiscal 2016. Consolidated operating margin increased 2.2 percentage points to 10.7% of consolidated net sales revenue in fiscal 2017 compared to 8.5% in fiscal 2016.

•

Consolidated adjusted operating income increased 2.4%, or $5.2 million, to $222.0 million for fiscal 2017 compared to $216.8 million in fiscal 2016. Consolidated adjusted operating margin increased 0.4 percentage points to 14.4% of consolidated net sales revenue in fiscal 2017 compared to 14.0% in fiscal 2016.

•

Net income increased 39%, or $39.5 million, to $140.7 million in fiscal 2017 compared to $101.2 million in fiscal 2016. Diluted EPS increased 43.2% to $5.04 in fiscal 2017 compared to $3.52 in fiscal 2016.

•

Adjusted income increased 4.6% to $187.9 million in fiscal 2017, compared to $179.7 million in fiscal 2016. Adjusted diluted EPS increased 7.7% to $6.73 in fiscal 2017 compared to $6.25 in fiscal 2016.

Adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS as discussed above and on the pages that follow are non‐GAAP financial measures as contemplated by SEC Regulation G, Rule 100. These measures are discussed further, and reconciled to their applicable GAAP‐based measures, on pages 32 through 35 and 39 through 40.

Fiscal 2016 Financial Results

•	Consolidated net sales revenue increased 7.0%, or $100.6 million, to $1,545.7 million for fiscal 2016 compared to $1,445.1 million in fiscal 2015.
•

Consolidated operating income decreased 19.2%, or $31.1 million, to $130.6 million for fiscal 2016 compared to $161.7 million in fiscal 2015. Consolidated operating margin decreased 2.7 percentage points to 8.5% of consolidated net sales revenue in fiscal 2016 compared to 11.2% in fiscal 2015.

•

Consolidated adjusted operating income increased 5.5%, or $11.2 million, to $216.8 million for fiscal 2016 compared to $205.6 million for fiscal 2015. Consolidated adjusted operating margin decreased 0.2 percentage points to 14.0% of consolidated net sales revenue in fiscal 2016 compared to 14.2% in fiscal 2015.

•

Net income decreased 22.8%, or $29.9 million, to $101.2 million in fiscal 2016 compared to $131.2 million in fiscal 2015. Diluted EPS decreased 22.1% to $3.52 in fiscal 2016 compared to $4.52 in fiscal 2015.

•

Adjusted income increased 5.7% to $179.7 million in fiscal 2016, compared to $169.9 million in fiscal 2015. Adjusted diluted EPS increased 6.8% to $6.25 in fiscal 2016 compared to $5.85 in fiscal 2015.

Geographic Net Sales Revenue

The following table provides net sales revenue by geographic region, in U.S. Dollars, as a percentage of net sales revenue, and the year-over-year percentage change in each region.

	Fiscal Years Ended
	the Last Day of February,			% of Sales Revenue, net (3)			% Change
(in thousands)	2017 (1)	2016 (2)	2015 (2)	2017	2016	2015	17/16	16/15
Sales revenue, net by geographic region
United States	$1,241,653	$1,233,464	$1,139,959	80.8%	79.8%	78.9%	0.7%	8.2%
Canada	60,002	57,482	69,996	3.9%	3.7%	4.8%	4.4%	(17.9)%
EMEA	134,545	139,910	133,902	8.8%	9.1%	9.3%	(3.8)%	4.5%
Asia Pacific	60,689	51,575	47,245	3.9%	3.3%	3.3%	17.7%	9.2%
Latin America	40,330	63,270	54,029	2.6%	4.1%	3.7%	(36.3)%	17.1%
Total sales revenue, net	$1,537,219	$1,545,701	$1,445,131	100.0%	100.0%	100.0%	(0.5)%	7.0%
(1)	Fiscal 2017 includes eleven and a half months of operating results for Hydro Flask, acquired on March 18, 2016.

(2)	Fiscal 2015 includes eight months of operating results for Healthy Directions, acquired on June 30, 2014. Fiscal year 2016 and thereafter includes a full year of operating results.

(3)

Sales revenue percentages by segment are computed as a percentage of the related segment’s net sales revenue, to total net sales revenue. All other percentages are computed as a percentage of total net sales revenue.

In fiscal 2017, domestic sales grew 0.7% compared to fiscal 2016, primarily driven by the contribution from the Hydro Flask acquisition. International sales declined 5.3% primarily from declines in EMEA and Latin America due to foreign currency fluctuations and the re-measurement of our Venezuelan financial statements in fiscal 2017, which were partially offset by growth in Canada and Asia Pacific.

In fiscal 2016, domestic sales grew 8.2% compared to fiscal 2015, which included growth from acquisitions and new product introductions. International sales increased 2.3% reflecting growth in Latin America primarily due to hyper inflation in Venezuela, and increases in Asia Pacific and EMEA, partially offset by a decline in Canada.  International growth was achieved despite an unfavorable impact from foreign currency fluctuations of approximately $29.8 million, or 2.1%, in fiscal 2016.

Comparison of Fiscal 2017 to Fiscal 2016

Consolidated and Segment Net Sales

The following table summarizes the impact that acquisitions, foreign currency and Venezuela re-measurement had on our net sales revenue by segment:

	Fiscal Year Ended February 28, 2017
(in thousands)	Housewares (1)	Health & Home (2)	Nutritional Supplements	Beauty	Total
Fiscal 2016 sales revenue, net	$310,663	$642,735	$153,126	$439,177	$1,545,701
Core business	2,402	(8,257)	(22,583)	(56,853)	(85,291)
Impact of foreign currency	(1,942)	(2,421)	-	(5,339)	(9,702)
Venezuela re-measurement	-	-	-	(21,206)	(21,206)
Acquisitions	107,005	712	-	-	107,717
Change in sales revenue, net	107,465	(9,966)	(22,583)	(83,398)	(8,482)
Fiscal 2017 sales revenue, net	$418,128	$632,769	$130,543	$355,779	$1,537,219

Total net sales revenue growth	34.6%	(1.6)%	(14.7)%	(19.0)%	(0.5)%
Core business	0.8%	(1.3)%	(14.7)%	(12.9)%	(5.5)%
Impact of foreign currency	(0.6)%	(0.4)%	0.0%	(1.2)%	(0.6)%
Venezuela re-measurement	0.0%	0.0%	0.0%	(4.8)%	(1.4)%
Acquisitions	34.4%	0.1%	0.0%	0.0%	7.0%
(1)	Fiscal 2017 includes eleven and a half months of incremental operating results from the Hydro Flask acquisition, acquired on March 18, 2016.

(2)	Fiscal 2017 includes one month of incremental operating results from the Vicks VapoSteam inhalant business acquisition, acquired on March 31, 2015.

In the above table and the table on page 36, core business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand is acquired, excluding the impact that foreign currency and Venezuelan currency re-measurement had on reported net sales. Net sales revenue from internally developed brands or product lines is considered core business activity.

Consolidated Net Sales Revenue

Consolidated net sales revenue decreased $8.5 million, or 0.5%, to $1,537.2 million for fiscal 2017, compared to $1,545.7 million for fiscal 2016. The decline was driven by:

•	a core business decline of $85.3 million, or 5.5%, primarily due to:

o	a decrease of approximately $39.6 million, or 2.6%, from our rationalization of lower margin, commoditized and non-strategic business;

o	a decline in the Nutritional Supplements segment of $22.6 million, or 1.5%;

o	the unfavorable impact of a weak cough/cold/flu season that was both below average and below that of the same period last year;

o	the impact of lower store traffic and soft consumer spending at traditional brick and mortar retail along with the impact of inventory rationalization by several key retailers;

•	the unfavorable impact from foreign currency fluctuations of approximately $9.7 million, or 0.6%; and
•

an unfavorable impact of $21.2 million, or 1.4%, from the discontinued use of the official exchange rate and the adoption of a market-based exchange rate to re-measure our Venezuelan financial statements in fiscal 2017.

These factors were partially offset by growth from acquisitions of $107.7 million, or 7%.

Segment Net Sales Revenue

Housewares

Net sales revenue in the Housewares segment increased $107.5 million, or 34.6%, to $418.1 million for fiscal 2017, compared to $310.7 million for fiscal 2016. The change was driven by:

•

core business growth of $2.4 million, or 0.8%, primarily due to growth in online sales at key customers and new product and category introductions, partially offset by lower order replenishment from key customers due to lower retail store traffic and the unfavorable comparative impact from the launch of the kitchen electrics category in fiscal 2016; and

•	the unfavorable impact of net foreign currency fluctuations of approximately $1.9 million, or 0.6%;
•	partially offset by growth from acquisitions of $107.0 million, or 34.4%, representing eleven and a half months of operating results from Hydro Flask.

Health & Home

Net sales revenue in the Health & Home segment decreased $10.0 million, or 1.6%, to $632.8 million for fiscal 2017, compared to $642.7 million for fiscal 2016. The change was driven by:

•

a core business decline of $8.3 million, or 1.3%, primarily due to a de-emphasis of low margin hot/cold therapy business and the impact of another weak cough/cold/flu season on thermometry and humidification replenishment orders, partially offset by growth in air purification and our seasonal fan and heater categories; and

•	the unfavorable impact of net foreign currency fluctuations of approximately $2.4 million, or 0.4%;
•	partially offset by growth from acquisitions of $0.7 million, or 0.1%, representing twelve months of contribution from Vicks VapoSteam, compared to eleven months of contribution for fiscal 2016.

Nutritional Supplements

Net sales revenue in the Nutritional Supplements segment decreased $22.6 million, or 14.7%, to $130.5 million for fiscal 2017, compared to $153.1 million for fiscal 2016. The change was primarily driven by a decline in the offline and legacy print newsletter subscription businesses of $17.4 million, or 11.3%. The segment continues to implement a multi-year strategic transition from offline to online channels. This transition includes investments in its online interface and e-commerce platforms in an effort to improve order conversion and average order values.

Beauty

Net sales revenue in the Beauty segment decreased $83.4 million, or 19.0%, to $355.8 million for fiscal 2017, compared to $439.2 million for fiscal 2016.  The change was driven by:

•

a core business decline of $56.9 million, or 12.9%, primarily due to our rationalization of lower margin, commoditized and non-strategic business and the impact of lower store traffic and soft consumer spending at traditional brick and mortar retail, along with inventory rationalization by several key retailers;

•	the unfavorable impact of net foreign currency fluctuations of approximately $5.3 million, or 1.2%; and
•

an unfavorable impact of $21.2 million, or 4.8%, from our discontinued use of the official exchange rate and our adoption of a market-based exchange rate to re-measure our Venezuelan financial statements in fiscal 2017.

Gross Profit Margin

Consolidated gross profit margin for fiscal 2017 increased 2.8 percentage points to 43.9%, compared to 41.1% for fiscal 2016. The increase in consolidated gross profit margin is primarily due to:

•	favorable shifts in product mix;
•	product rationalization efforts;

•	the impact of a Venezuela inventory impairment charge of $9.1 million recorded in fiscal 2016, which reduced the comparative period consolidated gross profit margin by 0.6 percentage points;
•	accretion from the Hydro Flask acquisition, which increased consolidated gross profit margin by 1.2 percentage points; and
•	reductions in product costs.

These factors were partially offset by the unfavorable impact of net foreign currency fluctuations.

Selling General and Administrative Expenses

Our consolidated SG&A ratio, defined as consolidated SG&A expense as a percent of consolidated net sales, increased 0.1 percentage point to 32.4% for fiscal 2017, compared to 32.3% for fiscal 2016. The increase in consolidated SG&A ratio is primarily due to:



•

the impact of higher compensation costs due to hourly wage increases, increases in share-based compensation as new three-year performance based incentives enter their third year of existence and estimated performance factors are adjusted and the $1.8 million unfavorable impact of a change in an accounting standard for share-based compensation;

•	higher advertising expense;
•	patent litigation expense of $1.5 million; and
•	the impact within our core business that lower overall net sales had on operating leverage.

These factors were mostly offset by:

•	improved distribution and logistics efficiency and lower outbound freight costs within our core business;
•	lower year-over-year foreign currency revaluation losses, partially due to cash flow hedges and $10 million of U.S. Dollar to Euro cross-currency debt swaps; and
•	the comparative favorable impact of the following items recorded in fiscal 2016:
o	a $17.8 million patent litigation charge;
o	Venezuela re-measurement related charges of $9.6 million; and
o	$6.7 million of CEO succession costs recorded as result of the lawsuit settlement with our former CEO.

Asset Impairment charges

Our annual impairment testing for goodwill and indefinite lived intangible assets has historically occurred in the first quarter of our fiscal year. In December 2016, we elected to change our annual impairment testing to the fourth quarter of our fiscal year. Accordingly, for fiscal 2017 we completed impairment tests during the first and fourth fiscal quarters. As a result of our testing of indefinite-lived trademarks in the fourth quarter, we recorded non-cash asset impairment charges of $5.0 million ($3.2 million after tax). As a result of our testing of indefinite-lived trademarks in the first quarter, we recorded non-cash asset impairment charges of $7.4 million ($5.1 million after tax). The charges in both quarters were related to certain brand assets and trademarks in our Beauty and Nutritional Supplements segments, which were written down to their estimated fair values, determined on the basis of our estimated future discounted cash flows using the relief from royalty valuation method.

Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment

In order to provide a better understanding of the comparative impact of certain items on operating income, the tables that follow report the comparative before tax impact of non‐cash asset impairment charges, CEO succession costs, acquisition‐related expenses, Venezuelan currency re-measurement related charges, patent litigation charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods covered below.

	Fiscal Year Ended February 28, 2017
(in thousands)	Housewares (8)		Health & Home		Nutritional Supplements		Beauty		Total
Operating income, as reported (GAAP)	$89,641	21.4%	$52,294	8.3%	$(7,933)	(6.1)%	$30,330	8.5%	$164,332	10.7%
Asset impairment charges (1)	-	-%	-	-%	9,500	7.3%	2,900	0.8%	12,400	0.8%
Patent litigation charge (5)	-	-%	1,468	0.2%	-	-%	-	-%	1,468	0.1%
Subtotal	89,641	21.4%	53,762	8.5%	1,567	1.2%	33,230	9.3%	178,200	11.6%
Amortization of intangible assets (6)	2,643	0.6%	13,663	2.2%	6,284	4.8%	5,718	1.6%	28,308	1.8%
Non-cash share-based compensation (7)	3,185	0.8%	5,028	0.8%	2,362	1.8%	4,923	1.4%	15,498	1.0%
Adjusted operating income (non-GAAP)	$95,469	22.8%	$72,453	11.5%	$10,213	7.8%	$43,871	12.3%	$222,006	14.4%

	Fiscal Year Ended February 29, 2016
(in thousands)	Housewares		Health & Home		Nutritional Supplements (9)		Beauty		Total
Operating income, as reported (GAAP)	$56,659	18.2%	$38,078	5.9%	$11,446	7.5%	$24,432	5.6%	$130,615	8.5%
Asset impairment charges (1)	-	-%	-	-%	-	-%	6,000	1.4%	6,000	0.4%
CEO succession costs (2)	1,348	0.4%	2,722	0.4%	704	0.5%	1,933	0.4%	6,707	0.4%
Acquisition-related expenses (3)	698	0.2%	-	-%	-	-%	-	-%	698	-%
Venezuelan re-measurement related charges (4)	-	-%	-	-%	-	-%	18,733	4.3%	18,733	1.2%
Patent litigation charge (5)	-	-%	17,830	2.8%	-	-%	-	-%	17,830	1.2%
Subtotal	58,705	18.9%	58,630	9.1%	12,150	7.9%	51,098	11.6%	180,583	11.7%
Amortization of intangible assets (6)	1,325	0.4%	14,438	2.2%	6,259	4.1%	5,751	1.3%	27,773	1.8%
Non-cash share-based compensation (7)	1,344	0.4%	2,470	0.4%	1,319	0.9%	3,350	0.8%	8,483	0.5%
Adjusted operating income (non-GAAP)	$61,374	19.8%	$75,538	11.8%	$19,728	12.9%	$60,199	13.7%	$216,839	14.0%

	Fiscal Year Ended February 28, 2015
(in thousands)	Housewares		Health & Home		Nutritional Supplements (9)		Beauty		Total
Operating income, as reported (GAAP)	$59,392	20.0%	$50,821	8.3%	$9,512	9.5%	$41,994	9.6%	$161,719	11.2%
Asset impairment charges (1)	-	-%	-	-%	-	-%	9,000	2.1%	9,000	0.6%
Acquisition-related expenses (3)	-	-%	-	-%	3,611	3.6%	-	-%	3,611	0.2%
Subtotal	59,392	20.0%	50,821	8.3%	13,123	13.1%	50,994	11.7%	174,330	12.1%
Amortization of intangible assets (6)	1,345	0.5%	13,878	2.3%	4,171	4.2%	5,934	1.4%	25,328	1.8%
Non-cash share-based compensation (7)	758	0.3%	1,115	0.2%	499	0.5%	3,602	0.8%	5,974	0.4%
Adjusted operating income (non-GAAP)	$61,495	20.8%	$65,814	10.7%	$17,793	17.7%	$60,530	13.9%	$205,632	14.2%

In the tables above, footnote references (1) to (7) correspond to the notes beginning on page 34 under the heading entitled “Net Income and EPS, Adjusted Income and Adjusted EPS.” Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as set forth in SEC Regulation G, Rule 100. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures, is furnished beginning on page 35.

(8)	Includes eleven and a half months of incremental operating results for Hydro Flask, acquired on March 18, 2016.

(9)	Fiscal 2015 includes eight months of incremental operating results for Healthy Directions, which was acquired on June 30, 2014. Fiscal 2016 and thereafter includes a full year of operating results.

Consolidated

Consolidated operating income increased 25.8% to $164.3 million for fiscal 2017 compared to $130.6 million for fiscal 2016. Consolidated adjusted operating income was $222.0 million, or 14.4% of net sales, compared to $216.8 million, or 14.0% of net sales for fiscal 2016.  The 0.4 percentage point increase in consolidated adjusted operating margin primarily reflects accretion from the acquisition of Hydro Flask, the rationalization of low-margin business, and lower product costs, partially offset by the unfavorable impact from foreign currency, the unfavorable impact of approximately $8.8 million, or 0.4 percentage points, from the re-measurement of our Venezuelan financial statements at a new market-based exchange rate, higher compensation expense and higher advertising expense.

Housewares

The Housewares segment’s operating income increased $33.0 million, or 58.2%, to $89.6 million for fiscal 2017 compared to fiscal 2016. Segment adjusted operating income increased 55.6% to $95.5 million, or 22.8% of segment net sales, compared to $61.4 million, or 19.8% of segment net sales, in fiscal 2016. The 3.0 percentage point increase in segment adjusted operating margin is primarily due to the accretive impact of the Hydro Flask acquisition, which increased the segment adjusted operating margin by 3.0 percentage points, as well as core business improvements in inbound freight costs, product cost savings and channel mix. These improvements were offset by higher incentive compensation costs, increased media advertising expense and the unfavorable impact of foreign currency fluctuations.

Health & Home

The Health & Home segment’s operating income increased $14.2 million, or 37.3%, to $52.3 million for fiscal 2017 compared to fiscal 2016. Segment adjusted operating income decreased 4.1% to $72.5 million, or 11.5% of segment net sales, compared to $75.5 million, or 11.8% of segment net sales, in fiscal 2016. The 0.3 percentage point decrease in segment adjusted operating margin is primarily due to an increase in media advertising to support new product introductions and drive category awareness, as well as the unfavorable impact of foreign currency fluctuations. These factors were partially offset by a year-over-year increase in gross profit margin driven by lower product costs and favorable product/customer mix.

Nutritional Supplements

The Nutritional Supplements segment’s operating loss was $7.9 million compared to operating income of $11.4 million in fiscal 2016. Segment adjusted operating income decreased 48.2% to $10.2 million, or 7.8% of segment net sales, compared to $19.7 million, or 12.9% of segment net sales, in fiscal 2016. The 5.1 percentage point decrease in segment adjusted operating margin is primarily due the net sales decline and its unfavorable impact on operating leverage, partially offset by lower promotion, advertising, and customer acquisition costs and lower incentive compensation costs.

Beauty

The Beauty segment’s operating income increased $5.9 million, or 24.1%, to $30.3 million for fiscal 2017 compared to fiscal 2016. Segment adjusted operating income decreased 27.1% to $43.9 million, or 12.3% of segment net sales, compared to $60.2 million, or 13.7% of segment net sales, in fiscal 2016. The 1.4 percentage point decrease in adjusted operating margin is primarily due to the impact of a change in the rate used to re-measure our Venezuelan financial statements, which had a comparative unfavorable impact on operating income of approximately $8.4 million and adjusted operating margin of approximately 2.4 percentage points, foreign currency fluctuations, and other net sales declines and their unfavorable impact on operating leverage. These factors were partially offset by reduced product costs, a higher margin sales mix, and lower incentive compensation expense.

Interest Expense

Interest expense was $14.9 million in fiscal 2017 compared to $11.1 million in fiscal 2016. The increase in interest expense is due to:

•

higher levels of debt as a result of borrowings used to fund the repurchase of $75.0 million of the Company’s outstanding common stock and the $210.0 million acquisition of Hydro Flask in fiscal 2017;  and

•	higher average interest rates in fiscal 2017 compared to fiscal 2016.

Income Tax Expense

Our fiscal 2017 income tax expense was $9.2 million and our effective tax rate was 6.1%, compared to $18.6 million and 15.5% respectively in fiscal 2016. The year-over-year comparison of our effective tax rates was impacted by the mix of taxable income in our various tax jurisdictions. Due to the Company’s organization in Bermuda and the ownership structure of its foreign subsidiaries, many of which are not owned directly or indirectly by a U.S. parent company, an immaterial amount of the Company’s foreign income is subject to U.S. taxation on a permanent basis under current law. Additionally, the Company’s intellectual property is largely owned by foreign subsidiaries of the Company, resulting in proportionally higher earnings in jurisdictions with lower statutory tax rates, which decreases the Company’s overall effective tax rate.

The fiscal 2017 effective tax rate was also favorably impacted by:

•	a $4.1 million tax benefit resulting from non-cash impairment charges of $12.4 million;

•	$1.8 million in tax benefits resulting from the recognition of excess tax benefits from share-based compensation in income tax expense rather than paid in capital due to our adoption of ASU 2016-09;

•	$1.6 million in tax benefits related to the resolution of uncertain tax positions; and

•	tax benefits of $1.5 million in due to the finalization of certain tax returns.

These items had the combined effect of lowering our effective tax rate by 5.1 percentage points.

Net Income, EPS, Adjusted Income (non-GAAP), and Adjusted EPS (non-GAAP)

In order to provide a better understanding of the impact of certain items on our net income and EPS, the analysis that follows reports the comparative after tax impact of non‐cash asset impairment charges, CEO succession costs, acquisition‐related expenses, Venezuelan currency re-measurement related charges, patent litigation charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on our net income, and basic and diluted EPS for the periods covered below.

	Fiscal Years Ended the Last Day of February,			Basic EPS			Diluted EPS
(dollars in thousands, except per share data)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Net income as reported (GAAP)	$140,689	$101,228	$131,164	$5.11	$3.58	$4.59	$5.04	$3.52	$4.52
Asset impairment charges, net of tax (1)	8,295	5,312	8,155	0.30	0.19	0.29	0.30	0.18	0.28
CEO succession costs, net of tax (2)	-	4,645	-	-	0.16	-	-	0.16	-
Acquisition-related expenses, net of tax (3)	-	696	2,306	-	0.03	0.08	-	0.02	0.08
Venezuelan re-measurement related charges, net of tax (4)	-	18,733	-	-	0.66	-	-	0.65	-
Patent litigation charge, net of tax (5)	1,464	17,785	-	0.05	0.63	-	0.05	0.62	-
Subtotal	150,448	148,399	141,625	5.46	5.25	4.96	5.39	5.16	4.88
Amortization of intangible assets, net of tax (6)	24,338	24,063	22,985	0.88	0.85	0.80	0.87	0.84	0.79
Non-cash share-based compensation, net of tax (7)	13,102	7,199	5,312	0.48	0.25	0.19	0.47	0.25	0.18
Adjusted income (non-GAAP)	$187,888	$179,661	$169,922	$6.82	$6.35	$5.95	$6.73	$6.25	$5.85

Weighted average shares of common stock used in computing basic and diluted EPS				27,522	28,273	28,579	27,891	28,749	29,035
(1)	Includes non-cash intangible asset impairment charges in fiscal 2017, 2016 and 2015 of $12.4, $6.0 and $9.0 million, respectively, net of taxes of $4.1, $0.7 and $0.8 million, respectively.

(2)	Includes CEO succession costs in connection with the settlement of a lawsuit with our former CEO recorded in fiscal 2016 of $6.7 million, net of taxes of $2.1 million.

(3)

Includes acquisition expenses incurred for Hydro Flask and Healthy Directions recorded in fiscal 2016 and 2015, of $0.7 and $3.6 million, respectively, net of taxes of $0 and $1.3 million, respectively.

(4)	Includes Venezuelan currency re-measurement related charges recorded in fiscal 2016 of $18.7 million (before and after tax).

(5)	Includes patent litigation charges recorded in fiscal 2017 and 2016, of $1.5 and $17.8 million (before and after tax), respectively.

(6)	Includes amortization of intangible assets in fiscal 2017, 2016 and 2015, of $28.3, $27.8 and $25.3 million, respectively, net of taxes of $4.0, $3.7 and $2.3 million, respectively.

(7)	Includes non-cash share-based compensation expense in fiscal 2017, 2016 and 2015, of $15.5, $8.5 and $6.0 million, respectively, net of taxes of $2.4, $1.3 and $0.7 million, respectively.

Our net income was $140.7 million for fiscal 2017 compared to $101.2 million for fiscal 2016, an increase of 39.0%. Our diluted earnings per share increased $1.52, or 43.2%, to $5.04 for fiscal 2017 compared to $3.52 for fiscal 2016.

Adjusted income increased $8.2 million, or 4.6%, for fiscal 2017 compared to fiscal 2016. Adjusted diluted EPS was $6.73 for fiscal 2017 compared to $6.25 for fiscal 2016. The increase in adjusted income was primarily due to an increase in adjusted operating income and lower tax expense, partially offset by higher interest expense. The increase in adjusted diluted EPS was due to increased adjusted income and the repurchase of 922,731 shares during fiscal 2017.

The tables referred to beginning on pages 32 and 34 under the headings “Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP) and Adjusted Operating Margin (non-GAAP) by Segment” and “Net Income, EPS, Adjusted Income (non-GAAP), and Adjusted EPS (non-GAAP),” respectively report operating income, operating margin, net income and EPS without the impact of non-cash asset impairment charges, CEO succession costs, acquisition-related expenses, Venezuelan currency re-measurement related charges, patent litigation charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The preceding table reconciles these measures to their corresponding GAAP-based measures presented in our consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income and adjusted EPS provide useful information to management and investors regarding financial and business trends relating to the Company’s financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with the Company’s financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges on net income and earnings per share. We also believe that these non-GAAP measures facilitate a more direct comparison of the Company’s performance with its competitors. We further believe that including the excluded charges would not accurately reflect the underlying performance of the Company’s continuing operations for the period in which the charges are incurred, even though such charges may be incurred and reflected in the Company’s GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of the Company's activities. The Company’s adjusted operating income, adjusted operating margin, adjusted income and adjusted EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information.

Comparison of Fiscal 2016 to Fiscal 2015

Consolidated and Segment Net Sales

The following table summarizes the impact that acquisitions and foreign currency had on our net sales revenue by segment:

	Fiscal Year Ended February 29, 2016
(in thousands)	Housewares	Health & Home (1)	Nutritional Supplements (2)	Beauty	Total
Fiscal 2015 sales revenue, net	$296,252	$613,253	$100,395	$435,231	$1,445,131
Core business	15,662	39,697	(154)	14,287	69,492
Impact of foreign currency	(1,251)	(18,202)	-	(10,341)	(29,794)
Acquisitions	-	7,987	52,885	-	60,872
Change in sales revenue, net	14,411	29,482	52,731	3,946	100,570
Fiscal 2016 sales revenue, net	$310,663	$642,735	$153,126	$439,177	$1,545,701

Total net sales revenue growth	4.9%	4.8%	52.5%	0.9%	7.0%
Core business	5.3%	6.5%	(0.2)%	3.3%	4.8%
Impact of foreign currency	(0.4)%	(3.0)%	0.0%	(2.4)%	(2.1)%
Acquisitions	0.0%	1.3%	52.7%	0.0%	4.2%
(1)	Fiscal 2016 includes eleven months of incremental operating results from the Vicks VapoSteam inhalant business acquisition, acquired on March 31, 2015.

(2)	Fiscal 2016 includes four months of incremental operating results from the Healthy Directions acquisition, acquired on June 30, 2014.

Consolidated Net Sales Revenue

Consolidated net sales revenue increased $100.6 million, or 7.0%, to $1,545.7 million for fiscal 2016 compared to $1,445.1 million for fiscal 2015. The change was driven by:

•	a core business increase of $69.5 million, or 4.8%;
•	growth from acquisitions of $60.9 million, or 4.2%; and
•	the unfavorable impact of net foreign currency fluctuations of approximately $29.8 million, or 2.1%.

Segment Net Sales Revenue

Housewares

Net sales revenue in the Housewares segment increased $14.4 million, or 4.9%, to $310.7 million for fiscal 2016, compared to $296.3 million for fiscal 2015. The change was driven by:

•

core business growth of $15.7 million, or 5.3%, primarily due to innovative category extensions and expanded shelf space in traditional and online sales channels, partially offset by higher year-over-year promotional discounts in support of new product introductions; and

•	the unfavorable impact of net foreign currency fluctuations of approximately $1.3 million, or 0.4%.

Health & Home

Net sales revenue in the Health & Home segment increased $29.5 million, or 4.8%, to $642.7 million for fiscal 2016 compared to $613.3 million for fiscal 2015. The change was driven by:

•

core business growth of $39.7 million, or 6.5%, primarily due to new product introductions in thermometry and humidification and expanded distribution in Europe, growth in water filtration driven by greater consumer awareness of water quality issues and high sell-through of fan shipments in the U.S., Canada and Europe due to sustained high summer temperatures, partially offset by the impact of a weak cough/cold/flu season;

•	growth from acquisitions of $8.0 million, or 1.3%, representing eleven months of operating results from the acquisition of Vicks VapoSteam; and
•	the unfavorable impact of net foreign currency fluctuations of approximately $18.2 million, or 3.0%.

Nutritional Supplements

The Nutritional Supplements segment includes the operating results from Healthy Directions, which we acquired on June 30, 2014. The Nutritional Supplements segment contributed net sales revenue of $153.1 million in fiscal 2016. Core business net sales in the Nutritional Supplements segment for the eight months of comparable operating results since acquisition declined by $0.2 million as growth in direct-to-consumer product sales were offset by declines in the legacy print newsletter subscription business, which was de-emphasized as part of the segment’s growth strategy.

Beauty

Net sales revenue in the Beauty segment increased $4.0 million, or 0.9%, to $439.2 million for fiscal 2016 compared with $435.2 million for fiscal 2015. The change was driven by:

•

a core business increase of $14.3 million, or 3.3%, due to the impacts of hyperinflation in Venezuela, lower promotional discounts, and new products in the appliances and accessories categories;  partially offset by declines in personal care due to continued competitive pressures; and

•	the unfavorable impact of net foreign currency fluctuations of approximately $10.3 million, or 2.4%.

Beauty segment net sales revenue includes sales from our operations in Venezuela of $22.0 and $10.3 million in fiscal 2016 and 2015, respectively. As further discussed in Note 3 to the accompanying consolidated financial statements and under “Overview” above, we changed the rate used to re-measure our Venezuelan financial statements as of February 29, 2016. At the new exchange rate, we expect that U.S. reported net sales will no longer be meaningful to our consolidated and Beauty segment net sales.

Gross Profit Margin:

Consolidated gross profit margin for fiscal 2016 decreased 0.4 percentage points to 41.1%, compared to 41.5% for fiscal 2015. The decrease in consolidated gross profit margin is primarily due to:

•	a re-measurement related charge of $9.1 million with respect to Venezuelan inventory at February 29, 2016, which reduced consolidated gross profit margin by 0.6 percentage points; and

•	the unfavorable impact of net foreign currency fluctuations.

These factors were partially offset by an incremental four months of operating results from the Nutritional Supplements segment, which increased consolidated gross profit margin by 1.1 percentage points.

Selling, General and Administrative Expense:

Our consolidated SG&A ratio increased 2.6 percentage points to 32.4% for fiscal 2016, compared to 29.7% for fiscal 2015. The increase in the consolidated SG&A ratio is primarily due to:

•	Venezuelan re-measurement related charges of $9.6 million, which increased the SG&A ratio by 0.6 percentage points;

•	the impact of a $17.8 million patent litigation charge recorded in the fourth quarter of fiscal 2016, which increased the SG&A ratio by 1.2 percentage points;

•	the impact of $6.7 million of CEO succession costs recorded as result of a settlement with our former CEO, which increased the SG&A ratio by 0.4 percentage points;

•

the unfavorable comparison resulting from a $7.0 million gain from the amendment of a trademark license agreement in fiscal 2015, which decreased the comparative period SG&A ratio by 0.5 percentage points; and

•	an incremental four months of operating results from the Nutritional Supplements segment, which operates with a higher SG&A ratio than our other segments.

These factors were partially offset by:

•	lower year-over-year foreign currency revaluation losses, partially due to cash flow hedges and a cross-currency debt swap;

•	lower outbound freight costs; and

•	the impact that higher overall net sales had on operating leverage.

Asset Impairment Charges

Fiscal 2016

We performed interim impairment testing in the fourth quarter of fiscal 2016 for certain of our brands as a result of revised growth outlooks. As a result of our testing, we recorded a non-cash asset impairment charge of $3.0 million ($2.7 million after tax). We performed our annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal 2016. As a result of our testing of indefinite-lived trademarks, we recorded a non-cash asset impairment charge of $3.0 million ($2.7 million after tax). The charges in both quarters were related to certain trademarks in our Beauty segment, which were written down to fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

Fiscal 2015

We performed our annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal 2015. As a result of our testing of indefinite-lived trademarks and licenses, we recorded a non-cash asset impairment charge of $9.0 million ($8.2 million after tax). The charge was related to certain trademarks in our Beauty segment, which were written down to their estimated fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment

Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as set forth in SEC Regulation G, Rule 100. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures is furnished beginning on page 35.

Consolidated

Consolidated operating income decreased 19.2% to $130.6 million for fiscal 2016 compared to $161.7 million for fiscal 2015. Consolidated adjusted operating income increased 5.4% to $216.8 million, or 14.0% of consolidated net sales, compared to $205.6 million, or 14.2% of net sales for fiscal 2015. The 0.2 percentage point decrease in consolidated adjusted operating margin primarily reflects the unfavorable impact of foreign currency fluctuations and the comparative impact of a $7.0 million gain from the amendment of a license agreement recorded in fiscal year 2015, partially offset by sales growth, improved operating leverage and the impact of hyperinflation in Venezuela.

Housewares

The Housewares segment’s operating income decreased $2.7 million, or 4.6%, to $56.7 million for fiscal 2016 compared to fiscal 2015. Segment adjusted operating income decreased 0.2% to $61.4 million or 19.8% of segment net sales, compared to $61.5 million or 20.8% of net sales in fiscal 2015. The 1.0 percentage point decrease in segment adjusted operating margin is primarily due to higher promotional spending, increased media advertising in support of new products and categories, higher compensation expense incurred to support category expansion and increased operating capacity, and lower margin kitchen electric sales.

Health & Home

The Health & Home segment’s operating income decreased $12.7 million, or 25.1%, to $38.1 million for fiscal 2016 compared to fiscal 2015. Segment adjusted operating income increased 14.8% to $75.5 million or 11.8% of segment net sales, compared to $65.8 million or 10.7% of net sales in fiscal 2015. The 1.1 percentage point increase in segment adjusted operating margin is primarily due to favorable operating leverage from net sales revenue growth and margin accretion from the VapoSteam acquisition, partially offset by the unfavorable impact of foreign currency fluctuations on U.S. Dollar reported net sales, and the unfavorable comparative impact of a $7.0 million gain from the amendment of a trademark license agreement recorded in fiscal 2015.

Nutritional Supplements

The Nutritional Supplements segment’s operating income includes the operating results from Healthy Directions, which we acquired on June 30, 2014. The Nutritional Supplements segment contributed operating income of $11.5 million in fiscal 2016. Segment adjusted operating margin for fiscal 2016 was 12.9% of segment net sales compared to 17.7% of segment net sales for the eight months of operating results included in fiscal 2015. The decrease in segment adjusted operating margin is primarily due to:

•	a decline of 3.1 percentage points from an allocation of $4.7 million of shared service and corporate overhead expenses that were not made in fiscal 2015, the year of acquisition; and

•	increased investments in promotions, advertising, customer acquisition, and online sales channel development.

Beauty

The Beauty segment’s operating income decreased $17.6 million, or 41.8%, to $24.4 million for fiscal 2016 compared to fiscal 2015. Segment adjusted operating income decreased 0.5% to $60.2 million or 13.7% of segment net sales, compared to $60.5 million or 13.9% in fiscal 2015. The 0.2 percentage point decrease in segment adjusted operating margin is primarily due the unfavorable impact of foreign currency fluctuations on U.S. Dollar reported net sales revenue.

Interest Expense

Interest expense decreased to $11.1 million in fiscal 2016 compared to $15.0 million in fiscal 2015. The decrease in interest expense is due to lower interest rates incurred on borrowings under our credit facility and lower term debt outstanding in fiscal 2016, which accrued interest at comparatively higher rates than under our credit facility.

Income Tax Expense

Our fiscal year 2016 income tax expense was $18.6 million and our effective tax rate was 15.5% compared to $16.1 million and 10.9% in fiscal 2015. The year-over-year comparison of our effective tax rates was primarily impacted by the mix of taxable income in our various tax jurisdictions.

The fiscal 2016 effective tax rate was also impacted by:

•	the unfavorable effect of Venezuelan currency re-measurement and non-cash impairment charges of $18.7 million, with no related tax benefit;

•	the unfavorable effect of a patent litigation charge of $17.8 million with minimal related tax benefit;

•	the impact of unfavorable foreign currency exchange fluctuations on income before tax, with no related tax benefit; and

•	tax benefits of $2.1 million due to the finalization of certain tax returns and changes in uncertain tax positions.

These items had the combined effect of increasing our effective tax rate by 2.3 percentage points.

Net Income, EPS, Adjusted Income (non-GAAP), and Adjusted EPS (non-GAAP)

Adjusted income and adjusted EPS may be considered non-GAAP financial measures as set forth in SEC Regulation G, Rule 100. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures is furnished beginning on page 35.

Our net income was $101.2 million for fiscal 2016 compared to $131.1 million for fiscal 2015, a decrease of 22.8%. Our diluted EPS decreased $1.00, or 22.1%, to $3.52 for fiscal 2016 compared to $4.52 for fiscal 2015.

Adjusted income increased $9.7 million, or 5.7%, for fiscal 2016 compared to fiscal 2015. Adjusted diluted EPS was $6.25 for fiscal 2016 compared to $5.85 for fiscal 2015. The increase in adjusted income was primarily due to overall sales growth, lower interest expense, and a slight decline in adjusted operating margin of 0.2 percentage points, despite the unfavorable impact of foreign exchange fluctuations in fiscal 2016 and the comparative impact of a $7.0 million after tax gain from the amendment of a trademark license agreement recorded in fiscal 2015. The increase in adjusted diluted EPS was due to increased adjusted income and lower diluted shares outstanding compared to fiscal 2015.

Financial Condition, Liquidity and Capital Resources

Selected measures of our liquidity and capital utilization for fiscal 2017 and 2016 are shown below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL UTILIZATION (1)

	Year Ended February 28,
	2017	2016
Accounts Receivable Turnover (Days)	55.3	52.4
Inventory Turnover (Times) (2)	2.8	2.9
Working Capital (in thousands) (3)	$266,711	$487,486
Current Ratio (3)	1.9:1	2.8:1
Ending Debt to Ending Equity Ratio (3)	47.6%	66.7%
Return on Average Equity (4)	14.4%	10.9%
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

(2)	For fiscal 2016, inventory turnover without the impact of a $9.1 million non-cash inventory impairment charge due to Venezulan currency re-measurement was 2.8 times.
(3)

As a result of the adoption of new accounting pronouncements in fiscal 2017, we reclassified certain elements of working capital from current to long-term. Corresponding prior year amounts were reclassified to conform to the current year’s presentation.  Refer to Note 4 in the accompanying consolidated financial statements for further information.

(4)

Net income and average equity for fiscal years 2017 and 2016 include after tax non-cash asset impairment charges of $8.3 and $5.3 million, respectively, and after-tax patent litigation charges of $1.5 and $17.8, respectively. In addition, net income and average equity for fiscal year 2016 include after tax acquisition-related expenses $0.7 million, after tax CEO succession costs of $4.7 million and after tax Venezuelan currency re-measurement related charges of $18.7 million. For fiscal years 2017 and 2016, these items had an unfavorable impact of 0.9 and 4.9 percentage points, respectively, on the return on average equity.

Operating Activities

Comparison of Fiscal 2017 to Fiscal 2016

Operating activities provided $228.5 million of cash during fiscal 2017 compared to $186.5 million of cash provided during fiscal 2016. The increase in operating cash flow was primarily due to the increase in net income and net favorable fluctuations in working capital components.

Accounts receivable increased $12.4 million to $229.9 million at the end of fiscal 2017, compared to $217.5 million at the end of fiscal 2016. Accounts receivable turnover increased to 55.3 days from 52.4 days in fiscal 2016.

Inventory decreased $12.5 million to $289.1 million at the end of fiscal 2017, compared to $301.6 million at the end of fiscal 2016. Inventory as of February 28, 2017 includes $25.0 million from the Hydro Flask acquisition. Inventory turnover was 2.8 times for fiscal 2017 compared to 2.9 times for fiscal 2016.

Working capital was $266.7 million at the end of fiscal 2017, compared to $487.5 million at the end of fiscal 2016. The decrease in working capital was primarily due to the use of $210 million in cash held at the end of fiscal 2016 to fund the Hydro Flask acquisition in March 2016.

Comparison of Fiscal 2016 to Fiscal 2015

Operating activities provided $185.3 million of cash during fiscal 2016 compared to $178.6 million of cash provided during fiscal 2015. The increase in operating cash flow was primarily due to fluctuations in working capital components.

Accounts receivable decreased $5.0 million to $217.5 million at the end of fiscal 2016, compared to $222.5 million at the end of fiscal 2015. Accounts receivable turnover improved to 52.4 days from 58.6 days in fiscal year 2015. The change in accounts receivable turnover is primarily due to the impact of an additional four months of Nutritional Supplements net sales without a corresponding increase in accounts receivable, as the segment collects most of its revenue upon shipment of product.

Inventory increased $8.5 million to $301.6 million at the end of fiscal 2016, compared to $293.1 million at the end of fiscal 2015. Inventory turnover increased to 2.9 times per year from 2.7 times per year in fiscal 2015. We believe the improvement in inventory turnover is due primarily to improvements in our supply chain operations and SKU rationalization efforts, as well as the impact of the Nutritional Supplements segment, which turns inventory at a higher rate than the rest of our segments.

Working capital was $487.5 million at the end of fiscal 2016, compared to $277.9 million at the end of fiscal 2015. The increase in working capital was primarily the result of a $210 million draw on our revolving credit facility shortly before the end of fiscal 2016 to facilitate the closing of the Hydro Flask acquisition in March 2016.

Investing Activities

Investing activities used cash of $229.9, $63.7 and $202.5 million in fiscal 2017, 2016 and 2015, respectively.

Highlights from Fiscal 2017

•

we spent $0.6 million on building and improvements, $13.5 million on computers, software implementations and enhancements, furniture and other equipment, $5.5 million on tools, molds and other capital asset additions, and $1.0 million on the development of new patents; and

•	we paid $209.3 million to acquire Hydro Flask.

Highlights from Fiscal 2016

•

we spent $6.4 million on building and improvements, $10.6 million on computers, software implementations and enhancements, $2.5 million on tools, molds and other capital asset additions and $1.1 million on the development of new patents; and

•	we paid $42.8 million to acquire the Vicks VapoSteam inhalant business in the Health & Home segment.

Highlights from Fiscal 2015

•

we spent $3.0 million on information technology infrastructure, building and improvements and furniture and other equipment, $2.4 million on tools, molds and other capital asset additions and $1.2 million on the development of new patents; and

•	we paid $195.9 million to acquire Healthy Directions.

Financing Activities:

Financing activities provided (used) cash of ($201.4), $90.7 and ($34.5) million in fiscal 2017, 2016 and 2015, respectively.

Highlights from Fiscal 2017

•	we had draws of $470.9 million against our credit agreement;

•	we repaid $580.3 million drawn against our credit agreement;

•	we repaid $23.8 million of long-term debt; and

•

we repurchased and retired 929,017 shares of common stock at an average price of $81.37 per share for a total purchase price of $75.6 million through a combination of the settlement of certain stock awards and open market purchases.

Highlights from Fiscal 2016

•	we had draws of $802.6 million against our credit agreement, including $210 million drawn shortly before fiscal year end to facilitate the closing of the Hydro Flask acquisition in March 2016;

•	we repaid $590.0 million drawn against our credit agreement;

•	we repaid $21.9 million of long-term debt;

•

we issued 276,548 shares of common stock as payment for $15 million in separation compensation due to our former CEO, and he tendered back 116,012 shares as payment for $12 million in related federal income tax witholding obligations; and

•

we repurchased and retired 1,244,090 shares of common stock at an average price of $85.53 per share for a total purchase price of $106.4 million through a combination of the settlement of certain stock awards and open market purchases.

Highlights from Fiscal 2015

•	we had draws of $769.0 million against our credit agreement;

•	we repaid $431.5 million drawn against our credit agreement;

•	we repaid $96.9 million of long-term debt; and

•

we repurchased and retired 4,174,093 shares of common stock at an average price of $66.70 per share for a total purchase price of $278.4 million through a combination of a modified “Dutch auction” tender offer, the settlement of certain stock awards and open market purchases.

Credit Agreement and Other Debt Agreements

Credit Agreement

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1 billion as of February 28, 2017. The commitment under the Credit Agreement terminates on December 7, 2021. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. In connection with an amendment to our Credit Agreement in fiscal 2017, we incurred a total of $2.3 million in new debt acquisition costs that are being amortized over the term of the Credit Agreement. As of February 28, 2017, the outstanding revolving loan principal balance was $440.7 million and the balance of outstanding letters of credit was $1.5 million. As of February 28, 2017, the amount available for borrowings under the Credit Agreement was $557.8 million. Covenants in our debt agreements limit the amount of total indebtedness we can incur. As of February 28, 2017 these covenants effectively limited our ability to incur more than $280.6 million of additional debt from all sources, including our Credit Agreement.

Other Debt Agreements

In addition to the Credit Agreement, at February 28, 2017, we had an aggregate principal balance of $20 million of 3.9% Senior Notes due January 2018 with one remaining installment due in January 2018.

We also have an aggregate principal balance of approximately $30 million under a loan agreement with the Mississippi Business Finance Corporation (the “MBFC Loan”). The borrowings were used to fund construction of our Olive Branch, Mississippi distribution facility. $3.8 and $1.9 million in principal payments were made on March 1, 2016 and 2015, respectively. The remaining loan balance is payable as follows: $5.7 million on March 1, 2017; $1.9 million on March 1,

2018 through 2022; and $14.8 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

Our debt agreements require the maintenance of certain key financial covenants, defined in the table below. Our debt agreements also contain other customary covenants, including, among other things, covenants restricting or limiting us, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on its properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) repurchasing shares of our common stock and paying dividends. Our debt agreements also contain customary events of default, including failure to pay principal or interest when due, among others. Our debt agreements are cross-defaulted to each other. Upon an event of default under our debt agreements, the holders or lenders may, among other things, accelerate the maturity of any amounts outstanding under our debt agreements. The commitments of the lenders to make loans to us under the Credit Agreement are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the credit facility.

The table below provides the formulas currently in effect under various provisions contained in certain key financial covenants under our debt agreements:

Applicable Financial Covenant	Credit Agreement and MBFC Loan	3.9% Senior Notes

$500 Million
Minimum Consolidated Net Worth	None	+
25% of Fiscal Quarter Net Earnings
After August 31, 2010 (1)

	EBIT (2)	EBIT (2)
	÷	÷
Interest Coverage Ratio	Interest Expense (2)	Interest Expense (2)

	Minimum Required: 3.00 to 1.00	Minimum Required: 2.50 to 1.00

	Total Current and Long Term Debt (3)	Total Current and Long Term Debt (3)
	÷	÷
Maximum Leverage Ratio	[EBITDA (2) + Pro Forma Effect of Acquisitions]	[EBITDA (2) + Pro Forma Effect of Acquisitions]

	Maximum Allowed: 3.25 to 1.00	Maximum Allowed: 3.25 to 1.00

EBIT:	Earnings Before Non-Cash Charges, Interest Expense and Taxes

EBITDA:	EBIT + Depreciation and Amortization Expense + Share Based Compensation

Total Capitalization:	Total Current and Long Term Debt + Total Equity

Pro Forma Effect of Acquisitions:	For any acquisition, pre-acquisition EBITDA of the acquired business is included so that the EBITDA of the acquired business included in the computation equals its twelve month trailing total.

Notes:

(1)	Excluding any fiscal quarter net losses.
(2)	Computed using totals for the latest reported four consecutive fiscal quarters.
(3)	Computed using the ending balances as of the latest reported fiscal quarter.

Contractual Obligations

Our contractual obligations and commercial commitments in effect as of the end of fiscal 2017 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF FEBRUARY:

		2018	2019	2020	2021	2022	After
(in thousands)	Total	1 year	2 years	3 years	4 years	5 years	5 years
Fixed rate debt	$20,000	$20,000	$-	$-	$-	$-	$-
Floating rate debt	470,707	5,700	1,900	1,900	1,900	442,600	16,707
Long-term incentive plan payouts	12,840	6,630	3,716	2,494	-	-	-
Interest on fixed rate debt	676	676	-	-	-	-	-
Interest on floating rate debt (1)	47,995	10,050	10,006	9,963	9,920	7,717	339
Open purchase orders	193,434	193,434	-	-	-	-	-
Long-term purchase commitments	804	501	303	-	-	-	-
Minimum royalty payments	62,820	13,089	12,841	12,947	9,856	8,895	5,192
Advertising and promotional	56,006	19,879	7,145	7,253	7,337	7,413	6,979
Operating leases	37,143	6,511	5,936	4,440	4,118	3,878	12,260
Capital spending commitments	683	683	-	-	-	-	-
Total contractual obligations (2)	$903,108	$277,153	$41,847	$38,997	$33,131	$470,503	$41,477
(1)

We estimate our future obligations for interest on our floating rate debt by assuming the weighted average interest rates in effect on each floating rate debt obligation at February 28, 2017 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, for the Credit Agreement, we assume that the balance outstanding as of February 28, 2017 remains the same for the remaining term of the agreement. The actual balance outstanding under our Credit Agreement may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations.

(2)

In addition to the contractual obligations and commercial commitments in the table above, as of February 28, 2017, we have recorded a provision for uncertain tax positions of $6.6 million. We are unable to reliably estimate the timing of most of the future payments, if any, related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

Off-Balance Sheet Arrangements

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs

Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements. We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we continue to evaluate acquisition opportunities on a regular basis. We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition. We may also elect to repurchase additional shares of common stock up to the balance of our current authorization over the next fiscal year, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. For additional information, see Part II, Item 5., “Unregistered Sales of Equity Securities and Use of Proceeds” in this report.  As of February 28, 2017, the amount of cash and cash equivalents held by our foreign subsidiaries was $18.9 million, of which, an immaterial amount was held in foreign countries where the funds may not be readily convertible into other currencies.

Critical Accounting Policies and Estimates

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

Our annual impairment testing for goodwill and indefinite lived intangible assets has historically occurred in the first quarter of our fiscal year. In December 2016, we elected to change our annual impairment testing to the fourth quarter of our fiscal year. Accordingly, for fiscal 2017 we completed impairment tests during both the first and fourth fiscal quarters. Going forward, we expect to complete the annual analysis of the carrying value of our goodwill and other intangible assets during the fourth quarter of each fiscal year, or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

Due to recent declines in revenue associated with our Nutritional Supplements segment, our annual impairment testing of  goodwill and other intangible assets for the segment reflected a fair value that was in excess of the carrying value of the segment by a smaller margin than occurred in previous impairment tests. In addition, the fair value of the indefinite lived brand asset was determined to be less than the carrying value and impairments of $9.5 million were recorded during fiscal 2017. The fair value was determined using primarily a discounted cash flow model and we believe our assumptions of future revenue, gross margin and operating expenses are reasonable in the circumstances. However, as we continue to execute our strategy, actual results could differ from our current expectations. To the extent that our forecasted cash flows were to decline further, it is reasonably likely that we could record impairment expense or incur other charges or losses in the future. We are unable to project what, if any, expense, charges or losses will be in future periods.

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

Economic Useful Life of Intangible Assets

We amortize intangible assets, such as licenses, trademarks, customer lists and distribution rights over their economic useful lives, unless those assets' economic useful lives are indefinite. If an intangible asset’s economic useful life is deemed indefinite, that asset is not amortized. When we acquire an intangible asset, we consider factors such as the asset's history, our plans for that asset and the market for products associated with the asset. We consider these same factors when reviewing the economic useful lives of our previously acquired intangible assets as well. We review the economic useful lives of our intangible assets at least annually. The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty. We complete our analysis of the remaining useful economic lives of our intangible assets during the fourth quarter of each fiscal year.

Share-Based Compensation

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

For a more comprehensive list of our accounting policies, we encourage you to read Note 1 included in the accompanying consolidated financial statements. Note 1 describes several other policies, including policies governing the timing of revenue recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC's definition of critical accounting policies because they do not involve subjective or complex judgments.

New Accounting Guidance

Refer to Note 4 in the accompanying consolidated financial statements for a discussion of any new accounting pronouncements and the potential impact to our consolidated results of operations and financial position.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Changes in currency exchange rates and interest rates are our primary financial market risks.

Foreign Currency Risk

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. For fiscal 2017, 2016 and 2015, approximately 12%, 14% and 14%, respectively, of our net sales revenue was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases. In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.

We identify foreign currency risk by regularly monitoring our foreign currency-denominated transactions and balances. Where operating conditions permit, we reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

We hedge against certain foreign currency exchange rate-risk by using a series of forward contracts designated as cash flow hedges and mark-to-market derivatives to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, and the net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which generally have terms of up to 12 months. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes. We expect that as currency market conditions warrant, and our foreign denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against certain potential foreign exchange losses. Refer to Note 13 in the accompanying consolidated financial statements for further information regarding these instruments.

Chinese Renminbi Currency Exchange Uncertainties

A significant portion of the products we sell are purchased from third-party manufacturers in China. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years, devaluing by approximately 5 percent against the U.S. Dollar during fiscal 2017. If China’s currency continues to fluctuate against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations. Accordingly, there can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, results of operations and financial condition.

Interest Rate Risk

Interest on our outstanding debt as of February 28, 2017 is both floating and fixed, as such, we are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. Additionally, our cash and short-term investments generate interest income that will vary based on changes in short-term interest. Refer to Notes 10 and 13 in the accompanying consolidated financial statements for further information regarding our interest rate sensitive assets and liabilities.

Rate Sensitive Financial Instruments

The following table shows the approximate potential fair value change in U.S. Dollars that would arise from a hypothetical adverse 10% change in certain market-based rates underlying our rate sensitive financial instruments as of February 28, 2017 and February 29, 2016.

	February 28, 2017
	Face or			Estimated
	Notional	Carrying	Fair	Change in
(in thousands)	Amount	Value	Value	Fair Value
Fixed rate long-term debt (1)	$20,000	$(19,763)	$(19,858)	$247
Foreign currency contracts - cross-currency debt swap	$10,000	$-	$-	$(224)
Foreign currency contracts - Euros (2)	€27,500	$727	$727	$(2,944)
Foreign currency contracts - Canadian Dollars (2)	$24,000	$187	$187	$(2,178)
Foreign currency contracts - Pounds (2)	£13,500	$548	$548	$(1,686)
Foreign currency contracts - Mexican Peso (2)	$59,600	$(47)	$(47)	$(318)

	February 29, 2016
	Face or			Estimated
	Notional	Carrying	Fair	Change in
(in thousands)	Amount	Value	Value	Fair Value
Fixed rate long-term debt (1)	$40,000	$(39,496)	$(40,410)	$(129)
Foreign currency contracts - cross-currency debt swap	$5,000	$206	$206	$(273)
Foreign currency contracts - Euros (2)	€27,000	$1,066	$1,066	$(2,959)
Foreign currency contracts - Canadian Dollars (2)	$28,000	$(502)	$(502)	$(2,246)
Foreign currency contracts - Pounds (2)	£3,450	$94	$94	$(482)
Foreign currency contracts - Australian Dollars (2)	$1,650	$6	$6	$(118)
(1)	The underlying interest rates used as a basis for these estimates are rates quoted by our lenders on fixed rate notes of similar term and credit quality as of the balance sheet dates shown.

(2)	Appreciation in the value of the U.S. Dollar would result in an increase in the fair value of the related foreign currency contracts.

The table above is for risk analysis purposes and does not purport to represent actual losses or gains in fair value that we could incur. It is important to note that the change in value represents the estimated change in the fair value of the contracts. Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets. Because the contracts hedge an underlying exposure, we would expect a similar and opposite change in foreign exchange gains or losses and floating interest rates over the same periods as the contracts.

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

Our management assesses the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on our assessment, we concluded that our internal control over financial reporting was effective as of February 28, 2017.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page 53.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Helen of Troy Limited and Subsidiaries

We have audited the internal control over financial reporting of Helen of Troy Limited and Subsidiaries (the “Company”) as of February 28, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2017, based on the criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended February 28, 2017, and our report dated May 1, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas

May 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Helen of Troy Limited and Subsidiaries

We have audited the accompanying consolidated balance sheets of Helen of Troy Limited and Subsidiaries (the “Company”) as of February 28, 2017 and February 29, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2017. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helen of Troy Limited and Subsidiaries as of February 28, 2017 and February 29, 2016, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 28, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 1, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

May 1, 2017

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

	February 28,	February 29,
(in thousands, except shares and par value)	2017	2016
Assets
Assets, current:
Cash and cash equivalents	$23,087	$225,800
Receivables - principally trade, less allowances of $5,656 and $5,898	229,928	217,543
Inventory	289,122	301,609
Prepaid expenses and other current assets	11,699	9,780
Income taxes receivable	2,242	356
Total assets, current	556,078	755,088

Property and equipment, net of accumulated depreciation of $106,561 and $93,926	134,935	130,465
Goodwill	698,929	583,005
Other intangible assets, net of accumulated amortization of $165,388 and $137,174	419,489	375,751
Deferred tax assets, net	1,955	2,484
Other assets, net of accumulated amortization of $1,930 and $1,828	1,710	2,101
Total assets	$1,813,096	$1,848,894

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$111,763	$103,713
Accrued expenses and other current liabilities	153,200	141,245
Long-term debt, current maturities	24,404	22,644
Total liabilities, current	289,367	267,602

Long-term debt, excluding current maturities	461,211	597,270
Deferred tax liabilities, net	20,091	27,364
Other liabilities, noncurrent	21,661	26,615
Total liabilities	792,330	918,851

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 27,028,665 and 27,735,034 shares
issued and outstanding	2,703	2,774
Additional paid in capital	218,760	198,077
Accumulated other comprehensive income	1,173	665
Retained earnings	798,130	728,527
Total stockholders' equity	1,020,766	930,043
Total liabilities and stockholders' equity	$1,813,096	$1,848,894

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Income

	Fiscal Years Ended the Last Day of February,
(in thousands, except per share data)	2017	2016	2015
Sales revenue, net	$1,537,219	$1,545,701	$1,445,131
Cost of goods sold	861,751	909,696	845,572
Gross profit	675,468	636,005	599,559

Selling, general and administrative expense ("SG&A")	498,736	499,390	428,840
Asset impairment charges	12,400	6,000	9,000
Operating income	164,332	130,615	161,719

Nonoperating income, net	414	299	517
Interest expense	(14,857)	(11,096)	(15,022)
Income before income taxes	149,889	119,818	147,214

Income tax expense	9,200	18,590	16,050
Net income	$140,689	$101,228	$131,164

Earnings per share:
Basic	$5.11	$3.58	$4.59
Diluted	$5.04	$3.52	$4.52

Weighted average shares of common stock used in
computing net earnings per share:
Basic	27,522	28,273	28,579
Diluted	27,891	28,749	29,035

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Fiscal Years Ended the Last Day of February,
	2017			2016			2015
	Before		Net of	Before		Net of	Before		Net of
(in thousands)	Tax	Tax	Tax	Tax	Tax	Tax	Tax	Tax	Tax
Income	$149,889	$(9,200)	$140,689	$119,818	$(18,590)	$101,228	$147,214	$(16,050)	$131,164
Other comprehensive income ("OCI")
Cash flow hedge activity - interest rate swaps
Changes in fair market value	-	-	-	-	-	-	28	(10)	18
Settlements reclassified to income	-	-	-	-	-	-	1,199	(420)	779
Subtotal	-	-	-	-	-	-	1,227	(430)	797

Cash flow hedge activity - foreign currency contracts
Changes in fair market value	2,205	(380)	1,825	1,978	(314)	1,664	434	(62)	372
Settlements reclassified to income	(1,454)	137	(1,317)	(1,203)	280	(923)	(176)	22	(154)
Subtotal	751	(243)	508	775	(34)	741	258	(40)	218
Total OCI	751	(243)	508	775	(34)	741	1,485	(470)	1,015
Comprehensive income	$150,640	$(9,443)	$141,197	$120,593	$(18,624)	$101,969	$148,699	$(16,520)	$132,179

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Fiscal Years Ended the Last Day of February,
(in thousands)	2017	2016	2015
Common stock shares
Balances, beginning of period	27,735	28,488	32,273
Exercise of stock options	170	178	187
Restricted share-based compensation	21	285	71
Vesting of performance awards	-	-	100
Issuance of common stock in connection with employee stock purchase plan	32	28	31
Common stock repurchased and retired	(929)	(1,244)	(4,174)
Balances, end of period	27,029	27,735	28,488

Common stock
Balances, beginning of period	$2,774	$2,849	$3,227
Exercise of stock options	17	18	19
Restricted share-based compensation	2	28	7
Vesting of performance awards	-	-	10
Issuance of common stock in connection with employee stock purchase plan	3	3	3
Common stock repurchased and retired	(93)	(124)	(417)
Balances, end of period	$2,703	$2,774	$2,849

Paid in capital
Balances, beginning of period	$198,077	$179,934	$180,861
Cumulative effect of accounting change	588	-	-
Stock option share-based compensation	3,194	3,513	3,670
Exercise of stock options, including tax benefits of $0, $1,581 and $773	7,288	8,304	6,318
Restricted share-based compensation, including tax benefits of $0, $1,894 and $0	12,304	21,836	9,759
Issuance of common stock in connection with employee stock purchase plan	2,487	1,924	1,538
Common stock repurchased and retired	(5,178)	(17,434)	(22,212)
Balances, end of period	$218,760	$198,077	$179,934

Accumulated other comprehensive income (loss)
Balances, beginning of period	$665	$(76)	$(1,091)
Cash flow hedge activity - interest rate swaps, net of tax	-	-	797
Cash flow hedge activity - foreign currency, net of tax	508	741	218
Balances, end of period	$1,173	$665	$(76)

Retained earnings
Balances, beginning of period	$728,527	$721,858	$846,490
Cumulative effect of accounting change	(856)	-	-
Net income	140,689	101,228	131,164
Common stock repurchased and retired	(70,230)	(94,559)	(255,796)
Balances, end of period	$798,130	$728,527	$721,858

Total stockholders' equity	$1,020,766	$930,043	$904,565

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Years Ended the Last Day of February,
(in thousands)	2017	2016	2015
Cash provided (used) by operating activities:
Net income	$140,689	$101,228	$131,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,341	42,749	39,653
Amortization of financing costs	1,200	1,158	1,846
Provision for doubtful receivables	2,326	225	299
Non-cash share-based compensation	15,498	8,483	5,974
Non-cash intangible asset impairment charges	12,400	6,000	9,000
Non-cash Venezuelan re-measurement related charges	-	17,441	-
Loss on the sale or disposal of property and equipment	198	84	49
Deferred income taxes and tax credits	(7,254)	(464)	(1,830)
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	(6,827)	(3,604)	(9,487)
Inventories	18,967	(17,606)	2,274
Prepaid expenses and other current assets	(1,614)	(2,412)	2,317
Other assets and liabilities, net	(2,941)	10,668	2,448
Accounts payable	5,797	7,044	16,502
Accrued expenses and other current liabilities	9,197	15,764	(21,135)
Accrued income taxes	(3,476)	(213)	190
Net cash provided by operating activities	228,501	186,545	179,264

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(20,619)	(20,603)	(6,521)
Proceeds from the sale of property and equipment	32	7	-
Payments to acquire businesses, net of cash acquired	(209,267)	(43,150)	(195,943)
Net cash used by investing activities	(229,854)	(63,746)	(202,464)

Cash provided (used) by financing activities:
Proceeds from line of credit	470,900	802,600	769,000
Repayment of line of credit	(580,300)	(590,000)	(431,500)
Repayment of long-term debt	(23,800)	(21,900)	(96,900)
Payment of financing costs	(2,299)	(19)	(4,585)
Proceeds from share issuances under share-based compensation plans	9,734	12,025	7,621
Payment of tax obligations resulting from cashless share award settlements	(595)	-	(4,569)
Payment of tax obligations resulting from cashless share settlement of severance obligation	-	(12,000)	-
Payments for repurchases of common stock	(75,000)	(100,000)	(273,599)
Net cash provided (used) by financing activities	(201,360)	90,706	(34,532)

Net increase (decrease) in cash and cash equivalents	(202,713)	213,505	(57,732)
Cash and cash equivalents, beginning balance	225,800	12,295	70,027
Cash and cash equivalents, ending balance	$23,087	$225,800	$12,295

Supplemental cash flow information:
Interest paid	$13,231	$9,978	$13,990
Income taxes paid, net of refunds	$20,736	$15,950	$16,591
Value of common stock received as exercise price of options	$36	$118	$257

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. Dollars, except share and per share data, unless indicated otherwise)

Note 1  Summary of Significant Accounting Policies and Related Information

General

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

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a global designer, developer, importer, marketer, and distributor of an expanding portfolio of brand-name consumer products. We have four segments: Housewares, Health & Home, Nutritional Supplements, and Beauty. Our Housewares segment provides a broad range of innovative consumer products for the home. Product offerings include food preparation tools and storage containers; cleaning, bath and garden tools and accessories; infant and toddler care products; and insulated beverage and food containers. The Health & Home segment focuses on healthcare devices such as thermometers, humidifiers, blood pressure monitors, and heating pads; water filtration systems; and small home appliances such as portable heaters, fans, air purifiers, and insect control devices. Our Nutritional Supplements segment is a leading provider of premium branded vitamins, minerals and supplements, topical skin products and other health products sold directly to consumers. Our Beauty segment products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid-, solid- and powder-based personal care and grooming products.

Our business is seasonal due to different calendar events, holidays and seasonal weather patterns. Historically, our highest sales volume and operating income occur in our third fiscal quarter ending November 30th. We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the United States.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results may differ materially from those estimates.

Our consolidated financial statements include the accounts of Helen of Troy Limited and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

We have reclassified, combined or separately disclosed certain amounts in the prior years’ consolidated financial statements and accompanying footnotes to conform to the current year’s presentation. The effects of these reclassifications are shown in tables provided in Note 4, below.

Cash and cash equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less. We maintain cash and cash equivalents at several financial institutions, which at times may not be federally insured or may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risks on such accounts.  We consider money market accounts, which at February 28, 2017 primarily held short-term U.S. treasury obligations, to be cash equivalents.

Receivables

Our receivables are comprised of trade credit granted to customers, primarily in the retail industry, offset by two valuation reserves: an allowance for doubtful receivables and an allowance for back-to-stock returns. Our allowance for doubtful receivables reflects our best estimate of probable losses, determined principally based on historical experience and specific allowances for known at-risk accounts. Our policy is to write off receivables when we have determined they will no longer be collectible. Write-offs are applied as a reduction to the allowance for doubtful accounts and any recoveries of previous write-offs are netted against bad debt expense in the period recovered. Our allowance for back-to-stock returns reflects our best estimate of future customer returns, determined principally based on historical experience and specific allowances for known pending returns.

We have a significant concentration of credit risk with one major customer at February 28, 2017 representing approximately 17% of gross trade receivables. In addition, as of February 28, 2017 and February 29, 2016, approximately 44% of our gross trade receivables in each year were due from our five top customers.

Foreign currency transactions and related derivative financial instruments

The U.S. Dollar is the functional currency for the Company and all its subsidiaries; therefore, we do not have a translation adjustment recorded through accumulated other comprehensive income. All our non-U.S. subsidiaries' transactions involving other currencies have been re-measured in U.S. Dollars using exchange rates in effect on the date each transaction occurred. In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines and all other foreign exchange gains and losses are recognized in SG&A. In order to manage our exposure to changes in foreign currency exchange rates, we use forward currency contracts to exchange foreign currencies for U.S. Dollars at specified rates. We account for these transactions as cash flow hedges, which requires these derivatives to be recorded on the balance sheet at their fair value and that changes in the fair value of the forward exchange contracts are recorded each period in our consolidated statements of income or comprehensive income, depending on the type of hedging instrument and the effectiveness of the hedges. We evaluate all hedging transactions each quarter to determine that they remain effective. Any material ineffectiveness is recorded as part of SG&A in our consolidated statements of income.

Inventory and cost of goods sold

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

General and administrative expenses in inventory include all the expenses of operating the Company's sourcing activities and expenses incurred for production monitoring, product design, engineering, and packaging. We charged $41.7, $39.2 and $36.4 million of such general and administrative expenses to inventory during fiscal 2017, 2016 and 2015, respectively. We estimate that $12.8 and $13.1 million of general and administrative expenses directly attributable to the procurement of inventory were included in our inventory balances on hand at February 28, 2017 and February 29, 2016, respectively.

The “Cost of goods sold” line item in the consolidated statements of income is comprised of the book value of inventory sold to customers during the reporting period. When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices less expected disposal costs.

For fiscal 2017, 2016 and 2015, finished goods purchased from vendors in the Far East comprised approximately 67%, 68% and 67%, respectively, of finished goods purchased. During fiscal 2017, we had one vendor who fulfilled approximately 11% of our product requirements. Our top two manufacturers combined fulfilled approximately 18% of our product requirements. Over the same period, our top five suppliers fulfilled approximately 31% of our product requirements.

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

License agreements, trademarks, patents, and other intangible assets

A significant portion of our consolidated sales are made subject to trademark license agreements with various licensors. Our license agreements are reported on our consolidated balance sheets at cost, less accumulated amortization. The cost of our license agreements represent amounts paid to licensors to acquire the license or to alter the terms of the license in a manner that we believe to be in our best interest. Certain licenses have extension terms that may require additional payments to the licensor as part of the terms of renewal. The Company capitalizes costs incurred to renew or extend the term of a license agreement and amortizes such costs on a straight-line basis over the remaining term or economic life of the agreement, whichever is shorter. Royalty payments are not included in the cost of license agreements. Royalty expense under our license agreements is recognized as incurred and is included in our consolidated statements of income in SG&A. Net sales revenue subject to trademark license agreements requiring royalty payments comprised approximately 40%, 41% and 42% of consolidated net sales revenue for fiscal 2017, 2016 and 2015, respectively. During fiscal 2017, two license agreements accounted for net sales revenue subject to royalty payments of approximately 13% and 11% of consolidated net sales, respectively. No other license agreements had associated net sales revenue subject to royalty payments that accounted for 10% or more of consolidated net sales revenue.

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

Goodwill, intangible and other long-lived assets and related impairment testing

Our annual impairment testing for goodwill and indefinite lived intangible assets has historically occurred in the first quarter of our fiscal year. In December 2016, we elected to change our annual impairment testing to the fourth quarter of our fiscal year. Accordingly, for fiscal 2017 we completed impairment tests during both the first and fourth fiscal quarters. Going forward, we will complete the annual analysis of the carrying value of our goodwill and other intangible assets during the fourth quarter of each fiscal year, or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

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

Intangible assets consist primarily of goodwill, license agreements, trademarks, brand assets, customer lists, distribution rights, patents, and patent licenses. For certain intangible assets subject to amortization, we use the straight-line method over appropriate periods ranging from 4 to 30 years.

Warranties

Our products are under warranty against defects in material and workmanship for periods ranging from two to five years. We estimate our warranty accrual using our historical experience and believe that this is the most reliable method by which we can estimate our warranty liability. The following table summarizes the activity in our accrual for the past two fiscal years:

ACCRUAL FOR WARRANTY RETURNS

	Fiscal Years Ended the Last Day of February,
(in thousands)	2017	2016
Beginning balance	$20,622	$23,553
Additions to the accrual	57,686	57,847
Reductions of the accrual - payments and credits issued	(56,542)	(60,778)
Ending balance	$21,766	$20,622

Financial instruments

The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses, and income taxes payable approximate fair value because of the short maturity of these items. See Note 10 to these consolidated financial statements for our assessment of the fair value of our long-term debt.

Income taxes and uncertain tax positions

The provision for income tax expense is calculated on reported income before income taxes based on current tax law and includes, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Tax laws may require items to be included in the determination of taxable income at different times from when the items are reflected in the financial statements. Deferred tax balances reflect the effects of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax bases, as well as from net operating losses and tax credit carryforwards, and are stated at enacted tax rates in effect for the year taxes are expected to be paid or recovered.

Deferred tax assets represent tax benefits for tax deductions or credits available in future years and require certain estimates and assumptions to determine whether it is more likely than not that all or a portion of the benefit will not be realized. The recoverability of these future tax deductions and credits is determined by assessing the adequacy of future expected taxable income from all sources, including the future reversal of existing taxable temporary differences, taxable income in carryback years, estimated future taxable income and available tax planning strategies. Should a change in facts or circumstances lead to a change in judgment about the ultimate recoverability of a deferred tax asset, we record or adjust the related valuation allowance in the period that the change in facts and circumstances occurs, along with a corresponding increase or decrease in income tax expense.

We record tax benefits for uncertain tax positions based upon management’s evaluation of the information available at the reporting date. To be recognized in the financial statements, the tax position must meet the more-likely-than-not threshold that the position will be sustained upon examination by the tax authority based on technical merits assuming the tax authority has full knowledge of all relevant information. For positions meeting this recognition threshold, the benefit is measured as the largest amount of benefit that meets the more-likely-than-not threshold to be sustained. We periodically evaluate these tax positions based on the latest available information. For tax positions that do not meet the threshold requirement, we record liabilities for unrecognized tax benefits as a tax expense or benefit in the period recognized or reversed, and disclose as a separate liability in our financial statements, including related accrued interest and penalties.

Revenue recognition

Sales are recognized when revenue is realized or realizable and has been earned. Sales and shipping terms vary among our customers, and as such, revenue is recognized when risk and title to the product transfer to the customer. Net sales revenue is comprised of gross revenues less estimates of expected returns, trade discounts and customer allowances, which include incentives such as advertising discounts, volume rebates and off-invoice markdowns. Such deductions are recorded during the period the related revenue is recognized. Sales and value added taxes collected from customers and remitted to governmental authorities are excluded from net sales revenue reported in the consolidated financial statements.

Consideration granted to customers

We offer our customers certain incentives in the form of cooperative advertising arrangements, volume rebates, product markdown allowances, trade discounts, cash discounts, slotting fees, and similar other arrangements. In instances where the customer provides us with proof of advertising performance, reductions in amounts received from customers under cooperative advertising programs are expensed in our consolidated statements of income in SG&A. Customer cooperative advertising incentives included in SG&A were $18.4, $19.4 and $17.3 million for fiscal 2017, 2016 and 2015, respectively.

Reductions in amounts received from customers for advertising without proof of performance, markdown allowances, slotting fees, trade discounts, cash discounts, and volume rebates are all recorded as reductions of net sales revenue.

Advertising

Advertising costs include cooperative advertising discussed above, traditional and internet media advertising and production expenses, and expenses associated with other promotional product messaging and consumer awareness programs. Advertising costs are expensed in the period in which they are incurred and included in our consolidated statements of income in SG&A. We incurred total advertising costs, including amounts paid to customers for cooperative media and print advertising, of $111.6, $107.5 and $88.4 million during fiscal  2017, 2016 and 2015, respectively.

Research and development expenses

Expenditures for research activities relating to product design, development and improvement are charged to expense as incurred and included in our consolidated statements of income in SG&A. We incurred total research and development expenses of $9.7, $10.0 and $7.4 million during fiscal 2017, 2016 and 2015, respectively.

Shipping and handling revenues and expenses

Shipping and handling expenses are included in our consolidated statements of income in SG&A. These expenses include distribution center costs, third-party logistics costs and outbound transportation costs we incur. Our expenses for shipping and handling were $86.3, $88.9 and $87.9 million during fiscal 2017, 2016 and 2015, respectively.

Share-based compensation plans

We account for share-based employee compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all share-based payments to employees, including grants of stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and performance stock units (“PSUs”), to be measured based on the grant date fair value of the awards. The resulting expense is recognized over the periods during which the employee is required to perform service in exchange for the award. The estimated number of PSU’s that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. All share-based compensation expense is recorded net of forfeitures in our consolidated statements of income.

Stock options are recognized in the financial statements based on their fair values using an option-pricing model at the date of grant. We use a Black-Scholes option-pricing model to calculate the fair value of options. This model requires various judgmental assumptions including volatility, forfeiture rates and expected option life.

See Note 16 to these consolidated financial statements for more information on our share-based compensation plans.

Note 2 – Earnings Per Share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities. Dilutive securities at any given point in time may consist of outstanding options to purchase common stock and issued and contingently issuable unvested RSUs and PSUs. See Note 16 to these consolidated financial statements for more information regarding RSUs, PSUs and other performance based stock awards. Options for common stock are excluded from the computation of diluted earnings per share if their effect is antidilutive.

For fiscal 2017, 2016 and 2015, the components of basic and diluted shares were as follows:

WEIGHTED AVERAGE DILUTED SECURITIES

	Fiscal Years Ended the Last Day of February,
(in thousands)	2017	2016	2015
Weighted average shares outstanding, basic	27,522	28,273	28,579
Incremental shares from share-based payment arrangements	369	476	456
Weighted average shares outstanding, diluted	27,891	28,749	29,035

Dilutive securities, stock options	365	317	647
Dilutive securities, unvested or unsettled stock awards	186	227	273
Antidilutive securities, stock options	137	159	239

Note 3 – Significant Accounting Matters

Fiscal 2016 Venezuelan re-measurement change –  In fiscal 2016, as a result of a devaluation of the Venezuelan official rate, continued economic instability from declines in oil prices and the declaration of an economic emergency, among other factors, we discontinued the use of the official exchange rate and adopted a market-based exchange rate.  As a result, we recorded a charge of $9.57 million (before and after tax) from the re-measurement of our Venezuelan monetary assets and liabilities at February 29, 2016 at the new rate. In addition to re-measuring our monetary holdings in Venezuela, we recorded $9.16 million of non-cash impairment charges (before and after tax) with respect to inventory and property and equipment in order to reflect their respective estimated net realizable and fair values as of February 29, 2016.

At the current exchange rate, sales in Venezuela represent less than 0.1% of our consolidated net sales and we expect that future reported net sales and operating income from Venezuela will no longer be meaningful to our consolidated and Beauty segment operating results.

The following table summarizes the financial impact of the adjustments described above.

IMPACT OF VENEZUELAN RE-MEASURMENT RELATED CHARGES

	Balance at February 29, 2016
(in thousands)	Before Adjustment	Adjustments	After Adjustment	Location of Income Statement Impact
Cash and cash equivalents	$1,302	$(1,292)	$10	SG&A
Other net assets, principally working capital other than inventory	8,120	(8,284)	(164)	SG&A
Inventory	9,378	(9,078)	300	Cost of goods sold
Property and equipment, net	82	(79)	3	SG&A
Net investment in Venezuelan operations	$18,882	$(18,733)	$149

Fiscal 2015 change in accounting estimate –  In the third quarter of fiscal 2015, we revised our product liability estimates to reflect more relevant historical claims experience. The effect of the change in estimate was recorded in SG&A. The change increased operating income, net income and diluted earnings per share by $2.2 million, $1.4 million and $0.05 per share, respectively, for fiscal 2015.

Note 4 – New Accounting Pronouncements

Not Yet Adopted

In January 2017, the FASB, issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This guidance provides for a single-step quantitative test to identify and measure impairment, requiring an entity to recognize an impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance will be effective for us in fiscal 2021, with early adoption permitted. This guidance must be applied on a prospective basis. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other Than Inventory.” ASU 2016-16 amends accounting guidance for intra-entity transfers of assets other than inventory to require the recognition of taxes when the transfer occurs. The amendment will be effective for us in fiscal 2019 with early adoption permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. A modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment consisting of the net impact from (1) the write-off of any unamortized expense previously deferred and (2) recognition of any previously unrecognized deferred tax assets, net of any valuation allowance. The new guidance does not include any specific new disclosure requirements. The new guidance may impact  our effective tax rate, after adoption. We are currently evaluating the impact this guidance may have on our consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 will require lessees to recognize on their balance sheets “right-of-use assets” and corresponding lease liabilities, measured on a discounted basis over the lease term. Virtually all leases will be subject to this treatment except leases that meet the definition of a “short-term lease.” For expense recognition, the dual model requiring leases to be classified as either operating or finance leases has been retained from the prior standard. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Classification will use criteria very similar to those applied in current lease accounting, but without explicit bright lines. The new lease guidance will essentially eliminate off-balance sheet financing. The guidance is effective for us in fiscal 2021. The new standard must be adopted using a modified retrospective transition and requires the new guidance to be applied at the beginning of the earliest comparative period presented. We are currently evaluating the effect this new accounting guidance may have on our consolidated financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, issued as a new Topic, ASC Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We will be required to adopt the new standard in fiscal 2019 and can adopt either retrospectively or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the effect of this new accounting guidance. Therefore, we have not yet selected a transition method nor have we determined the impact that the new standard may have on our consolidated financial position, results of operations and cash flows.

Adopted

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which changes the accounting for certain aspects of share-based payments to employees. The provisions of the new guidance affecting us require excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled; remove the requirement to include hypothetical excess tax benefits in the application of the treasury stock method when computing earnings per share; and provided for a new policy election to either: (1) continue applying forfeiture rate estimates in the determination of compensation cost, or (2) account for forfeitures as a reduction of share-based compensation cost as they occur. The new guidance also requires cash flows related to excess tax benefits to be classified as an operating activity in the cash flow statement and requires shares withheld for tax withholding purposes to be classified as a financing activity. We elected to early adopt the new guidance in the first quarter of fiscal 2017. This required us to reflect adjustments as of March 1, 2016. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than additional paid-in capital for all periods after fiscal 2016. We elected to change our accounting policy regarding forfeitures. Previously, we estimated forfeitures expected to occur in the determination of compensation costs. Going forward we will now recognize forfeitures in the period they occur. The cumulative effect adjustments made upon adoption were not material. For fiscal 2017 we recognized additional share-based compensation expense of $1.8 million from the change in accounting for forfeitures of share-based awards, and we recognized $1.8 million of excess tax benefits in income tax expense rather than additional paid-in capital. The excess tax benefits were reported as an increase to cash provided by operations in the statement of cash flows.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which eliminates the requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, upon adoption, companies are required to classify all deferred tax assets and liabilities as non-current. We elected to early adopt the new guidance in the first quarter of fiscal 2017 and have made the necessary conforming reclassifications to the accompanying February 29, 2016 consolidated balance sheet. The application of the provisions of ASU 2015-17 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. We adopted the new guidance in the first quarter of fiscal 2017 and have made the necessary conforming reclassifications to the accompanying February 29, 2016 consolidated balance sheet and related footnote disclosures. The application of the provisions of ASU 2015-03 did not have a material effect on our consolidated financial position, results of operations or cash flows.

We have provided the table below, which summarizes the impact of each of the adopted accounting changes to the accompanying consolidated financial statements.

IMPACT OF ACCOUNTING CHANGES

			Increase (Decrease)
(in thousands)	Standard	Transition Method	February 28, 2017	February 29, 2016
Consolidated Balance Sheets
Current deferred tax assets, net	ASU 2015-17	Retrospective	$(23,131)	$(17,636)
Long-term deferred tax assets, net	ASU 2015-17	Retrospective	$1,038	$879
Long-term deferred tax assets, net	ASU-2016-09	Modified retrospective	$(232)	$-
Other assets - debt issuance costs	ASU 2015-03	Retrospective	$(14,917)	$(12,618)
Other assets - accumulated amortization	ASU 2015-03	Retrospective	$(9,824)	$(8,625)

Long-term debt, current maturities	ASU 2015-03	Retrospective	$(1,296)	$(1,156)
Current deferred tax liabilities, net	ASU 2015-17	Retrospective	$168	$-
Long-term deferred tax liabilities, net	ASU 2015-17	Retrospective	$(21,925)	$(16,757)
Long-term debt, excluding current maturities	ASU 2015-03	Retrospective	$(3,796)	$(2,837)

Additional paid-in capital	ASU-2016-09	Modified retrospective	$588	$-
Retained earnings	ASU-2016-09	Modified retrospective	$(856)	$-

IMPACT OF ACCOUNTING CHANGES

			Increase (Decrease)
			Fiscal Year Ended
(in thousands)	Standard	Transition Method	February 28, 2017	February 29, 2016
Consolidated Statements of Income
Share-based compensation expense	ASU-2016-09	Modified retrospective	$1,754	$-
Current income tax expense	ASU-2016-09	Modified retrospective	$(1,844)	$-

Consolidated Statements of Cash Flows
Cash provided by operating activities:
Accrued income taxes	ASU-2016-09	Retrospective	$1,844	$989

Cash provided by financing activities:
Share-based compensation tax benefit	ASU-2016-09	Retrospective	$(1,844)	$(989)

Unless otherwise disclosed above, we believe that the impact of other recently issued standards that are not yet effective will not have a material impact on its consolidated financial position, results of operations and cash flows upon adoption.

Note 5 – Property and Equipment

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT

	Estimated
	Useful Lives			February 28,	February 29,
(in thousands)	(Years)			2017	2016
Land		-		$12,800	$12,800
Building and improvements	3	-	40	109,026	108,509
Computer, furniture and other equipment	3	-	15	81,122	70,778
Tools, molds and other production equipment	1	-	10	31,157	28,254
Construction in progress		-		7,391	4,050
Property and equipment, gross				241,496	224,391
Less accumulated depreciation				(106,561)	(93,926)
Property and equipment, net				$134,935	$130,465

We recorded $16.0, $15.0 and $14.3 million of depreciation expense including $4.6, $4.3 and $3.8 million in cost of goods sold and $11.4, $10.7 and $10.5 million in SG&A in the consolidated statements of income for fiscal 2017, 2016 and 2015, respectively.

We lease certain facilities, equipment and vehicles under operating leases, which expire at various dates through fiscal 2027. Certain of the leases contain escalation clauses and renewal or purchase options. Rent expense related to our operating leases was $6.1, $5.9 and $5.0 million for fiscal 2017, 2016 and 2015, respectively.

As of February 29, 2016, we recorded non-cash impairment charges totaling $0.1 million, before and after tax, to reflect Venezuelan property and equipment at its estimated fair value. See Note 3 to these consolidated financial statements for additional information regarding the impairment of assets as a result of recent developments in Venezuela.

During the second quarter of fiscal 2016, we substantially completed the transition of our Nutritional Supplements segment’s distribution operation from a third party logistics provider to our Southaven, Mississippi facility in order to better control its operations, more efficiently utilize our facilities and reduce overall distribution costs. Capital expenditures for fiscal 2016 included $1.7 million in connection with this project.

Note 6 – Goodwill and Intangible Assets

We do not record amortization expense for goodwill or other intangible assets that have indefinite useful lives. Amortization expense is recorded for intangible assets with definite useful lives. Some of our goodwill is held in jurisdictions that allow deductions for tax purposes, however, in some of those jurisdictions we have no tax basis for the associated goodwill recorded for book purposes. Accordingly, the majority of our goodwill is not deductible for tax purposes. We perform annual impairment testing each fiscal year and interim impairment testing, if necessary. We write down any asset deemed to be impaired to its fair value.

Our traditional impairment test methodology uses primarily estimated future discounted cash flow models (“DCF Models”). The DCF Models use a number of assumptions including expected future cash flows from the assets, volatility, risk free rate, and the expected life of the assets, the determination of which require significant judgments from management. In determining the assumptions to be used, we consider the existing rates on Treasury Bills, yield spreads on assets with comparable expected lives, historical volatility of our common stock and that of comparable companies, and general economic and industry trends, among other considerations. When stock market or other conditions warrant, we expand our traditional impairment test methodology to give weight to other methods that provide additional observable market information in order to better reflect the current risk level being incorporated into market prices and in order to corroborate the fair values of each of our reporting units. Management will place increased reliance on these additional methods in conjunction with its DCF Models in the event that the total market capitalization of its stock drops below its consolidated stockholders’ equity balance for a sustained period.

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

Impairment Testing in Fiscal 2017 –  Our annual impairment testing for goodwill and indefinite lived intangible assets has historically occurred in the first quarter of our fiscal year. In December 2016, we elected to change our annual impairment testing to the fourth quarter of our fiscal year. Accordingly, for fiscal 2017 we completed impairment tests during the first and fourth fiscal quarters. As a result of our testing of indefinite-lived trademarks in the fourth quarter, we recorded non-cash asset impairment charges of $5.0 million ($3.2 million after tax). As a result of our testing of indefinite-lived trademarks in the first quarter, we recorded non-cash asset impairment charges of $7.4 million ($5.1 million after tax). The charges in both quarters were related to certain brand assets and trademarks in our Beauty and Nutritional Supplements segments, which were written down to their estimated fair values, determined on the basis of our estimated future discounted cash flows using the relief from royalty valuation method.

Due to recent declines in revenue associated with our Nutritional Supplements segment, our annual impairment testing of goodwill and other intangible assets for the segment reflected a fair value that was in excess of the carrying value by a smaller margin than occurred in previous impairment tests. In addition, the fair value of the indefinite lived brand asset was determined to be less than the carrying value and impairments of $9.5 million were recorded during fiscal 2017. The fair values were determined using primarily a discounted cash flow model and we believe our assumptions of future revenue, gross margin and operating expenses are reasonable in the circumstances. However, as we continue to execute our strategy, actual results could differ from our current expectations. To the extent that our forecasted cash flows were to decline further, it is reasonably likely that we could record additional impairment expense or other charges or losses in the future. We are unable to project what, if any, expense, charges, or losses will be in future periods.  We will continue to closely monitor performance and market conditions related to this segment.

Impairment Testing in Fiscal 2016 –  We performed interim impairment testing in the fourth quarter of fiscal 2016 for certain of our brands as a result of revised growth outlooks. As a result of our testing, we recorded a non-cash impairment charge of $3.0 million ($2.7 million after tax). We performed our annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal 2016. As a result of our testing of indefinite-lived trademarks, we recorded a non-cash asset impairment charge of $3.0 million ($2.7 million after tax). The charges in both quarters were related to certain trademarks in our Beauty segment, which were written down to fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

Impairment Testing in Fiscal 2015 –  We performed our annual evaluation of goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal 2015. As a result of our testing of indefinite-lived trademarks and licenses, we recorded a non-cash asset impairment charge of $9.0 million ($8.2 million after tax). The charge was related to certain trademarks in our Beauty segment, which were written down to their estimated fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

The following tables summarize the changes in our goodwill and intangible assets by segment for fiscal 2017 and 2016:

GOODWILL AND INTANGIBLE ASSETS

		Balances at					Balances at
	Weighted	February 29, 2016		Year Ended February 28, 2017			February 28, 2017
	Average	Gross	Cumulative			Acquisition	Gross	Cumulative
	Life	Carrying	Goodwill			and Retirement	Carrying	Goodwill	Accumulated	Net Book
(in thousands)	(Years)	Amount	Impairments	Additions	Impairments	Adjustments	Amount	Impairments	Amortization	Value

Housewares:
Goodwill		$166,132	$-	$116,053	$-	$(129)	$282,056	$-	$-	$282,056
Trademarks - indefinite		75,200	-	59,000	-	-	134,200	-	-	134,200
Other intangibles - finite	11.6	15,448	-	25,040	-	(95)	40,393	-	(15,476)	24,917
Subtotal		256,780	-	200,093	-	(224)	456,649	-	(15,476)	441,173

Health & Home:
Goodwill		284,913	-	-	-	-	284,913	-	-	284,913
Trademarks - indefinite		54,000	-	-	-	-	54,000	-	-	54,000
Licenses - finite		15,300	-	-	-	-	15,300	-	(15,300)	-
Licenses - indefinite		7,400	-	-	-	-	7,400	-	-	7,400
Other Intangibles - finite	5.0	116,575	-	472	-	(65)	116,982	-	(66,027)	50,955
Subtotal		478,188	-	472	-	(65)	478,595	-	(81,327)	397,268

Nutritional Supplements:
Goodwill		96,609	-	-	-	-	96,609	-	-	96,609
Brand assets - indefinite		65,520	-	-	(9,500)	-	56,020	-	-	56,020
Other intangibles - finite	4.3	44,180	-	-	-	-	44,180	-	(16,715)	27,465
Subtotal		206,309	-	-	(9,500)	-	196,809	-	(16,715)	180,094

Beauty:
Goodwill		81,841	(46,490)	-	-	-	81,841	(46,490)	-	35,351
Trademarks - indefinite		48,754	-	-	(2,900)	-	45,854	-	-	45,854
Trademarks - finite	11.6	150	-	-	-	-	150	-	(92)	58
Licenses - indefinite		10,300	-	-	-	-	10,300	-	-	10,300
Licenses - finite	5.8	13,696	-	-	-	-	13,696	-	(11,849)	1,847
Other intangibles - finite	1.2	46,402	-	-	-	-	46,402	-	(39,929)	6,473
Subtotal		201,143	(46,490)	-	(2,900)	-	198,243	(46,490)	(51,870)	99,883

Total		$1,142,420	$(46,490)	$200,565	$(12,400)	$(289)	$1,330,296	$(46,490)	$(165,388)	$1,118,418

GOODWILL AND INTANGIBLE ASSETS

		Balances at					Balances at
	Weighted	February 28, 2015		Year Ended February 29, 2016			February 29, 2016
	Average	Gross	Cumulative			Acquisition	Gross	Cumulative
	Life	Carrying	Goodwill			and Retirement	Carrying	Goodwill	Accumulated	Net Book
(in thousands)	(Years)	Amount	Impairments	Additions	Impairments	Adjustments	Amount	Impairments	Amortization	Value

Housewares:
Goodwill		$166,132	$-	$-	$-	$-	$166,132	$-	$-	$166,132
Trademarks - indefinite		75,200	-	-	-	-	75,200	-	-	75,200
Other intangibles - finite	4.0	15,754	-	446	-	(752)	15,448	-	(12,916)	2,532
Subtotal		257,086	-	446	-	(752)	256,780	-	(12,916)	243,864

Health & Home:
Goodwill		251,758	-	32,958	-	197	284,913	-	-	284,913
Trademarks - indefinite		54,000	-	-	-	-	54,000	-	-	54,000
Licenses - finite	1.0	15,300	-	-	-	-	15,300	-	(12,750)	2,550
Licenses - indefinite		-	-	7,400	-	-	7,400	-	-	7,400
Other Intangibles - finite	6.0	113,727	-	2,848	-	-	116,575	-	(54,913)	61,662
Subtotal		434,785	-	43,206	-	197	478,188	-	(67,663)	410,525

Nutritional Supplements:
Goodwill		96,486	-	-	-	123	96,609	-	-	96,609
Brand assets - indefinite		65,500	-	20	-	-	65,520	-	-	65,520
Other intangibles - finite	5.3	43,800	-	380	-	-	44,180	-	(10,431)	33,749
Subtotal		205,786	-	400	-	123	206,309	-	(10,431)	195,878

Beauty:
Goodwill		81,841	(46,490)	-	-	-	81,841	(46,490)	-	35,351
Trademarks - indefinite		54,754	-	-	(6,000)	-	48,754	-	-	48,754
Trademarks - finite	12.6	150	-	-	-	-	150	-	(87)	63
Licenses - indefinite		10,300	-	-	-	-	10,300	-	-	10,300
Licenses - finite	6.8	13,696	-	-	-	-	13,696	-	(11,532)	2,164
Other intangibles - finite	2.2	47,876	-	-	-	(1,474)	46,402	-	(34,545)	11,857
Subtotal		208,617	(46,490)	-	(6,000)	(1,474)	201,143	(46,490)	(46,164)	108,489

Total		$1,106,274	$(46,490)	$44,052	$(6,000)	$(1,906)	$1,142,420	$(46,490)	$(137,174)	$958,756

In fiscal 2015, we amended the terms of our trademark licensing agreement with Honeywell International Inc. to relinquish the rights to market Honeywell branded portable air purifiers after December 31, 2015 in twelve selected developing countries, including China. In exchange for the amendment, we received a one‐time cash payment of $7 million (before and after tax), recorded as a gain in SG&A. For fiscal 2015, sales into the relinquished countries accounted for approximately 0.3% of the Health & Home segment’s total net sales. For categories such as portable fans, portable heaters and portable humidifiers, we remain the Honeywell global licensee under the same material terms as our previous agreement.

The following table summarizes the amortization expense attributable to intangible assets recorded in SG&A in the consolidated statements of income for fiscal 2017, 2016 and 2015, as well as estimated amortization expense for fiscal 2018 through 2022:

AMORTIZATION OF INTANGIBLE ASSETS

Aggregate Amortization Expense (in thousands)
Fiscal 2017	$28,308
Fiscal 2016	$27,773
Fiscal 2015	$25,328

Estimated Amortization Expense (in thousands)
Fiscal 2018	$25,172
Fiscal 2019	$20,206
Fiscal 2020	$19,102
Fiscal 2021	$16,532
Fiscal 2022	$6,037

Note 7 – Acquisitions

Hydro Flask Acquisition –  On March 18, 2016, we completed the acquisition of all membership units of Steel Technology, LLC, doing business as Hydro Flask. Hydro Flask is a leading designer, distributor and marketer of high performance insulated stainless steel food and beverage containers for active lifestyles. The aggregate purchase price for the transaction was approximately $209.3 million, net of cash acquired. Significant assets acquired include receivables, inventory, prepaid expenses, property and equipment, trade names, technology assets, customer relationships, and goodwill. Acquisition-related expenses, incurred during fiscal 2016, were approximately $0.7 million (before and after tax).

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill, which is not expected to be deductible for income tax purposes. We have completed our analysis of the economic lives of the assets acquired and determined the appropriate fair values of the acquired assets. We assigned $59.0 million to trade names with indefinite economic lives. We assigned $10.3 million to technology assets and $14.2 million to customer relationships and are amortizing these assets over expected lives of 10 and 24 years, respectively. For technology assets, we considered the average life cycle of the underlying products, which range from 7 - 15 years, and the overall average life of the associated patent portfolio. For the customer relationships, we used historical attrition rates to assign an expected life.

The following schedule presents the net assets of Hydro Flask recorded at acquisition, excluding cash acquired:

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

The fair values of the above assets acquired and liabilities assumed were estimated by applying income and market approaches. Key assumptions include various discount rates based upon a 12.3% weighted average cost of capital; royalty rates used in the determination of trade names and technology asset values of 6% and 2%, respectively; and a customer attrition rate used in the determination of customer relationship values of approximately 4% per year.

The impact of the Hydro Flask acquisition on our consolidated statements of income for fiscal 2017 is as follows:

HYDRO FLASK - IMPACT ON CONSOLIDATED STATEMENT OF INCOME

Fiscal Year
March 18, 2016 (acquisition date) through February 28, 2017	Ended
(in thousands, except earnings per share data)	February 28, 2017
Sales revenue, net	$107,005
Net income	27,902

Earnings per share:
Basic	$1.01
Diluted	$1.00

The following supplemental unaudited pro forma information presents our financial results as if the Hydro Flask acquisition had occurred as of the beginning of the fiscal periods presented. This supplemental pro forma information has been prepared for comparative purposes and would not necessarily indicate what may have occurred if the acquisition had been completed on March 1, 2015, and this information is not intended to be indicative of future results.

HYDRO FLASK - PRO FORMA IMPACT ON CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

As if the acquisition had been completed at the beginning of March 1, 2015	Fiscal Years Ended the Last Day of February,
(in thousands, except earnings per share data)	2017	2016
Sales revenue, net	$1,540,714	$1,603,656
Net income	141,325	113,906

Earnings per share:
Basic	$5.13	$4.03
Diluted	$5.07	$3.96

Vicks VapoSteam Acquisition – On March 31, 2015, the Company completed the acquisition of the Vicks VapoSteam U.S. liquid inhalant business from The Procter & Gamble Company (“P&G”), which includes a fully paid-up license of P&G’s Vicks VapoSteam inhalants. In a related transaction, we acquired a fully paid-up U.S. license of P&G’s Vicks VapoPad scent pads. The vast majority of Vicks VapoSteam and VapoPads are used in our Vicks humidifiers, vaporizers and other health care devices. The aggregate purchase price for the two transactions was approximately $42.8 million financed primarily with borrowings under our Credit Agreement. Acquisition-related expenses were not material. VapoSteam operations are reported in the Health & Home segment.

We have completed our analysis of the economic lives of the assets acquired and determined the appropriate fair values of the acquired assets. We assigned $7.4 million to trademark licenses with indefinite economic lives. We assigned $1.0 million to customer relationships and $1.2 million to product formulations and will amortize these assets over expected lives of 19.5 and 20.0 years, respectively. For the customer relationships, we used historical attrition rates to assign an expected life. For product formulations, we used our best estimate of the remaining product life. The trademarks are considered to have indefinite lives that are not subject to amortization. We assigned $33.0 million to goodwill, which is expected to be deductible for income tax purposes.

Healthy Directions Acquisition – On June 30, 2014, we completed the acquisition of Healthy Directions, a leader in the premium branded vitamin, mineral and supplement market for a total cash purchase price of $195.9 million. The purchase price was funded primarily with borrowings under the Credit Agreement. Significant assets acquired include inventory, property and equipment, customer relationships, brand assets, and goodwill. Brand assets consist of a portfolio of complementary marketing related assets determined to have indefinite lives that are utilized across multiple product lines.

Brand assets include trademarks, tradenames, product formulations, proprietary research, doctor endorsements and all other associated elements of brand equity. Acquisition-related expenses incurred in fiscal 2015 were approximately $3.6 million ($2.3 million after tax). Healthy Directions reports its operations as the Nutritional Supplements segment.

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

The fair values of the above assets acquired were estimated by applying income and market approaches. Key assumptions included various discount rates based upon a 14.6% weighted average cost of capital, a royalty rate of 5% used in the determination of the brand assets fair value, and a customer attrition rate averaging 14% per year used in the determination of customer relationship values.

Note 8 – Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities is as follows:

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	February 28,	February 29,
(in thousands)	2017	2016
Accrued compensation, benefits and payroll taxes	$34,917	$28,912
Accrued sales returns, discounts and allowances	27,377	27,530
Accrued warranty returns	21,766	20,622
Accrued advertising	23,747	22,087
Accrued legal fees and settlements	16,908	16,699
Accrued royalties	9,553	7,961
Accrued property, sales and other taxes	6,564	6,938
Accrued freight and duty	3,454	2,043
Accrued product liability	2,141	2,098
Derivative liabilities, current	47	495
Liability for uncertain tax positions	-	536
Other	6,726	5,324
Total accrued expenses and other current liabilities	$153,200	$141,245

Note 9 – Other Liabilities, Noncurrent

A summary of other noncurrent liabilities is as follows:

OTHER LIABILITIES, NONCURRENT

	February 28,	February 29,
(in thousands)	2017	2016
Deferred compensation liability	$6,560	$8,298
Liability for uncertain tax positions	6,611	8,201
Other liabilities	8,490	10,116
Total other liabilities, noncurrent	$21,661	$26,615

Note 10 – Long-Term Debt

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1 billion as of February 28, 2017. The commitment under the Credit Agreement terminates on December 7, 2021. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. In connection with an amendment to our Credit Agreement in fiscal 2017, we incurred a total of $2.3 million in new debt acquisition costs that are being amortized over the term of the Credit Agreement. As of February 28, 2017, the outstanding revolving loan principal balance was $440.7 million and the balance of outstanding letters of credit was $1.5 million. As of February 28, 2017, the amount available for borrowings under the Credit Agreement was $557.8 million. Covenants in our debt agreements limit the amount of total indebtedness we can incur. As of February 28, 2017 these covenants effectively limited our ability to incur more than $280.6 million of additional debt from all sources, including our Credit Agreement.

A summary of our long-term debt follows:

LONG-TERM DEBT

	Original
	Date	Interest		Last Day of February
(dollars in thousands)	Borrowed	Rates	Matures	2017	2016
$37.6 million unsecured loan with the Mississippi Business Finance Corporation (the "MBFC Loan"), interest is set and payable quarterly at a Base Rate, plus a margin of up to 1.0%, or applicable LIBOR plus a margin of up to 2.0%, as determined by the interest rate elected and the Leverage Ratio. Loan subject to holder's call on or after March 1, 2018. Loan can be prepaid without penalty. (1)	03/13	Floating	03/23	$29,903	$33,706
$100 million unsecured Senior Notes payable at a fixed interest rate of 3.9%. Interest payable semi-annually. Annual principal payments of $20 million began in January 2014. Prepayment of notes are subject to a "make whole" premium.	01/11	3.9%	01/18	19,763	39,496
Credit Agreement	01/15	Floating	12/21	435,949	546,712
Total long-term debt				485,615	619,914
Less current maturities of long-term debt				(24,404)	(22,644)
Long-term debt, excluding current maturities				$461,211	$597,270
(1)

$3.8  and $1.9 million in principal payments were made on March 1, 2016 and 2015, respectively. The remaining loan balance is payable as follows: $5.7 million on March 1, 2017; $1.9 million annually on March 1, 2018 through 2022; and $14.8 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

The fair market value of the fixed rate debt at February 28, 2017 computed using a discounted cash flow analysis and comparable market rates was $20.1 million compared to the $19.8 million book value. Our other long-term debt has floating interest rates, and its book value approximates its fair value at February 28, 2017.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our debt agreements require the maintenance of certain financial covenants, including maximum leverage ratios, minimum interest coverage ratios and minimum consolidated net worth levels (as each of these terms is defined in the various agreements). Our debt agreements also contain other customary covenants. We were in compliance with the terms of these agreements as of February 28, 2017.

The following table contains information about interest rates on our Credit Agreement and the related weighted average borrowings outstanding for the periods covered by our consolidated statements of income:

INTEREST RATES ON CREDIT AGREEMENT

	Fiscal Years Ended the Last Day of February,
(in thousands)	2017	2016	2015
Average borrowings outstanding (1)	$498,420	$399,800	$300,280
Average interest rate during each year (2)	2.2%	1.6%	2.5%
Interest rate range during each year	1.9 - 4.3%	1.4 - 4.0%	1.9 - 4.4%
Weighted average interest rates on borrowings outstanding at year end	2.3%	2.8%	1.9%

(1)Average borrowings outstanding is computed as the average of the current and four prior quarters ending balances of our credit facility.

(2)  The average interest rate during each year is computed by dividing the total interest expense associated with our credit facility for a fiscal year by the average borrowings outstanding for the same fiscal year.

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated statements of income:

INTEREST EXPENSE

	Fiscal Years Ended the Last Day of February,
(in thousands)	2017	2016	2015
Interest and commitment fees	$13,747	$9,949	$11,958
Deferred finance costs	1,200	1,158	1,846
Interest rate swap settlements, net	-	-	1,218
Cross-currency debt swap	(90)	(11)	-
Total interest expense	$14,857	$11,096	$15,022

Note 11 - Income Taxes

We reorganized the Company in Bermuda in 1994 and many of our foreign subsidiaries are not directly or indirectly owned by a U.S. parent. As such, a large portion of our foreign income is not subject to U.S. taxation on a permanent basis under current law. Additionally, our intellectual property is largely owned by foreign subsidiaries, resulting in proportionally higher earnings in jurisdictions with lower statutory tax rates, which decreases our overall effective tax rate. The taxable income earned in each jurisdiction, whether U.S. or foreign, is determined by the subsidiary's operating results, and transfer pricing and tax regulations in the related jurisdictions. We have indefinitely reinvested $62.1 million of undistributed earnings of our foreign operations outside of our U.S. tax jurisdiction as of February 28, 2017. No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is our intention to utilize these earnings in our foreign operations.

Our components of income before income tax expense are as follows:

COMPONENTS OF INCOME BEFORE TAXES

	Fiscal Years Ended the Last Day of February,
(in thousands)	2017	2016	2015
U.S.	$15,051	$30,874	$34,876
Non-U.S.	134,838	88,944	112,338
Total	$149,889	$119,818	$147,214

Our components of income tax expense (benefit) are as follows:

COMPONENTS OF INCOME TAX EXPENSE (BENEFIT)

	Fiscal Years Ended the Last Day of February,
(in thousands)	2017	2016	2015
U.S.
Current	$16,744	$12,824	$18,525
Deferred	(10,230)	(1,239)	(3,014)
	6,514	11,585	15,511

Non-U.S.
Current	(290)	4,919	(645)
Deferred	2,976	2,086	1,184
	2,686	7,005	539
Total	$9,200	$18,590	$16,050

Our total income tax expense differs from the amounts computed by applying the U.S. statutory tax rate to income before income taxes. A summary of these differences are as follows:

INCOME TAX RATE RECONCILIATION

	Fiscal Years Ended the Last Day of February,
	2017	2016	2015
Effective income tax rate at the U.S. statutory rate	35.0%	35.0%	35.0%
Impact of U.S. state income taxes	0.3%	0.5%	0.6%
Effect of zero tax rate in Macau	(20.9)%	(19.3)%	(12.4)%
Effect of statutory tax rate in Barbados	(7.6)%	(6.8)%	(11.7)%
Effect of statutory tax rate in Switzerland	(3.8)%	(5.7)%	(2.9)%
Effect of income from other non-U.S. operations subject to varying rates	2.2%	4.1%	0.9%
Effect of foreign exchange fluctuations	0.5%	3.3%	0.4%
Effect of asset impairment charges	0.4%	1.1%	1.6%
Other Items	0.0%	3.3%	(0.6)%
Effective income tax rate	6.1%	15.5%	10.9%

Our Macau subsidiary generates income from the sale of the goods that it has sourced and procured. This subsidiary is responsible for the sourcing and procurement of a large portion of the products that we sell. We have an indefinite tax holiday in Macau conditioned on the subsidiary meeting certain employment and investment thresholds.  We have not experienced any issues in meeting the required thresholds, and are unaware of any regulatory changes or impending circumstances that would restrict our right to continue to benefit from the tax holiday. Because our Macau subsidiary is not directly or indirectly owned by a U.S. parent, there is no U.S. tax liability associated with the income generated in Macau.

Each year there are significant transactions or events that are incidental to our core businesses and that by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates. Without these transactions or events, the trend in our effective tax rates would follow a more normalized pattern.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of the last day of February 2017 and 2016 are as follows:

COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES

	Last Day of February,
(in thousands)	2017	2016
Deferred tax assets, gross:
Operating loss carryforwards	$16,799	$15,419
Accounts receivable	7,375	6,332
Inventories	11,057	10,372
Accrued expenses and other	12,007	10,783
Total gross deferred tax assets	47,238	42,906

Valuation allowance	(17,600)	(16,223)
Deferred tax liabilities:
Depreciation and amortization	(47,774)	(51,562)
Total deferred tax liabilities, net	$(18,136)	$(24,879)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, expected future taxable income and tax planning strategies in assessing the ultimate realization of deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not be recoverable. In fiscal 2017, the $1.4 million net increase in our valuation allowance was principally due to changes in estimates regarding the value of operating loss carryforwards to be used in the future.

As of February 28, 2017 and February 29, 2016, we had remaining tax-deductible goodwill of $113.0 million and $133.1 million, respectively, resulting from acquisitions. The amortization of this goodwill is deductible over various periods ranging up to 12 years. The tax deduction for goodwill in fiscal 2018 is expected to be approximately $20.2 million.

The composition of our operating loss carryforwards at the end of fiscal 2017 is as follows:

SUMMARY OF OPERATING LOSS CARRYFORWARDS

	Balances at February 28, 2017
	Tax Year	Deferred	Operating
	Expiration	Tax	Loss
(in thousands)	Date Range	Assets	Carryforward
U.S. state operating loss carryforward	2017 - 2036	$458	$11,121
Non-U.S. operating loss carryforwards with definite carryover periods	2017 - 2027	1,418	8,349
Non-U.S. operating loss carryforwards with indefinite carryover periods	Indefinite	14,923	50,514
Subtotals		16,799	$69,984
Less portion of valuation allowance established for operating loss carryforwards		(15,954)
Total		$845

Any future amount of deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during any carryforward periods are reduced.

During fiscal 2017 and 2016, changes in the total amount of unrecognized tax benefits were as follows:

UNRECOGNIZED TAX BENEFITS

	Fiscal Years Ended
	the Last Day of February,
(in thousands)	2017	2016
Total unrecognized tax benefits, beginning balance	$8,737	$10,295
Tax positions taken during the current period	-	-
Resolution of tax dispute	(1,381)	-
Changes in tax positions taken during a prior period	121	278
Lapse in statute of limitations	(218)	(1,375)
Impact of foreign currency re-measurement	(133)	(421)
Settlements	(515)	(40)
Total unrecognized tax benefits, ending balance	6,611	8,737
Less current unrecognized tax benefits	-	(536)
Noncurrent unrecognized tax benefits	$6,611	$8,201

Included in the balance of unrecognized tax benefits at the end of fiscal 2017 were $6.6 million of tax benefits, which, if recognized, would affect our effective tax rate. We do not expect any significant changes to our existing unrecognized tax benefits during the next twelve months resulting from any issues currently pending with tax authorities.

We classify interest and penalties on uncertain tax positions as income tax expense. At the end of February 2017 and 2016, the liability for tax-related interest and penalties included in unrecognized tax benefits was $1.7 million and $2.3 million, respectively. Additionally, during fiscal 2017, 2016 and 2015 we recognized expense (benefit) of ($0.6), $0.5 and $0.2 million, respectively, in the consolidated statements of income.

We file income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. We do not expect that any proposed adjustments from these tax jurisdictions will have a material impact on our consolidated financial statements.

As of February 28, 2017, tax years under examination or still subject to examination by material tax jurisdictions are as follows:

Jurisdiction	Tax Years Under Examination	Open Tax Years
United Kingdom	- None -	2016	-	2017
United States *	2003, 2007, 2008	2003, 2007, 2008, 2014 - 2017
Switzerland	- None -	2013	-	2017
Hong Kong	2014	2009	-	2017

*  Kaz, Inc. and its U.S. subsidiaries are under examination for the 2003, 2007 and 2008 tax years. In February 2016, the examination of Helen of Troy Texas Corporation and its subsidiaries for the 2011 and 2012 tax years was completed with no impact to tax expense.

During fiscal 2017 we received an initial notice from a state tax authority which questioned our determination of taxable income applicable to the particular state resulting from interpretations of certain state income tax provisions applicable to our legal structure. We believe we have accurately reported our taxable income and will be pursuing the matter through routine administrative processes with the state. We believe it is unlikely that the outcome of these matters will have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Note 12 – Fair Value

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

The following tables present the fair value of our financial assets and liabilities measured on a recurring basis as of the last day of February 2017 and 2016:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES

Fair Values at
February 28, 2017
(in thousands)	(Level 2) (1)
Assets:
Money market accounts	$2,711
Foreign currency contracts	2,167
Total assets	$4,878

Liabilities:
Fixed rate debt (2)	$20,105
Floating rate debt	465,852
Foreign currency contracts	47
Total liabilities	$486,004

Fair Values at
February 29, 2016
(in thousands)	(Level 2) (1)
Assets:
Money market accounts	$211,964
Foreign currency contracts	1,372
Total assets	$213,336

Liabilities:
Fixed rate debt (2)	$40,281
Floating rate debt	580,418
Foreign currency contracts	502
Total liabilities	$621,201

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

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturity of these items. Money market accounts at February 29, 2016 primarily held short-term U.S. treasury obligations and are included in cash and cash equivalents in the accompanying consolidated balance sheets. Money market accounts temporarily held $210 million drawn shortly before the end of fiscal 2016 in order to facilitate the closing of the Hydro Flask acquisition in March 2016.

We use derivatives for hedging purposes and our derivatives are primarily foreign currency contracts and a cross-currency debt swap. See Notes 1, 13 and 18 to these consolidated financial statements for more information on our hedging activities.

We classify our fixed and floating rate debt as Level 2 items because the estimation of the fair market value of these financial assets requires the use of a discount rate based upon current market rates of interest for obligations with comparable remaining terms. Such comparable rates are considered significant other observable market inputs. The fair market value of the fixed rate debt was computed using a discounted cash flow analysis and discount rates at February 28, 2017 and February 29, 2016 of 1.8% and 2.4%, respectively. All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

Our other non-financial assets include goodwill and other intangible assets, which we classify as Level 3 items. These assets are measured at fair value on a non-recurring basis as part of our impairment testing. Note 6 to these consolidated financial statements contains additional information regarding impairment testing and related intangible asset impairments. The table below presents other non-financial assets measured on a non-recurring basis using significant unobservable inputs (Level 3) for fiscal 2017 and 2016:

OTHER NON-FINANCIAL ASSETS

FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS (Level 3)

	Fiscal Years Ended
	the Last Day of February,
(in thousands)	2017	2016
Beginning balances	$958,756	$948,157
Total income (expense):
Included in net income - realized	(40,614)	(31,547)
Acquired during the period	200,565	44,052
Acquisition adjustments and retirements during the period	(289)	(1,906)
Ending balances	$1,118,418	$958,756

Note 13 – Financial Instruments and Risk Management

Foreign Currency Risk – Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. For fiscal 2017, 2016 and 2015, approximately 12%, 14% and 14%, respectively, of our net sales revenue was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases. In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A. We recorded net exchange gains (losses) from foreign currency fluctuations, including the impact of currency hedges and the cross-currency debt swap, of $0.5, ($3.1) and ($5.7) million in SG&A during fiscal 2017, 2016 and 2015, respectively.

We hedge against certain foreign currency exchange rate-risk by using a series of forward contracts designated as cash flow hedges and mark-to-market derivatives to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes. The effective portion of the changes in fair value of these instruments is reported in OCI and reclassified into SG&A in the same period they are settled. The ineffective portion, which is not material for any year presented, is immediately recognized in SG&A.

Interest Rate Risk –  Interest on our outstanding debt as of February 28, 2017 is both floating and fixed. Fixed rates are in place on $20 million of Senior Notes at 3.9% and floating rates are in place on the balance of all other debt outstanding, which totaled $470.7 million as of February 28, 2017. If short-term interest rates increase, we will incur higher interest rates on any future outstanding balances of floating rate debt.

The following table summarizes the fair values of our various derivative instruments at the end of fiscal 2017 and 2016:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

	February 28, 2017
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
(in thousands)		Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	2/2018	€27,500	$727	$-	$-	$-
Foreign currency contracts - sell Canadian Dollars	Cash flow	6/2018	$26,000	155	32	-	-
Foreign currency contracts - sell Pounds	Cash flow	2/2018	£13,500	548	-	-	-
Foreign currency contracts - sell Mexican Pesos	Cash flow	2/2018	$59,600	-	-	47	-
Subtotal				1,430	32	47	-

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swaps	(1)	1/2018	$10,000	705	-	-	-
Total fair value				$2,135	$32	$47	$-
(1)

We have entered into foreign currency contracts referred to as “cross-currency deb swaps”, which in effect adjusts the currency denomination of our 3.9% Senior Notes due January 2018 to the Euro for the notional amounts reported, creating an economic hedge against currency movements. On these contracts, we have not elected hedge accounting.

	February 29, 2016
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
(in thousands)		Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	2/2017	€27,000	$1,066	$-	$-	$-
Foreign currency contracts - sell Canadian Dollars	Cash flow	6/2017	$28,000	-	-	495	7
Foreign currency contracts - sell Pounds	Cash flow	2/2017	£3,450	94	-	-	-
Foreign currency contracts - sell Australian Dollars	Cash flow	8/2016	$1,650	6	-	-	-
Subtotal				1,166	-	495	7

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swap	(1)	1/2018	$5,000	-	206	-	-
Total fair value				$1,166	$206	$495	$7

The pre-tax effect of derivative instruments for fiscal 2017 and 2016 is as follows:

PRE-TAX EFFECT OF DERIVATIVE INSTRUMENTS

	Fiscal Years Ended the Last Day of February,
	Gain / (Loss)		Gain / (Loss) Reclassified from
	Recognized in OCI		Accumulated Other Comprehensive			Gain / (Loss) Recognized
	(effective portion)		Income (Loss) into Income			As Income
(in thousands)	2017	2016	Location	2017	2016	Location	2017	2016
Currency contracts - cash flow hedges	$2,205	$1,978	SG&A	$1,454	$1,203		$-	$-
Interest rate swaps - cash flow hedges	-	-	Interest expense	-	-		-	-
Cross-currency debt swaps - principal	-	-		-	-	SG&A	499	206
Cross-currency debt swaps - interest	-	-		-	-	Interest Expense	90	11
Total	$2,205	$1,978		$1,454	$1,203		$589	$217

We expect net gains of $1.4 million associated with foreign currency contracts currently reported in accumulated other comprehensive income, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates change and the underlying contracts settle. See Notes 1, 12 and 18 to these consolidated financial statements for more information on our hedging activities.

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

The following table summarizes our cash and cash equivalents at the end of fiscal 2017 and 2016:

CASH AND CASH EQUIVALENTS

	February 28, 2017		February 29, 2016
	Carrying	Range of	Carrying	Range of
(in thousands)	Amount	Interest Rates	Amount	Interest Rates
Cash, interest and non-interest-bearing accounts	$20,376	0.00 to 0.35%	$13,836	0.00 to 0.50%
Money market funds	2,711	0.18 to 0.19%	211,964	0.11 to 0.19%
Total cash and cash equivalents	$23,087		$225,800

Our money market balance at the end of fiscal 2016 includes $210 million drawn shortly before the end of the fiscal year, in order to facilitate the closing of the Hydro Flask acquisition in March 2016.

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

Employment Contracts and Related Matters – We have entered into employment contracts with certain officers, including an employment agreement with Mr. Julien Mininberg, the Company’s CEO, that was amended and restated on January 7, 2016. The amended and restated agreement, among other things, extended the term of Mr. Mininberg’s employment agreement from March 1, 2016 through February 28, 2019. These agreements provide for minimum salary levels, potential incentive bonuses, and in some cases, performance based awards. These agreements also specify varying levels of salary continuation and/or severance compensation dependent on certain circumstances such as involuntary termination for other than cause or involuntary termination due to a change of control.

In some cases, the expiration dates for these agreements are indefinite, unless terminated by either party. At February 28, 2017, the estimated aggregate commitment for potential future compensation and/or severance pursuant to all continuing employment contracts, was approximately $12.0 million, payable over varying terms up to two years from the date of separation.

International Trade – We purchase most of our appliances and a significant portion of other products that we sell from unaffiliated manufacturers located in the Far East, mainly in China. With most of our products being manufactured in the Far East, we are subject to risks associated with trade barriers, currency exchange fluctuations and social, economic and political unrest. In recent years, increasing labor costs, regional labor dislocations driven by new government policies, local inflation, changes in ocean cargo carrier capacity and costs, the impact of energy prices on transportation, and fluctuations in the Chinese Renminbi against the U.S. Dollar have resulted in variability in our cost of goods sold. In the past, certain Chinese suppliers have closed operations due to economic conditions that pressured their profitability. Although we have multiple sourcing partners for certain products, occasionally we are unable to source certain items on a timely basis due to changes occurring with our suppliers. We believe that we could source similar products outside China, if necessary, and we continuously explore expanding sourcing alternatives in other countries. However, the relocation of any production capacity could require substantial time and increased costs.

Customer Incentives – We regularly enter into arrangements with customers whereby we offer various incentives, including incentives in the form of volume rebates. Our estimate of the liability for such incentives is included in the accompanying consolidated balance sheets on the line entitled “Accrued expenses and other current liabilities,” and in Note 8 to these consolidated financial statements included in the lines entitled “Accrued sales returns, discounts and allowances” and “Accrued advertising” and are based on incentives applicable to sales occurring up to the respective balance sheet dates.

Thermometer Patent Litigation – In January 2016, a jury ruled against the Company in a case that involved claims by Exergen Corporation. The case involved the alleged patent infringement related to two forehead thermometer models sold by our subsidiary, Kaz USA, Inc., in the United States.  As a result of the jury verdict, we recorded a charge in fiscal 2016 including legal fees and other related expenses, of $17.8 million (before and after tax). In June 2016, certain post-trial motions were concluded with Exergen Corporation being awarded an additional $1.5 million of pre-judgment compensation. We accrued this additional amount in May 2016. In July 2016, we appealed the judgment to the United States Court of Appeals for the Federal Circuit. The Company continues to vigorously pursue its appellate rights and defend against the underlying judgment.

Other Matters –  We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Contractual Obligations and Commercial Commitments –  Our contractual obligations and commercial commitments at the end of fiscal 2017 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF FEBRUARY:

		2018	2019	2020	2021	2022	After
(in thousands)	Total	1 year	2 years	3 years	4 years	5 years	5 years
Fixed rate debt	$20,000	$20,000	$-	$-	$-	$-	$-
Floating rate debt	470,707	5,700	1,900	1,900	1,900	442,600	16,707
Long-term incentive plan payouts	12,840	6,630	3,716	2,494	-	-	-
Interest on fixed rate debt	676	676	-	-	-	-	-
Interest on floating rate debt (1)	47,995	10,050	10,006	9,963	9,920	7,717	339
Open purchase orders	193,434	193,434	-	-	-	-	-
Long-term purchase commitments	804	501	303	-	-	-	-
Minimum royalty payments	62,820	13,089	12,841	12,947	9,856	8,895	5,192
Advertising and promotional	56,006	19,879	7,145	7,253	7,337	7,413	6,979
Operating leases	37,143	6,511	5,936	4,440	4,118	3,878	12,260
Capital spending commitments	683	683	-	-	-	-	-
Total contractual obligations (2)	$903,108	$277,153	$41,847	$38,997	$33,131	$470,503	$41,477
(1)

We estimate our future obligations for interest on our floating rate debt by assuming the weighted average interest rates in effect on each floating rate debt obligation at February 28, 2017 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, for the Credit Agreement, we assume that the balance outstanding as of February 28, 2017 remains the same for the remaining term of the agreement. The actual balance outstanding under our Credit Agreement may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations.

(2)

In addition to the contractual obligations and commercial commitments in the table above, as of February 28, 2017, we have recorded a provision for uncertain tax positions of $6.6 million. We are unable to reliably estimate the timing of most of the future payments, if any, related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

Note 15 – Repurchase of Helen of Troy Common Stock

In February 2014, our Board of Directors approved a resolution to repurchase $550 million of the Company’s outstanding common stock in keeping with its stated intention to return to shareholders excess capital not otherwise deployed for strategic acquisitions or other needs. This resolution superseded the previous resolution in place. As of February 28, 2017, we were authorized to purchase $83.4 million of common stock.  These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities.

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

The following table summarizes our share repurchase activity for the periods covered below:

SHARE REPURCHASES

	Year Ended the Last Day of February
(in thousands, except per share data)	2017	2016	2015
Common stock repurchased on the open market or through tender offer (1):
Number of shares	922,731	1,126,796	4,102,143
Aggregate value of shares (in thousands)	$75,000	$100,000	$273,599
Average price per share	$81.28	$88.75	$66.70

Common stock received in connection with share-based compensation (2):
Number of shares	6,286	117,294	71,950
Aggregate value of shares (in thousands)	$595	$6,411	$4,826
Average price per share	$94.61	$54.66	$67.08

(1)

Includes various open market purchases made in each of the three fiscal years including a modified “Dutch auction” tender offer completed during fiscal 2015, resulting in the repurchase of 3,693,816 shares of our outstanding common stock at a total cost of $247.8 million, including tender offer transaction-related costs.

(2)

In fiscal 2016, we issued 276,548 shares of common stock as payment of separation compensation due to our former CEO under his employment and separation agreements. In connection with this transaction, the former CEO tendered 116,012 shares back to the Company as payment for related federal tax obligations. The Company previously accrued and disclosed the separation compensation in fiscal 2014. Fiscal 2015 includes 68,086 shares of common stock having a market value of $67.10 per share, or $4.6 million in the aggregate, which were tendered by our former CEO as payment for related federal tax obligations arising from the vesting and settlement of performance-based restricted stock units and restricted stock awards.

Note 16 – Share-Based Compensation Plans

We have equity awards outstanding under an expired employee stock option and restricted stock plan adopted in 1998 (the “1998 Plan”). We also have equity awards outstanding under three active share-based compensation plans. The plans consist of the Helen of Troy Limited 2008 Stock Incentive Plan, an employee stock option and restricted stock plan (the “2008 Stock Incentive Plan”), the Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan, a non-employee director restricted stock plan (the “2008 Directors’ Plan”), and the Helen of Troy Limited 2008 Employee Stock Purchase Plan (the “2008 Stock Purchase Plan”). These plans are described below. The plans are administered by the Compensation Committee of the Board of Directors, which consists of non-employee directors who are independent under the applicable listing standards for companies traded on the NASDAQ Stock Market LLC.

Expired Plan

The 1998 Plan – The plan covered a total of 6,750,000 shares of common stock for issuance to key officers and employees. The 1998 Plan provided for the grant of options to purchase our common stock at a price equal to or greater than the fair market value on the grant date. The 1998 Plan contained provisions for incentive stock options, non-qualified stock options and restricted share grants. Generally, options granted under the 1998 Plan become exercisable over four- or five-year vesting periods and expire on dates ranging from seven to ten years from the date of grant. The 1998 Plan expired by its terms on August 25, 2008. As of February 28, 2017, there were 1,200 shares of common stock subject to options outstanding under the plan.

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

•

Stock Options: Generally, options granted under the 2008 Stock Incentive Plan will become exercisable over four- or five-year vesting periods and will expire on dates ranging from seven to ten years from the date of grant. These stock options are expensed ratably over their vesting terms. As of February 28, 2017, there were 447,137 shares of common stock subject to options outstanding under the plan.

•

Restricted Stock Awards (“RSAs”): RSAs were awarded to our former CEO that vested as a result of the achievement of certain performance targets specified in his employment agreement. RSAs for 62,304 shares of common stock for fiscal 2014 with a fair value at the date of the award of $67.10 per share, vested during fiscal 2015. In addition, during fiscal 2016, we issued an RSA that immediately vested for 2,000 shares of common stock to our current CEO at a fair value of $89.12 per share.

•

Restricted Stock Units (“RSUs”): RSUs are awards of time-vested restricted stock units that are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. During fiscal 2017, 2016 and 2015, we granted RSUs that may be settled for up to 92,329, 29,932, and 28,937 shares of common stock, with weighted average grant date fair values of $96.74, $76.62 and $58.36, respectively, to the CEO and certain members of the management team. The awards vest over varying terms up to 4 years. The Company expenses the cost of restricted stock units ratably over their vesting periods.

•

Performance Restricted Stock Units (“PSUs”): PSUs are performance-based restricted stock unit awards that represent the right to receive unrestricted shares of stock based on the achievement of Company performance goals over the performance period established by the Compensation Committee of our Board of Directors. During fiscal 2017, 2016 and 2015, the Company granted PSUs that may be settled for up to 139,846, 130,608 and 178,101 shares of common stock with average fair values at the grant date of $97.12, $76.62 and $58.36, respectively, to the CEO and certain members of the management team. These awards have three year performance periods ending on the last day of fiscal 2019, 2018 and 2017, respectively. The awards will vest and settle on the date the Compensation Committee certifies that the performance goals have been achieved. Expense for the new plan must be estimated until earned, subject to a probability assessment of achieving the various performance goals and payout levels.

A summary of shares available for issue under the 2008 stock incentive plan follows:

SUMMARY OF SHARES AVAILABLE FOR ISSUE UNDER THE 2008 STOCK INCENTIVE PLAN

Shares originally authorized	3,750,000
Less cumulative stock option grants issued, net of forfeitures	(1,182,894)
Less restricted share awards previously vested and settled	(439,613)
Subtotal	2,127,493
Less maximum RSUs issuable upon vesting (1)	(123,425)
Less maximum PSUs issuable upon vesting (1)	(396,312)
Shares available for issuance	1,607,756
(1)	RSUs and PSUs potentially issuable are estimated assuming the maximum payouts adjusted for actual forfeitures to date.

The 2008 Directors’ Plan – The plan covers a total of 175,000 shares of common stock for issuance of restricted stock, restricted stock units or other stock-based awards to non-employee members of our Board of Directors. Awards granted under the 2008 Directors' Plan will be subject to vesting schedules and other terms and conditions as determined by the Compensation Committee of our Board of Directors. The plan will expire by its terms on August 19, 2018. As of February 28, 2017, 78,825 shares of restricted stock have been granted and 96,175 shares remained available for future issue under the plan. Under the 2008 Directors’ Plan for fiscal 2017, 2016 and 2015, the Company granted 5,285, 5,649 and 9,267 shares of restricted stock, respectively, to certain members of our Board of Directors having weighted average fair values at the date of grant of $92.98, $87.04 and $61.72 per share for each year, respectively. The restricted stock awards vested immediately, were valued at the fair value of our common stock at the date of the grant, and accordingly, were expensed at the time of the grants.

The 2008 Stock Purchase Plan – The plan covers a total of 350,000 shares of common stock for issuance to our employees. Under the terms of the plan, employees may authorize the withholding of up to 15% of their wages or salaries to purchase our shares of common stock. The purchase price for shares acquired under the 2008 Stock Purchase Plan is equal to the lower of 85% of the share’s fair market value on either the first day of each option period or the last day of each period. The plan will expire by its terms on September 1, 2018. Shares of common stock purchased under the 2008 Stock Purchase Plan vest immediately at the time of purchase. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase. During fiscal 2017, 2016 and 2015, plan participants acquired a total of 32,110, 28,433 and 31,128 shares of common stock at average prices of $76.77, $67.77 and $49.49 per share, respectively. As of February 28, 2017, there were 66,542 shares available for future issue under the plan.

We recorded share-based compensation expense in SG&A as follows:

SHARE-BASED PAYMENT EXPENSE

	Fiscal Years Ended the Last Day of February,
(in thousands, except per share data)	2017	2016	2015
Stock options	$2,614	$2,961	$3,279
Directors stock compensation	700	700	816
Performance based and other stock awards	11,812	4,478	1,732
Employee stock purchase plan	580	552	391
Share-based payment expense	15,706	8,691	6,218
Less income tax benefits	(2,396)	(1,284)	(661)
Share-based payment expense, net of income tax benefits	$13,310	$7,407	$5,557

Earnings per share impact of share based payment expense:
Basic	$0.48	$0.26	$0.19
Diluted	$0.48	$0.26	$0.19

The fair value of our stock option grants are estimated using a Black-Scholes option pricing model with the following assumptions:

ASSUMPTIONS USED FOR FAIR VALUE OF STOCK OPTION GRANTS

	Fiscal Years Ended the Last Day of February,
	2017	2016	2015
Range of risk free interest rates used	1.2%	0.9% - 1.5%	1.2% - 1.5%
Expected dividend rate	0.0%	0.0%	0.0%
Weighted average volatility rate	33.4%	39.1%	48.0%
Range of expected volatility rates used	33.4%	35.9% - 39.7%	35.3% - 50.5%
Range of expected terms used (in years)	4.1	4.1 - 4.4	4.1 - 4.4

The risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the stock option grants. The dividend yield is computed as zero because we have not historically paid dividends nor do we expect to do so at this time. Expected volatility is based on a weighted average of the market implied volatility and historical volatility over the expected life of the underlying stock option grants. We use our historical experience to estimate the expected term of each stock option grant.

A summary of stock option activity under all our share-based compensation plans follows:

SUMMARY OF STOCK OPTION ACTIVITY

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
		Exercise	Grant Date	Contractual
		Price	Fair Value	Term	Intrinsic
(in thousands, except contractual term and per share data)	Options	(per share)	(per share)	(in years)	Value
Outstanding at February 28, 2014	839	33.03	12.38	6.5	27,081
Grants	257	63.84	25.22
Exercises	(187)	29.70			6,498
Forfeitures / expirations	(141)	40.67
Outstanding at February 28, 2015	768	42.76	16.28	6.6	26,008
Grants	186	88.17	28.82
Exercises	(178)	37.86			9,480
Forfeitures / expirations	(127)	59.01
Outstanding at February 29, 2016	649	$53.94	$19.52	6.1	$26,847
Grants	2	102.04	28.74
Exercises	(170)	43.07			9,152
Forfeitures / expirations	(33)	65.68
Outstanding at February 28, 2017	448	$57.41	$20.54	5.0	$18,097

Exercisable at February 28, 2017	168	$46.37	$17.30	4.3	$8,647

A summary of non-vested stock option activity and changes under all our share-based compensation plans follows:

NON-VESTED STOCK OPTION ACTIVITY

		Weighted
		Average
	Non-	Grant Date
	Vested	Fair Value
(in thousands, except per share data)	Options	(per share)
Outstanding at February 28, 2014	728	12.74
Grants	257	25.22
Vested or forfeited	(311)	13.87
Outstanding at February 28, 2015	674	16.98
Grants	186	28.82
Vested or forfeited	(339)	17.59
Outstanding at February 29, 2016	521	$20.81
Grants	2	28.74
Vested or forfeited	(243)	18.95
Outstanding at February 28, 2017	280	$22.48

A summary of restricted stock award activity under our 2008 Stock Incentive Plan follows:

SUMMARY OF RESTRICTED STOCK AWARD ACTIVITY

		Weighted
		Average
	Restricted	Grant Date
	Stock	Fair Value	Fair Value
(in thousands, except per share data)	Awards	(per share)	Outstanding
Due for Issue at February 28, 2014	62	67.10	4,073
Vested and issued (1)	(62)	67.10
Due for issue at February 28, 2015	-	-	-
Granted (2)	2	89.12
Vested and issued (2)	(2)	89.12
Due for issue at February 29, 2016	-	$-	$-
Granted	-	-
Vested and issued	-	-
Due for issue at February 28, 2017	-	$-	$-
(1)	Fiscal 2014 performance RSAs earned by our former CEO, which vested on April 22, 2014.

(2)	Fiscal 2016 RSA to our current CEO, which were granted and vested on May 8, 2015.

A summary of restricted stock unit activity and changes under our 2008 Stock Incentive Plan follows:

SUMMARY OF RESTRICTED STOCK UNIT ACTIVITY

		Weighted
		Average
	Restricted	Grant Date
	Stock	Fair Value	Fair Value
(in thousands, except per share data)	Units	(per share)	Outstanding
Outstanding at February 28, 2014 (1)	100	32.88	6,531
Granted (2)	118	58.35
Vested (1)	(100)	32.88
Outstanding at February 28, 2015	118	58.35	9,041
Granted (2)	95	76.62
Vested	-	-
Outstanding at February 29, 2016	213	$66.50	$20,311
Granted (2)	162	96.90
Vested or forfeited (3)	(53)	70.14
Outstanding at February 28, 2017	322	$81.19	$31,418
(1)	Fiscal 2014 PSUs earned by our former CEO, which vested and settled on April 22, 2014 at a fair value of $67.10 per share.

(2)	Includes target level RSUs and PSUs granted to our current CEO and members of management in connection with long-term incentive compensation for fiscal 2015, 2016 and 2017.

(3)	Includes 15,643 RSUs which vested and settled throughout the year at an weighted average fair value of $60.28 per share.

A summary of our total unrecognized share-based compensation expense as of February 28, 2017 is as follows:

UNRECOGNIZED SHARE-BASED COMPENSATION EXPENSE

		Weighted
		Average
	Unrecognized	Period of
	Compensation	Recognition
(in thousands, except weighted average expense period data)	Expense	(in months)
Stock options	$3,578	25.4
Restricted stock units (RSUs and PSUs)	10,804	23.5

Note 17 – Defined Contribution Plans

We sponsor defined contribution savings plans in the U.S. and other countries where we have employees. Total matching contributions made to these plans for fiscal 2017, 2016 and 2015 were $3.6, $3.5 and $3.2 million, respectively.

Note 18 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component and related tax effects for fiscal 2017 and 2016 were as follows:

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

(in thousands)	Unrealized Holding Gains (Losses) on Cash Flow Hedges (1)
Balance at February 28, 2015	$(76)
Other comprehensive income before reclassification	1,978
Amounts reclassified out of accumulated other comprehensive income	(1,203)
Tax effects	(34)
Other comprehensive income (loss)	741
Balance at February 29, 2016	665
Other comprehensive income before reclassification	2,205
Amounts reclassified out of accumulated other comprehensive income	(1,454)
Tax effects	(243)
Other comprehensive income (loss)	508
Balance at February 28, 2017	$1,173
(1)	Includes net deferred tax benefits (expense) of ($0.2) and $0.0 million at the end of fiscal 2017 and 2016, respectively.

See Notes 1, 12 and 13 to these consolidated financial statements for additional information regarding our hedging activities.

Note 19 – Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data is as follows:

SELECTED QUARTERLY FINANCIAL DATA

(in thousands, except per share data)
Fiscal Year 2017:	May	August	November	February	Total
Sales revenue, net	$347,938	$368,170	$444,414	$376,697	$1,537,219
Gross profit	152,427	162,968	194,215	165,858	675,468
Asset impairment charges	7,400	-	-	5,000	12,400
Net income	19,026	28,355	57,612	35,696	140,689

Earnings per share (1)
Basic	0.69	1.02	2.10	1.31	5.11
Diluted	0.68	1.00	2.07	1.30	5.04

Fiscal Year 2016:	May	August	November	February	Total
Sales revenue, net	$345,345	$369,129	$445,503	$385,724	$1,545,701
Gross profit	143,319	148,005	182,524	162,157	636,005
Asset impairment charges	3,000	-	-	3,000	6,000
Net income	20,410	24,452	46,778	9,588	101,228

Earnings per share (1)
Basic	0.72	0.86	1.66	0.34	3.58
Diluted	0.70	0.84	1.63	0.34	3.52
(1)

Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.

Note 20 – Segment and Geographic Information

The following table contains segment information:

SEGMENT INFORMATION

(in thousands)			Nutritional
Fiscal 2017	Housewares (1)	Health & Home	Supplements	Beauty	Total
Sales revenue, net	$418,128	$632,769	$130,543	$355,779	$1,537,219
Asset impairment charges	-	-	9,500	2,900	12,400
Operating income	89,641	52,294	(7,933)	30,330	164,332
Identifiable assets	642,967	679,248	205,889	284,992	1,813,096
Capital and intangible asset expenditures	5,652	5,192	5,112	4,663	20,619
Depreciation and amortization	5,723	20,374	8,408	9,836	44,341

			Nutritional
Fiscal 2016	Housewares	Health & Home	Supplements	Beauty	Total
Sales revenue, net	$310,663	$642,735	$153,126	$439,177	$1,545,701
Asset impairment charges	-	-	-	6,000	6,000
Operating income	56,659	38,078	11,446	24,432	130,615
Identifiable assets	610,176	715,104	216,963	306,651	1,848,894
Capital and intangible asset expenditures	1,560	9,131	3,927	5,985	20,603
Depreciation and amortization	4,183	21,300	9,424	7,842	42,749

			Nutritional
Fiscal 2015	Housewares	Health & Home	Supplements (2)	Beauty	Total
Sales revenue, net	$296,252	$613,253	$100,395	$435,231	$1,445,131
Asset impairment charges	-	-	-	9,000	9,000
Operating income	59,392	50,821	9,512	41,994	161,719
Identifiable assets	387,663	667,954	216,798	349,824	1,622,239
Capital and intangible asset expenditures	2,019	2,602	613	1,287	6,521
Depreciation and amortization	3,615	20,532	5,380	10,126	39,653
(1)	Includes eleven and a half months of operating results for Hydro Flask, acquired on March 18, 2016.

(2)	Includes eight months of operating results for Healthy Directions, acquired on June 30, 2014.

We compute segment operating income based on net sales revenue, less cost of goods sold, SG&A and any asset impairment charges associated with the segment. The SG&A used to compute each segment’s operating income is directly associated with the segment, plus shared service and corporate overhead expenses that are allocable to the segment. In fiscal 2016, we began making an allocation of shared service and corporate overhead costs to the Nutritional Supplements segment. For fiscal 2017 and 2016, those allocations totaled $6.0 and $4.7 million, respectively. We do not allocate nonoperating income and expense, including interest or income taxes, to operating segments.

Our domestic and international net sales revenue and long-lived assets were as follows:

GEOGRAPHIC INFORMATION

	Fiscal Years Ended the Last Day of February,
(in thousands)	2017	2016	2015
SALES REVENUE, NET:
United States	$1,241,653	$1,233,464	$1,139,959
International	295,566	312,237	305,172
Total	$1,537,219	$1,545,701	$1,445,131

LONG-LIVED ASSETS:
United States	$599,451	$606,925	$631,326
International:
Barbados	498,077	315,182	319,298
Other international	159,490	171,699	133,608
Subtotal	657,567	486,881	452,906
Total	$1,257,018	$1,093,806	$1,084,232

The table above classifies assets based upon the country where we hold legal title.

Worldwide sales to our largest customer and its affiliates accounted for approximately 15%, 16% and 18% of our net sales revenue in fiscal 2017, 2016 and 2015, respectively. Sales to this customer are made within the Beauty and Health & Home segments. Of these sales, approximately 94%, 94% and 84% were within the U.S. during fiscal 2017, 2016 and 2015, respectively. No other customers accounted for 10% or more of net sales revenue during those fiscal years.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

		Additions
		Charged to	Net charge
	Beginning	cost and	(credit) to		Ending
(in thousands)	Balance	expenses (1)	sales revenue (2)	Deductions (3)	Balance
Year Ended February 28, 2017
Allowances for doubtful accounts	$1,733	$2,326	$-	$697	$3,362
Allowances for back-to-stock returns	4,165	-	(1,871)	-	$2,294

Year Ended February 29, 2016
Allowances for doubtful accounts	$1,849	$225	$-	$341	$1,733
Allowances for back-to-stock returns	4,033	-	132	-	$4,165

Year Ended February 28, 2015
Allowances for doubtful accounts	$2,127	$299	$-	$577	$1,849
Allowances for back-to-stock returns	2,552	-	1,481	-	$4,033
(1)	Represents periodic charges to the provision for doubtful accounts.

(2)	Represents net charges (credits) during the period to sales returns and allowances.

(3)	Represents write-offs of doubtful accounts, net of recoveries of previously reserved amounts.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act as of February 28, 2017. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The management’s report on internal control over financial reporting and the attestation report on internal controls over financial reporting of the independent registered public accounting firm required by this item are set forth under Item 8., “Financial Statements and Supplementary Data” of this report on pages 52 through 53,  and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Exchange Act that occurred during our fiscal year ended February 28, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information in our definitive Proxy Statement for the 2017 Annual General Meeting of Shareholders (the “Proxy Statement”) is incorporated by reference in response to this Item 10, as noted below:

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 on page 51 of this report
	2.	Financial Statement Schedule: See “Schedule II” on page 95 of this report
	3.	Exhibits

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

3.2

Bye-Laws, as amended (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, File No. 001-14669, filed with the Securities and Exchange Commission on June 27, 2016).

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

10.10†

Amended and Restated Helen of Troy Limited 2011 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on 10-Q, filed with the Securities and Exchange Commission on October 11, 2016).

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
10.16

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

10.17

Second Amendment to Guaranty Agreement, dated as of June 11, 2014, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2014).

10.18

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

10.19

First Amendment to Amended and Restated Credit Agreement dated December 7, 2016, by and among Helen of Troy, L.P., a Texas limited partnership, Helen of Troy Limited, a Bermuda company, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 13, 2016).

10.20

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

10.22*	Fourth Amendment to Guaranty Agreement, dated as of December 7, 2016, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A.
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

10.25*	Third Supplemental Trust Indenture, dated as of December 7, 2016, but effective December 1, 2016, by and between Mississippi Business Finance Corporation and Deutsche Bank National Trust, as trustee.
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

10.28†

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

a
HELEN OF TROY LIMITED

	By:	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer and Director
May 1, 2017

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Julien R. Mininberg	/s/ Brian L. Grass
Julien R. Mininberg	Brian L. Grass
Chief Executive Officer, Director and Principal Executive Officer May 1, 2017	Chief Financial Officer and Principal Financial Officer May 1, 2017

/s/ Richard J. Oppenheim	/s/ Timothy F. Meeker
Richard J. Oppenheim	Timothy F. Meeker
Vice President and Principal Accounting Officer	Director, Chairman of the Board
May 1, 2017	May 1, 2017

/s/ Gary B. Abromovitz	/s/ Krista Berry
Gary B. Abromovitz	Krista Berry
Director, Deputy Chairman of the Board	Director
May 1, 2017	May 1, 2017

/s/ John B. Butterworth	/s/ Thurman K. Case
John B. Butterworth	Thurman K. Case
Director	Director
May 1, 2017	May 1, 2017

/s/ Beryl B. Raff	/s/ William F. Susetka
Beryl B. Raff	William F. Susetka
Director	Director
May 1, 2017	May 1, 2017

/s/ Darren G. Woody
Darren G. Woody
Director
May 1, 2017

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

3.2

Bye-Laws, as amended (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, File No. 001-14669, filed with the Securities and Exchange Commission on June 27, 2016).

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

10.10†

Amended and Restated Helen of Troy Limited 2011 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on 10-Q, filed with the Securities and Exchange Commission on October 11, 2016).

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
10.16

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

10.17

Second Amendment to Guaranty Agreement, dated as of June 11, 2014, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2014).

10.18

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

10.19

First Amendment to Amended and Restated Credit Agreement dated December 7, 2016, by and among Helen of Troy, L.P., a Texas limited partnership, Helen of Troy Limited, a Bermuda company, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 13, 2016).

10.20

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

10.22*	Fourth Amendment to Guaranty Agreement, dated as of December 7, 2016, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A.
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

10.25*	Third Supplemental Trust Indenture, dated as of December 7, 2016, but effective December 1, 2016, by and between Mississippi Business Finance Corporation and Deutsche Bank National Trust, as trustee.
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

10.28†

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