Form 10-Q
period 2017-05-31
HELEN OF TROY LTD
filed 2017-07-10
CIK 916789

@mer

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes ☐     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 5, 2017
Common Shares, $0.10 par value, per share	27,224,833 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

FORM 10‐Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (Unaudited)

	May 31,	February 28,
(in thousands, except shares and par value)	2017	2017
Assets
Assets, current:
Cash and cash equivalents	$16,508	$23,087
Receivables - principally trade, less allowances of $8,296 and $5,656	207,795	229,928
Inventory	312,025	289,122
Prepaid expenses and other current assets	11,874	11,699
Income taxes receivable	2,942	2,242
Total assets, current	551,144	556,078

Property and equipment, net of accumulated depreciation of $110,022 and $106,561	135,599	134,935
Goodwill	672,929	698,929
Other intangible assets, net of accumulated amortization of $172,072 and $165,388	411,002	419,489
Deferred tax assets, net	2,046	1,955
Other assets, net of accumulated amortization of $1,953 and $1,930	1,963	1,710
Total assets	$1,774,683	$1,813,096

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$136,426	$111,763
Accrued expenses and other current liabilities	133,771	153,200
Long-term debt, current maturities	20,601	24,404
Total liabilities, current	290,798	289,367

Long-term debt, excluding current maturities	433,240	461,211
Deferred tax liabilities, net	7,637	20,091
Other liabilities, noncurrent	18,569	21,661
Total liabilities	750,244	792,330

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 27,219,125 and 27,028,665 shares
issued and outstanding	2,722	2,703
Additional paid in capital	218,724	218,760
Accumulated other comprehensive income (loss)	(1,004)	1,173
Retained earnings	803,997	798,130
Total stockholders' equity	1,024,439	1,020,766
Total liabilities and stockholders' equity	$1,774,683	$1,813,096

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income (Unaudited)

	Three Months Ended May 31,
(in thousands, except per share data)	2017	2016
Sales revenue, net	$359,605	$347,938
Cost of goods sold	203,156	195,511
Gross profit	156,449	152,427

Selling, general and administrative expense ("SG&A")	123,683	122,129
Asset impairment charges	36,000	7,400
Operating income (loss)	(3,234)	22,898

Nonoperating income, net	166	149
Interest expense	(3,839)	(3,651)
Income (loss) before income taxes	(6,907)	19,396

Income tax expense (benefit):
Current	(601)	3,772
Deferred	(12,174)	(3,402)
Net income	$5,868	$19,026

Earnings per share:
Basic	$0.22	$0.69
Diluted	$0.22	$0.68

Weighted average shares of common stock used in
computing net earnings per share:
Basic	27,076	27,773
Diluted	27,245	28,147

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended May 31,
	2017			2016
	Before		Net of	Before		Net of
(in thousands)	Tax	Tax	Tax	Tax	Tax	Tax
Income (loss)	$(6,907)	$12,775	$5,868	$19,396	$(370)	$19,026
Cash flow hedge activity - foreign currency contracts
Changes in fair market value	(2,245)	316	(1,929)	(1,019)	233	(786)
Settlements reclassified to income	(302)	54	(248)	158	(56)	102
Total other comprehensive income (loss)	(2,547)	370	(2,177)	(861)	177	(684)
Comprehensive income (loss)	$(9,454)	$13,145	$3,691	$18,535	$(193)	$18,342

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended May 31,
(in thousands)	2017	2016
Cash provided (used) by operating activities:
Net income	$5,868	$19,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,797	10,956
Amortization of financing costs	325	290
Provision for doubtful receivables	(37)	347
Non-cash share-based compensation	3,191	5,614
Non-cash intangible asset impairment charges	36,000	7,400
(Gain) loss on the sale or disposal of property and equipment	(10)	20
Deferred income taxes and tax credits	(12,174)	(3,458)
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	22,170	20,524
Inventories	(22,903)	(11,160)
Prepaid expenses and other current assets	(1,182)	(3,393)
Other assets and liabilities, net	(2,725)	(4,934)
Accounts payable	24,713	4,819
Accrued expenses and other current liabilities	(20,954)	(7,021)
Accrued income taxes	(1,336)	2,706
Net cash provided by operating activities	41,743	41,736

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(13,027)	(5,154)
Proceeds from the sale of property and equipment	13	2
Payments to acquire businesses, net of cash acquired	-	(209,258)
Net cash used by investing activities	(13,014)	(214,410)

Cash provided (used) by financing activities:
Proceeds from line of credit	131,200	100,200
Repayment of line of credit	(157,600)	(129,100)
Repayment of long-term debt	(5,700)	(3,800)
Payment of financing costs	-	(14)
Proceeds from share issuances under share-based compensation plans	3,580	3,127
Payment of tax obligations resulting from cashless share award settlements	(6,788)	(424)
Net cash used by financing activities	(35,308)	(30,011)

Net decrease in cash and cash equivalents	(6,579)	(202,685)
Cash and cash equivalents, beginning balance	23,087	225,800
Cash and cash equivalents, ending balance	$16,508	$23,115

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

May 31, 2017

Note 1 - Basis of Presentation and Related Information

The accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of May 31, 2017 and February 28, 2017, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2017, and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated condensed financial statements and accompanying notes. Actual results may differ materially from those estimates.

Our consolidated condensed financial statements are prepared in U.S. Dollars and include the accounts of Helen of Troy Limited and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

We have reclassified, combined or separately disclosed certain amounts in the prior years’ consolidated condensed financial statements and accompanying footnotes to conform to the current year’s presentation.

Note 2 – New Accounting Pronouncements

Not Yet Adopted

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

Unless otherwise discussed above, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial position, results of operations and cash flows upon adoption.

Adopted

In January 2017, the FASB, issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This guidance provides for a single-step quantitative test to identify and measure impairment, requiring an entity to recognize an impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. We adopted the new guidance in the first quarter of fiscal 2018, applying it on a prospective basis. The application of this guidance has not had a material impact on our financial position, results of operations or cash flows.

Note 3 – Commitments and Contingencies

Thermometer Patent Litigation – In January 2016, a jury ruled against the Company in a case that involved claims by Exergen Corporation. The case involved the alleged patent infringement related to two forehead thermometer models sold by our subsidiary, Kaz USA, Inc., in the United States. As a result of the jury verdict, we recorded a charge in fiscal 2016, including legal fees and other related expenses, of $17.8 million (before and after tax). In June 2016, certain post-trial motions were concluded with Exergen Corporation being awarded an additional $1.5 million of pre-judgment compensation. We accrued this additional amount in May 2016. In July 2016, we appealed the judgment to the United States Court of Appeals for the Federal Circuit. The Company continues to vigorously pursue its appellate rights and defend against the underlying judgment.

Other Matters – We are involved in various other legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Product Warranties –  Most of our products are under warranty against defects in material and workmanship for periods ranging from two to five years. We estimate our warranty accrual using our historical experience and believe that this is the most reliable method by which we can estimate our warranty liability. The following table summarizes the activity in our accrual for the periods shown:

ACCRUAL FOR WARRANTY RETURNS

	Three Months Ended May 31,
(in thousands)	2017	2016
Beginning balance	$21,766	$20,622
Additions to the accrual	12,239	14,523
Reductions of the accrual - payments and credits issued	(13,376)	(16,164)
Ending balance	$20,629	$18,981

Notes 7, 10, 12 and 13 to these consolidated condensed financial statements provide additional information regarding certain of our significant commitments and contingencies.

Note 4 – Earnings per Share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities. Dilutive securities at any given point in time may consist of outstanding options to purchase common stock and issued and contingently issuable unvested restricted share units (RSUs) and performance-based restricted share units (PSUs). Options for common stock are excluded from the computation of diluted earnings per share if their effect is antidilutive. See Note 15 to these consolidated condensed financial statements for more information regarding share-based payment awards.

The following table presents our basic and diluted shares for the periods shown:

WEIGHTED AVERAGE DILUTED SECURITIES

	Three Months Ended May 31,
(in thousands)	2017	2016
Weighted average shares outstanding, basic	27,076	27,773
Incremental shares from share-based payment arrangements	169	374
Weighted average shares outstanding, diluted	27,245	28,147

Dilutive securities, stock options	253	425
Dilutive securities, unvested or unsettled stock awards	79	333
Antidilutive securities, stock options and unvested or unsettled stock awards	378	143

Note 5 – Segment Information

The following tables present segment information for the periods shown:

THREE MONTHS ENDED

(in thousands)			Nutritional
May 31, 2017	Housewares (1)	Health & Home	Supplements	Beauty	Total
Sales revenue, net	$98,428	$150,266	$31,619	$79,292	$359,605
Asset impairment charges	-	-	32,000	4,000	36,000
Operating income (loss)	18,106	14,560	(34,599)	(1,301)	(3,234)
Capital and intangible asset expenditures	2,491	1,113	8,945	478	13,027
Depreciation and amortization	1,427	4,138	2,456	2,776	10,797

			Nutritional
May 31, 2016	Housewares (1)	Health & Home	Supplements	Beauty	Total
Sales revenue, net	$84,603	$146,355	$35,940	$81,040	$347,938
Asset impairment charges	-	-	5,000	2,400	7,400
Operating income (loss)	15,500	9,604	(5,272)	3,066	22,898
Capital and intangible asset expenditures	589	1,189	1,562	1,814	5,154
Depreciation and amortization	1,329	5,233	1,960	2,434	10,956

(1)	The three months ended May 31, 2017 includes a full three months of operating results for Hydro Flask compared to two and a half months for the three months ended May 31, 2016.

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

Note 6 – Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component and related tax effects for the  fiscal 2018 year-to-date are as follows:

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

(in thousands)	Unrealized Holding Gains (Losses) on Cash Flow Hedges (1)
Balance at February 28, 2017	$1,173
Other comprehensive income before reclassification	(2,245)
Amounts reclassified out of accumulated other comprehensive income	(302)
Tax effects	370
Other comprehensive income (loss)	(2,177)
Balance at May 31, 2017	$(1,004)

(1)

Represents activity associated with certain foreign currency contracts. Balances at May 31, 2017 and February 28, 2017 include net deferred tax benefits (expense) of $0.1 and ($0.2) million, respectively.

Note 7 – Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

	Estimated
	Useful Lives			May 31,	February 28,
(in thousands)	(Years)			2017	2017
Land		-		$12,800	$12,800
Building and improvements	3	-	40	109,046	109,026
Computer, furniture and other equipment	3	-	15	84,083	81,122
Tools, molds and other production equipment	1	-	10	31,876	31,157
Construction in progress		-		7,816	7,391
Property and equipment, gross				245,621	241,496
Less accumulated depreciation				(110,022)	(106,561)
Property and equipment, net				$135,599	$134,935

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	May 31,	February 28,
(in thousands)	2017	2017
Accrued compensation, benefits and payroll taxes	$20,158	$34,917
Accrued sales returns, discounts and allowances	22,719	27,377
Accrued warranty returns	20,629	21,766
Accrued advertising	21,410	23,747
Accrued legal fees and settlements	17,347	16,908
Accrued royalties	9,107	9,553
Accrued property, sales and other taxes	7,443	6,564
Accrued freight and duty	4,407	3,454
Accrued product liability	1,805	2,141
Derivative liabilities, current	1,572	47
Other	7,174	6,726
Total accrued expenses and other current liabilities	$133,771	$153,200

OTHER LIABILITIES, NONCURRENT

	May 31,	February 28,
(in thousands)	2017	2017
Deferred compensation liability	$4,016	$6,560
Liability for uncertain tax positions	5,975	6,611
Other liabilities	8,578	8,490
Total other liabilities, noncurrent	$18,569	$21,661

Note 8 – Goodwill and Intangible Assets

Impairments in the First Quarter of Fiscal 2018 – We continue to evaluate strategic alternatives for our Nutritional Supplements business, which could include a transaction to divest the business, investments in online interface and e-commerce platforms, restructuring or realignment programs, and consolidating our operations and functions. We believe that over the longer-term, these alternatives are designed to enhance revenue growth and profitability; however, over the short-term, certain of these alternatives may have a disproportionate impact on our income relative to the cost savings or generate other charges or losses. During the first quarter of 2018, we received information regarding the potential fair value of our Nutritional Supplements business that we concluded should be considered when determining if impairments of our long-lived assets, including goodwill, had occurred.  Consequently, we performed interim impairment testing to determine whether our long-lived assets, including goodwill, associated with our Nutritional Supplements segment were impaired. As a result of our testing, we recorded non-cash asset impairment charges totaling $32.0 million ($19.6 million after tax), consisting of $6.0 million ($3.7 million after tax) to the segment’s indefinite-lived trademarks, and $26.0 million ($15.9 million after tax) to the segment’s goodwill.

The fair values used in our impairment tests were determined using a weighted average of various valuation methods including estimated future discounted cash flows and other market data. The valuation techniques utilized assumptions we believed to be appropriate in the circumstances; however, future circumstances attributable to a strategic change in the Nutritional Supplements segment, such as those mentioned in previous paragraph, could result in changes to those assumptions and other charges or losses relating to the segment may be recorded and could be material. For example, if we determine that a divestiture is the probable outcome of our strategic review, we expect to perform additional impairment tests with updated assumptions. We are unable to project what, if any, expense, charges or losses will be in future periods.

In our Beauty segment, we performed interim impairment testing in the first quarter of fiscal 2018 for a certain brand as a result of a revised financial projection. As a result of our testing, we recorded a non-cash impairment charge of $4.0 million ($3.5 million after tax).

Impairment Testing in Fiscal 2017 – Our annual impairment testing for goodwill and indefinite-lived intangible assets had historically occurred in the first quarter of our fiscal year. In December 2016, we elected to change our annual impairment testing to the fourth quarter of our fiscal year. Accordingly, for fiscal 2017 we completed impairment tests during the first and fourth fiscal quarters. As a result of our testing of indefinite-lived trademarks in the fourth quarter, we recorded non-cash asset impairment charges of $5.0 million ($3.2 million after tax). As a result of our testing of indefinite-lived trademarks in the first quarter, we recorded non-cash asset impairment charges of $7.4 million ($5.1 million after tax). The charges in both quarters were related to certain brand assets and trademarks in our Beauty and Nutritional Supplements segments, which were written down to their estimated fair values, determined on the basis of our estimated future discounted cash flows using the relief from royalty valuation method.

Due to recent declines in revenue associated with our Nutritional Supplements segment, our annual impairment testing of goodwill and other intangible assets for the segment reflected a fair value that was in excess of the carrying value by a smaller margin than occurred in previous impairment tests. In addition, the fair value of the indefinite-lived brand asset was determined to be less than the carrying value and impairments of $9.5 million were recorded during fiscal 2017. The fair values used for our impairment testing in fiscal 2017 were estimated using a weighted average approach, which heavily weighted a valuation derived from a discounted cash flow model based on the Company’s estimates of future cash flows and based on management’s intentions with respect to the business.

The following table summarizes the carrying amounts and associated accumulated amortization for all intangible assets by operating segment as of the end of the periods shown:

GOODWILL AND INTANGIBLE ASSETS

	May 31, 2017				February 28, 2017
	Gross	Cumulative			Gross	Cumulative
	Carrying	Goodwill	Accumulated	Net Book	Carrying	Goodwill	Accumulated	Net Book
(in thousands)	Amount	Impairments	Amortization	Value	Amount	Impairments	Amortization	Value
Housewares:
Goodwill	$282,056	$-	$-	$282,056	$282,056	$-	$-	$282,056
Trademarks - indefinite	134,200	-	-	134,200	134,200	-	-	134,200
Other intangibles - finite	40,481	-	(16,123)	24,358	40,393	-	(15,476)	24,917
Total Housewares	456,737	-	(16,123)	440,614	456,649	-	(15,476)	441,173

Health & Home:
Goodwill	284,913	-	-	284,913	284,913	-	-	284,913
Trademarks - indefinite	54,000	-	-	54,000	54,000	-	-	54,000
Licenses - finite	15,300	-	(15,300)	-	15,300	-	(15,300)	-
Licenses - indefinite	7,400	-	-	7,400	7,400	-	-	7,400
Other intangibles - finite	117,091	-	(68,813)	48,278	116,982	-	(66,027)	50,955
Total Health & Home	478,704	-	(84,113)	394,591	478,595	-	(81,327)	397,268

Nutritional Supplements:
Goodwill	96,609	(26,000)	-	70,609	96,609	-	-	96,609
Brand assets - indefinite	50,020	-	-	50,020	56,020	-	-	56,020
Other intangibles - finite	52,180	-	(18,553)	33,627	44,180	-	(16,715)	27,465
Total Nutritional Supplements	198,809	(26,000)	(18,553)	154,256	196,809	-	(16,715)	180,094

Beauty:
Goodwill	81,841	(46,490)	-	35,351	81,841	(46,490)	-	35,351
Trademarks - indefinite	41,854	-	-	41,854	45,854	-	-	45,854
Trademarks - finite	150	-	(93)	57	150	-	(92)	58
Licenses - indefinite	10,300	-	-	10,300	10,300	-	-	10,300
Licenses - finite	13,696	-	(11,928)	1,768	13,696	-	(11,849)	1,847
Other intangibles - finite	46,402	-	(41,262)	5,140	46,402	-	(39,929)	6,473
Total Beauty	194,243	(46,490)	(53,283)	94,470	198,243	(46,490)	(51,870)	99,883
Total goodwill and intangible assets	$1,328,493	$(72,490)	$(172,072)	$1,083,931	$1,330,296	$(46,490)	$(165,388)	$1,118,418

The following table summarizes the amortization expense attributable to intangible assets recorded in SG&A in the consolidated condensed statements of income for the periods shown below, as well as our estimated amortization expense for fiscal 2018 through 2023.

AMORTIZATION OF INTANGIBLE ASSETS

Aggregate Amortization Expense (in thousands)
For the three months ended
May 31, 2017	$6,685
May 31, 2016	$7,204

Estimated Amortization Expense (in thousands)
Fiscal 2018	$25,965
Fiscal 2019	$21,025
Fiscal 2020	$19,910
Fiscal 2021	$17,349
Fiscal 2022	$6,841
Fiscal 2023	$4,700

Note 9 – Acquisitions

Hydro Flask Acquisition  - On March 18, 2016, we completed the acquisition of all membership units of Steel Technology, LLC, doing business as Hydro Flask. Hydro Flask is a leading designer, distributor and marketer of high performance insulated stainless steel food and beverage containers for active lifestyles. The aggregate purchase price for the transaction was approximately $209.3 million, net of cash acquired. Significant assets acquired include receivables, inventory, prepaid expenses, property and equipment, trade names, technology assets, customer relationships, and goodwill. Acquisition-related expenses, incurred during fiscal 2016, were approximately $0.7 million (before and after tax).

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill, which is not expected to be deductible for income tax purposes. We completed our analysis of the economic lives of all the assets acquired and determined the appropriate fair values of the acquired assets. We assigned $59.0 million to trade names with indefinite economic lives. We assigned $10.3 million to technology assets and $14.2 million to customer relationships and are amortizing these assets over expected lives of 10 and 24 years, respectively. For technology assets, we considered the average life cycle of the underlying products, which range from 7 - 15 years, and the overall average life of the associated patent portfolio. For the customer relationships, we used historical attrition rates to assign an expected life.

The following schedule presents the net assets of Hydro Flask recorded at the acquisition date, excluding cash acquired:

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

Note 10 – Long-Term Debt

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provided for an unsecured total revolving commitment of $1 billion as of May 31, 2017. The commitment under the Credit Agreement terminates on December 7, 2021. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment fees and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. As of May 31, 2017, the outstanding revolving loan principal balance was $414.3 million and the face amount of outstanding letters of credit was $1.5 million. For the fiscal quarter ended May 31, 2017, borrowings under the Credit Agreement incurred interest charges at rates ranging from 2.3% to 4.5%. For the fiscal quarter ended May 31, 2016, borrowings under the Credit Agreement incurred interest charges at rates ranging from 1.9% to 4.0%. As of May 31, 2017, the amount available for borrowings under the Credit Agreement was $584.2 million. Covenants in our debt agreements limit the amount of total indebtedness we can incur. As of May 31, 2017, these covenants effectively limited our ability to incur more than $309.8 million of additional debt from all sources, including our Credit Agreement.

The following table summarizes our long-term debt as of the end of the periods shown:

LONG-TERM DEBT

	Original
	Date	Interest		May 31,	February 28,
(dollars in thousands)	Borrowed	Rates	Matures	2017	2017
$37.6 million unsecured loan with the Mississippi Business Finance Corporation (the "MBFC Loan"), interest is set and payable quarterly at a Base Rate, plus a margin of up to 1.0%, or applicable LIBOR plus a margin of up to 2.0%, as determined by the interest rate elected and the Leverage Ratio. Loan subject to holder's call on or after March 1, 2018. Loan can be prepaid without penalty. (1)	03/13	Floating	03/23	$24,207	$29,903
$100 million unsecured Senior Notes payable at a fixed interest rate of 3.9%. Interest payable semi-annually. Annual principal payments of $20 million began in January 2014. Prepayment of notes are subject to a "make whole" premium.	01/11	3.9%	01/18	19,834	19,763
Credit Agreement	01/15	Floating	12/21	409,800	435,949
Total long-term debt				453,841	485,615
Less current maturities of long-term debt				(20,601)	(24,404)
Long-term debt, excluding current maturities				$433,240	$461,211

(1)

A $5.7 million principal payment was made on March 1, 2017. The remaining principal balance of the MBFC loan is payable as follows: $1.9 million annually on March 1, 2018 through 2022; and $14.8 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

The fair market value of the fixed rate debt at May 31, 2017, computed using a discounted cash flow analysis and comparable market rates was $20.1 million, compared to the $19.8 million book value. Our other long-term debt has floating interest rates, and its book value approximates its fair value at May 31, 2017.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our debt agreements require the maintenance of certain financial covenants, including maximum leverage ratios, minimum interest coverage ratios and minimum consolidated net worth levels (as each of these terms is defined in the various agreements). Our debt agreements also contain other customary covenants. We were in compliance with the terms of these agreements as of May 31, 2017.

Note 11 – Income Taxes

Due to the Company’s organization in Bermuda and the ownership structure of its foreign subsidiaries, many of which are not owned directly or indirectly by a U.S. parent company, an immaterial amount of our foreign income is subject to U.S. taxation on a permanent basis under current law. Additionally, our intellectual property is largely owned by foreign subsidiaries, resulting in proportionally higher earnings in jurisdictions with lower statutory tax rates, which decreases our overall effective tax rate.

Income taxes for the three months ended May 31, 2017 provided a benefit of $12.8 million, compared to tax expense of $0.4 million for the same period last year.  Income taxes for the three months ended May 31, 2017 includes a $12.9 million benefit associated with impairment charges, $2.5 million benefit from the recognition of excess tax benefits from share-based compensation settlements and exercises and a $0.6 million benefit from the lapse of the statute of limitations related to an uncertain tax position.  Income taxes for the three months ended May 31, 2016 includes a $1.1 million tax benefit from the recognition of excess tax benefits from share-based compensation settlements and exercises and a $1.4 million benefit from the resolution of an uncertain tax position.

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

The following tables present the fair value of our financial assets and liabilities measured on a recurring basis as of the end of the periods shown:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES

Fair Values at
May 31, 2017
(in thousands)	(Level 2) (1)
Assets:
Money market accounts	$3,517
Foreign currency contracts	716
Total assets	$4,233

Liabilities:
Fixed rate debt (2)	$20,127
Floating rate debt	434,006
Foreign currency contracts	1,692
Total liabilities	$455,825

Fair Values at
February 28, 2017
(in thousands)	(Level 2) (1)
Assets:
Money market accounts	$2,711
Foreign currency contracts	2,167
Total assets	$4,878

Liabilities:
Fixed rate debt (2)	$20,105
Floating rate debt	465,852
Foreign currency contracts	47
Total liabilities	$486,004

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

We use derivatives for hedging purposes and our derivatives are primarily foreign currency contracts and cross-currency debt swaps. See Notes 6, 7 and 13 to these consolidated condensed financial statements for more information on our hedging activities.

We classify our fixed and floating rate debt as Level 2 items because the estimation of the fair market value of these financial assets requires the use of a discount rate based upon current market rates of interest for obligations with comparable remaining terms. Such comparable rates are considered significant other observable market inputs. The fair market value of the fixed rate debt was computed using a discounted cash flow analysis and discount rates of 1.3% at May 31, 2017 and 1.8% at February 28, 2017. All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

Our other non-financial assets include goodwill and other intangible assets, which we classify as Level 3 items. These assets are measured at fair value on a non-recurring basis as part of our impairment testing. Note 8 to these consolidated condensed financial statements contains additional information regarding impairment testing and related intangible asset impairments.

Note 13 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During the three months ended May 31, 2017, approximately 12% of our net sales revenue was in foreign currencies. During the three months ended May 31, 2016, approximately 14% of our net sales revenue was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos and Canadian Dollars. We make most of our inventory purchases from the Far East and primarily use the U.S. Dollar for such purchases. In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement of the balance sheet are recognized in SG&A. For the three months ended May 31, 2017, we recorded net foreign exchange gains (losses) from remeasurement, including the impact of foreign currency hedges and cross-currency debt swaps, of $0.6 million in SG&A, and ($0.1) million in income tax expense. For the three months ended May 31, 2016, we recorded net foreign exchange gains (losses) from remeasurement, including the impact of foreign currency hedges and cross-currency debt swaps, of $0.2 million in SG&A.

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

Interest Rate Risk - Interest on our outstanding debt as of May 31, 2017 is both floating and fixed. Fixed rates are in place on $20 million of Senior Notes at 3.9% and floating rates are in place on the balance of all other debt outstanding, which totaled $438.6 million as of May 31, 2017. If short-term interest rates increase, we will incur higher interest rates on any future outstanding balances of floating rate debt.

The following table summarizes the fair values of our derivative instruments as of the end of the periods shown:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

	May 31, 2017
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
(in thousands)		Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	5/2018	€29,750	$-	$-	$995	$-
Foreign currency contracts - sell Canadian Dollars	Cash flow	6/2018	$20,750	425	15	-	-
Foreign currency contracts - sell Pounds	Cash flow	2/2018	£15,250	-	-	292	-
Foreign currency contracts - sell Mexican Pesos	Cash flow	2/2018	$50,000	-	-	285	-
Subtotal				425	15	1,572	-

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swaps - Euro	(1)	4/2020	$5,280	-	276	-	-
Foreign currency contracts - cross-currency debt swaps - Pound	(1)	4/2020	$6,395	-	-	-	120
Subtotal				-	276	-	120
Total fair value				$425	$291	$1,572	$120

	February 28, 2017
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
		Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	2/2018	€27,500	$727	$-	$-	$-
Foreign currency contracts - sell Canadian Dollars	Cash flow	6/2018	$26,000	155	32	-	-
Foreign currency contracts - sell Pounds	Cash flow	2/2018	£13,500	548	-	-	-
Foreign currency contracts - sell Mexican Pesos	Cash flow	2/2018	$59,600	-	-	47	-
Subtotal				1,430	32	47	-

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swap - Euro	(1)	1/2018	$10,000	705	-	-	-
Total fair value				$2,135	$32	$47	$-

(1)

These are foreign currency contracts for which we have not elected hedge accounting.  We refer to them as “cross-currency debt swaps”. They in effect adjust the currency denomination of a portion of our outstanding debt to the Euro and British Pound for the notional amounts reported, creating an economic hedge against currency movements.

The following table summarizes the pre-tax effect of derivative instruments for the periods shown:

PRE-TAX EFFECT OF DERIVATIVE INSTRUMENTS

	Three Months Ended May 31,
	Gain / (Loss)		Gain / (Loss) Reclassified from
	Recognized in OCI		Accumulated Other Comprehensive			Gain / (Loss) Recognized
	(effective portion)		Income (Loss) into Income			As Income
(in thousands)	2017	2016	Location	2017	2016	Location	2017	2016
Currency contracts - cash flow hedges	$(2,245)	$(1,019)	SG&A	$302	$(158)		$-	$-
Cross-currency debt swaps - principal	-	-		-	-	SG&A	(549)	52
Total	$(2,245)	$(1,019)		$302	$(158)		$(549)	$52

We expect pre-tax net losses of $1.1 million associated with foreign currency contracts currently reported in accumulated other comprehensive income, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates change and the underlying contracts settle.

Counterparty Credit Risk - Financial instruments, including foreign currency contracts and cross currency debt swaps, expose us to counterparty credit risk for nonperformance. We manage our exposure to counterparty credit risk by only dealing with counterparties who are substantial international financial institutions with significant experience using such derivative instruments. Although our theoretical credit risk is the replacement cost at the then-estimated fair value of these instruments, we believe that the risk of incurring credit losses is remote.

Note 14 – Repurchase of Helen of Troy Common Stock

On May 10, 2017, our Board of Directors authorized the repurchase of up to $400 million of our outstanding common stock. The new authorization is effective for a period of three years and replaced our existing repurchase authorization, of which approximately $82 million remained. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. As of May 31, 2017, our repurchase authorization allowed for the purchase of $394.3 million of common stock.

Our current equity-based compensation plans include provisions that allow for the “net exercise” of share settled awards by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. Net exercises are accounted for as a purchase and retirement of shares.

The following table summarizes our share repurchase activity for the periods shown:

SHARE REPURCHASES
	Three Months Ended May 31,
(in thousands, except per share data)	2017	2016
Common stock received in connection with share-based compensation:
Number of shares	70,707	4,606
Aggregate value of shares (in thousands)	$6,788	$442
Average price per share	$95.99	$96.03

Note 15 – Share-Based Compensation Plans

We have equity awards outstanding under several share-based compensation plans. During the three months ended May 31, 2017, we had the following share-based compensation activity:

•	We issued 1,424 restricted shares to non-employee Board members with a total grant date fair value of $0.1 million and an average share price of $98.45.

•

We granted time-vested restricted stock units (“RSUs”) that may be settled for 69,807 shares of common stock with average fair values at the grant dates of $95.87 per unit. We also granted performance-based restricted stock units (“PSUs”) for 65,010 shares of common stock, with an average fair value of $96.80 per unit.

•

Employee RSUs for 33,266 shares vested and settled with a total grant date fair value of $3.3 million, and an average share price of $98.39. Employee PSUs for 149,884 shares vested and settled with a total grant date fair value of $14.3 million, and an average share price of $95.55.

•	Employees exercised stock options to purchase 76,593 shares of common stock.

We recorded the following share-based compensation expense in SG&A for the periods shown below:

SHARE-BASED PAYMENT EXPENSE

	Three Months Ended May 31,
(in thousands, except per share data)	2017	2016
Stock options	$539	$740
Directors stock compensation	200	175
Performance based and other stock awards	2,512	4,751
Share-based payment expense	3,251	5,666
Less income tax benefits	(490)	(1,521)
Share-based payment expense, net of income tax benefits	$2,761	$4,145

Earnings per share impact of share-based payment expense:
Basic	$0.10	$0.15
Diluted	$0.10	$0.15

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

Significant Trends Impacting the Business

Nutritional Supplements Business

Due to recent declines in revenue associated with our Nutritional Supplements segment, our annual impairment testing of goodwill and other intangible assets for the segment reflected a fair value that was in excess of the carrying value of the segment by a smaller margin than occurred in previous impairment tests. In addition, the fair value of the indefinite lived brand asset was determined to be less than the carrying value and impairments of $9.5 million were recorded during fiscal 2017. The fair values used for our impairment testing in fiscal 2017 were estimated using a weighted average approach, which heavily weighted a valuation derived from a discounted cash flow model based on the Company’s estimates of future cash flows and based on management’s intentions with respect to the business.

We continue to evaluate strategic alternatives for our Nutritional Supplements business, which could include a transaction to divest the business, investments in online interface and e-commerce platforms, restructuring or realignment programs, and consolidating our operations and functions. We believe that over the longer-term, these alternatives are designed to enhance revenue growth and profitability; however, over the transitional near-term, certain of these alternatives may have a disproportionate impact on our income relative to the cost savings or generate other charges or losses. During the first quarter of 2018, we received information regarding the potential fair value of our Nutritional Supplements business that we concluded should be considered when determining if impairments of our long-lived assets, including goodwill, had occurred.  Consequently, we performed interim impairment testing to determine whether our long-lived assets, including goodwill, associated with our Nutritional Supplements segment were impaired. As a result of our testing, we recorded non-cash asset impairment charges totaling $32.0 million ($19.6 million after tax), consisting of $6.0 million ($3.7 million after tax) to the segment’s indefinite-lived trademarks, and $26.0 million ($15.9 million after tax) to the segment’s goodwill.

The fair values used in our impairment tests were determined using a weighted average of various valuation methods including estimated future discounted cash flows and using other market data. The valuation techniques utilized assumptions we believed to be appropriate in the circumstances; however, future circumstances attributable to a strategic change in the Nutritional Supplements segment, such as those mentioned in previous paragraph, could result in changes to those assumptions and other charges or losses relating to the segment may be recorded and could be material. For example, if we determine that a divestiture is the probable outcome of our strategic review, we expect to perform additional impairment tests with updated assumptions. We are unable to project what, if any, expense, charges or losses will be in future periods.

Foreign Currency Exchange Rate Fluctuations

Due to the nature of our operations, we have exposure to the impact of fluctuations in exchange rates from transactions that are denominated in a currency other than our reporting currency (the U.S. Dollar). The most significant currencies affecting our operating results are the British Pound, Euro, Canadian Dollar, and Mexican Peso. For the three months ended May 31, 2017, the impact of net foreign currency exchange rate fluctuations negatively impacted our consolidated U.S. dollar reported net sales revenue by approximately $2.2 million. Over the last three fiscal years, these currencies have been generally weakening against the U.S. Dollar. Although the foreign currencies referred to above generally strengthened toward the end of the fiscal quarter, weighted average exchange rates for the three months ended May 31, 2017 were still unfavorable compared to the same period last year.

Consumer Spending and Changes in Shopping Preferences

Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy, as approximately 81%, 80% and 79% of our consolidated net sales were from U.S. shipments in fiscal 2017, 2016 and 2015, respectively. Additionally, the shift in consumer shopping preferences to online or multichannel shopping experiences has shifted the concentration of our sales. For fiscal 2017, 2016 and 2015, our net sales to customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 13%, 10% and 9%, respectively, of our total consolidated net sales revenue for each fiscal year and grew over 30% in fiscal 2017. For the first quarter of fiscal 2018, our net sales to customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 13.6% of our total consolidated net sales revenue and grew approximately 30% compared to the same period last year. With the continued growth in online sales across the retail landscape, many brick and mortar retailers are aggressively looking for ways to improve their customer delivery capabilities to be able to meet customer expectations. As a result, it will become increasingly important for us to leverage our distribution capabilities in order to meet the changing demands of our customers, as well as to increase our online capabilities to support our direct-to-consumer sales channels and online channel sales by our retail customers.

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

First Quarter Fiscal 2018 Financial Results

•	Consolidated net sales revenue increased 3.4%, or $11.7 million, to $359.6 million for the three months ended May 31, 2017, compared to $347.9 million for the same period last year.
•

Consolidated operating loss was $3.2 million for the three months ended May 31, 2017, compared to operating income of $22.9 million in the same period last year. Consolidated operating loss for the three months ended May 31, 2017 includes pre-tax non-cash impairment charges of $36.0 million, compared to $7.4 million in the same period last year.

•

Consolidated adjusted operating income decreased 4.4%, or $1.9 million, to $42.6 million for the three months ended May 31, 2017, compared to $44.6 million in the same period last year. Consolidated adjusted operating margin decreased 0.9 percentage points to 11.9% of consolidated net sales revenue in the three months ended May 31, 2017, compared to 12.8% in the same period last year.

•

Net income was $5.9 million for the three months ended May 31, 2017, compared to $19.0 million for the same period last year. Diluted EPS decreased to $0.22 in the three months ended May 31, 2017, compared to $0.68 in the same period last year.

•

Adjusted income increased 4.3% to $37.4 million in the three months ended May 31, 2017, compared to $35.9 million in the same period last year. Adjusted diluted EPS increased 7.9% to $1.37 in the three months ended May 31, 2017, compared to $1.27 in the same period last year.

Adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS as discussed above and on the pages that follow are non‐GAAP financial measures as contemplated by SEC Regulation G, Rule 100. These measures are discussed further, and reconciled to their applicable GAAP‐based measures, on pages 25 through 29.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change and as a percentage of net sales revenue. We will refer to this table in the discussion of results of operations which follows:

	Three Months Ended May 31,				% of Sales Revenue, net
(In thousands)	2017	2016	$ Change	% Change	2017	2016
Sales revenue by segment, net
Housewares (1)	$98,428	$84,603	$13,825	16.3%	27.4%	24.3%
Health & Home	150,266	146,355	3,911	2.7%	41.8%	42.1%
Nutritional Supplements	31,619	35,940	(4,321)	(12.0)%	8.8%	10.3%
Beauty	79,292	81,040	(1,748)	(2.2)%	22.0%	23.3%
Total sales revenue, net	359,605	347,938	11,667	3.4%	100.0%	100.0%
Cost of goods sold	203,156	195,511	7,645	3.9%	56.5%	56.2%
Gross profit	156,449	152,427	4,022	2.6%	43.5%	43.8%
Selling, general and administrative expense	123,683	122,129	1,554	1.3%	34.4%	35.1%
Asset impairment charges	36,000	7,400	28,600	*	10.0%	2.1%
Operating income (loss)	(3,234)	22,898	(26,132)	(114.1)%	(0.9)%	6.6%
Nonoperating income, net	166	149	17	11.4%	-%	-%
Interest expense	(3,839)	(3,651)	(188)	5.1%	(1.1)%	(1.0)%
Total other expense	(3,673)	(3,502)	(171)	4.9%	(1.0)%	(1.0)%
Income (loss) before income taxes	(6,907)	19,396	(26,303)	(135.6)%	(1.9)%	5.6%
Income tax expense (benefit)	(12,775)	370	(13,145)	*	(3.6)%	0.1%
Net income	$5,868	$19,026	$(13,158)	(69.2)%	1.6%	5.5%

(1)	The three months ended May 31, 2017 includes approximately one-half month of incremental operating results from Hydro Flask, which was acquired on March 18, 2016.

* Calculation is not meaningful

Comparison of First Quarter Fiscal 2018 to First Quarter Fiscal 2017

Consolidated and Segment Net Sales

The following table summarizes the impact that core business, foreign exchange and acquisitions had on our net sales revenue by segment:

	Three Months Ended May 31,
(in thousands)	Housewares (1)	Health & Home	Nutritional Supplements	Beauty	Total
First quarter fiscal 2017 sales revenues, net	$84,603	$146,355	$35,940	$81,040	$347,938
Core business	8,165	5,017	(4,321)	(1,117)	7,744
Impact of foreign currency	(488)	(1,106)	-	(631)	(2,225)
Acquisitions	6,148	-	-	-	6,148
Change in sales revenue, net	13,825	3,911	(4,321)	(1,748)	11,667
First quarter fiscal 2018 sales revenues, net	$98,428	$150,266	$31,619	$79,292	$359,605

Total net sales revenue growth	16.3%	2.7%	(12.0)%	(2.2)%	3.4%
Core business	9.7%	3.4%	(12.0)%	(1.4)%	2.2%
Impact of foreign currency	(0.6)%	(0.8)%	0.0%	(0.8)%	(0.6)%
Acquisitions	7.3%	0.0%	0.0%	0.0%	1.8%

(1)	Includes approximately one-half month of incremental operating results from Hydro Flask, which was acquired on March 18, 2016.

In the above table, core business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand is acquired, excluding the impact that foreign currency had on reported net sales. Net sales revenue from internally developed brands or product lines is considered core business activity.

Consolidated Net Sales Revenue

Consolidated net sales revenue increased $11.7 million, or 3.4%, to $359.6 million for the three months ended May 31, 2017, compared to $347.9 million for the same period last year. The change was primarily driven by:

•	a core business increase of $7.7 million, or 2.2%, primarily due to:

o	new product introductions, strong online customer growth, incremental distribution and growth in international sales, partially offset by:

o	a decline in the Nutritional Supplements segment of $4.3 million, or 12.0%;

o	declines in our personal care category sales;

o	the impact of lower store traffic and soft consumer spending at traditional brick and mortar retail; and

•	growth from acquisitions of $6.1 million, or 1.8%.

These factors were partially offset by the unfavorable impact from foreign currency fluctuations of approximately $2.2 million, or 0.6%.

Segment Net Sales Revenue

Housewares

Net sales revenue in the Housewares segment increased $13.8 million, or 16.3%, to $98.4 million for the three months ended May 31, 2017, compared to $84.6 million for same period last year. The change was primarily due to:

•	a core business increase of $8.2 million, or 9.7%, driven by growth in online sales and new product introductions for both Hydro Flask and OXO brands, and expanded international distribution; and

•	growth from acquisitions of $6.1 million, or 7.3%, representing an incremental half month of operating results from Hydro Flask, compared to the same period last year.

These factors were partially offset by:

•	lower promotional programs in the club channel;
•	a reduction in the kitchen electrics product line offerings; and
•	the unfavorable impact of net foreign currency fluctuations of approximately $0.5 million, or 0.6%.

Health & Home

Net sales revenue in the Health & Home segment increased $3.9 million, or 2.7%, to $150.3 million for the three months ended May 31, 2017, compared to $146.4 million for the same period last year. The change was primarily driven by a core business increase of $5.0 million, or 3.4%, primarily due to incremental distribution and shelf space gains with existing customers, as well as growth in international sales, partially offset by lower sales in certain categories due to unseasonal weather and the unfavorable impact of net foreign currency fluctuations of approximately $1.1 million, or 0.8%.

Nutritional Supplements

Net sales revenue in the Nutritional Supplements segment decreased $4.3 million, or 12.0%, to $31.6 million for the three months ended May 31, 2017, compared to $35.9 million for the same period last year. The change was primarily driven by a decline in auto-delivery revenue resulting primarily from the transition to new order management and customer relationship management systems; partially offset by increases in direct mail and third-party retail sales. The segment continues to implement a multi-year strategic transition from offline to online channels.

Beauty

Net sales revenue in the Beauty segment decreased $1.7 million, or 2.2%, to $79.3 million for the three months ended May 31, 2017, compared to $81.0 million for the same period last year.  The change was primarily driven by:

•	a core business decline of $1.1 million, or 1.4%, primarily from declines in the personal care category due to competitive conditions; and
•	the unfavorable impact of net foreign currency fluctuations of approximately $0.6 million, or 0.8%.

These factors were partially offset by solid growth in professional appliance sales, particularly to online retail customers.

Gross Profit Margin

Consolidated gross profit as a percentage of net sales revenue for the three months ended May 31, 2017 decreased 0.3 percentage points to 43.5%, compared to 43.8% for the same period last year. The decrease in consolidated gross profit margin was primarily due to:

•	higher overall promotional spending with customers; and
•	the unfavorable impact of net foreign currency fluctuations.

Selling, General and Administrative Expenses (“SG&A”)

Our consolidated SG&A ratio, defined as consolidated SG&A expense as a percent of consolidated net sales, decreased 0.7 percentage points to 34.4% for the three months ended May 31, 2017, compared to 35.1% for the same period last year. The decrease in consolidated SG&A ratio was primarily due to:



•	the favorable comparative impact of a $1.5 million patent litigation charge in the same period last year;
•	lower share-based compensation expense;
•	lower license royalty expense; and
•	improved distribution and logistics efficiency and lower outbound freight expense.

These factors were partially offset by higher overall marketing, advertising and new product development expense in support of our Leadership Brands.

Asset Impairment Charges

As previously discussed under the heading “Significant Trends Impacting the Business”, we performed interim impairment testing in the first quarter of fiscal 2018 in connection with our continuing evaluation of strategic alternatives for the Nutritional Supplements segment. As a result of our testing, we recorded non-cash asset impairment charges totaling $32.0 million ($19.6 million after tax), consisting of $6.0 million ($3.7 million after tax) to the segment’s indefinite-lived trademarks, and $26.0 million ($15.9 million after tax) to the segment’s goodwill.

We also performed interim impairment testing in the first quarter of fiscal 2018 for a certain brand in our Beauty segment as a result of a revised financial projection. As a result of our testing, we recorded a non-cash impairment charge of $4.0 million ($3.5 million after tax).

Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment

In order to provide a better understanding of the comparative impact of certain items on operating income, the tables that follow report the comparative before tax impact of non‐cash asset impairment charges, patent litigation charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods covered below.

	Three Months Ended May 31, 2017
(In thousands)	Housewares (5)		Health & Home		Nutritional Supplements		Beauty		Total
Operating income (loss), as reported (GAAP)	$18,106	18.4%	$14,560	9.7%	$(34,599)	(109.4)%	$(1,301)	(1.6)%	$(3,234)	(0.9)%
Asset impairment charges (1)	-	-%	-	-%	32,000	101.2%	4,000	5.0%	36,000	10.0%
Subtotal	18,106	18.4%	14,560	9.7%	(2,599)	(8.2)%	2,699	3.4%	32,766	9.1%
Amortization of intangible assets (3)	644	0.7%	2,786	1.9%	1,838	5.8%	1,417	1.8%	6,685	1.9%
Non-cash share-based compensation (4)	1,024	1.0%	1,080	0.7%	181	0.6%	906	1.1%	3,191	0.9%
Adjusted operating income (loss)(non-GAAP)	$19,774	20.1%	$18,426	12.3%	$(580)	(1.8)%	$5,022	6.3%	$42,642	11.9%

	Three Months Ended May 31, 2016
	Housewares		Health & Home		Nutritional Supplements		Beauty		Total
Operating income (loss), as reported (GAAP)	$15,500	18.3%	$9,604	6.6%	$(5,272)	(14.7)%	$3,066	3.8%	$22,898	6.6%
Asset impairment charges (1)	-	-%	-	-%	5,000	13.9%	2,400	3.0%	7,400	2.1%
Patent litigation charge (2)	-	-%	1,468	1.0%	-	-%	-	-%	1,468	0.4%
Subtotal	15,500	18.3%	11,072	7.6%	(272)	(0.8)%	5,466	6.7%	31,766	9.1%
Amortization of intangible assets (3)	657	0.8%	3,538	2.4%	1,571	4.4%	1,438	1.8%	7,204	2.1%
Non-cash share-based compensation (4)	1,028	1.2%	1,910	1.3%	1,032	2.9%	1,644	2.0%	5,614	1.6%
Adjusted operating income (non-GAAP)	$17,185	20.3%	$16,520	11.3%	$2,331	6.5%	$8,548	10.5%	$44,584	12.8%

In the tables above, footnote references (1) to (4) correspond to the notes beginning on page 29 under the heading entitled “Net Income, EPS, Adjusted Income (non-GAAP)and Adjusted EPS (non-GAAP).” Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as set forth in SEC Regulation G, Rule 100. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures, is furnished beginning on page 29.

(5)	Includes approximately one-half month of incremental operating results from Hydro Flask, which was acquired on March 18, 2016.

Consolidated

Consolidated operating loss was $3.2 million, or (0.9%) of net sales, compared to $22.9 million, or 6.6% of net sales, for the same period last year. The three months ended May 31, 2017 includes pre-tax non-cash asset impairment charges totaling $36.0 million ($23.1 million after tax), compared to $7.4 million ($5.1 million after tax) in the same period last year, which unfavorably impacted the year-over-year comparison of operating margin by 7.9 percentage points. The remaining increase in consolidated operating margin primarily reflects:

•	a higher mix of housewares sales at higher operating margins;
•	lower share-based compensation expense;
•	lower license royalty expense;
•	the comparative impact of a patent litigation charge of $1.5 million in the same period last year; and
•	improved distribution and logistics efficiency and lower outbound freight costs.

These factors were partially offset by:

•	lower operating leverage in the Nutritional Supplements and Beauty segments;
•	higher marketing, advertising and new product development expense in support of our Leadership Brands; and

•	the unfavorable impact from foreign currency fluctuations.

Consolidated adjusted operating income was $42.6 million, or 11.9% of net sales, compared to $44.6 million, or 12.8% of net sales, in the same period last year.

Housewares

The Housewares segment’s operating income was $18.1 million, or 18.4% of net sales, compared to $15.5 million, or 18.3% of net sales, for the same period last year. The 0.1 percentage point increase in segment operating margin is primarily due to growth in the Hydro Flask business, partially offset by:

•	higher marketing, advertising and new product development expense; and
•	the unfavorable impact of foreign currency fluctuations.

Segment adjusted operating income increased 15.1% to $19.8 million, or 20.1% of segment net sales, compared to $17.2 million, or 20.3% of segment net sales, in the same period last year.

Health & Home

The Health & Home segment’s operating income was $14.6 million, or 9.7% of segment net sales, compared to $9.6 million, or 6.6% of segment net sales, in the same period last year. The 3.1 percentage point increase in segment operating margin is primarily due to:

•	lower royalty expense;
•	the comparative impact of a $1.5 million patent litigation charge in the same period last year;
•	lower share-based compensation expense;
•	improved distribution and logistics efficiency and lower outbound freight costs; and
•	lower legal fee expense.

These factors were partially offset by:

•	an increase in new product development expense; and
•	the unfavorable impact of foreign currency fluctuations.

Segment adjusted operating income increased 11.5% to $18.4 million, or 12.3% of segment net sales, compared to $16.5 million, or 11.3% of segment net sales, in the same period last year.

Nutritional Supplements

The Nutritional Supplements segment’s operating loss was $34.6 million for the three months ended May 31, 2017, compared to an operating loss of $5.3 million in the same period last year. The increase in the segment operating loss is primarily due to:

•

the comparative impact of pre-tax non-cash asset impairment charges of $32.0 million recorded during the three months ended May 31, 2017, compared to $5.0 million recorded in the same period last year;

•	the net sales decline and its unfavorable impact on operating leverage; and
•	higher promotion, advertising and customer acquisition costs.

These factors were partially offset by lower personnel expense.

Segment adjusted operating loss was $0.6 million compared to segment adjusted operating income of $2.3 million in the same period last year.

Beauty

The Beauty segment’s operating loss was $1.3 million for the three months ended May 31, 2017, compared to operating income of $3.1 million in the same period last year. The three months ended May 31, 2017 includes a non-cash asset impairment charge of $4.0 million, compared to $2.4 million in the same period last year. The remaining decrease in operating income is primarily due to:

•	the net sales decline in the personal care category and its unfavorable impact on sales mix and operating leverage;
•	higher marketing and advertising expense; and
•	the unfavorable impact of foreign currency fluctuations.

Segment adjusted operating income decreased 41.2% to $5.0 million, or 6.3% of segment net sales, compared to $8.5 million, or 10.5% of segment net sales, in the same period last year.

Interest Expense

Interest expense was $3.8 million for the three months ended May 31, 2017 compared to $3.7 million in the same period last year.  The increase in interest expense is due to higher overall average interest rates partially offset by lower average levels of debt held during the three months ended May 31, 2017.

Income Tax Expense

The year-over-year comparison of our effective tax rates is  impacted by the mix of taxable income in our various tax jurisdictions. Due to our organization in Bermuda and the ownership structure of our foreign subsidiaries, many of which are not owned directly or indirectly by a U.S. parent company, an immaterial amount of our foreign income is subject to U.S. taxation on a permanent basis under current law. Additionally, our intellectual property is largely owned by our foreign subsidiaries, resulting in proportionally higher earnings in jurisdictions with lower statutory tax rates, which decreases our overall effective tax rate.

Income taxes for the three months ended May 31, 2017 provided a benefit of $12.8 million, compared to tax expense of $0.4 million for the same period last year.  Income taxes for the three months ended May 31, 2017 includes a $12.9 million benefit associated with impairment charges, a $2.5 million benefit from the recognition of excess tax benefits from share-based compensation settlements and exercises and a $0.6 million benefit from the lapse of the statute of limitations related to an uncertain tax position. Income taxes for the three months ended May 31, 2016 includes a $1.1 million tax benefit from the recognition of excess tax benefits from share-based compensation settlements and exercises and a $1.4 million benefit from the resolution of an uncertain tax position.

Net Income, EPS, Adjusted Income (non-GAAP), and Adjusted EPS (non-GAAP)

In order to provide a better understanding of the impact of certain items on our net income and EPS, the analysis that follows reports the comparative after tax impact of non‐cash asset impairment charges, patent litigation charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on our net income, and basic and diluted EPS for the periods covered below.

	Three Months Ended May 31,		Basic EPS		Diluted EPS
(in thousands, except per share data)	2017	2016	2017	2016	2017	2016
Net income as reported (GAAP)	$5,868	$19,026	$0.22	$0.69	$0.22	$0.68
Asset impairment charges, net of tax (1)	23,128	5,097	0.85	0.18	0.85	0.18
Patent litigation charge, net of tax (2)	-	1,464	-	0.05	-	0.05
Subtotal	28,996	25,587	1.07	0.92	1.06	0.91
Amortization of intangible assets, net of tax (3)	5,742	6,202	0.21	0.22	0.21	0.22
Non-cash share-based compensation, net of tax (4)	2,701	4,093	0.10	0.15	0.10	0.15
Adjusted income (non-GAAP)	$37,439	$35,882	$1.38	$1.29	$1.37	$1.27

Weighted average shares of common stock used in computing basic and diluted EPS			27,076	27,773	27,245	28,147

(1)Includes non-cash intangible asset impairment charges for the three months ended May 31, 2017 and 2016 of $36.0 million ($23.1 million after tax) and $7.4 million ($5.1 million after tax), respectively.

(2)Includes a patent litigation charge for the three months ended May 31, 2016 of $1.5 million (before and after tax).

(3)	Includes amortization of intangible assets for the three months ended May 31, 2017 and 2016 of $6.7 million ($5.7 million after tax) and $7.2 million ($6.2 million after tax), respectively.

(4)	Includes non-cash share-based compensation for the three months ended May 31, 2017 and 2016 of $3.2 million ($2.7 million after tax) and $5.6 million ($4.1 million after tax), respectively.

Our net income was $5.9 million for the three months ended May 31, 2017 compared to $19.0 million for the same period last year. Our diluted earnings per share decreased to $0.22 for the three months ended May 31, 2017 compared to $0.68 for the same period last year.

Adjusted income increased $1.6 million, or 4.3%, for the three months ended May 31, 2017 compared to the same period last year. Adjusted diluted EPS was $1.37 for the three months ended May 31, 2017 compared to $1.27 for the same period last year. Adjusted diluted EPS increased primarily due to the impact of higher earnings and lower weighted average diluted shares outstanding for the three months ended May 31, 2017 compared to the same period last year.

The tables referred to beginning on pages 25 and 28 under the headings “Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP) and Adjusted Operating Margin (non-GAAP) by Segment” and “Net Income, EPS, Adjusted Income (non-GAAP), and Adjusted EPS (non-GAAP),” respectively report operating income, operating margin, net income and EPS without the impact of non-cash asset impairment charges, patent litigation charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The preceding table reconciles these measures to their corresponding GAAP-based measures presented in our consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income and adjusted EPS provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges on net income and earnings per share. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance with our competitors. We further believe that including the excluded charges would not accurately reflect the underlying performance of our continuing operations for the period in which the charges are incurred, even though such charges may be incurred and reflected in our GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income and adjusted EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information.

Financial Condition, Liquidity and Capital Resources

Selected measures of our liquidity and capital resources are shown for the periods below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL UTILIZATION

	Three Months Ended May 31,
	2017	2016
Accounts Receivable Turnover (Days) (1)	54.4	54.1
Inventory Turnover (Times) (1)	2.8	2.8
Working Capital (in thousands)	$260,346	$283,023
Current Ratio	1.9:1	2.0:1
Ending Debt to Ending Equity Ratio	44.3%	61.4%
Return on Average Equity (1) (2)	12.8%	10.6%

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

(2)

Net income and average equity reported above include the twelve month trailing impacts, after tax, of non-cash asset impairment charges and patent litigation charges, as applicable to each period. For the periods reported above, these items had an unfavorable impact of 3.1 and 5.1 percentage points, respectively, on the return on average equity.

Operating Activities

Operating activities provided $41.7 million of cash during each of the three months ended May 31, 2017 and 2016.

Accounts receivable decreased $22.1 million, to $207.8 million as of May 31, 2017, compared to $229.9 million at the end of fiscal year 2017. Accounts receivable turnover was 54.4 days at  May 31, 2017, compared to 54.1 days for the same period last year.

Inventory increased $22.9 million, to $312.0 million as of May 31, 2017, compared to $289.1 million at the end of fiscal year 2017. Inventory turnover was 2.8 times at both May 31, 2017 and 2016.

Working capital was $260.3 million at May 31, 2017, compared to $283.0 million at May 31, 2016 and our current ratio was 1.9:1 at May 31, 2017, compared to 2.0:1 as of May 31, 2016.

Investing Activities

Investing activities used $13.0 million of cash during the three months ended May 31, 2017. We spent $3.6 million on computers, furniture and other equipment and $1.2 million on tools, molds and other capital asset additions.

Financing Activities

Financing activities used $35.3 million of cash during the three months ended May 31, 2017. Highlights of those activities follow:

•	we had draws of $131.2 million against our credit agreement;

•	we repaid $157.6 million drawn against our credit agreement;

•	we repaid $5.7 million of our long-term debt;

•	employees exercised options to purchase 76,593 shares of common stock, providing $3.6 million of cash; and

•	we paid $6.8 million in tax obligations resulting from cashless share award settlements.

Credit and Other Debt Agreements

Credit Agreement

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1 billion as of May 31, 2017. The commitment under the Credit Agreement terminates on December 7, 2021. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. As of May 31, 2017, the outstanding revolving loan principal balance was $414.3 million and the balance of outstanding letters of credit was $1.5 million. As of May 31, 2017, the amount available for borrowings under the Credit Agreement was $584.2 million. Covenants in our debt agreements limit the amount of total indebtedness we can incur. As of May 31, 2017, these covenants effectively limited our ability to incur more than $309.8 million of additional debt from all sources, including our Credit Agreement.

Other Debt Agreements

In addition to the Credit Agreement, at May 31, 2017, we had an aggregate principal balance of $20 million of 3.9% Senior Notes due January 2018 with one remaining installment due in January 2018.

We also have an aggregate principal balance of $24.3 million under a loan agreement with the Mississippi Business Finance Corporation (the “MBFC Loan”). The borrowings were used to fund construction of our Olive Branch, Mississippi distribution facility. The remaining loan balance is payable as follows: $1.9 million annually on March 1, 2018 through 2022; and $14.8 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

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

The table below provides the formulas currently in effect for certain key financial covenants as defined under our debt agreements:

Applicable Financial Covenant	Credit Agreement and MBFC Loan	3.9% Senior Notes

$500 Million
Minimum Consolidated Net Worth	None	+
25% of Fiscal Quarter Net Earnings
After August 31, 2010 (1)

	EBIT (2)	EBIT (2)
	÷	÷
Interest Coverage Ratio	Interest Expense (2)	Interest Expense (2)

	Minimum Required: 3.00 to 1.00	Minimum Required: 2.50 to 1.00

	Total Current and Long Term Debt (3)	Total Current and Long Term Debt (3)
	÷	÷
Maximum Leverage Ratio	[EBITDA (2) + Pro Forma Effect of Acquisitions]	[EBITDA (2) + Pro Forma Effect of Acquisitions]

	Maximum Currently Allowed: 3.25 to 1.00	Maximum Allowed: 3.25 to 1.00

Key Definitions:

EBIT:	Earnings Before Non-Cash Charges, Interest Expense and Taxes

EBITDA:	EBIT + Depreciation and Amortization Expense + Share Based Compensation

Pro Forma Effect of Acquisitions:	For any acquisition, pre-acquisition EBITDA of the acquired business is included so that the EBITDA of the acquired business included in the computation equals its twelve month trailing total.

Notes:

(1) Excluding any fiscal quarter net losses.

(2) Computed using totals for the latest reported four consecutive fiscal quarters.

(3) Computed using the ending balances as of the latest reported fiscal quarter.

Contractual obligations

Our contractual obligations and commercial commitments in effect as of May 31, 2017, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF MAY:

		2018	2019	2020	2021	2022	After
(in thousands)	Total	1 year	2 years	3 years	4 years	5 years	5 years
Fixed rate debt	$20,000	$20,000	$-	$-	$-	$-	$-
Floating rate debt	438,607	1,900	1,900	1,900	1,900	416,200	14,807
Long-term incentive plan payouts	7,897	4,177	3,047	673	-	-	-
Interest on fixed rate debt	481	481	-	-	-	-	-
Interest on floating rate debt (1)	51,644	11,405	11,357	11,308	11,260	6,034	280
Open purchase orders	210,672	210,672	-	-	-	-	-
Long-term purchase commitments	621	469	152	-	-	-	-
Minimum royalty payments	60,404	12,600	12,629	13,004	9,588	8,950	3,633
Advertising and promotional	56,338	22,080	7,200	7,085	7,393	7,354	5,226
Operating leases	35,450	6,439	5,461	4,407	3,995	3,772	11,376
Capital spending commitments	830	830	-	-	-	-	-
Total contractual obligations (2)	$882,944	$291,053	$41,746	$38,377	$34,136	$442,310	$35,322

(1)

We estimate our future obligations for interest on our floating rate debt by assuming the weighted average interest rates in effect on each floating rate debt obligation at May 31, 2017 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, for the Credit Agreement, we assume that the balance outstanding as of May 31, 2017 remains the same for the remaining term of the agreement. The actual balance outstanding under our Credit Agreement may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations.

(2)

In addition to the contractual obligations and commercial commitments in the table above, as of May 31, 2017, we have recorded total provisions for our uncertain tax positions totaling $6.0 million. We are unable to reliably estimate the timing of most of the future payments, if any, related to uncertain tax positions. Therefore, we have excluded these tax liabilities from the table above.

Off-Balance Sheet Arrangements

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs

Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements. We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we continue to evaluate acquisition opportunities on a regular basis. We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition. We may also elect to repurchase additional shares of common stock up to the balance of its current authorization over the next three fiscal years, subject to limitations contained in its debt agreements and based upon its assessment of a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions, financial conditions, any applicable contractual limitations and other factors, including alternative investment opportunities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended February 28, 2017.  Additional information regarding risk management activities can be found in Note 13 to the accompanying consolidated condensed financial statements.

Information Regarding Forward-Looking Statements

Certain written and oral statements in this Form 10-Q may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the Securities and Exchange Commission (the "SEC"), in press releases, and in certain other oral and written presentations. Generally, the words "anticipates", "believes", "expects", "plans", "may", "will", "should", "seeks", "estimates", "project", "predict", "potential", "continue", "intends", and other similar words identify forward-looking statements. All statements that address operating results, events or developments that may occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct. Forward-looking statements are subject to risks that could cause them to differ materially from actual results. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We believe that these risks include but are not limited to the risks described in this report under Item 1A., “Risk Factors” and that are otherwise described from time to time in our SEC reports as filed. As described later in this report, such risks, uncertainties and other important factors include, among others:

•	our ability to deliver products to our customers in a timely manner and according to their fulfillment standards;

•	the costs of complying with the business demands and requirements of large sophisticated customers;

•	our relationship with key customers and licensors;

•	our dependence on the strength of retail economies and vulnerabilities to any prolonged economic downturn;

•	our dependence on sales to several large customers and the risk associated with any loss or substantial decline in sales to top customers;

•

expectations regarding our recent and future acquisitions or divestitures, including our ability to realize anticipated cost savings, synergies and other benefits along with our ability to effectively integrate acquired businesses or separate divested businesses;

•	circumstances which may contribute to future impairment of goodwill, intangible or other long-lived assets;

•	the retention and recruitment of key personnel;

•	foreign currency exchange rate fluctuations;

•	disruptions in U.S., U.K., Euro zone, and other international credit markets;

•	risks associated with weather conditions, the duration and severity of the cold and flu season and other related factors;

•

our dependence on foreign sources of supply and foreign manufacturing, and associated operational risks including, but not limited to, long lead times, consistent local labor availability and capacity, and timely availability of sufficient shipping carrier capacity;

•	risks to the Nutritional Supplements segment associated with the availability, purity and integrity of materials used in the manufacture of vitamins, minerals and supplements;

•	the impact of changing costs of raw materials, labor and energy on cost of goods sold and certain operating expenses;

•	the geographic concentration and peak season capacity of certain U.S. distribution facilities increases our exposure to significant shipping disruptions and added shipping and storage costs;

•	our projections of product demand, sales, and net income are highly subjective in nature and future sales and net income could vary in a material amount from such projections;

•	the risks associated with the use of trademarks licensed from and to third parties;

•	our ability to develop and introduce a continuing stream of new products to meet changing consumer preferences;

•	increased product liability and reputational risks associated with the formulation and distribution of vitamins, minerals and supplements;

•	the risks associated with adverse publicity and negative public perception regarding the use of vitamins, minerals and supplements;

•	trade barriers, exchange controls, expropriations, and other risks associated with U.S. and foreign operations;

•	the risks to our liquidity as a result of changes to capital market conditions and other constraints or events that impose constraints on our cash resources and ability to operate our business;

•	the costs, complexity and challenges of upgrading and managing our global information systems;

•	the risks associated with information security breaches;

•	the increased complexity of compliance with a number of new government regulations covering vitamins, minerals and supplements;

•	the risks associated with product recalls, product liability, other claims, and related litigation against us;

•	the risks associated with tax positions, tax audits and related disputes with taxing authorities;

•

the risk of potential changes in laws in the U.S. or abroad, including tax laws, regulations or treaties, employment and health insurance laws and regulations, and laws relating to environmental policy, financial regulation, transportation policy and infrastructure policy along with the costs and complexities of compliance with such laws; and

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2017. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of May 31, 2017, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our fiscal quarter ended May 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

The ownership of our common stock involves a number of risks and uncertainties. When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, Item 1A. “Risk Factors” of our annual report on Form 10-K for the fiscal year ended February 28, 2017. Since the filing of our annual report on Form 10-K, there have been no material changes in our risk factors from those disclosed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On May 10, 2017, our Board of Directors authorized the repurchase of up to $400 million of our outstanding common stock. The new authorization is effective for a period of three years and replaced our existing repurchase authorization of which approximately $82 million remained. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. As of May 31, 2017, our repurchase authorization allowed for the purchase of $394.3 million of common stock.

Our current equity-based compensation plans include provisions that allow for the “net exercise” of share settled awards by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. Net exercises are accounted for as a purchase and retirement of shares.

The following table summarizes our share repurchase activity for the periods shown:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED MAY 31, 2017

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
March 1 through March 31, 2017	11,006	$98.43	11,006	$82,344
April 1 through April 30, 2017	-	-	-	82,344
May 1 through May 31, 2017	59,701	95.55	59,701	394,299
Total	70,707	$95.99	70,707

n

ITEM 6.	EXHIBITS

	(a)	Exhibits

		31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32**	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		101.INS *	XBRL Instance Document
		101.SCH *	XBRL Taxonomy Extension Schema
		101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
		101.DEF *	XBRL Taxonomy Extension Definition Linkbase
		101.LAB *	XBRL Taxonomy Extension Label Linkbase
		101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date: July 10, 2017	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date: July 10, 2017	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer
and Principal Financial Officer

Date: July 10, 2017	/s/ Richard J. Oppenheim
Richard J. Oppenheim
Vice President and Principal Accounting Officer

Index to Exhibits

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Joint Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.