Form 10-Q
period 2017-08-31
HELEN OF TROY LTD
filed 2017-10-10
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

or

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

Yes ☐     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 4, 2017
Common Shares, $0.10 par value, per share	27,266,562 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

FORM 10‐Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (Unaudited)

	August 31,	February 28,
(in thousands, except shares and par value)	2017	2017
Assets
Assets, current:
Cash and cash equivalents	$13,720	$23,087
Receivables - principally trade, less allowances of $10,300 and $5,656	238,421	229,928
Inventory	325,562	289,122
Prepaid expenses and other current assets	14,999	11,699
Income taxes receivable	-	2,242
Total assets, current	592,702	556,078

Property and equipment, net of accumulated depreciation of $114,327 and $106,561	134,672	134,935
Goodwill	672,929	698,929
Other intangible assets, net of accumulated amortization of $178,522 and $165,388	386,856	419,489
Deferred tax assets, net	8,809	1,955
Other assets, net of accumulated amortization of $1,976 and $1,930	2,519	1,710
Total assets	$1,798,487	$1,813,096

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$136,225	$111,763
Accrued expenses and other current liabilities	147,283	153,200
Income taxes payable	8,484	-
Long-term debt, current maturities	20,789	24,404
Total liabilities, current	312,781	289,367

Long-term debt, excluding current maturities	423,477	461,211
Deferred tax liabilities, net	7,030	20,091
Other liabilities, noncurrent	17,860	21,661
Total liabilities	761,148	792,330

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 27,262,549 and 27,028,665 shares
issued and outstanding	2,726	2,703
Additional paid in capital	224,689	218,760
Accumulated other comprehensive income (loss)	(2,947)	1,173
Retained earnings	812,871	798,130
Total stockholders' equity	1,037,339	1,020,766
Total liabilities and stockholders' equity	$1,798,487	$1,813,096

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Income (Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands, except per share data)	2017	2016	2017	2016
Sales revenue, net	$378,462	$368,170	$738,067	$716,108
Cost of goods sold	210,529	205,202	413,685	400,713
Gross profit	167,933	162,968	324,382	315,395

Selling, general and administrative expense ("SG&A")	129,755	125,481	253,438	247,610
Asset impairment charges	18,070	-	54,070	7,400
Operating income	20,108	37,487	16,874	60,385

Nonoperating income, net	81	88	247	237
Interest expense	(3,869)	(3,866)	(7,708)	(7,517)
Income before income taxes	16,320	33,709	9,413	53,105

Income tax expense (benefit):
Current	14,164	7,925	13,563	11,697
Deferred	(6,777)	(2,571)	(18,951)	(5,973)
Net income	$8,933	$28,355	$14,801	$47,381

Earnings per share:
Basic	$0.33	$1.02	$0.55	$1.70
Diluted	$0.33	$1.00	$0.54	$1.68

Weighted average shares of common stock used in
computing net earnings per share:
Basic	27,232	27,845	27,154	27,809
Diluted	27,401	28,224	27,323	28,185

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

	Three Months Ended August 31,
	2017			2016
	Before	Tax (Expense)	Net of	Before	Tax (Expense)	Net of
(in thousands)	Tax	Benefit	Tax	Tax	Benefit	Tax
Income	$16,320	$(7,387)	$8,933	$33,709	$(5,354)	$28,355
Cash flow hedge activity - foreign currency contracts
Changes in fair market value	(1,958)	484	(1,474)	1,289	(275)	1,014
Settlements reclassified to income	(578)	109	(469)	(141)	3	(138)
Total other comprehensive income (loss)	(2,536)	593	(1,943)	1,148	(272)	876
Comprehensive income	$13,784	$(6,794)	$6,990	$34,857	$(5,626)	$29,231

	Six Months Ended August 31,
	2017			2016
	Before	Tax (Expense)	Net of	Before	Tax (Expense)	Net of
(in thousands)	Tax	Benefit	Tax	Tax	Benefit	Tax
Income	$9,413	$5,388	$14,801	$53,105	$(5,724)	$47,381
Cash flow hedge activity - foreign currency contracts
Changes in fair market value	(4,203)	800	(3,403)	270	(42)	228
Settlements reclassified to income	(880)	163	(717)	17	(53)	(36)
Total other comprehensive income (loss)	(5,083)	963	(4,120)	287	(95)	192
Comprehensive income	$4,330	$6,351	$10,681	$53,392	$(5,819)	$47,573

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended August 31,
(in thousands)	2017	2016
Cash provided by operating activities:
Net income	$14,801	$47,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,602	22,098
Amortization of financing costs	650	583
Provision for doubtful receivables	2,020	886
Non-cash share-based compensation	6,479	8,758
Non-cash intangible asset impairment charges	54,070	7,400
Gain on the sale or disposal of property and equipment	(10)	(10)
Deferred income taxes and tax credits	(18,952)	(5,916)
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	(10,513)	1,632
Inventories	(36,440)	(9,408)
Prepaid expenses and other current assets	(4,730)	(3,986)
Other assets and liabilities, net	(2,550)	(3,870)
Accounts payable	24,497	24,788
Accrued expenses and other current liabilities	(9,513)	(4,246)
Accrued income taxes	8,588	(409)
Net cash provided by operating activities	49,999	85,681

Cash provided by investing activities:
Capital and intangible asset expenditures	(16,814)	(10,215)
Proceeds from the sale of property and equipment	13	32
Payments to acquire businesses, net of cash acquired	-	(209,258)
Net cash used in investing activities	(16,801)	(219,441)

Cash provided by financing activities:
Proceeds from line of credit	249,000	155,900
Repayment of line of credit	(285,300)	(224,000)
Repayment of long-term debt	(5,700)	(3,800)
Payment of financing costs	-	(36)
Proceeds from share issuances under share-based compensation plans	6,236	6,129
Payment of tax obligations resulting from cashless share award settlements	(6,801)	(424)
Net cash used in financing activities	(42,565)	(66,231)

Net decrease in cash and cash equivalents	(9,367)	(199,991)
Cash and cash equivalents, beginning balance	23,087	225,800
Cash and cash equivalents, ending balance	$13,720	$25,809

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

August 31, 2017

Note 1 - Basis of Presentation and Related Information

The accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2017 and February 28, 2017, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2017, and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

Note 2 – New Accounting Pronouncements

Not Yet Adopted

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This update amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU 2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. We do not expect the adoption of ASU 2017-09 to have a material effect on our consolidated financial position, results of operations and cash flows.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, issued as a new Topic, ASC Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We plan to adopt the new standard on March 1, 2018.  If changes in policy or practice are required, we can adopt either retrospectively or as a cumulative effect adjustment as of the date of adoption. We continue to make progress in our assessment and implementation of the new standard. Our implementation approach has included a survey of revenue recognition policies and practices across each of our global reporting units, and a detailed study of the various types of commercial arrangements that we have with our customers to assess conformance of our current accounting practices with the new standard.  While our completion of this assessment is ongoing, based on progress to date, we expect the new standard to primarily impact qualitative disclosure rather than materially effecting our accounting policies or practices. This is because our revenue is primarily generated from the sale of non-customized finished product to customers. Such sales contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. The accounting for these transactions is largely not impacted by the new standard.

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

Other Matters – We are involved in various other legal claims and proceedings in the normal course of operations, including from time to time inquiries and audits from various taxing authorities. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, although the estimation of certain loss contingencies inherently involves some amount of uncertainty.

Product Warranties –  Most of our products are under warranty against defects in material and workmanship for periods ranging from two to five years. We estimate our warranty accrual using our historical experience and believe that this is the most reliable method by which we can estimate our warranty liability. The following table summarizes the activity in our accrual for the periods shown:

ACCRUAL FOR WARRANTY RETURNS

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2017	2016	2017	2016
Beginning balance	$20,629	$18,981	$21,766	$20,622
Additions to the accrual	13,943	13,671	26,182	28,194
Reductions of the accrual - payments and credits issued	(12,478)	(13,193)	(25,854)	(29,357)
Ending balance	$22,094	$19,459	$22,094	$19,459

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

The following table presents our basic and diluted shares for the periods shown:

WEIGHTED AVERAGE DILUTED SECURITIES

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2017	2016	2017	2016
Weighted average shares outstanding, basic	27,232	27,845	27,154	27,809
Incremental shares from share-based payment arrangements	169	379	169	376
Weighted average shares outstanding, diluted	27,401	28,224	27,323	28,185

Dilutive securities, stock options	233	386	243	405
Dilutive securities, unvested or unsettled stock awards	141	324	110	329
Antidilutive securities	300	133	339	138

Note 5 – Segment Information

The following tables present segment information for the periods shown:

THREE MONTHS ENDED

(in thousands)			Nutritional
August 31, 2017	Housewares	Health & Home	Supplements	Beauty	Total
Sales revenue, net	$114,720	$147,861	$31,257	$84,624	$378,462
Asset impairment charges	-	-	18,070	-	18,070
Operating income (loss)	23,513	7,730	(20,293)	9,158	20,108
Capital and intangible asset expenditures	2,267	1,133	264	123	3,787
Depreciation and amortization	1,419	4,183	2,390	2,813	10,805

			Nutritional
August 31, 2016	Housewares	Health & Home	Supplements	Beauty	Total
Sales revenue, net	$105,976	$144,453	$33,112	$84,629	$368,170
Asset impairment charges	-	-	-	-	-
Operating income (loss)	24,233	9,397	(1,229)	5,086	37,487
Capital and intangible asset expenditures	2,249	845	545	1,422	5,061
Depreciation and amortization	1,442	5,284	2,174	2,242	11,142

SIX MONTHS ENDED

(in thousands)			Nutritional
August 31, 2017	Housewares (1)	Health & Home	Supplements	Beauty	Total
Sales revenue, net	$213,148	$298,127	$62,876	$163,916	$738,067
Asset impairment charges	-	-	50,070	4,000	54,070
Operating income (loss)	41,619	22,290	(54,892)	7,857	16,874
Capital and intangible asset expenditures	4,758	2,246	9,209	601	16,814
Depreciation and amortization	2,846	8,321	4,846	5,589	21,602

			Nutritional
August 31, 2016	Housewares (1)	Health & Home	Supplements	Beauty	Total
Sales revenue, net	$190,579	$290,808	$69,052	$165,669	$716,108
Asset impairment charges	-	-	5,000	2,400	7,400
Operating income (loss)	39,733	19,001	(6,501)	8,152	60,385
Capital and intangible asset expenditures	2,838	2,034	2,107	3,236	10,215
Depreciation and amortization	2,771	10,517	4,134	4,676	22,098

(1)	The six months ended August 31, 2017 includes a full six months of operating results for Hydro Flask compared to five and a half months for the six months ended August 31, 2016.

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

Note 6 – Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component and related tax effects for the  fiscal 2018 year-to-date are as follows:

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

(in thousands)	Unrealized Holding Gains (Losses) on Cash Flow Hedges (1)
Balance at February 28, 2017	$1,173
Other comprehensive income before reclassification	(4,203)
Amounts reclassified out of accumulated other comprehensive income	(880)
Tax effects	963
Other comprehensive income (loss)	(4,120)
Balance at August 31, 2017	$(2,947)

(1)

Represents activity associated with certain foreign currency contracts. Balances at August 31, 2017 and February 28, 2017 include net deferred tax benefits (expense) of $0.7 and ($0.2) million, respectively.

Note 7 – Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

	Estimated
	Useful Lives			August 31,	February 28,
(in thousands)	(Years)			2017	2017
Land		-		$12,800	$12,800
Building and improvements	3	-	40	109,055	109,026
Computer, furniture and other equipment	3	-	15	89,128	81,122
Tools, molds and other production equipment	1	-	10	32,650	31,157
Construction in progress		-		5,366	7,391
Property and equipment, gross				248,999	241,496
Less accumulated depreciation				(114,327)	(106,561)
Property and equipment, net				$134,672	$134,935

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	August 31,	February 28,
(in thousands)	2017	2017
Accrued compensation, benefits and payroll taxes	$22,543	$34,917
Accrued sales returns, discounts and allowances	27,034	27,377
Accrued warranty returns	22,094	21,766
Accrued advertising	24,390	23,747
Accrued legal fees and settlements	17,512	16,908
Accrued royalties	8,612	9,553
Accrued property, sales and other taxes	8,099	6,564
Accrued freight and duty	4,565	3,454
Accrued product liability	3,199	2,141
Derivative liabilities, current	3,643	47
Other	5,592	6,726
Total accrued expenses and other current liabilities	$147,283	$153,200

OTHER LIABILITIES, NONCURRENT

	August 31,	February 28,
(in thousands)	2017	2017
Deferred compensation liability	$4,956	$6,560
Liability for uncertain tax positions	4,473	6,611
Other liabilities	8,431	8,490
Total other liabilities, noncurrent	$17,860	$21,661

Note 8 – Goodwill and Intangible Assets

Impairments in Fiscal 2018 – We continue to evaluate strategic alternatives for our Nutritional Supplements segment, which could include a transaction to divest the business, further investments in the segment’s e-commerce platforms, further restructuring or realignment programs, and consolidating our operations and functions. We believe that over the longer-term, these alternatives are designed to enhance revenue growth and profitability; however, over the short-term, certain of these alternatives may have a disproportionate impact on our income relative to the cost savings or generate other charges or losses.

During the first quarter of fiscal 2018, we received information regarding the potential fair value of our Nutritional Supplements segment that we concluded should be considered when determining if impairments of our long-lived assets, including goodwill, had occurred.  Consequently, we performed interim impairment testing. As a result of our testing, we recorded pre-tax non-cash asset impairment charges totaling $32.0 million, consisting of $6.0 million to the segment’s indefinite-lived brand assets and $26.0 million to the segment’s goodwill.

During the second quarter of fiscal 2018, we performed additional impairment testing for our Nutritional Supplements segment due to a revised financial projection. As a result of our testing, we recorded pre-tax non-cash asset impairment charges totaling $18.1 million to the segment’s indefinite-lived brand assets.

The fair values used in our impairment tests were determined using a weighted average of various valuation methods including estimated future discounted cash flows and other market data. The valuation techniques utilized assumptions we believed to be appropriate in the circumstances; however, future circumstances attributable to a strategic change in the Nutritional Supplements segment could result in changes to those assumptions and other charges or losses relating to the segment may be recorded and could be material. For example, if we determine that a divestiture is the probable outcome of our strategic review, we may need to perform additional impairment tests that may include future offer values. We are unable to project the amount of any expense, charge or loss that may be incurred in future periods.

In our Beauty segment, we performed interim impairment testing in the first quarter of fiscal 2018 for a certain brand due to a revised financial projection. As a result of our testing, we recorded a pre-tax non-cash asset impairment charge of $4.0 million.

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

The following table summarizes the carrying amounts and associated accumulated amortization for all intangible assets by operating segment as of the end of the periods shown:

GOODWILL AND INTANGIBLE ASSETS

	August 31, 2017				February 28, 2017
	Gross	Cumulative			Gross	Cumulative
	Carrying	Goodwill	Accumulated	Net Book	Carrying	Goodwill	Accumulated	Net Book
(in thousands)	Amount	Impairments	Amortization	Value	Amount	Impairments	Amortization	Value
Housewares:
Goodwill	$282,056	$-	$-	$282,056	$282,056	$-	$-	$282,056
Trademarks - indefinite	134,200	-	-	134,200	134,200	-	-	134,200
Other intangibles - finite	40,613	-	(16,598)	24,015	40,393	-	(15,476)	24,917
Total Housewares	456,869	-	(16,598)	440,271	456,649	-	(15,476)	441,173

Health & Home:
Goodwill	284,913	-	-	284,913	284,913	-	-	284,913
Trademarks - indefinite	54,000	-	-	54,000	54,000	-	-	54,000
Licenses - finite	15,300	-	(15,300)	-	15,300	-	(15,300)	-
Licenses - indefinite	7,400	-	-	7,400	7,400	-	-	7,400
Other intangibles - finite	117,332	-	(71,603)	45,729	116,982	-	(66,027)	50,955
Total Health & Home	478,945	-	(86,903)	392,042	478,595	-	(81,327)	397,268

Nutritional Supplements:
Goodwill	96,609	(26,000)	-	70,609	96,609	-	-	96,609
Brand assets - indefinite	31,950	-	-	31,950	56,020	-	-	56,020
Other intangibles - finite	52,180	-	(20,324)	31,856	44,180	-	(16,715)	27,465
Total Nutritional Supplements	180,739	(26,000)	(20,324)	134,415	196,809	-	(16,715)	180,094

Beauty:
Goodwill	81,841	(46,490)	-	35,351	81,841	(46,490)	-	35,351
Trademarks - indefinite	41,854	-	-	41,854	45,854	-	-	45,854
Trademarks - finite	150	-	(95)	55	150	-	(92)	58
Licenses - indefinite	10,300	-	-	10,300	10,300	-	-	10,300
Licenses - finite	13,696	-	(12,008)	1,688	13,696	-	(11,849)	1,847
Other intangibles - finite	46,403	-	(42,594)	3,809	46,402	-	(39,929)	6,473
Total Beauty	194,244	(46,490)	(54,697)	93,057	198,243	(46,490)	(51,870)	99,883
Total goodwill and intangible assets	$1,310,797	$(72,490)	$(178,522)	$1,059,785	$1,330,296	$(46,490)	$(165,388)	$1,118,418

The following table summarizes the amortization expense attributable to intangible assets recorded in SG&A in the consolidated condensed statements of income for the periods shown below, as well as our estimated amortization expense for fiscal 2018 through 2023.

AMORTIZATION OF INTANGIBLE ASSETS

Aggregate Amortization Expense (in thousands)
For the three months ended
August 31, 2017	$6,463
August 31, 2016	$7,222

Aggregate Amortization Expense (in thousands)
For the six months ended
August 31, 2017	$13,148
August 31, 2016	$14,426

Estimated Amortization Expense (in thousands)
Fiscal 2018	$25,967
Fiscal 2019	$21,157
Fiscal 2020	$20,056
Fiscal 2021	$17,487
Fiscal 2022	$6,989
Fiscal 2023	$4,830

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

Note 10 – Long-Term Debt

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provided for an unsecured total revolving commitment of $1 billion as of August 31, 2017. The commitment under the Credit Agreement terminates on December 7, 2021. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment fees and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. As of August 31, 2017, the outstanding revolving loan principal balance was $404.4 million and the face amount of outstanding letters of credit was $7.6 million. For the three- and six-months ended August 31, 2017, borrowings under the Credit Agreement incurred interest charges at rates ranging from 2.5% to 4.8% and 2.3% to 4.8%, respectively. For the three- and six-months ended August 31, 2016, borrowings under the Credit Agreement incurred interest charges at rates ranging from 2.2% to 4.3% and 1.9% to 4.3%, respectively. As of August 31, 2017, the amount available for borrowings under the Credit Agreement was $588.0 million. Covenants in our debt agreements limit the amount of total indebtedness we can incur. As of August 31, 2017, these covenants effectively limited our ability to incur more than $315.2 million of additional debt from all sources, including our Credit Agreement.

The following table summarizes our long-term debt as of the end of the periods shown:

LONG-TERM DEBT

	Original
	Date	Interest		August 31,	February 28,
(dollars in thousands)	Borrowed	Rates	Matures	2017	2017
$37.6 million unsecured loan with the Mississippi Business Finance Corporation (the "MBFC Loan"), interest is set and payable quarterly at a Base Rate, plus a margin of up to 1.0%, or applicable LIBOR plus a margin of up to 2.0%, as determined by the interest rate elected and the Leverage Ratio. Loan subject to holder's call on or after March 1, 2018. Loan can be prepaid without penalty. (1)	03/13	Floating	03/23	$24,212	$29,903
$100 million unsecured Senior Notes payable at a fixed interest rate of 3.9%. Interest payable semi-annually. Annual principal payments of $20 million began in January 2014. Prepayment of notes are subject to a "make whole" premium.	01/11	3.9%	01/18	19,905	19,763
Credit Agreement	01/15	Floating	12/21	400,149	435,949
Total long-term debt				444,266	485,615
Less current maturities of long-term debt				(20,789)	(24,404)
Long-term debt, excluding current maturities				$423,477	$461,211
(1)

The remaining principal balance of the MBFC loan is payable as follows: $1.9 million annually on March 1, 2018 through 2022; and $14.8 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

The fair market value of the fixed rate debt at August 31, 2017, computed using a discounted cash flow analysis and comparable market rates was $20.1 million, compared to the $19.9 million book value. Our other long-term debt has floating interest rates, and its book value approximates its fair value at August 31, 2017.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our debt agreements require the maintenance of certain financial covenants, including maximum leverage ratios, minimum interest coverage ratios and minimum consolidated net worth levels (as each of these terms is defined in the various agreements). Our debt agreements also contain other customary covenants. We were in compliance with the terms of these agreements as of August 31, 2017.

Note 11 – Income Taxes

Due to the Company’s organization in Bermuda and the ownership structure of our foreign subsidiaries, many of which are not owned directly or indirectly by a U.S. parent company, an immaterial amount of our foreign income is subject to U.S. taxation on a permanent basis under current law. Additionally, our intellectual property is largely owned by our foreign subsidiaries, resulting in proportionally higher earnings in jurisdictions with lower statutory tax rates, which decreases our overall effective tax rate.

For the three months ended August 31, 2017, income tax expense as a percentage of pre-tax income was 45.3%, compared to 15.9% for the same period last year, primarily due to the recognition of tax benefits from impairment charges over the course of the year in relation to pre-tax income, as opposed to the periods in which the charges were incurred.  The net effect of this treatment resulted in an additional tax expense of $6.5 million in the second quarter of fiscal 2018.  For the six months ended August 31, 2017, the Company has recognized $6.4 million of the expected $19.9 million tax benefit from impairment charges. The remaining tax benefit of $13.5 million will be recognized in the third and fourth quarters of fiscal 2018 relative to pre-tax income each quarter.

In addition to the tax expense of $6.5 million referred to above, income taxes for the three months ended August 31, 2017 also includes a tax benefit of $2.2 million related to the favorable resolution of an uncertain tax position. There were no comparable expenses or benefits in the same period last year.

For the six months ended August 31, 2017, income tax expense as a percentage of pre-tax income was (57.2)% compared to 10.8% for the same period last year. Income taxes for the six months ended August 31, 2017 includes:

•	net tax benefits of $6.4 million related to asset impairment charges, as described above;

•	$2.6 million in excess tax benefits from share-based compensation settlements and exercises; and

•	tax benefits of $2.8 million related to the resolution of uncertain tax positions.

Income taxes for the six months ended August 31, 2016 includes tax benefits of $1.4 million related the resolution of uncertain tax positions and $1.3 million in excess tax benefits from share-based compensation settlements and exercises.

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

The following tables present the fair value of our financial assets and liabilities measured on a recurring basis as of the end of the periods shown:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES

Fair Values at
August 31, 2017
(in thousands)	(Level 2) (1)
Assets:
Money market accounts	$2,182
Foreign currency contracts	19
Total assets	$2,201

Liabilities:
Fixed rate debt (2)	$20,099
Floating rate debt	424,361
Foreign currency contracts	3,746
Total liabilities	$448,206

Fair Values at
February 28, 2017
(in thousands)	(Level 2) (1)
Assets:
Money market accounts	$2,711
Foreign currency contracts	2,167
Total assets	$4,878

Liabilities:
Fixed rate debt (2)	$20,105
Floating rate debt	465,852
Foreign currency contracts	47
Total liabilities	$486,004

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

We classify our fixed and floating rate debt as Level 2 items because the estimation of the fair market value of these financial assets requires the use of a discount rate based upon current market rates of interest for obligations with comparable remaining terms. Such comparable rates are considered significant other observable market inputs. The fair market value of the fixed rate debt was computed using a discounted cash flow analysis and discount rates of 0.9% at August 31, 2017 and 1.8% at February 28, 2017. All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

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

Note 13 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During the three- and six-months ended August 31, 2017, approximately 12% and 13%, respectively, of our net sales revenue was in foreign currencies. During the three- and six-months ended August 31, 2016, approximately 11% and 12%, respectively, of our net sales revenue was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos and Canadian Dollars. We make most of our inventory purchases from the Far East and primarily use the U.S. Dollar for such purchases. In our consolidated condensed statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement of the balance sheet are recognized in SG&A. For the three- and six-months ended August 31, 2017, we recorded net foreign exchange gains (losses) from remeasurement, including the impact of foreign currency hedges and cross-currency debt swaps, of $0.1 and $0.7 million, respectively, in SG&A, and $(0.5) and $(0.6) million, respectively, in income tax expense. For the three- and six-months ended August 31, 2016, we recorded net foreign exchange gains (losses) from remeasurement, including the impact of foreign currency hedges and cross-currency debt swaps, of ($0.7) and ($0.5) million, respectively, in SG&A, and $0.1 million in income tax expense for both periods.

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

Interest Rate Risk - Interest on our outstanding debt as of August 31, 2017 is both floating and fixed. Fixed rates are in place on $20 million of Senior Notes at 3.9% and floating rates are in place on the balance of all other debt outstanding, which totaled $428.7 million as of August 31, 2017. If short-term interest rates increase, we will incur higher interest rates on any future outstanding balances of floating rate debt.

The following table summarizes the fair values of our derivative instruments as of the end of the periods shown:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

	August 31, 2017
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
(in thousands)		Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	12/2018	€36,500	$-	$-	$2,283	$2
Foreign currency contracts - sell Canadian Dollars	Cash flow	12/2018	$27,000	-	-	719	23
Foreign currency contracts - sell Pounds	Cash flow	8/2018	£15,500	-	-	174	-
Foreign currency contracts - sell Mexican Pesos	Cash flow	5/2018	$70,000	-	-	467	-
Subtotal				-	-	3,643	25

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swaps - Euro	(1)	4/2020	$5,280	-	19	-	-
Foreign currency contracts - cross-currency debt swaps - Pound	(1)	4/2020	$6,395	-	-	-	78
Subtotal				-	19	-	78
Total fair value				$-	$19	$3,643	$103

	February 28, 2017
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
		Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	2/2018	€27,500	$727	$-	$-	$-
Foreign currency contracts - sell Canadian Dollars	Cash flow	6/2018	$26,000	155	32	-	-
Foreign currency contracts - sell Pounds	Cash flow	2/2018	£13,500	548	-	-	-
Foreign currency contracts - sell Mexican Pesos	Cash flow	2/2018	$59,600	-	-	47	-
Subtotal				1,430	32	47	-

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swap - Euro	(1)	1/2018	$10,000	705	-	-	-
Total fair value				$2,135	$32	$47	$-

(1)

These are foreign currency contracts for which we have not elected hedge accounting.  We refer to them as “cross-currency debt swaps”. They in effect adjust the currency denomination of a portion of our outstanding debt to the Euro and British Pound for the notional amounts reported, creating an economic hedge against currency movements.

The following table summarizes the pre-tax effect of derivative instruments for the periods shown:

PRE-TAX EFFECT OF DERIVATIVE INSTRUMENTS

	Three Months Ended August 31,
	Gain / (Loss)		Gain / (Loss) Reclassified from
	Recognized in OCI		Accumulated Other Comprehensive			Gain / (Loss) Recognized
	(effective portion)		Income (Loss) into Income			As Income
(in thousands)	2017	2016	Location	2017	2016	Location	2017	2016
Currency contracts - cash flow hedges	$(1,958)	$1,289	SG&A	$578	$141		$-	$-
Cross-currency debt swaps - principal	-	-		-	-	SG&A	(215)	(17)
Cross-currency debt swaps - interest	-	-		-	-	Interest Expense	-	35
Total	$(1,958)	$1,289		$578	$141		$(215)	$18

	Six Months Ended August 31,
	Gain / (Loss)		Gain / (Loss) Reclassified from
	Recognized in OCI		Accumulated Other Comprehensive			Gain / (Loss) Recognized
	(effective portion)		Income (Loss) into Income			As Income
(in thousands)	2017	2016	Location	2017	2016	Location	2017	2016
Currency contracts - cash flow hedges	$(4,203)	$270	SG&A	$880	$(17)		$-	$-
Cross-currency debt swaps - principal	-	-		-	-	SG&A	(764)	35
Cross-currency debt swaps - interest	-	-		-	-	Interest Expense	-	35
Total	$(4,203)	$270		$880	$(17)		$(764)	$70

We expect pre-tax net losses of $3.6 million associated with foreign currency contracts currently reported in accumulated other comprehensive income, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates change and the underlying contracts settle.

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

Note 14 – Repurchase of Helen of Troy Common Stock

On May 10, 2017, our Board of Directors authorized the repurchase of up to $400 million of our outstanding common stock. The new authorization is effective for a period of three years and replaced our existing repurchase authorization, of which approximately $82 million remained. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. As of August 31, 2017, our repurchase authorization allowed for the purchase of $394.1 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands, except per share data)	2017	2016	2017	2016
Common stock received in connection with share-based compensation:
Number of shares	1,858	668	72,565	5,274
Aggregate value of shares	$185	$65	$6,973	$507
Average price per share	$99.59	$97.11	$96.09	$96.17

Note 15 – Share-Based Compensation Plans

We have equity awards outstanding under several share-based compensation plans. During the three- and six- months ended August 31, 2017, we had the following share-based compensation activity:

•

We issued 1,504 and 2,928 shares, respectively, to non-employee Board members with a total grant date fair value of $0.1 and $0.3 million, respectively, and average share prices of $93.40 and $95.86, respectively.

•

We granted time-vested restricted stock units (“RSUs”) that may be settled for 3,108 and 72,915 shares, respectively, of common stock with average fair values at the grant dates of $95.88 per unit, for both periods.

•

We also granted performance-based restricted stock units (“PSUs”) for 1,524 and 66,534 shares, respectively, of common stock with average fair values at the grant dates of $95.20 and $96.76 per unit, respectively.

•	Employee RSUs for 869 and 34,135 shares vested and settled with a total fair value at settlement of $0.1 and $3.4 million and an average share price of $96.24 and $98.33, respectively.

•	Employees exercised stock options to purchase 26,811 and 103,404 shares of common stock, respectively.

During the three months ended May 31, 2017, employee PSUs for 149,884 shares vested and settled with a total fair value at settlement of $14.3 million, and an average share price of $95.55.

We recorded the following share-based compensation expense in SG&A for the periods shown below:

SHARE-BASED PAYMENT EXPENSE

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands, except per share data)	2017	2016	2017	2016
Stock options	$423	$667	$962	$1,407
Directors stock compensation	200	175	400	350
Performance based and other stock awards	2,427	2,096	4,939	6,847
Employee stock purchase plan	297	258	297	258
Share-based payment expense	3,347	3,196	6,598	8,862
Less income tax benefits	(591)	(693)	(1,081)	(2,214)
Share-based payment expense, net of income tax benefits	$2,756	$2,503	$5,517	$6,648

Earnings per share impact of share-based payment expense:
Basic	$0.10	$0.09	$0.20	$0.24
Diluted	$0.10	$0.09	$0.20	$0.24

Note 16 – Subsequent Events

On September 18, 2017, Toys “R” Us, Inc. and certain subsidiaries, a retail customer of the Housewares and Health & Home segments, filed for protection under chapter 11 of the U.S. Bankruptcy Code. In the second quarter of fiscal 2018, the Company recorded a charge of $3.6 million to reserve outstanding accounts receivable and provide for estimated liabilities from the bankruptcy proceedings.

On October 5, 2017, the Company announced that it had approved a restructuring plan (referred to as “Project Refuel”) intended to enhance the performance of the Beauty and Nutritional Supplements segments.  Through the restructuring, the Company is targeting annualized savings of $10 million combined over the next 18 months and expects to incur restructuring charges over the same period in the range of $4.0 to $6.0 million.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis (“MD&A”) contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3.“Quantitative and Qualitative Disclosures about Market Risk” and “Information Regarding Forward-Looking Statements” in this report and “Risk Factors” in the Company’s most recent annual report on Form 10-K and its other filings with the Securities and Exchange Commission (the “SEC”). This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1. of this report.  Throughout MD&A, we refer to our Leadership Brands, which are brands that have number-one and number-two positions in their respective categories and include OXO®, Honeywell®, Braun®, PUR®, Hydro Flask®, Vicks®, and Hot Tools®.

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

Significant Trends Impacting the Business

Restructuring Plan

On October 5, 2017, the Company announced that it had approved a restructuring plan (referred to as “Project Refuel”) intended to enhance the performance of the Nutritional Supplements and Beauty segments. Through the restructuring, the Company is targeting annualized profit improvement of $10 million combined over the next 18 months and expects to incur restructuring charges in the range of $4.0 to $6.0 million over the same period.

Nutritional Supplements Business

We continue to evaluate strategic alternatives for our Nutritional Supplements business, which could include a transaction to divest the business, further investments in the segment’s e-commerce platforms, further restructuring or realignment programs, and consolidation of our operations and functions. We believe that over the longer-term, these alternatives are designed to enhance revenue growth and profitability; however, over the transitional near-term, certain of these alternatives may have a disproportionate impact on our income relative to the cost savings or generate other charges or losses.

During the first quarter of fiscal 2018, we received information regarding the potential fair value of our Nutritional Supplements business that we concluded should be considered when determining if impairments of our long-lived assets, including goodwill, had occurred. Consequently, we performed interim impairment testing to determine whether our long-lived assets, including goodwill, associated with our Nutritional Supplements segment were impaired. As a result of our testing, we recorded non-cash asset impairment charges totaling $32.0 million, consisting of $6.0 million to the segment’s indefinite-lived trademarks, and $26.0 million to the segment’s goodwill.

In the second quarter of fiscal 2018, we performed additional impairment testing for the Nutritional Supplements segment due to a revised financial projection. As a result of our testing, we recorded non-cash asset impairment charges totaling $18.1 million related to the the segment’s indefinite-lived brand assets.

The fair values used in our impairment tests were determined using a weighted average of various valuation methods including estimated future discounted cash flows and other market data. The valuation techniques utilized assumptions we believe to be appropriate in the circumstances; however, future circumstances attributable to a strategic change in the Nutritional Supplements segment could result in changes to those assumptions and other charges or losses relating to the segment may be recorded and could be material. For example, if we determine that a divestiture is the probable outcome of our strategic review, we expect to perform additional impairment tests with updated assumptions. We are unable to project what, if any, expense, charges or losses will be in future periods.

Foreign Currency Exchange Rate Fluctuations

Due to the nature of our operations, we have exposure to the impact of fluctuations in exchange rates from transactions that are denominated in a currency other than our reporting currency (the U.S. Dollar). The most significant currencies affecting our operating results are the British Pound, Euro, Canadian Dollar, and Mexican Peso. For the three months ended August 31, 2017, changes in foreign currency exchange rates had a favorable impact on consolidated U.S dollar reported net sales revenue of approximately $0.5 million, or 0.1%.  For the six-months ended August 31, 2017, net foreign currency exchange rate fluctuations negatively impacted our consolidated U.S. dollar reported net sales revenue by approximately $1.7 million, or 0.2%.

Consumer Spending and Changes in Shopping Preferences

Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy, as approximately 81%, 80% and 79% of our consolidated net sales were from U.S. shipments in fiscal 2017, 2016 and 2015, respectively. Additionally, the shift in consumer shopping preferences to online or multichannel shopping experiences has shifted the concentration of our sales. For fiscal 2017, 2016 and 2015, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 13%, 10% and 9%, respectively, of our total consolidated net sales revenue for each fiscal year and grew over 30% in fiscal 2017. For the second quarter and first six months of fiscal 2018, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 16% and 15% respectively of our total consolidated net sales revenue and grew approximately 18% and 23%, respectively, compared to the same periods last year. With the continued growth in online sales across the retail landscape, many brick and mortar retailers are aggressively looking for ways to improve their customer delivery capabilities to be able to meet customer expectations. As a result, it will become increasingly important for us to leverage our distribution capabilities in order to meet the changing demands of our customers, as well as to increase our online capabilities to support our direct-to-consumer sales channels and online channel sales by our retail customers.

Variability of the Cough/Cold/Flu Season

Sales in several of our Health & Home segment categories are highly correlated to the severity of winter weather and cough/cold/flu incidence. In the U.S., the cough/cold/flu season historically runs from November through March, with peak activity normally in January to March. For the 2016-2017 season, fall and winter season weather was mild and reports of cough/cold/flu incidence were below the 2015-2016 season, which was a below average season. We expect that the weakness in the 2016-2017 cough/cold/flu season will have an unfavorable impact on initial replenishment of affected categories during fiscal 2018, due to high retail inventory levels.

Second Quarter Fiscal 2018 Financial Results

•	Consolidated net sales revenue increased 2.8%, or $10.3 million, to $378.5 million for the three months ended August 31, 2017, compared to $368.2 million for the same period last year.
•

Consolidated operating income was $20.1 million for the three months ended August 31, 2017, compared to operating income of $37.5 million in the same period last year. Consolidated operating income for the three months ended August 31, 2017 includes pre-tax non-cash impairment charges of $18.1 million, and a $3.6 million charge related to the bankruptcy of Toys “R” Us (“TRU”). There were no comparable charges in the same period last year.

•

Consolidated adjusted operating income increased 7.7%, or $3.7 million, to $51.5 million for the three months ended August 31, 2017, compared to $47.9 million in the same period last year. Consolidated adjusted operating margin increased 0.6 percentage points to 13.6% of consolidated net sales revenue in the three months ended August 31, 2017, compared to 13.0% in the same period last year.

•

Net income was $8.9 million for the three months ended August 31, 2017, compared to $28.4 million for the same period last year. Diluted EPS decreased to $0.33 in the three months ended August 31, 2017, compared to $1.00 in the same period last year.

•

Adjusted income increased 22.0% to $45.2 million in the three months ended August 31, 2017, compared to $37.0 million in the same period last year. Adjusted diluted EPS increased 26.0% to $1.65 in the three months ended August 31, 2017, compared to $1.31 in the same period last year.

Year-To-Date Fiscal 2018 Financial Results

•	Consolidated net sales revenue increased 3.1%, or $22.0 million, to $738.1 million for the six months ended August 31, 2017, compared to $716.1 million for the same period last year.
•

Consolidated operating income was $16.9 million for the six months ended August 31, 2017, compared to operating income of $60.4 million in the same period last year. Consolidated operating income for the six months ended August 31, 2017 includes pre-tax non-cash impairment charges of $54.1 million and a $3.6 million charge related to the bankruptcy of TRU. The six months ended August 31, 2016 includes pre-tax non-cash impairment charges of $7.4 million and a patent litigation charge of $1.5 million.

•

Consolidated adjusted operating income increased 1.9%, or $1.7 million to $94.2 million for the six months ended August 31, 2017, compared to $92.4 million in the same period last year. Consolidated adjusted operating margin decreased 0.1 percentage point to 12.8% of consolidated net sales revenue in the six months ended August 31, 2017, compared to 12.9% in the same period last year.

•

Net income was $14.8 million for the six months ended August 31, 2017, compared to $47.4 million for the same period last year. Diluted EPS decreased to $0.54 in the six months ended August 31, 2017, compared to $1.68 in the same period last year.

•

Adjusted income increased 13.4% to $82.7 million in the six months ended August 31, 2017, compared to $72.9 million in the same period last year. Adjusted diluted EPS increased 17.0% to $3.03 in the six months ended August 31, 2017, compared to $2.59 in the same period last year.

Adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS as discussed above and on the pages that follow are non‐GAAP financial measures as contemplated by SEC Regulation G, Rule 100. These measures are discussed further, and reconciled to their applicable GAAP‐based measures, on pages 28 through 37.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change and as a percentage of net sales revenue. We will refer to this table in the discussion of results of operations which follows:

	Three Months Ended August 31,				% of Sales Revenue, net
(In thousands)	2017	2016	$ Change	% Change	2017	2016
Sales revenue by segment, net
Housewares	$114,720	$105,976	$8,744	8.3%	30.3%	28.8%
Health & Home	147,861	144,453	3,408	2.4%	39.1%	39.2%
Nutritional Supplements	31,257	33,112	(1,855)	(5.6)%	8.3%	9.0%
Beauty	84,624	84,629	(5)	(0.0)%	22.4%	23.0%
Total sales revenue, net	378,462	368,170	10,292	2.8%	100.0%	100.0%
Cost of goods sold	210,529	205,202	5,327	2.6%	55.6%	55.7%
Gross profit	167,933	162,968	4,965	3.0%	44.4%	44.3%
Selling, general and administrative expense	129,755	125,481	4,274	3.4%	34.3%	34.1%
Asset impairment charges	18,070	-	18,070	*	4.8%	-%
Operating income	20,108	37,487	(17,379)	(46.4)%	5.3%	10.2%
Nonoperating income, net	81	88	(7)	(8.0)%	-%	-%
Interest expense	(3,869)	(3,866)	(3)	0.1%	(1.0)%	(1.1)%
Total other expense	(3,788)	(3,778)	(10)	0.3%	(1.0)%	(1.0)%
Income before income taxes	16,320	33,709	(17,389)	(51.6)%	4.3%	9.2%
Income tax expense	7,387	5,354	2,033	38.0%	2.0%	1.5%
Net income	$8,933	$28,355	$(19,422)	(68.5)%	2.4%	7.7%

	Six Months Ended August 31,				% of Sales Revenue, net
	2017	2016	$ Change	% Change	2017	2016
Sales revenue by segment, net
Housewares (1)	$213,148	$190,579	$22,569	11.8%	28.9%	26.6%
Health & Home	298,127	290,808	7,319	2.5%	40.4%	40.6%
Nutritional Supplements	62,876	69,052	(6,176)	(8.9)%	8.5%	9.6%
Beauty	163,916	165,669	(1,753)	(1.1)%	22.2%	23.1%
Total sales revenue, net	738,067	716,108	21,959	3.1%	100.0%	100.0%
Cost of goods sold	413,685	400,713	12,972	3.2%	56.0%	56.0%
Gross profit	324,382	315,395	8,987	2.8%	44.0%	44.0%
Selling, general and administrative expense	253,438	247,610	5,828	2.4%	34.3%	34.6%
Asset impairment charges	54,070	7,400	46,670	*	7.3%	1.0%
Operating income	16,874	60,385	(43,511)	(72.1)%	2.3%	8.4%
Nonoperating income, net	247	237	10	4.2%	-%	-%
Interest expense	(7,708)	(7,517)	(191)	2.5%	(1.0)%	(1.0)%
Total other expense	(7,461)	(7,280)	(181)	2.5%	(1.0)%	(1.0)%
Income before income taxes	9,413	53,105	(43,692)	(82.3)%	1.3%	7.4%
Income tax expense (benefit)	(5,388)	5,724	(11,112)	*	(0.7)%	0.8%
Net income	$14,801	$47,381	$(32,580)	(68.8)%	2.0%	6.6%

(1)	The six months ended August 31, 2017 includes approximately one-half month of incremental operating results from Hydro Flask, which was acquired on March 18, 2016.

* Calculation is not meaningful

Comparison of Second Quarter Fiscal 2018 to Second Quarter Fiscal 2017

Consolidated and Segment Net Sales

The following table summarizes the impact that core business, foreign exchange and acquisitions, as applicable, had on our net sales revenue by segment:

	Three Months Ended August 31,
(in thousands)	Housewares	Health & Home	Nutritional Supplements	Beauty	Total
Fiscal 2017 sales revenue, net	$105,976	$144,453	$33,112	$84,629	$368,170
Core business	8,804	3,024	(1,855)	(177)	9,796
Impact of foreign currency	(60)	384	-	172	496
Change in sales revenue, net	8,744	3,408	(1,855)	(5)	10,292
Fiscal 2018 sales revenue, net	$114,720	$147,861	$31,257	$84,624	$378,462

Total net sales revenue growth	8.3%	2.4%	(5.6)%	0.0%	2.8%
Core business	8.3%	2.1%	(5.6)%	(0.2)%	2.7%
Impact of foreign currency	(0.1)%	0.3%	0.0%	0.2%	0.1%

In the above table, core business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand is acquired, excluding the impact that foreign currency had on reported net sales. Net sales revenue from internally developed brands or product lines is considered core business activity.

Consolidated Net Sales Revenue

Consolidated net sales revenue increased $10.3 million, or 2.8%, to $378.5 million for the three months ended August 31, 2017, compared to $368.2 million for the same period last year. The growth was primarily driven by new product introductions, online customer growth, incremental distribution, growth in international sales, and a favorable impact from foreign currency, partially offset by:

•	a decline in the Nutritional Supplements segment of $1.9 million, or 5.6%;
•	a decline in our personal care category within Beauty; and
•	the impact of lower store traffic and soft consumer spending at traditional brick and mortar retail.

Segment Net Sales Revenue

Housewares

Net sales revenue in the Housewares segment increased $8.7 million, or 8.3%, to $114.7 million for the three months ended August 31, 2017, compared to $106.0 million for same period last year. The growth was primarily driven by an increase in online sales, incremental distribution with existing customers, expanded international and U.S. distribution, and new product introductions for both the Hydro Flask and OXO brands. These factors were partially offset by the unfavorable impact of lower store traffic and soft consumer spending at traditional brick and mortar retail, and the unfavorable comparative impact of strong retail pipeline fill in the same period last year.

Health & Home

Net sales revenue in the Health & Home segment increased $3.4 million, or 2.4%, to $147.9 million for the three months ended August 31, 2017, compared to $144.5 million for the same period last year. The growth was primarily driven by online sales, strong sales in certain seasonal categories, incremental distribution with existing customers, new product introductions, and growth in international sales. Segment net sales also benefitted from the favorable impact of net foreign currency fluctuations of approximately $0.4 million, or 0.3%. These factors were partially offset by lower club sales and lower royalty revenue.

Nutritional Supplements

Net sales revenue in the Nutritional Supplements segment decreased $1.9 million, or 5.6%, to $31.3 million for the three months ended August 31, 2017, compared to $33.1 million for the same period last year. The change was primarily driven by a decline in auto-delivery revenue resulting primarily from the transition to new order management and customer relationship management systems, partially offset by increases in direct mail and third-party retail sales. The segment continues to implement a multi-year strategic transition from offline to online channels.

Beauty

Net sales revenue in the Beauty segment was unchanged at $84.6 million for the three months ended August 31, 2017, compared to the same period last year. Solid growth in both retail and professional appliance sales, particularly to online retail customers, was offset by declines in the personal care category due primarily to competitive conditions. Segment net sales benefitted from the favorable impact of net foreign currency fluctuations of approximately $0.2 million, or 0.2%.

Gross Profit Margin

Consolidated gross profit as a percentage of net sales revenue for the three months ended August 31, 2017 increased 0.1 percentage point to 44.4%, compared to 44.3% for the same period last year. The increase in consolidated gross profit margin was primarily due to favorable product mix and growth in our Leadership Brands, partially offset by higher overall promotional spending with customers and the unfavorable impact that the revenue decline in Nutritional Supplements has on consolidated gross profit margin.

Selling, General and Administrative Expense (“SG&A”)

Our consolidated SG&A ratio, defined as consolidated SG&A expense as a percent of consolidated net sales, increased 0.2 percentage points to 34.3% for the three months ended August 31, 2017, compared to 34.1% for the same period last year. The increase in consolidated SG&A ratio was primarily due to a $3.6 million charge related to the bankruptcy of TRU, higher product liability expense and higher overall marketing, advertising and new product development expense in support of our Leadership Brands, partially offset by:



•	lower license royalty expense;
•	lower incentive compensation expense;
•	lower amortization expense; and
•	improved distribution and logistics efficiency and lower outbound freight expense.

Asset Impairment Charges

As previously discussed under the heading “Significant Trends Impacting the Business”, we performed interim impairment testing in the second quarter of fiscal 2018 as the result of a revised financial projection for the Nutritional Supplements segment. As a result of our testing, we recorded pre-tax non-cash asset impairment charges totaling $18.1 million related to the segment’s indefinite-lived brand assets.

Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment

In order to provide a better understanding of the comparative impact of certain items on operating income, the tables that follow report the comparative before tax impact of non‐cash asset impairment charges, the TRU bankruptcy charge, patent litigation charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods covered below.

	Three Months Ended August 31, 2017
(In thousands)	Housewares		Health & Home		Nutritional Supplements		Beauty		Total
Operating income (loss), as reported (GAAP)	$23,513	20.5%	$7,730	5.2%	$(20,293)	(64.9)%	$9,158	10.8%	$20,108	5.3%
Asset impairment charges (1)	-	-%	-	-%	18,070	57.8%	-	-%	18,070	4.8%
TRU bankruptcy charge (2)	956	0.8%	2,640	1.8%	-	-%	-	-%	3,596	1.0%
Subtotal	24,469	21.3%	10,370	7.0%	(2,223)	(7.1)%	9,158	10.8%	41,774	11.0%
Amortization of intangible assets (3)	485	0.4%	2,790	1.9%	1,772	5.7%	1,416	1.7%	6,463	1.7%
Non-cash share-based compensation (4)	1,028	0.9%	1,080	0.7%	332	1.1%	848	1.0%	3,288	0.9%
Adjusted operating income (loss)(non-GAAP)	$25,982	22.6%	$14,240	9.6%	$(119)	(0.4)%	$11,422	13.5%	$51,525	13.6%

	Three Months Ended August 31, 2016
(In thousands)	Housewares		Health & Home		Nutritional Supplements		Beauty		Total
Operating income (loss), as reported (GAAP)	$24,233	22.9%	$9,397	6.5%	$(1,229)	(3.7)%	$5,086	6.0%	$37,487	10.2%
Amortization of intangible assets (3)	671	0.6%	3,542	2.5%	1,571	4.7%	1,438	1.7%	7,222	2.0%
Non-cash share-based compensation (4)	705	0.7%	1,005	0.7%	333	1.0%	1,101	1.3%	3,144	0.9%
Adjusted operating income (non-GAAP)	$25,609	24.2%	$13,944	9.7%	$675	2.0%	$7,625	9.0%	$47,853	13.0%

In the tables above, footnote references (1) to (4) correspond to the notes beginning on page 31 under the heading entitled “Net Income, EPS, Adjusted Income (non-GAAP) and Adjusted EPS (non-GAAP).” Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as set forth in SEC Regulation G, Rule 100. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures, is furnished beginning on page 38.

Consolidated

Consolidated operating income decreased 46.4% to $20.1 million, or 5.3% of net sales, compared to $37.5 million, or 10.2% of net sales, for the same period last year. The three months ended August 31, 2017 includes pre-tax non-cash asset impairment charges totaling $18.1 million and a $3.6 million charge related to the bankruptcy of TRU, with no comparable charges in the same period last year. These items unfavorably impacted the year-over-year comparison of operating margin by 5.8 percentage points. The remaining increase in consolidated operating margin primarily reflects:

•	a higher mix of Leadership Brand sales at a higher operating margin;

•	lower license royalty expense;

•	lower incentive compensation expense;

•	lower amortization expense; and

•	improved distribution and logistics efficiency and lower outbound freight costs.

These factors were partially offset by:

•	lower operating leverage in the Nutritional Supplements segment;

•	higher product liability expense; and

•	higher marketing, advertising and new product development expense in support of our Leadership Brands.

Consolidated adjusted operating income increased 7.7% to $51.5 million, or 13.6% of net sales, compared to $47.9 million, or 13.0% of net sales, in the same period last year.

Housewares

The Housewares segment’s operating income was $23.5 million, or 20.5% of segment net sales, compared to $24.2 million, or 22.9% of segment net sales, for the same period last year. The 2.4 percentage point decrease in segment operating margin is primarily due to:

•	higher marketing, advertising and new product development expense; and
•	a $1.0 million charge related to the bankruptcy of TRU.

These factors were partially offset by lower incentive compensation expense and the impact of increased operating leverage from net sales growth.

Segment adjusted operating income increased 1.5% to $26.0 million, or 22.6% of segment net sales, compared to $25.6 million, or 24.2% of segment net sales, in the same period last year.

Health & Home

The Health & Home segment’s operating income was $7.7 million, or 5.2% of segment net sales, compared to $9.4 million, or 6.5% of segment net sales, in the same period last year. The 1.3 percentage point decrease in segment operating margin is primarily due to:

•	an increase in marketing, advertising and new product development expense;
•	a $2.6 million charge related to the bankruptcy of TRU; and
•	an increase in product liability expense.

These factors were partially offset by:

•	improved distribution and logistics efficiency and lower outbound freight costs;
•	increased operating leverage from net sales growth;
•	lower legal fee expense; and
•	lower royalty expense.

Segment adjusted operating income increased 2.1% to $14.2 million, or 9.6% of segment net sales, compared to $13.9 million, or 9.7% of segment net sales, in the same period last year.

Nutritional Supplements

The Nutritional Supplements segment’s operating loss was $20.3 million for the three months ended August 31, 2017, compared to an operating loss of $1.2 million in the same period last year. The increase in the segment operating loss is primarily due to:

•	the comparative impact of pre-tax non-cash asset impairment charges of $18.1 million recorded during the three months ended August 31, 2017, with no comparable charges in the same period last year;
•	the net sales decline and its unfavorable impact on operating leverage; and
•	higher promotion, advertising and customer acquisition costs.

These factors were partially offset by lower royalty expense and lower incentive compensation expense.

Segment adjusted operating loss was $0.1 million compared to segment adjusted operating income of $0.7 million in the same period last year.

Beauty:

The Beauty segment’s operating income was $9.2 million, or 10.8% of segment net sales, for the three months ended August 31, 2017, compared to $5.1 million, or 6.0% of segment net sales, in the same period last year. The increase in operating margin is primarily due to:

•	the favorable impact of new product introductions in the appliance category;

•	lower personnel expense;
•	lower media advertising expense; and

•	improved distribution and logistics efficiency and lower outbound freight costs.

These factors were partially offset by the net sales decline in the personal care category and its unfavorable impact on sales mix and operating leverage.

Segment adjusted operating income increased 49.8% to $11.4 million, or 13.5% of segment net sales, compared to $7.6 million, or 9.0% of segment net sales, in the same period last year.

Interest Expense

Interest expense was $3.9 million for the three months ended August 31, 2017 and 2016, respectively.  Lower average levels of debt held during the three months ended August 31, 2017, were offset by higher overall average interest rates.

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

For the three months ended August 31, 2017, income tax expense as a percentage of pretax income was 45.3%, compared to 15.9% for the same period last year, primarily due to the recognition of tax benefits from impairment charges over the course of the year in relation to pre-tax income, as opposed to the periods in which the charges were incurred.  The net effect of this treatment resulted in an additional tax expense of $6.5 million in the second quarter of fiscal 2018.  For the six months ended August 31, 2017, the Company has recognized $6.4 million of the expected $19.9 million tax benefit from impairment charges. The remaining tax benefit of $13.5 million will be recognized in the third and fourth quarters of fiscal 2018 relative to pre-tax income each quarter.

In addition to the tax expense of $6.5 million referred to above, income taxes for the three months ended August 31, 2017 also includes a tax benefit of $2.2 million related to the favorable resolution of an uncertain tax position. There were no comparable expenses or benefits in the same period last year.

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

	Three Months Ended August 31,		Basic EPS		Diluted EPS
(in thousands, except per share data)	2017	2016	2017	2016	2017	2016
Net income as reported (GAAP)	$8,933	$28,355	$0.33	$1.02	$0.33	$1.00
Asset impairment charges, net of tax (1)	24,559	-	0.90	-	0.90	-
TRU bankruptcy charge (2)	3,392	-	0.12	-	0.12	-
Subtotal	36,884	28,355	1.35	1.02	1.35	1.00
Amortization of intangible assets, net of tax (3)	5,607	6,228	0.21	0.22	0.20	0.22
Non-cash share-based compensation, net of tax (4)	2,698	2,451	0.10	0.09	0.10	0.09
Adjusted income (non-GAAP)	$45,189	$37,034	$1.66	$1.33	$1.65	$1.31

Weighted average shares of common stock used in computing basic and diluted EPS			27,232	27,845	27,401	28,224

(1)	Non-cash intangible asset impairment charges for the three months ended August 31, 2017 of $18.1 million ($24.6 million after tax).

(2)	A $3.6 million charge ($3.4 million after tax) related to the TRU bankruptcy.

(3)	Amortization of intangible assets for the three months ended August 31, 2017 and 2016 of $6.5 million ($5.6 million after tax) and $7.2 million ($6.2 million after tax), respectively.

(4)	Non-cash share-based compensation for the three months ended August 31, 2017 and 2016 of $3.3 million ($2.7 million after tax) and $3.1 million ($2.5 million after tax), respectively.

Our net income was $8.9 million for the three months ended August 31, 2017 compared to $28.4 million for the same period last year. Our diluted earnings per share decreased to $0.33 for the three months ended August 31, 2017 compared to $1.00 for the same period last year.

Adjusted income increased $8.2 million, or 22.0%, to $45.2 million for the three months ended August 31, 2017 compared to $37.0 million the same period last year. Adjusted diluted EPS increased 26.0% to $1.65 for the three months ended August 31, 2017 compared to $1.31 for the same period last year. Adjusted diluted EPS increased primarily due to the impact of higher adjusted operating income across all segments except for the Nutritional Supplements segment, and lower weighted average diluted shares outstanding for the three months ended August 31, 2017 compared to the same period last year.

Adjusted income and EPS, as discussed in the preceding tables, may be considered non-GAAP financial measures as set forth in SEC Regulation G, Rule 100. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures, is furnished beginning on page 38.

Comparison of First Six Months of Fiscal 2018 to First Six Months of Fiscal 2017

Consolidated and Segment Net Sales

The following table summarizes the impact that core business, foreign exchange and acquisitions, as applicable, had on our net sales revenue by segment:

	Six Months Ended August 31,
(in thousands)	Housewares	Health & Home	Nutritional Supplements	Beauty	Total
Fiscal 2017 sales revenue, net	$190,579	$290,808	$69,052	$165,669	$716,108
Core business	16,969	8,041	(6,176)	(1,294)	17,540
Impact of foreign currency	(548)	(722)	-	(459)	(1,729)
Acquisitions (1)	6,148	-	-	-	6,148
Change in sales revenue, net	22,569	7,319	(6,176)	(1,753)	21,959
Fiscal 2018 sales revenue, net	$213,148	$298,127	$62,876	$163,916	$738,067

Total net sales revenue growth	11.8%	2.5%	(8.9)%	(1.1)%	3.1%
Core business	8.9%	2.8%	(8.9)%	(0.8)%	2.4%
Impact of foreign currency	(0.3)%	(0.2)%	0.0%	(0.3)%	(0.2)%
Acquisitions	3.2%	0.0%	0.0%	0.0%	0.9%

(1)	Includes approximately one-half month of incremental operating results from Hydro Flask, which was acquired on March 18, 2016.

In the above table, core business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand is acquired, excluding the impact that foreign currency had on reported net sales. Net sales revenue from internally developed brands or product lines is considered core business activity.

Consolidated Net Sales Revenue

Consolidated net sales revenue increased $22.0 million, or 3.1%, to $738.1 million for the six months ended August 31, 2017, compared to $716.1 million for the same period last year. The growth was primarily driven by:

•	a core business increase of $17.5 million, or 2.4%, primarily due to new product introductions, online customer growth, incremental distribution and growth in international sales; and

•	growth from acquisitions of $6.1 million, or 0.9%.

These factors were partially offset by:

•	a decline in the Nutritional Supplements segment of $6.2 million;

•	a decline in the personal care category within Beauty;

•	the unfavorable impact from foreign currency fluctuations of approximately $1.7 million, or 0.2%; and

•	the impact of lower store traffic and soft consumer spending at traditional brick and mortar retail.

Segment Net Sales Revenue

Housewares

Net sales revenue in the Housewares segment increased $22.6 million, or 11.8%, to $213.1 million for the six months ended August 31, 2017, compared to $190.6 million for same period last year. The growth was primarily driven by:

•

a core business increase of $17.0 million, or 8.9%, due to incremental distribution with existing customers, expanded international and U.S. distribution, and new product introductions for both the Hydro Flask and OXO brands; and

•	growth from acquisitions of $6.1 million, or 3.2%, representing an incremental half month of operating results from Hydro Flask, compared to the same period last year.

These factors were partially offset by:

•	lower store traffic and soft consumer spending at traditional brick and mortar retail;
•	the unfavorable comparative impact of strong retail pipeline fill in the prior year period; and

•	the unfavorable impact of net foreign currency fluctuations of approximately $0.5 million, or 0.3%.

Health & Home

Net sales revenue in the Health & Home segment increased $7.3 million, or 2.5%, to $298.1 million for the six months ended August 31, 2017, compared to $290.8 million for the same period last year. The growth was primarily driven by an increase in online sales, incremental distribution and shelf space gains with existing customers, as well as growth in international sales, partially offset by lower club sales, lower royalty revenue and the unfavorable impact of net foreign currency fluctuations of approximately $0.7 million, or 0.2%.

Nutritional Supplements

Net sales revenue in the Nutritional Supplements segment decreased $6.2 million, or 8.9%, to $62.9 million for the six months ended August 31, 2017, compared to $69.1 million for the same period last year. The change was primarily driven by a decline in auto-delivery revenue resulting primarily from the transition to new order management and customer relationship management systems; partially offset by increases in direct mail and third-party retail sales. The segment continues to implement a multi-year strategic transition from offline to online channels.

Beauty

Net sales revenue in the Beauty segment decreased $1.8 million, or 1.1%, to $163.9 million for the six months ended August 31, 2017, compared to $165.7 million for the same period last year.  The change was primarily driven by declines in the personal care category due to competitive conditions, a decline in international sales and the unfavorable impact of net foreign currency fluctuations of approximately $0.5 million, or 0.3%. These factors were partially offset by solid growth in both retail and professional appliance sales, particularly to online retail customers.

Gross Profit Margin

Consolidated gross profit as a percentage of net sales revenue for the six months ended August 31, 2017 and 2016 was 44.0% in both periods. The favorable impact of growth in our Leadership Brands and a higher margin mix was offset by higher overall promotional spending with customers and the unfavorable impact of net foreign currency fluctuations.

Selling, General and Administrative Expense

Our consolidated SG&A ratio, decreased 0.3% percentage points to 34.3% for the six months ended August 31, 2017, compared to 34.6% for the same period last year. The decrease in consolidated SG&A ratio was primarily due to:

•	the favorable comparative impact of a $1.5 million patent litigation charge in the same period last year;
•	lower share-based compensation expense;
•	lower amortization expense;
•	lower license royalty expense; and
•	improved distribution and logistics efficiency and lower outbound freight expense.

These factors were partially offset by a $3.6 million charge related to the bankruptcy of TRU, higher product liability expense, and higher overall marketing, advertising and new product development expense in support of our Leadership Brands.

Asset Impairment Charges

As previously discussed under the heading “Significant Trends Impacting the Business”, for the six months ended August 31, 2017, we recorded non-cash asset impairment charges totaling $54.1 million to certain goodwill and intangible assets as further discussed below.

We performed interim impairment testing in the first quarter of fiscal 2018 in connection with our continuing evaluation of strategic alternatives for the Nutritional Supplements segment. We performed interim impairment testing in the second quarter of fiscal 2018 as the result of a revised financial projection for the segment. As a result of our testing, we recorded non-cash asset impairment charges totaling $50.1 million, consisting of 24.1 million to the the segment’s indefinite-lived brand assets and $26.0 million to the segment’s goodwill.

We also performed interim impairment testing in the first quarter of fiscal 2018 for a certain brand in our Beauty segment as a result of a revised financial projection. As a result of our testing, we recorded a non-cash impairment charge of $4.0 million.

Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment

In order to provide a better understanding of the comparative impact of certain items on operating income, the tables that follow report the comparative before tax impact of non‐cash asset impairment charges, the TRU bankruptcy charge, patent litigation charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods covered below.

	Six Months Ended August 31, 2017
(In thousands)	Housewares (6)		Health & Home		Nutritional Supplements		Beauty		Total
Operating income (loss), as reported (GAAP)	$41,619	19.5%	$22,290	7.5%	$(54,892)	(87.3)%	$7,857	4.8%	$16,874	2.3%
Asset impairment charges (1)	-	-%	-	-%	50,070	79.6%	4,000	2.4%	54,070	7.3%
TRU bankruptcy charge (3)	956	0.4%	2,640	0.9%	-	-%	-	-%	3,596	0.5%
Subtotal	42,575	20.0%	24,930	8.4%	(4,822)	(7.7)%	11,857	7.2%	74,540	10.1%
Amortization of intangible assets (4)	1,129	0.5%	5,576	1.9%	3,610	5.7%	2,833	1.7%	13,148	1.8%
Non-cash share-based compensation (5)	2,052	1.0%	2,160	0.7%	513	0.8%	1,754	1.1%	6,479	0.9%
Adjusted operating income (loss) (non-GAAP)	$45,756	21.5%	$32,666	11.0%	$(699)	(1.1)%	$16,444	10.0%	$94,167	12.8%

	Six Months Ended August 31, 2016
(In thousands)	Housewares		Health & Home		Nutritional Supplements		Beauty		Total
Operating income (loss), as reported (GAAP)	$39,733	20.8%	$19,001	6.5%	$(6,501)	(9.4)%	$8,152	4.9%	$60,385	8.4%
Asset impairment charges (1)	-	-%	-	-%	5,000	7.2%	2,400	1.4%	7,400	1.0%
Patent litigation charge (2)	-	-%	1,468	0.5%	-	-%	-	-%	1,468	0.2%
Subtotal	39,733	20.8%	20,469	7.0%	(1,501)	(2.2)%	10,552	6.4%	69,253	9.7%
Amortization of intangible assets (4)	1,328	0.7%	7,080	2.4%	3,142	4.6%	2,876	1.7%	14,426	2.0%
Non-cash share-based compensation (5)	1,733	0.9%	2,915	1.0%	1,365	2.0%	2,745	1.7%	8,758	1.2%
Adjusted operating income (non-GAAP)	$42,794	22.5%	$30,464	10.5%	$3,006	4.4%	$16,173	9.8%	$92,437	12.9%

(6)	Includes approximately one-half month of incremental operating results from Hydro Flask, which was acquired on March 18, 2016.

In the tables above, footnote references (1) to (5) correspond to the notes beginning on page 37 under the heading entitled “Net Income, EPS, Adjusted Income (non-GAAP) and Adjusted EPS (non-GAAP).” Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as set forth in SEC Regulation G, Rule 100. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures, is furnished beginning on page 38.

Consolidated

Consolidated operating income was $16.9 million, or 2.3% of net sales, compared to consolidated operating income of $60.4 million, or 8.4% of net sales, for the same period last year. The six months ended August 31, 2017 includes pre-tax non-cash asset impairment charges totaling $54.1 million and a $3.6 million charge related to the TRU bankruptcy. The six months ended August 31, 2016 includes pre-tax non-cash asset impairment charges of $7.4 million and a patent litigation charge of $1.5 million.  The effect of these items in both years unfavorably impacted the year-over-year comparison of operating margin by a combined 6.6 percentage points.  The remaining improvement in consolidated operating margin primarily reflects:

•	a higher mix of Leadership Brand sales at a higher operating margin;
•	lower share-based compensation expense;
•	lower license royalty expense;
•	lower amortization expense; and
•	improved distribution and logistics efficiency and lower outbound freight costs.

These factors were partially offset by:

•	lower operating leverage in the Nutritional Supplements and Beauty segments;
•	higher marketing, advertising and new product development expense in support of our Leadership Brands;
•	an increase in product liability expense; and
•	the unfavorable impact from foreign currency fluctuations.

Consolidated adjusted operating income increased 1.9% to $94.2 million, or 12.8% of net sales, compared to $92.4 million, or 12.9% of net sales, in the same period last year.

Housewares

The Housewares segment’s operating income was $41.6 million, or 19.5% of segment net sales, compared to $39.7 million, or 20.8% of segment net sales, for the same period last year. The 1.3 percentage point decrease in segment operating margin is primarily due to:

•	higher marketing, advertising and new product development expense; and
•	a $1.0 million charge related to the bankruptcy of TRU.

These factors were partially offset the favorable margin impact from growth in the Hydro Flask business, improved distribution and logistics efficiency and lower outbound freight costs, and the impact of increased operating leverage from overall sales growth.

Segment adjusted operating income increased 6.9% to $45.8 million, or 21.5% of segment net sales, compared to $42.8 million, or 22.5% of segment net sales, in the same period last year.

Health & Home

The Health & Home segment’s operating income was $22.3 million, or 7.5% of segment net sales, compared to $19.0 million, or 6.5% of segment net sales, in the same period last year. The 1.0 percentage point increase in segment operating margin is primarily due to:

•	the comparative impact of a $1.5 million patent litigation charge in the same period last year;
•	lower legal fee expense;
•	improved distribution and logistics efficiency and lower outbound freight costs; and
•	lower royalty expense.

These factors were partially offset by:

•	an increase in marketing, advertising and new product development expense;
•	a $2.6 million charge related to the bankruptcy of TRU;
•	an increase in product liability expense; and
•	the unfavorable impact of foreign currency fluctuations.

Segment adjusted operating income increased 7.2% to $32.7 million, or 11.0% of segment net sales, compared to $30.5 million, or 10.5% of segment net sales, in the same period last year.

Nutritional Supplements

The Nutritional Supplements segment’s operating loss was $54.9 million, or (87.3)% of segment net sales, for the six months ended August 31, 2017, compared to an operating loss of $6.5 million, or (9.4)% of segment net sales, in the same period last year. The increase in the segment operating loss is primarily due to:

•	pre-tax non-cash asset impairment charges of $50.1 million recorded during the six months ended August 31, 2017, compared to $5.0 million recorded in the same period last year;
•	the net sales decline and its unfavorable impact on operating leverage; and
•	higher promotion, advertising and customer acquisition costs.

These factors were partially offset by lower personnel expense.

Segment adjusted operating loss was $0.7 million, or (1.1)% of segment net sales, compared to segment adjusted operating income of $3.0 million, or 4.4% of segment net sales in the same period last year.

Beauty

The Beauty segment’s operating income was $7.9 million, or 4.8% of segment net sales, for the six months ended August 31, 2017, compared to operating income of $8.2 million, or 4.9% of segment net sales, in the same period last year. The 0.1 percentage point decrease in segment operating margin is primarily due to:

•	pre-tax non-cash asset impairment charges of $4.0 million, recorded during the six months ended August 31, 2017, compared to $2.4 million recorded in the same period last year;
•	the net sales decline in the personal care category and its unfavorable impact on sales mix and operating leverage;
•	higher marketing and advertising expense; and
•	the unfavorable impact of foreign currency fluctuations.

Segment adjusted operating income increased 1.7% to $16.4 million, or 10.0% of segment net sales, compared to $16.2 million, or 9.8% of segment net sales, in the same period last year.

Interest Expense

Interest expense was $7.7 million for the six months ended August 31, 2017 compared to $7.5 million in the same period last year.  The increase in interest expense is due to higher overall average interest rates, partially offset by lower average levels of debt held during the six months ended August 31, 2017.

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

For the six months ended August 31, 2017, the Company has recognized $6.4 million of the expected $19.9 million tax benefit from impairment charges. The remaining tax benefit of $13.5 million will be recognized in the third and fourth quarters of fiscal 2018 relative to pre-tax income each quarter.

For the six months ended August 31, 2017, income tax expense as a percentage of pre-tax income was (57.2)%, compared to 10.8% for the same period last year, primarily due to:

•	net tax benefits of $6.4 million related to asset impairment charges, as described above;

•	$2.6 million in excess tax benefits from share-based compensation settlements and exercises; and

•	tax benefits of $2.8 million related to the resolution of uncertain tax positions.

Income taxes for the six months ended August 31, 2016 includes tax benefits of $1.4 million related to the resolution of uncertain tax positions and $1.3 million in excess tax benefits from share-based compensation settlements and exercises.

Net Income, EPS, Adjusted Income (non-GAAP), and Adjusted EPS (non-GAAP)

In order to provide a better understanding of the impact of certain items on our net income and EPS, the analysis that follows reports the comparative after tax impact of non‐cash asset impairment charges, the TRU bankruptcy charge, patent litigation charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on our net income, and basic and diluted EPS for the periods covered below.

	Six Months Ended August 31,		Basic EPS		Diluted EPS
(in thousands, except per share data)	2017	2016	2017	2016	2017	2016
Net income as reported (GAAP)	$14,801	$47,381	$0.55	$1.70	$0.54	$1.68
Asset impairment charges, net of tax (1)	47,687	5,097	1.76	0.18	1.75	0.18
Patent litigation charge, net of tax (2)	-	1,464	-	0.05	-	0.05
TRU bankruptcy charge (3)	3,392	-	0.12	-	0.12	-
Subtotal	65,880	53,942	2.43	1.94	2.41	1.91
Amortization of intangible assets, net of tax (4)	11,376	12,430	0.42	0.45	0.42	0.44
Non-cash share-based compensation, net of tax (5)	5,398	6,544	0.20	0.24	0.20	0.23
Adjusted income (non-GAAP)	$82,654	$72,916	$3.04	$2.62	$3.03	$2.59

Weighted average shares of common stock used in computing basic and diluted EPS			27,154	27,809	27,323	28,185

(1)Non-cash intangible asset impairment charges for the six months ended August 31, 2017 and 2016 of $54.1 million ($47.7 million after tax) and $7.4 million ($5.1 million after tax), respectively.

(2)	Patent litigation charge for the six months ended August 31, 2016 of $1.5 million (before and after tax).

(3)	A $3.6 million charge ($3.4 million after tax) related to the TRU bankruptcy.

(4)	Amortization of intangible assets for the six months ended August 31, 2017 and 2016 of $13.1 million ($11.4 million after tax) and $14.4 million ($12.4 million after tax), respectively.

(5)	Non-cash share-based compensation for the six months ended August 31, 2017 and 2016 of $6.5 million ($5.4 million after tax) and $8.8 million ($6.5 million after tax), respectively.

Consolidated net income was $14.8 million for the six months ended August 31, 2017 compared to $47.4 million for the same period last year. Diluted earnings per share decreased to $0.54 for the six months ended August 31, 2017 compared to $1.68 for the same period last year.

Adjusted income increased $9.7 million, or 13.4%, to $82.7 million for the six months ended August 31, 2017 compared to $72.9 million the same period last year. Adjusted diluted EPS increased 17.0% to $3.03 for the six months ended August 31, 2017 compared to $2.59 for the same period last year. Adjusted diluted EPS increased primarily due to the impact of higher adjusted operating income across all segments except for the Nutritional Supplements segment, and lower weighted average diluted shares outstanding for the six months ended August 31, 2017 compared to the same period last year.

The tables referred to beginning on pages 28, 30, 34 and 37 under the headings “Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP) and Adjusted Operating Margin (non-GAAP) by Segment” and “Net Income, EPS, Adjusted Income (non-GAAP), and Adjusted EPS (non-GAAP),” respectively report operating income, operating margin, net income and EPS without the impact of non-cash asset impairment charges, the TRU bankruptcy charge, patent litigation charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The preceding table reconciles these measures to their corresponding GAAP-based measures presented in our consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income and adjusted EPS provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges on net income and earnings per share. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance with our competitors. We further believe that including the excluded charges would not accurately reflect the underlying performance of our continuing operations for the period in which the charges are incurred, even though such charges may be incurred and reflected in our GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income and adjusted EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information.

Financial Condition, Liquidity and Capital Resources

Selected measures of our liquidity and capital resources are shown for the periods below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL UTILIZATION

	Three Months Ended August 31,
	2017	2016
Accounts Receivable Turnover (Days) (1)	55.7	54.8
Inventory Turnover (Times) (1)	2.8	2.7
Working Capital (in thousands)	$279,921	$283,958
Current Ratio	1.9:1	2.0:1
Ending Debt to Ending Equity Ratio	42.8%	55.3%
Return on Average Equity (1) (2)	10.7%	10.9%

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

(2)

Net income and average equity reported above include the twelve month trailing impacts, after tax, of non-cash asset impairment charges and patent litigation charges, as applicable to each period. For the periods reported above, these items had an unfavorable impact of 5.3 and 4.9 percentage points, respectively, on the return on average equity.

Operating Activities

Operating activities provided $50.0 million of cash during the six months ended August 31, 2017 compared to $85.7 million of cash provided during the same period last year.

Accounts receivable increased $8.5 million, to $238.4 million as of August 31, 2017, compared to $229.9 million at the end of fiscal year 2017. Accounts receivable turnover was 55.7 days at August 31, 2017, compared to 54.8 days for the same period last year.

Inventory increased $36.4 million, to $325.6 million as of August 31, 2017, compared to $289.1 million at the end of fiscal year 2017. Inventory turnover was 2.8 times at August 31, 2017 compared to 2.7 times August 31, 2016.

Working capital was $279.9 million at August 31, 2017, compared to $284.0 million at August 31, 2016 and our current ratio was 1.9:1 at August 31, 2017, compared to 2.0:1 as of August 31, 2016.

Investing Activities

Investing activities used $16.8 million of cash during the six months ended August 31, 2017. We spent $5.3    million on computers, furniture and other equipment, $2.9 million on tools, molds and other capital asset additions, and $8.6 million on patents and certain trademark related assets.

Financing Activities

Financing activities used $42.6 million of cash during the six months ended August 31, 2017. Highlights of those activities follow:

•	we had draws of $249.0 million against our credit agreement;
•	we repaid $285.3 million drawn against our credit agreement;
•	we repaid $5.7 million of our long-term debt;
•	employees exercised options to purchase 103,404 shares of common stock, providing $5.0 million of cash;
•	employees purchased 16,018 shares of common stock for $1.2 million through our employee stock purchase plan; and

•	we paid $6.8 million in tax obligations resulting from cashless share award settlements.

Credit and Other Debt Agreements

Credit Agreement

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1 billion as of August 31, 2017. The commitment under the Credit Agreement terminates on December 7, 2021. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. As of August 31, 2017, the outstanding revolving loan principal balance was $404.4 million and the balance of outstanding letters of credit was $7.6 million. As of August 31, 2017, the amount available for borrowings under the Credit Agreement was $588.0 million. Covenants in our debt agreements limit the amount of total indebtedness we can incur. As of August 31, 2017, these covenants effectively limited our ability to incur more than $315.2 million of additional debt from all sources, including our Credit Agreement.

Other Debt Agreements

In addition to the Credit Agreement, at August 31, 2017, we had an aggregate principal balance of $20 million of 3.9% Senior Notes due January 2018 with one remaining installment due in January 2018.

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

Contractual obligations

Our contractual obligations and commercial commitments in effect as of August 31, 2017, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF AUGUST:

		2018	2019	2020	2021	2022	After
(in thousands)	Total	1 year	2 years	3 years	4 years	5 years	5 years
Fixed rate debt	$20,000	$20,000	$-	$-	$-	$-	$-
Floating rate debt	428,708	1,900	1,900	1,900	1,900	406,300	14,808
Long-term incentive plan payouts	9,196	4,539	3,719	938	-	-	-
Interest on fixed rate debt	1,324	1,324	-	-	-	-	-
Interest on floating rate debt (1)	50,478	11,147	11,099	11,050	11,002	5,900	280
Open purchase orders	178,697	178,697	-	-	-	-	-
Long-term purchase commitments	1,324	1,324	-	-	-	-	-
Minimum royalty payments	58,683	12,553	12,767	13,035	9,293	8,980	2,055
Advertising and promotional	52,787	20,179	7,287	7,366	7,422	7,267	3,266
Operating leases	35,786	6,536	5,390	4,631	4,123	3,777	11,329
Capital spending commitments	742	742	-	-	-	-	-
Total contractual obligations (2)	$837,725	$258,941	$42,162	$38,920	$33,740	$432,224	$31,738

(1)

We estimate our future obligations for interest on our floating rate debt by assuming the weighted average interest rates in effect on each floating rate debt obligation at August 31, 2017 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, for the Credit Agreement, we assume that the balance outstanding as of August 31, 2017 remains the same for the remaining term of the agreement. The actual balance outstanding under our Credit Agreement may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations.

(2)

In addition to the contractual obligations and commercial commitments in the table above, as of August 31, 2017, we have recorded total provisions for our uncertain tax positions totaling $4.5 million. We are unable to reliably estimate the timing of most of the future payments, if any, related to uncertain tax positions. Therefore, we have excluded these tax liabilities from the table above.

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

•

expectations regarding any proposed restructurings, our recent and future acquisitions or divestitures, including our ability to realize anticipated cost savings, synergies and other benefits along with our ability to effectively integrate acquired businesses or separate divested businesses;

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2017. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of August 31, 2017, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our fiscal quarter ended August 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On May 10, 2017, our Board of Directors authorized the repurchase of up to $400 million of our outstanding common stock. The new authorization is effective for a period of three years and replaced our existing repurchase authorization of which approximately $82 million remained. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. As of August 31, 2017, our repurchase authorization allowed for the purchase of $394.1 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED AUGUST 31, 2017

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
June 1 through June 30, 2017	137	$94.00	137	$394,286
July 1 through July 31, 2017	145	98.68	145	394,271
August 1 through August 31, 2017	1,576	100.16	1,576	394,114
Total	1,858	$99.59	1,858

n

ITEM 6.	EXHIBITS

	(a)	Exhibits

		31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32**	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		101.INS *	XBRL Instance Document
		101.SCH *	XBRL Taxonomy Extension Schema
		101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
		101.DEF *	XBRL Taxonomy Extension Definition Linkbase
		101.LAB *	XBRL Taxonomy Extension Label Linkbase
		101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date: October 10, 2017	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date: October 10, 2017	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer, Principal Financial
Officer and Principal Accounting Officer