Form 10-Q
period 2017-11-30
HELEN OF TROY LTD
filed 2018-01-09
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

or

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

Yes ☐     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 4, 2018
Common Shares, $0.10 par value, per share	26,968,072 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

FORM 10‐Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Balance Sheets (Unaudited)

	November 30,	February 28,
(in thousands, except shares and par value)	2017	2017
Assets
Assets, current:
Cash and cash equivalents	$21,157	$23,087
Receivables - principally trade, less allowances of $9,624 and $5,656	302,390	229,928
Inventory	285,594	289,122
Prepaid expenses and other current assets	13,505	11,699
Income taxes receivable	-	2,242
Total assets, current	622,646	556,078

Property and equipment, net of accumulated depreciation of $118,485 and $106,561	132,989	134,935
Goodwill	602,320	698,929
Other intangible assets, net of accumulated amortization of $184,937 and $165,388	369,201	419,489
Deferred tax assets, net	44,590	1,955
Other assets, net of accumulated amortization of $1,999 and $1,930	3,149	1,710
Total assets	$1,774,895	$1,813,096

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$109,196	$111,763
Accrued expenses and other current liabilities	174,532	153,200
Income taxes payable	54,538	-
Long-term debt, current maturities	20,860	24,404
Total liabilities, current	359,126	289,367

Long-term debt, excluding current maturities	405,331	461,211
Deferred tax liabilities, net	8,153	20,091
Other liabilities, noncurrent	17,875	21,661
Total liabilities	790,485	792,330

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 26,960,863 and 27,028,665 shares
issued and outstanding	2,696	2,703
Additional paid in capital	228,143	218,760
Accumulated other comprehensive income (loss)	(1,338)	1,173
Retained earnings	754,909	798,130
Total stockholders' equity	984,410	1,020,766
Total liabilities and stockholders' equity	$1,774,895	$1,813,096

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands, except per share data)	2017	2016	2017	2016
Sales revenue, net	$453,045	$444,414	$1,191,112	$1,160,522
Cost of goods sold	251,271	250,199	664,956	650,912
Gross profit	201,774	194,215	526,156	509,610

Selling, general and administrative expense ("SG&A")	133,894	130,896	387,332	378,506
Asset impairment charges	82,227	-	136,297	7,400
Restructuring charges	1,283	-	1,283	-
Operating income (loss)	(15,630)	63,319	1,244	123,704

Nonoperating income, net	34	106	281	343
Interest expense	(3,619)	(3,625)	(11,327)	(11,142)
Income (loss) before income taxes	(19,215)	59,800	(9,802)	112,905

Income tax expense (benefit):
Current	46,625	4,928	60,188	16,625
Deferred	(35,404)	(2,740)	(54,355)	(8,713)
Net income (loss)	$(30,436)	$57,612	$(15,635)	$104,993

Earnings (loss) per share:
Basic	$(1.12)	$2.10	$(0.58)	$3.79
Diluted	$(1.12)	$2.07	$(0.58)	$3.74

Weighted average shares of common stock used in
computing net earnings per share:
Basic	27,113	27,484	27,140	27,700
Diluted	27,113	27,802	27,140	28,058

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended November 30,
	2017			2016
	Before	Tax (Expense)	Net of	Before	Tax (Expense)	Net of
(in thousands)	Tax	Benefit	Tax	Tax	Benefit	Tax
Income (loss)	$(19,215)	$(11,221)	$(30,436)	$59,800	$(2,188)	$57,612

Cash flow hedge activity - interest rate swaps
Changes in fair market value	753	(290)	463	-	-	-
Subtotal	753	(290)	463	-	-	-

Cash flow hedge activity - foreign currency contracts
Changes in fair market value	2,928	(725)	2,203	2,049	(370)	1,679
Settlements reclassified to income	(1,328)	271	(1,057)	(522)	73	(449)
Subtotal	1,600	(454)	1,146	1,527	(297)	1,230
Total other comprehensive income	2,353	(744)	1,609	1,527	(297)	1,230
Comprehensive income (loss)	$(16,862)	$(11,965)	$(28,827)	$61,327	$(2,485)	$58,842

	Nine Months Ended November 30,
	2017			2016
	Before	Tax (Expense)	Net of	Before	Tax (Expense)	Net of
(in thousands)	Tax	Benefit	Tax	Tax	Benefit	Tax
Income (loss)	$(9,802)	$(5,833)	$(15,635)	$112,905	$(7,912)	$104,993

Cash flow hedge activity - interest rate swaps
Changes in fair market value	753	(290)	463	-	-	-
Subtotal	753	(290)	463	-	-	-

Cash flow hedge activity - foreign currency contracts
Changes in fair market value	(1,275)	75	(1,200)	2,319	(412)	1,907
Settlements reclassified to income	(2,208)	434	(1,774)	(505)	20	(485)
Subtotal	(3,483)	509	(2,974)	1,814	(392)	1,422
Total other comprehensive income (loss)	(2,730)	219	(2,511)	1,814	(392)	1,422
Comprehensive income (loss)	$(12,532)	$(5,614)	$(18,146)	$114,719	$(8,304)	$106,415

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended November 30,
(in thousands)	2017	2016
Cash provided by operating activities:
Net income (loss)	$(15,635)	$104,993
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,362	33,323
Amortization of financing costs	976	876
Provision for doubtful receivables	2,076	1,489
Non-cash share-based compensation	11,130	11,661
Non-cash intangible asset impairment charges	136,297	7,400
Gain (loss) on the sale or disposal of property and equipment	(10)	167
Deferred income taxes and tax credits	(54,355)	(8,769)
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	(74,538)	(66,005)
Inventories	3,528	7,001
Prepaid expenses and other current assets	(2,850)	(2,134)
Other assets and liabilities, net	(1,532)	(3,772)
Accounts payable	(2,532)	29,004
Accrued expenses and other current liabilities	19,075	22,410
Accrued income taxes	53,637	1,496
Net cash provided by operating activities	107,629	139,140

Cash used in investing activities:
Capital and intangible asset expenditures	(19,854)	(14,989)
Proceeds from the sale of property and equipment	13	32
Payments to acquire businesses, net of cash acquired	-	(209,258)
Net cash used in investing activities	(19,841)	(224,215)

Cash used in financing activities:
Proceeds from line of credit	389,500	328,600
Repayment of line of credit	(444,200)	(380,600)
Repayment of long-term debt	(5,700)	(3,800)
Payment of financing costs	-	(89)
Proceeds from share issuances under share-based compensation plans	6,670	7,451
Payment of tax obligations resulting from cashless share award settlements	(6,830)	(507)
Payments for repurchases of common stock	(29,158)	(75,000)
Net cash used in financing activities	(89,718)	(123,945)

Net decrease in cash and cash equivalents	(1,930)	(209,020)
Cash and cash equivalents, beginning balance	23,087	225,800
Cash and cash equivalents, ending balance	$21,157	$16,780

See accompanying notes to consolidated condensed financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOVEMBER 30, 2017

Note 1 - Basis of Presentation and Related Information

In this quarterly report on Form 10-Q and the accompanying consolidated condensed financial statements and notes thereto, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. References to “the FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to U.S. generally accepted accounting principles. References to “ASU” refer to the codification of GAAP in the Accounting Standards Updates issued by the FASB. References to “ASC” refer to the codification of GAAP in the Accounting Standards Codification issued by the FASB.

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a global designer, developer, importer, marketer, and distributor of an expanding portfolio of brand-name consumer products. As of November 30, 2017, we had four segments: Housewares, Health & Home, Nutritional Supplements, and Beauty. Our Housewares segment provides a broad range of innovative consumer products for the home. Product offerings include food preparation tools and storage containers; cleaning, bath and garden tools and accessories; infant and toddler care products; and insulated beverage and food containers. The Health & Home segment focuses on healthcare devices such as thermometers, humidifiers, blood pressure monitors, and heating pads; water filtration systems; and small home appliances such as portable heaters, fans, air purifiers, and insect control devices. The Nutritional Supplements segment is a leading provider of premium branded vitamins, minerals and supplements, topical skin products and other health products sold directly to consumers, which was divested on December 20, 2017 (see Note 17 to these consolidated condensed financial statements). Our Beauty segment products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid-, solid- and powder-based personal care and grooming products.

The accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our consolidated financial position as of November 30, 2017 and February 28, 2017, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2017, and our other reports on file with the Securities and Exchange Commission (the “SEC”).

Our business is seasonal due to different calendar events, holidays and seasonal weather patterns. Historically, our highest sales volume and operating income occur in our third fiscal quarter ending November 30th. We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the United States.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated condensed financial statements and accompanying notes. Actual results may differ materially from those estimates.

Our consolidated condensed financial statements are prepared in United States (“U.S.”) Dollars. All intercompany accounts and transactions are eliminated in consolidation.

We have reclassified, combined or separately disclosed certain amounts in the prior years’ consolidated condensed financial statements and accompanying footnotes to conform to the current year’s presentation.

Note 2 – New Accounting Pronouncements

Not Yet Adopted

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging –Targeted Improvements to Accounting for Hedging Activities (Topic 815), which amends and simplifies hedge accounting with the intent of better aligning financial reporting for hedging relationships with an entity's risk management activities. The ASU is effective February 1, 2019. We are currently evaluating the effect this new accounting guidance may have on our consolidated financial position, results of operations and cash flows.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This update amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU 2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. We do not expect the adoption of ASU 2017-09 to have a material effect on our consolidated financial position, results of operations and cash flows.

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra–Entity Asset Transfers of Assets Other Than Inventory. ASU 2016-16 amends accounting guidance for intra-entity transfers of assets other than inventory to require the recognition of taxes when the transfer occurs. The amendment will be effective for us in fiscal 2019. A modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment consisting of the net impact from (1) the write-off of any unamortized expense previously deferred and (2) recognition of any previously unrecognized deferred tax assets, net of any valuation allowance. The new guidance does not include any specific new disclosure requirements. The new guidance may impact our effective tax rate, after adoption. We are currently evaluating the impact this guidance may have on our consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 will require lessees to recognize on their balance sheets “right-of-use assets” and corresponding lease liabilities, measured on a discounted basis over the lease term. Virtually all leases will be subject to this treatment except leases that meet the definition of a “short-term lease.” For expense recognition, the dual model requiring leases to be classified as either operating or finance leases has been retained from the prior standard. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Classification will use criteria very similar to those applied in current lease accounting, but without explicit bright lines. The new lease guidance will essentially eliminate off-balance sheet financing. The guidance is effective for us in fiscal 2020. The new standard must be adopted using a modified retrospective transition and requires the new guidance to be applied at the beginning of the earliest comparative period presented. We are currently evaluating the effect this new accounting guidance may have on our consolidated financial position, results of operations and cash flows.

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

Adopted

In January 2017, the FASB, issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance provides for a single-step quantitative test to identify and measure impairment, requiring an entity to recognize an impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. We adopted the new guidance in the first quarter of fiscal 2018, applying it on a prospective basis. The application of this guidance has not had a material impact on our financial position, results of operations or cash flows.

Note 3 – Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

	Estimated
	Useful Lives			November 30,	February 28,
(in thousands)	(Years)			2017	2017
Land		-		$12,800	$12,800
Building and improvements	3	-	40	109,108	109,026
Computer, furniture and other equipment	3	-	15	89,838	81,122
Tools, molds and other production equipment	1	-	10	33,792	31,157
Construction in progress		-		5,936	7,391
Property and equipment, gross				251,474	241,496
Less accumulated depreciation				(118,485)	(106,561)
Property and equipment, net				$132,989	$134,935

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	November 30,	February 28,
(in thousands)	2017	2017
Accrued compensation, benefits and payroll taxes	$31,311	$34,917
Accrued sales returns, discounts and allowances	32,050	27,377
Accrued warranty returns	23,653	21,766
Accrued advertising	30,134	23,747
Accrued legal fees and settlements	17,282	16,908
Accrued royalties	10,599	9,553
Accrued property, sales and other taxes	9,509	6,564
Accrued freight and duty	5,480	3,454
Accrued product liability	2,224	2,141
Derivative liabilities, current	2,305	47
Liability for uncertain tax positions	1,024	-
Other	8,961	6,726
Total accrued expenses and other current liabilities	$174,532	$153,200

OTHER LIABILITIES, NONCURRENT

	November 30,	February 28,
(in thousands)	2017	2017
Deferred compensation liability	$5,988	$6,560
Liability for uncertain tax positions	3,467	6,611
Other liabilities	8,420	8,490
Total other liabilities, noncurrent	$17,875	$21,661

Note 4 – Acquisitions

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

Note 5 – Goodwill and Intangible Assets

Impairment Testing in Fiscal 2018

Nutritional Supplements

During the third quarter of fiscal 2018, we continued to evaluate strategic alternatives for our Nutritional Supplements segment, including a transaction to divest the business. Over the short-term, certain of these alternatives may have a disproportionate impact on our income relative to the cost savings or generate other charges or losses.

During the third quarter of fiscal 2018, we received new information regarding the potential fair value of our Nutritional Supplements segment that we concluded should be considered when determining if impairments of our long-lived assets, including goodwill, had occurred.  Consequently, we performed interim impairment testing. As a result of our testing, we recorded pre-tax non-cash asset impairment charges totaling $82.2 million, consisting of $70.6 million to the segment’s goodwill and $11.6 million to the segment’s indefinite-lived brand assets.

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

Beauty

In our Beauty segment, we performed interim impairment testing in the first quarter of fiscal 2018 for a certain brand due to a revised financial projection. As a result of our testing, we recorded a pre-tax non-cash asset impairment charge of $4.0 million.

The fair values used in our impairment tests were determined using a weighted average of various valuation methods including estimated future discounted cash flows and other market data. The valuation techniques utilized assumptions we believed to be appropriate in the circumstances; however, future circumstances attributable to a strategic change in our business could result in changes to those assumptions and other charges or losses relating our segments may be recorded and could be material. For example, if we determine that a divestiture is a probable outcome of our strategic reviews, we may need to perform additional impairment tests that may include future offer values. We are unable to project the amount of any expense, charge or loss that may be incurred in future periods.

Impairment Testing in Fiscal 2017

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

The following table summarizes the carrying amounts and associated accumulated amortization for all intangible assets by operating segment as of the end of the periods shown:

GOODWILL AND INTANGIBLE ASSETS

	November 30, 2017				February 28, 2017
	Gross	Cumulative			Gross	Cumulative
	Carrying	Goodwill	Accumulated	Net Book	Carrying	Goodwill	Accumulated	Net Book
(in thousands)	Amount	Impairments	Amortization	Value	Amount	Impairments	Amortization	Value
Housewares:
Goodwill	$282,056	$-	$-	$282,056	$282,056	$-	$-	$282,056
Trademarks - indefinite	134,200	-	-	134,200	134,200	-	-	134,200
Other intangibles - finite	40,751	-	(17,074)	23,677	40,393	-	(15,476)	24,917
Total Housewares	457,007	-	(17,074)	439,933	456,649	-	(15,476)	441,173

Health & Home:
Goodwill	284,913	-	-	284,913	284,913	-	-	284,913
Trademarks - indefinite	54,000	-	-	54,000	54,000	-	-	54,000
Licenses - finite	15,300	-	(15,300)	-	15,300	-	(15,300)	-
Licenses - indefinite	7,400	-	-	7,400	7,400	-	-	7,400
Other intangibles - finite	117,473	-	(74,400)	43,073	116,982	-	(66,027)	50,955
Total Health & Home	479,086	-	(89,700)	389,386	478,595	-	(81,327)	397,268

Nutritional Supplements:
Goodwill	96,609	(96,609)	-	-	96,609	-	-	96,609
Brand assets - indefinite	20,432	-	-	20,432	56,020	-	-	56,020
Other intangibles - finite	52,180	-	(22,095)	30,085	44,180	-	(16,715)	27,465
Total Nutritional Supplements	169,221	(96,609)	(22,095)	50,517	196,809	-	(16,715)	180,094

Beauty:
Goodwill	81,841	(46,490)	-	35,351	81,841	(46,490)	-	35,351
Trademarks - indefinite	41,854	-	-	41,854	45,854	-	-	45,854
Trademarks - finite	150	-	(96)	54	150	-	(92)	58
Licenses - indefinite	10,300	-	-	10,300	10,300	-	-	10,300
Licenses - finite	13,696	-	(12,087)	1,609	13,696	-	(11,849)	1,847
Other intangibles - finite	46,402	-	(43,885)	2,517	46,402	-	(39,929)	6,473
Total Beauty	194,243	(46,490)	(56,068)	91,685	198,243	(46,490)	(51,870)	99,883
Total goodwill and intangible assets	$1,299,557	$(143,099)	$(184,937)	$971,521	$1,330,296	$(46,490)	$(165,388)	$1,118,418

The following table summarizes the amortization expense attributable to intangible assets recorded in SG&A in the consolidated condensed statements of operations for the periods shown below, as well as our estimated amortization expense for fiscal 2018 through 2023.

AMORTIZATION OF INTANGIBLE ASSETS

Aggregate Amortization Expense (in thousands)
For the three months ended
November 30, 2017	$6,430
November 30, 2016	7,199

Aggregate Amortization Expense (in thousands)
For the nine months ended
November 30, 2017	$19,578
November 30, 2016	21,625

Estimated Amortization Expense (in thousands)
Fiscal 2018	$26,095
Fiscal 2019	20,604
Fiscal 2020	19,516
Fiscal 2021	16,926
Fiscal 2022	6,450
Fiscal 2023	4,280

Note 6 – Share-Based Compensation Plans

We have equity awards outstanding under several share-based compensation plans. During the three- and nine-months ended November 30, 2017, we had the following share-based compensation activity:

•

We issued 1,351 and 4,279 shares, respectively, to non-employee Board members with a total grant date fair value of $0.1 and $0.4 million, respectively, and average share prices of $90.80 and $94.26, respectively.

•

We granted time-vested restricted stock units (“RSUs”) that may be settled for 5,437 and 78,352 shares, respectively, of common stock with average fair values at the grant dates of $93.75  and $89.22 per unit, respectively.

•

We granted performance-based restricted stock units (“PSUs”) for 3,795 and 70,329 shares, respectively, of common stock with average fair values at the grant dates of $92.20 and $91.54 per unit, respectively.

•	Employee RSUs for 1,115 and 35,250 shares vested and settled with a total fair value at settlement of $0.1 and $3.5 million and an average share price of $91.97 and $98.13, respectively.
•	Employees exercised stock options to purchase 7,148 and 110,552 shares of common stock, respectively.

During the three months ended May 31, 2017, employee PSUs for 149,884 shares vested and settled with a total fair value at settlement of $14.3 million, and an average share price of $95.55.

We recorded the following share-based compensation expense in SG&A for the periods shown below:

SHARE-BASED COMPENSATION EXPENSE

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
(in thousands, except per share data)	2017	2016	2017	2016
Stock options	$327	$629	$1,289	$2,036
Directors stock compensation	175	175	575	525
Performance based and other stock awards	4,202	2,151	9,141	8,998
Employee stock purchase plan	-	-	297	258
Share-based compensation expense	4,704	2,955	11,302	11,817
Less income tax benefits	(781)	(706)	(1,862)	(2,920)
Share-based compensation expense, net of income tax benefits	$3,923	$2,249	$9,440	$8,897

Earnings per share impact of share-based compensation expense:
Basic	$0.14	$0.08	$0.35	$0.32
Diluted	$0.14	$0.08	$0.35	$0.32

Note 7 – Repurchase of Helen of Troy Common Stock

On May 10, 2017, our Board of Directors authorized the repurchase of up to $400 million of our outstanding common stock. The new authorization is effective for a period of three years and replaced our existing repurchase authorization, of which approximately $82 million remained. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. As of November 30, 2017, our repurchase authorization allowed for the purchase of $364.9 million of common stock.

Our current equity-based compensation plans include provisions that allow for the “net exercise” of share settled awards by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. Net exercises are treated as purchases and retirements of shares.

The following table summarizes our share repurchase activity for the periods shown:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands, except per share data)	2017	2016	2017	2016
Common stock repurchased on the open market or through tender offer:
Number of shares	311,100	922,731	311,100	922,731
Aggregate value of shares	$29,158	$75,000	$29,158	$75,000
Average price per share	$93.72	$81.28	$93.72	$81.28

Common stock received in connection with share-based compensation:
Number of shares	299	961	72,864	6,235
Aggregate value of shares	$27	$83	$7,000	$590
Average price per share	$91.94	$85.97	$96.07	$94.60

Note 8 – Restructuring Plan

On October 5, 2017, the Company announced that it had approved a restructuring plan (referred to as “Project Refuel”) intended to enhance the performance of the Beauty and Nutritional Supplements segments. Project Refuel includes a reduction-in-force and the elimination of certain contracts. Following the divestiture of the Nutritional Supplements segment, as discussed in Note 17 to these consolidated condensed financial statements, the Company is targeting total annualized profit improvements of approximately $8.0 million over the duration of the plan.  The Company estimates the plan to be completed by the first quarter of fiscal 2020, and expects to incur total restructuring charges in the range of approximately $3.2 to $4.8 million over the same period. Restructuring provisions are determined based on estimates prepared at the time the restructuring actions are approved by management and are revised periodically. Restructuring charges also include amounts recognized as incurred.

During the three- and nine-months ended November 30, 2017, the Company incurred $1.3 million of pre-tax restructuring costs, of which $1.2 million pertained to employee severance and termination benefits in its Beauty segment and $0.1 million pertained to contract termination costs in its Nutritional Supplements segment. There were no restructuring costs during the comparable three- and nine-months ended November 30, 2016. As of November 30, 2017, the Beauty segment had made cash restructuring payments of $0.5 million and had a remaining liability of $0.7 million, and the Nutritional Supplements segment had a remaining liability of $0.1 million.

Note 9 – Commitments and Contingencies

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

Product Warranties – Most of our products are under warranty against defects in material and workmanship for periods ranging from two to five years. We estimate our warranty accrual using our historical experience and believe that this is the most reliable method by which we can estimate our warranty liability. The following table summarizes the activity in our warranty accrual for the periods shown:

ACCRUAL FOR WARRANTY RETURNS

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2017	2016	2017	2016
Beginning balance	$22,094	$19,459	$21,766	$20,622
Additions to the accrual	14,473	14,858	40,655	43,052
Reductions of the accrual - payments and credits issued	(12,914)	(12,457)	(38,768)	(41,814)
Ending balance	$23,653	$21,860	$23,653	$21,860

Notes 3, 10, 11 and 12 to these consolidated condensed financial statements provide additional information regarding certain of our significant commitments and contingencies.

Note 10 – Long-Term Debt

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provided for an unsecured total revolving commitment of $1 billion as of November 30, 2017. The commitment under the Credit Agreement terminates on December 7, 2021. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment fees and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. As of November 30, 2017, the outstanding revolving loan principal balance was $386.0 million and the face amount of outstanding letters of credit was $7.6 million. For the three- and nine-months ended November 30, 2017, borrowings under the Credit Agreement incurred interest charges at rates ranging from 2.5% to 4.5% and 2.3% to 4.8%, respectively. For the three- and nine-months ended November 30, 2016, borrowings under the Credit Agreement incurred interest charges at rates ranging from 2.0% to 4.3% and 1.9% to 4.3%, respectively. As of November 30, 2017, the amount available for borrowings under the Credit Agreement was $606.4 million. Covenants in our debt agreements limit the amount of total indebtedness we can incur. As of November 30, 2017, these covenants effectively limited our ability to incur more than $348.2 million of additional debt from all sources, including our Credit Agreement. The following table summarizes our long-term debt as of the end of the periods shown:

LONG-TERM DEBT

	Original
	Date	Interest		November 30,	February 28,
(dollars in thousands)	Borrowed	Rates	Matures	2017	2017
Mississippi Business Finance Corporation Loan (the "MBFC Loan")(1)	03/13	Floating	03/23	$24,215	$29,903
Senior Notes(2)	01/11	3.9%	01/18	19,976	19,763
Credit Agreement(3)	01/15	Floating	12/21	382,000	435,949
Total long-term debt				426,191	485,615
Less current maturities of long-term debt				(20,860)	(24,404)
Long-term debt, excluding current maturities				$405,331	$461,211

_____________________

(1)

The MBFC Loan is unsecured with an original balance of $37.6 million and interest set and payable quarterly at a Base Rate, plus a margin of up to 1.0%, or applicable LIBOR plus a margin of up to 2.0%, as determined by the interest rate elected and the Leverage Ratio. The loan is subject to holder's call on or after March 1, 2018. The loan can be prepaid without penalty.  The remaining principal balance of the MBFC Loan is payable as follows: $1.9 million annually on March 1, 2018 through 2022; and $14.8 million on March 1, 2023.  Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

(2)

$100 million unsecured Senior Notes at a fixed interest rate of 3.9% payable semi-annually. Annual principal payments of $20 million began in January 2014. Prepayment of the notes are subject to a "make whole" premium.

(3)

Floating interest rates are hedged with and interest rate swap to effectively fix interest rates on $100 million of the outstanding principal balance under the Credit Agreement.  Notes 11 and 12 to these consolidated condensed financial statements provide additional information regarding the interest rate swap.

The fair market value of the fixed rate debt at November 30, 2017, computed using a discounted cash flow analysis and comparable market rates was $20.0 million, approximately equal to the $20.0 million book value. Our other long-term debt has floating interest rates, and its book value approximates its fair value at November 30, 2017.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our debt agreements require the maintenance of certain financial covenants, including maximum leverage ratios, minimum interest coverage ratios and minimum consolidated net worth levels (as each of these terms is defined in the various agreements). Our debt agreements also contain other customary covenants. We were in compliance with the terms of these agreements as of November 30, 2017.

Note 11 – Fair Value

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

The following tables present the fair value of our financial assets and liabilities measured on a recurring basis as of the end of the periods shown:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES

Fair Values at
November 30, 2017
(in thousands)	(Level 2)(1)
Assets:
Money market accounts	$496
Interest rate swap and foreign currency contracts	1,023
Total assets	$1,519

Liabilities:
Fixed rate debt(2)	$20,035
Floating rate debt	406,215
Foreign currency contracts	2,815
Total liabilities	$429,065

Fair Values at
February 28, 2017
(in thousands)	(Level 2)(1)
Assets:
Money market accounts	$2,711
Foreign currency contracts	2,167
Total assets	$4,878

Liabilities:
Fixed rate debt(2)	$20,105
Floating rate debt	465,852
Foreign currency contracts	47
Total liabilities	$486,004

_____________________

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

We use derivatives for hedging purposes and our derivatives are primarily interest rate swaps, foreign currency contracts and cross-currency debt swaps. See Notes 3, 12 and 13 to these consolidated condensed financial statements for more information on our hedging activities.

We classify our fixed and floating rate debt as Level 2 items because the estimation of the fair market value of these financial assets requires the use of a discount rate based upon current market rates of interest for obligations with comparable remaining terms. Such comparable rates are considered significant other observable market inputs. The fair market value of the fixed rate debt was computed using a discounted cash flow analysis and discount rates of 0.3% at November 30, 2017 and 1.8% at February 28, 2017. All other long-term debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

Our other non-financial assets include goodwill and other intangible assets, which we classify as Level 3 items. These assets are measured at fair value on a non-recurring basis as part of our impairment testing. Note 5 to these consolidated condensed financial statements contains additional information regarding impairment testing and related intangible asset impairments.

Note 12 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During both the three- and nine-months ended November 30, 2017 and 2016, approximately 12% of our net sales revenue was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos and Canadian Dollars. We make most of our inventory purchases from the Far East and primarily use the U.S. Dollar for such purchases. In our consolidated condensed statements of operations, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses from remeasurement of the balance sheet are recognized in SG&A.

For the three- and nine-months ended November 30, 2017, we recorded net foreign exchange gains (losses) from remeasurement, including the impact of foreign currency hedges and cross-currency debt swaps, of $(2.2) and $(1.5) million, respectively, in SG&A, and $(0.1) and $(0.7) million, respectively, in income tax expense. For the three- and nine-months ended November 30, 2016, we recorded net foreign exchange gains (losses) from remeasurement, including the impact of foreign currency hedges and cross-currency debt swaps, of $(0.1) and $(0.6) million, respectively, in SG&A, and $(0.2) million and $(0.1) million, respectively, in income tax expense.

We hedge against certain foreign currency exchange rate risk by using a series of forward contracts designated as cash flow hedges and mark-to-market derivatives to manage the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

Interest Rate Risk - Interest on our outstanding debt as of November 30, 2017 is both floating and fixed. Fixed rates are in place on $20 million of Senior Notes at 3.9% and floating rates are in place on the balance of all other debt outstanding, which totaled $410.3 million as of November 30, 2017. If short-term interest rates increase, we will incur higher interest rates on any future outstanding balances of floating rate debt.

Borrowings under the Credit Agreement accrue interest (at the Company’s election) based on either a base rate, plus a margin of up to 1.00%, or the applicable LIBOR plus a margin of up to 2.00%, in each case, as determined by the Company’s leverage ratio, calculated pursuant to the Company’s Credit Agreement.  During September 2017, the Company effectively converted $100 million of the outstanding principal balance under the Credit Agreement to fixed rate debt using an interest rate swap. The swap converted the total aggregate notional principal from floating LIBOR interest rate payments to fixed interest rate payments at rates ranging from approximately 1.5% to 2.1% for annual periods through December 2021, as compared to the one-month LIBOR rate of approximately 1.4% as of November 30, 2017. Changes in the spread between the fixed rate payment side of the swap and the floating rate receipt side of the swap offset 100 percent of the change in any period of the underlying debt’s floating rate payments. Therefore, the swap is considered 100 percent effective.

The following table summarizes the fair values of our derivative instruments as of the end of the periods shown:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

	November 30, 2017
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
(in thousands)		Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	12/2018	€32,250	$-	$2	$1,381	$-
Foreign currency contracts - sell Canadian Dollars	Cash flow	12/2018	$27,750	252	16	-	-
Foreign currency contracts - sell Pounds	Cash flow	01/2019	£20,400	-	-	765	32
Foreign currency contracts - sell Mexican Pesos	Cash flow	05/2018	$45,000	-	-	159	-
Interest rate swap	Cash flow	12/2021	$100,000	134	619	-	-
Subtotal				386	637	2,305	32

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swaps - Euro	(1)	4/2020	$5,280	-	-	-	65
Foreign currency contracts - cross-currency debt swaps - Pound	(1)	4/2020	$6,395	-	-	-	413
Subtotal				-	-	-	478
Total fair value				$386	$637	$2,305	$510

	February 28, 2017
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
		Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Hedge Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	2/2018	€27,500	$727	$-	$-	$-
Foreign currency contracts - sell Canadian Dollars	Cash flow	6/2018	$26,000	155	32	-	-
Foreign currency contracts - sell Pounds	Cash flow	2/2018	£13,500	548	-	-	-
Foreign currency contracts - sell Mexican Pesos	Cash flow	2/2018	$59,600	-	-	47	-
Subtotal				1,430	32	47	-

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swap - Euro	(1)	1/2018	$10,000	705	-	-	-
Total fair value				$2,135	$32	$47	$-

_____________________

(1)

These are foreign currency contracts for which we have not elected hedge accounting.  We refer to them as “cross-currency debt swaps”. They, in effect, adjust the currency denomination of a portion of our outstanding debt to the Euro and British Pound, as applicable, for the notional amounts reported, creating an economic hedge against currency movements.

The following table summarizes the pre-tax effect of derivative instruments for the periods shown:

PRE-TAX EFFECT OF DERIVATIVE INSTRUMENTS

	Three Months Ended November 30,
	Gain (Loss)		Gain (Loss) Reclassified from
	Recognized in OCI		Accumulated Other Comprehensive			Gain (Loss) Recognized
	(effective portion)		Income (Loss) into Income			As Income
(in thousands)	2017	2016	Location	2017	2016	Location	2017	2016
Currency contracts - cash flow hedges	$2,928	$2,049	SG&A	$1,328	$522		$-	$-
Interest rate swaps - cash flow hedges	753	-	Interest expense	-	-	Interest expense	(48)	-
Cross-currency debt swaps - principal	-	-		-	-	SG&A	(419)	493
Cross-currency debt swaps - interest	-	-		-	-	Interest Expense	74	-
Total	$3,681	$2,049		$1,328	$522		$(393)	$493

	Nine Months Ended November 30,
	Gain (Loss)		Gain (Loss) Reclassified from
	Recognized in OCI		Accumulated Other Comprehensive			Gain (Loss) Recognized
	(effective portion)		Income (Loss) into Income			As Income
(in thousands)	2017	2016	Location	2017	2016	Location	2017	2016
Currency contracts - cash flow hedges	$(1,275)	$2,319	SG&A	$2,208	$505		$-	$-
Interest rate swaps - cash flow hedges	753	-	Interest expense	-	-	Interest expense	(48)	-
Cross-currency debt swaps - principal	-	-		-	-	SG&A	(1,183)	528
Cross-currency debt swaps - interest	-	-		-	-	Interest Expense	74	35
Total	$(522)	$2,319		$2,208	$505		$(1,157)	$563

We expect pre-tax net losses of $2.1 million associated with foreign currency contracts currently reported in accumulated other comprehensive income, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle.

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

Note 13 – Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component and related tax effects for the  fiscal 2018 year-to-date are as follows:

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

	Unrealized Holding Gains (Losses) on Cash Flow Hedges
(in thousands)	Interest Rate Swaps(1)	Foreign Currency Contracts(2)	Total
Balance at February 28, 2017	$-	$1,173	$1,173
Other comprehensive income (loss) before reclassification	753	(1,275)	(522)
Amounts reclassified out of accumulated other comprehensive income (loss)	-	(2,208)	(2,208)
Tax effects	(290)	509	219
Other comprehensive income (loss)	463	(2,974)	(2,511)
Balance at November 30, 2017	$463	$(1,801)	$(1,338)

_____________________

(1)	Includes net deferred tax benefits of $0.3 million at November 30, 2017.
(2)	Balances at November 30, 2017 and February 28, 2017 include net deferred tax benefit (expense) of $0.3 and $(0.2) million, respectively.

Note 14 – Segment Information

The following tables present segment information for the periods shown:

THREE MONTHS ENDED

(in thousands)			Nutritional
November 30, 2017	Housewares	Health & Home	Supplements	Beauty	Total
Sales revenue, net	$128,017	$190,975	$29,336	$104,717	$453,045
Asset impairment charges	-	-	82,227	-	82,227
Restructuring charges	-	-	118	1,165	1,283
Operating income (loss)	29,982	27,897	(83,521)	10,012	(15,630)
Capital and intangible asset expenditures	565	171	1,802	502	3,040
Depreciation and amortization	1,444	4,232	2,374	2,710	10,760

			Nutritional
November 30, 2016	Housewares	Health & Home	Supplements	Beauty	Total
Sales revenue, net	$124,723	$179,842	$32,163	$107,686	$444,414
Asset impairment charges	-	-	-	-	-
Restructuring charges	-	-	-	-	-
Operating income (loss)	29,223	20,155	(80)	14,021	63,319
Capital and intangible asset expenditures	1,100	1,492	1,558	624	4,774
Depreciation and amortization	1,429	5,221	2,108	2,467	11,225

NINE MONTHS ENDED

(in thousands)			Nutritional
November 30, 2017	Housewares(1)	Health & Home	Supplements	Beauty	Total
Sales revenue, net	$341,165	$489,102	$92,212	$268,633	$1,191,112
Asset impairment charges	-	-	132,297	4,000	136,297
Restructuring charges	-	-	118	1,165	1,283
Operating income (loss)	71,601	$50,187	$(138,413)	$17,869	1,244
Capital and intangible asset expenditures	1,166	1,381	14,561	2,746	19,854
Depreciation and amortization	4,290	12,553	7,223	8,296	32,362

			Nutritional
November 30, 2016	Housewares(1)	Health & Home	Supplements	Beauty	Total
Sales revenue, net	$315,302	$470,650	$101,215	$273,355	$1,160,522
Asset impairment charges	-	-	5,000	2,400	7,400
Restructuring charges	-	-	-	-	-
Operating income (loss)	68,956	39,156	(6,581)	22,173	123,704
Capital and intangible asset expenditures	3,938	3,526	3,665	3,860	14,989
Depreciation and amortization	4,200	15,738	6,242	7,143	33,323

_____________________

(1)	The nine months ended November 30, 2017 includes a full nine months of operating results for Hydro Flask compared to eight and one-half months for the nine months ended November 30, 2016.

We compute segment operating income based on net sales revenue, less cost of goods sold, SG&A, restructuring charges, and any asset impairment charges associated with the segment. The SG&A used to compute each segment’s operating income (loss) is directly associated with the segment, plus shared service and corporate overhead expenses that are allocable to the segment. We do not allocate nonoperating income and expense, including interest or income taxes, to operating segments.

Note 15 – Income Taxes

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

For the three months ended November 30, 2017, income tax expense as a percentage of pre-tax loss was (58.4)%, compared to expense of 3.7% for the same period last year, primarily due to the recognition of tax benefits from impairment charges over the course of the year in relation to pre-tax income, as opposed to the periods in which the charges were incurred.

For the nine months ended November 30, 2017, income tax expense as a percentage of pre-tax loss was (59.5)% compared to expense of 7.0% for the same period last year, primarily due to the recognition of tax benefits from impairment charges over the course of the year in relation to pre-tax income as opposed to the periods in which the charges were incurred. As a result, the expected tax benefit from impairment charges of $52.8 million will be recognized entirely in the fourth quarter of fiscal 2018 relative to pre-tax income. Income taxes for the nine months ended November 30, 2017 also included:

•	$2.6 million in excess tax benefits from share-based compensation settlements and exercises; and
•	$2.8 million of tax benefits related to the resolution of uncertain tax positions.

Income taxes for the nine months ended November 30, 2016 included tax benefits of $1.4 million related the resolution of uncertain tax positions, $1.6 million in excess tax benefits from share-based compensation settlements and exercises, and $1.2 million in tax benefits due to the finalization of certain tax returns.

Note 16 – Earnings per Share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities. Dilutive securities at any given point in time may consist of outstanding options to purchase common stock and issued and contingently issuable unvested restricted share units (“RSUs”) and performance-based restricted share units (“PSUs”). Due to the net loss for the three and nine months ended November 30, 2017, 154,255 and 164,017 incremental shares from share-based compensation arrangements were excluded from the computation of diluted weighted average shares outstanding, respectively, because their effect would be anti-dilutive.  Options for common stock are excluded from the computation of diluted earnings per share if their effect is antidilutive. See Note 6 to these consolidated condensed financial statements for more information regarding share-based compensation awards.

The following table presents our basic and diluted shares for the periods shown:

WEIGHTED AVERAGE DILUTED SECURITIES

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2017	2016	2017	2016
Weighted average shares outstanding, basic	27,113	27,484	27,140	27,700
Incremental shares from share-based compensation arrangements	-	318	-	358
Weighted average shares outstanding, diluted	27,113	27,802	27,140	28,058

Dilutive securities, stock options	222	325	236	401
Dilutive securities, unvested or unsettled stock awards	82	163	100	163
Antidilutive securities	354	149	344	142

Note 17 – Subsequent Events

Divestiture of the Nutritional Supplements Segment

On December 20, 2017, the Company completed the sale of Healthy Directions LLC and its subsidiaries to Direct Digital, LLC. The purchase price from the sale is comprised of $46 million in cash, paid at closing, and a supplemental payment with a target value of $25 million, payable on or before August 1, 2019. The final amount of the supplemental payment may be adjusted up or down based on the performance of Healthy Directions through February 28, 2018.  The final purchase price is also subject to a customary working capital adjustment. The transaction is not reflected in our consolidated condensed financial statements as of and for the period ended November 30, 2017.

Tax Reform

The Tax Cuts and Jobs Act was signed into law in December 2017, which represents significant U.S. federal tax reform legislation that includes a permanent reduction to the U.S. federal corporate income tax rate. The permanent reduction to the federal corporate income tax rate will have the effect of a one-time impact to the value of our deferred tax assets and liabilities. Additionally, we expect that the tax reform legislation will subject certain of our cumulative foreign earnings and profits to U.S. income taxes through a deemed repatriation. We are reviewing the recently enacted tax reform’s effects on our deferred tax assets and the taxation of certain foreign earnings and profits, and we expect to recognize the impact in the fourth quarter of fiscal 2018.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis (“MD&A”) contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk” and “Information Regarding Forward-Looking Statements” in this report and “Risk Factors” in the Company’s most recent annual report on Form 10-K for the fiscal year ended February 28, 2017 (Form 10-K) and its other filings with the Securities and Exchange Commission (the “SEC”). This discussion should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1. of this report. Throughout MD&A, we refer to our Leadership Brands, which are brands that have number-one and number-two positions in their respective categories and include OXO®, Honeywell®, Braun®, PUR®, Hydro Flask®, Vicks®, and Hot Tools®.

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

Significant Trends Impacting the Business

Sale of the Nutritional Supplements Business

On December 20, 2017, the Company completed the sale of Healthy Directions LLC and its subsidiaries to Direct Digital, LLC. The purchase price from the sale is comprised of $46 million in cash, paid at closing, and a supplemental payment with a target value of $25 million, payable on or before August 1, 2019. The final amount of the supplemental payment may be adjusted up or down based on the performance of Healthy Directions through February 28, 2018.  As a result, at this time, we are unable to accurately determine the amount of the supplemental payment the Company will receive. The final purchase price is also subject to a customary working capital adjustment. The transaction is not reflected in our consolidated condensed financial statements as of and for the period ended November 30, 2017.

During the third quarter of fiscal 2018, we received information regarding the potential fair value of our Nutritional Supplements business that we concluded should be considered when determining if impairments of our long-lived assets, including goodwill, had occurred.  As a result of our testing, we recorded pre-tax non-cash asset impairment charges totaling $82.2 million, consisting of $70.6 million to the segment’s goodwill and $11.6 million to the segment’s indefinite-lived brand assets.

In the first and second quarters of fiscal 2018, we recorded pre-tax non-cash asset impairment charges related to the Nutritional Supplements segment totaling $32.0 million and $18.1 million, respectively. For additional information regarding impairment testing and related intangible asset impairments, see Note 5 to the accompanying consolidated condensed financial statements.

The fair values used in our impairment tests were determined using a weighted average of various valuation methods including estimated future discounted cash flows and other market data. The valuation techniques utilized assumptions we believe to be appropriate in the circumstances; however, future circumstances attributable to a strategic change in the Nutritional Supplements segment, such as the sale of the business, could result in changes to those assumptions and other charges or losses relating to the segment may be recorded and could be material.

Restructuring Plan

On October 5, 2017, the Company announced that it had approved a restructuring plan (referred to as “Project Refuel”) intended to enhance the performance of the Beauty and Nutritional Supplements segments. Project Refuel includes a reduction-in-force and the elimination of certain contracts. Following the divestiture of the Nutritional Supplements segment, as discussed in Note 17 to the accompanying  consolidated condensed financial statements, the Company is targeting total annualized profit improvements of approximately $8.0 million over the duration of the plan. The Company estimates the plan to be completed by the first quarter of fiscal 2020, and expects to incur total restructuring charges in the range of approximately $3.2 to $4.8 million over the same period. Restructuring provisions are determined based on estimates prepared at the time the restructuring actions are approved by management and are revised periodically. Restructuring charges also include amounts recognized as incurred. For the three- and nine-months ended November 30, 2017, the Company incurred $1.3 million of pre-tax restructuring costs, of which $1.2 million related to employee severance and termination benefits and $0.1 million related to contract termination costs.

Tax Reform

The Tax Cuts and Jobs Act was signed into law in December 2017, which represents significant U.S. federal tax reform legislation that includes a permanent reduction to the U.S. federal corporate income tax rate. The permanent reduction to the federal corporate income tax rate will have the effect of a one-time impact to the value of our deferred tax assets and liabilities. Additionally, we expect that the tax reform legislation will subject certain of our cumulative foreign earnings and profits to U.S. income taxes through a deemed repatriation. We are reviewing the recently enacted tax reform’s effects on our deferred tax assets and the taxation of certain foreign earnings and profits, and we expect to recognize the impact in the fourth quarter of fiscal 2018.

Foreign Currency Exchange Rate Fluctuations

Due to the nature of our operations, we have exposure to the impact of fluctuations in exchange rates from transactions that are denominated in a currency other than our reporting currency (the U.S. Dollar). The most significant currencies affecting our operating results are the British Pound, Euro, Canadian Dollar, and Mexican Peso. For the three months ended November 30, 2017, changes in foreign currency exchange rates had a favorable impact on consolidated U.S. dollar reported net sales revenue of approximately $2.8 million, or 0.6%.  For the nine months ended November 30, 2017, net foreign currency exchange rate fluctuations had a favorable impact on our consolidated U.S. dollar reported net sales revenue of approximately $1.1 million, or 0.1%.

Consumer Spending and Changes in Shopping Preferences

Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy, as approximately 81%, 80% and 79% of our consolidated net sales were from U.S. shipments in fiscal 2017, 2016 and 2015, respectively. Additionally, the shift in consumer shopping preferences to online or multichannel shopping experiences has shifted the concentration of our sales. For fiscal 2017, 2016 and 2015, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 13%, 10% and 9%, respectively, of our total consolidated net sales revenue for each fiscal year and grew over 30% in fiscal 2017. For the third quarter and first nine months of fiscal 2018, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 17% and 16% respectively of our total consolidated net sales revenue and grew approximately 19% and 21%, respectively, compared to the same periods last year. With the continued growth in online sales across the retail landscape, many brick and mortar retailers are aggressively looking for ways to improve their customer delivery capabilities to be able to meet customer expectations. As a result, it will become increasingly important for us to leverage our distribution capabilities in order to meet the changing demands of our customers, as well as to increase our online capabilities to support our direct-to-consumer sales channels and online channel sales by our retail customers.

Variability of the Cough/Cold/Flu Season

Sales in several of our Health & Home segment categories are highly correlated to the severity of winter weather and cough/cold/flu incidence. In the U.S., the cough/cold/flu season historically runs from November through March, with peak activity normally in January to March. For the 2016-2017 season, fall and winter weather was mild and reports of cough/cold/flu incidence were below the 2015-2016 season, which was a below average season. We expect that the weakness in the 2016-2017 cough/cold/flu season will have an unfavorable impact on initial replenishment of affected categories during fiscal 2018, due to high retail inventory levels.

Third Quarter Fiscal 2018 Financial Results

•	Consolidated net sales revenue increased 1.9%, or $8.6 million, to $453.0 million for the three months ended November 30, 2017, compared to $444.4 million for the same period last year.
•

Consolidated operating loss was $(15.6) million for the three months ended November 30, 2017, compared to operating income of $63.3 million in the same period last year. Consolidated operating income for the three months ended November 30, 2017 includes a pre-tax non-cash asset impairment charge of $82.2 million and pre-tax restructuring charges of $1.3 million associated with Project Refuel. There were no comparable charges in the same period last year.

•

Consolidated adjusted operating income increased 7.5%, or $5.5 million, to $79.0 million for the three months ended November 30, 2017, compared to $73.4 million in the same period last year. Consolidated adjusted operating margin increased 0.9 percentage points to 17.4% of consolidated net sales revenue in the three months ended November 30, 2017, compared to 16.5% in the same period last year.

•

Net loss was $(30.4) million for the three months ended November 30, 2017, compared to net income of $57.6 million for the same period last year. Diluted loss per share was $(1.12) for the three months ended November 30, 2017, compared to diluted earnings per share of $2.07 in the same period last year.

•

Adjusted income increased 4.3% to $68.8 million in the three months ended November 30, 2017, compared to $66.0 million in the same period last year. Adjusted diluted earnings per share increased 6.3% to $2.52 in the three months ended November 30, 2017, compared to $2.37 in the same period last year.

Year-To-Date Fiscal 2018 Financial Results

•	Consolidated net sales revenue increased 2.6%, or $30.6 million, to $1,191.1 million for the nine months ended November 30, 2017, compared to $1,160.5 million for the same period last year.
•

Consolidated operating income was $1.2 million for the nine months ended November 30, 2017, compared to operating income of $123.7 million in the same period last year. Consolidated operating income for the nine months ended November 30, 2017 includes: (i) pre-tax non-cash asset impairment charges of $136.3 million; (ii) a $3.6 million charge related to the bankruptcy of Toys “R” Us (“TRU”); and (iii) pre-tax restructuring charges of $1.3 million associated with Project Refuel. The nine months ended November 30, 2016 includes pre-tax non-cash impairment charges of $7.4 million.

•

Consolidated adjusted operating income increased 4.4%, or $7.3 million to $173.1 million for the nine months ended November 30, 2017, compared to $165.9 million in the same period last year. Consolidated adjusted operating margin increased 0.2 percentage points to 14.5% of consolidated net sales revenue for the nine months ended November 30, 2017, compared to 14.3% in the same period last year.

•

Net loss was $(15.6) million for the nine months ended November 30, 2017, compared to net income of $105.0 million for the same period last year. Diluted loss per share was $(0.58) for the nine months ended November 30, 2017, compared to diluted earnings per share of $3.74 in the same period last year.

•

Adjusted income increased 9.0% to $151.5 million for the nine months ended November 30, 2017, compared to $138.9 million  in the same period last year. Adjusted diluted earnings per share increased 12.1% to $5.55 for the nine months ended November 30, 2017, compared to $4.95 in the same period last year.

Adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted earnings per share as discussed above are non‐GAAP financial measures and are discussed further, and reconciled to their applicable GAAP‐based measures in each respective section below. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures, is furnished in the section below entitled, “Explanation of Non-GAAP Financial Measures”.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, our selected operating data, in U.S. Dollars, as a year-over-year percentage change and as a percentage of net sales revenue. We will refer to this table in the discussion of results of operations which follows:

	Three Months Ended November 30,				% of Sales Revenue, net
(In thousands)	2017	2016	$ Change	% Change	2017	2016
Sales revenue by segment, net
Housewares	$128,017	$124,723	$3,294	2.6%	28.3%	28.1%
Health & Home	190,975	179,842	11,133	6.2%	42.2%	40.5%
Nutritional Supplements	29,336	32,163	(2,827)	(8.8)%	6.5%	7.2%
Beauty	104,717	107,686	(2,969)	(2.8)%	23.1%	24.2%
Total sales revenue, net	453,045	444,414	8,631	1.9%	100.0%	100.0%
Cost of goods sold	251,271	250,199	1,072	0.4%	55.5%	56.3%
Gross profit	201,774	194,215	7,559	3.9%	44.5%	43.7%
Selling, general and administrative expense	133,894	130,896	2,998	2.3%	29.6%	29.5%
Asset impairment charges	82,227	-	82,227	*	18.1%	-%
Restructuring charges	1,283	-	1,283	*	0.3%	-%
Operating income (loss)	(15,630)	63,319	(78,949)	(124.7)%	(3.4)%	14.2%
Nonoperating income, net	34	106	(72)	(67.9)%	-%	-%
Interest expense	(3,619)	(3,625)	6	(0.2)%	(0.8)%	(0.8)%
Total other expense	(3,585)	(3,519)	(66)	1.9%	(0.8)%	(0.8)%
Income (loss) before income taxes	(19,215)	59,800	(79,015)	(132.1)%	(4.2)%	13.5%
Income tax expense	11,221	2,188	9,033	*	2.5%	0.5%
Net income (loss)	$(30,436)	$57,612	$(88,048)	(152.8)%	(6.7)%	13.0%

	Nine Months Ended November 30,				% of Sales Revenue, net
	2017	2016	$ Change	% Change	2017	2016
Sales revenue by segment, net
Housewares(1)	$341,165	$315,302	$25,863	8.2%	28.6%	27.2%
Health & Home	489,102	470,650	18,452	3.9%	41.1%	40.6%
Nutritional Supplements	92,212	101,215	(9,003)	(8.9)%	7.7%	8.7%
Beauty	268,633	273,355	(4,722)	(1.7)%	22.6%	23.6%
Total sales revenue, net	1,191,112	1,160,522	30,590	2.6%	100.0%	100.0%
Cost of goods sold	664,956	650,912	14,044	2.2%	55.8%	56.1%
Gross profit	526,156	509,610	16,546	3.2%	44.2%	43.9%
Selling, general and administrative expense	387,332	378,506	8,826	2.3%	32.5%	32.6%
Asset impairment charges	136,297	7,400	128,897	*	11.4%	0.6%
Restructuring charges	1,283	-	1,283	*	0.1%	-%
Operating income	1,244	123,704	(122,460)	(99.0)%	0.1%	10.7%
Nonoperating income, net	281	343	(62)	(18.1)%	-%	-%
Interest expense	(11,327)	(11,142)	(185)	1.7%	(1.0)%	(1.0)%
Total other expense	(11,046)	(10,799)	(247)	2.3%	(0.9)%	(0.9)%
Income (loss) before income taxes	(9,802)	112,905	(122,707)	(108.7)%	(0.8)%	9.7%
Income tax expense	5,833	7,912	(2,079)	(26.3)%	0.5%	0.7%
Net income (loss)	$(15,635)	$104,993	$(120,628)	(114.9)%	(1.3)%	9.0%

_____________________

(1)	The nine months ended November 30, 2017 includes approximately one-half month of incremental operating results from Hydro Flask, which was acquired on March 18, 2016.

* Calculation is not meaningful

Comparison of Third Quarter Fiscal 2018 to Third Quarter Fiscal 2017

Consolidated and Segment Net Sales

The following table summarizes the impact that core business, foreign exchange and acquisitions, as applicable, had on our net sales revenue by segment:

	Three Months Ended November 30,
(in thousands)	Housewares	Health & Home	Nutritional Supplements	Beauty	Total
Fiscal 2017 sales revenue, net	$124,723	$179,842	$32,163	$107,686	$444,414
Core business	3,074	9,323	(2,827)	(3,731)	5,839
Impact of foreign currency	220	1,810	-	762	2,792
Change in sales revenue, net	3,294	11,133	(2,827)	(2,969)	8,631
Fiscal 2018 sales revenue, net	$128,017	$190,975	$29,336	$104,717	$453,045

Total net sales revenue growth	2.6%	6.2%	(8.8)%	(2.8)%	1.9%
Core business	2.5%	5.2%	(8.8)%	(3.5)%	1.3%
Impact of foreign currency	0.2%	1.0%	-%	0.7%	0.6%

_____________________

In the above table, core business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand is acquired, excluding the impact that foreign currency had on reported net sales. Net sales revenue from internally developed brands or product lines is considered core business activity.

Consolidated Net Sales Revenue

Consolidated net sales revenue increased $8.6 million, or 1.9%, to $453.0 million for the three months ended November 30, 2017, compared to $444.4 million for the same period last year. The growth was primarily driven by new product introductions, online customer growth, incremental distribution, growth in international sales, and a favorable impact from foreign currency, partially offset by:

•	a decline in the Nutritional Supplements segment of $2.8 million, or 8.8%;
•	a decline in our Beauty segment of $3.0 million or 2.8%, primarily attributable to the personal care category; and
•	the impact of lower store traffic and soft consumer spending at traditional brick and mortar retail.

Segment Net Sales Revenue

Housewares

Net sales revenue in the Housewares segment increased $3.3 million, or 2.6%, to $128.0 million for the three months ended November 30, 2017, compared to $124.7 million for same period last year. The growth was primarily driven by an increase in online sales, incremental distribution with existing customers, international growth, and new product introductions for both the Hydro Flask and OXO brands. These factors were partially offset by the unfavorable impact of lower store traffic and soft consumer spending at traditional brick and mortar retail, and the unfavorable comparative impact of strong sales into the club channel in the same period last year.

Health & Home

Net sales revenue in the Health & Home segment increased $11.1 million, or 6.2%, to $191.0 million for the three months ended November 30, 2017, compared to $179.8 million for the same period last year. The growth was primarily driven by online sales, expanded international distribution, and incremental distribution with existing customers. Segment net sales also benefitted from the favorable impact of net foreign currency fluctuations of approximately $1.8 million, or 1.0%. These factors were partially offset by lower royalty revenue and lower store traffic at traditional brick and mortar retail outlets.

Nutritional Supplements

Net sales revenue in the Nutritional Supplements segment decreased $2.8 million, or 8.8%, to $29.3 million for the three months ended November 30, 2017, compared to $32.2 million for the same period last year. The decrease was primarily driven by a decline in auto-delivery revenue resulting primarily from the transition to new order management and customer relationship management systems, partially offset by increases in direct mail and third-party retail sales.

Beauty

Net sales revenue in the Beauty segment decreased 2.8% to $104.7 million for the three months ended November 30, 2017, compared to $107.7 million for the same period last year. Solid growth in both retail and professional appliance sales, particularly to online retail customers, was offset by declines in the personal care category. Segment net sales benefitted from the favorable impact of net foreign currency fluctuations of approximately $0.8 million, or 0.7%.

Gross Profit Margin

Consolidated gross profit as a percentage of net sales revenue for the three months ended November 30, 2017 increased 0.8% percentage points to 44.5%, compared to 43.7% for the same period last year. The increase in consolidated gross profit margin was primarily due to favorable product mix, growth in our Leadership Brands and the favorable impact of net foreign currency fluctuations, partially offset by the unfavorable impact that the revenue declines in the Nutritional Supplements segment and the personal care category had on consolidated gross profit margin.

Selling, General and Administrative Expense (“SG&A”)

Our consolidated SG&A ratio, defined as consolidated SG&A expense as a percent of consolidated net sales, increased 0.1% percentage points to 29.6% for the three months ended November 30, 2017, compared to 29.5% for the same period last year. The increase in consolidated SG&A ratio was primarily due to:

•	higher incentive compensation expense; and
•	the unfavorable comparative impact of foreign currency revaluations year-over-year.

These factors were partially offset by:

•	lower advertising expense;
•	a decline in product liability expense;
•	improved distribution and logistics efficiency and lower outbound freight costs; and
•	the impact that higher overall net sales had on operating leverage.

Asset Impairment Charges

As previously discussed under the heading “Significant Trends Impacting the Business”, we performed interim impairment testing in the third quarter of fiscal 2018. As a result of our testing, we recorded pre-tax non-cash asset impairment charges of $82.2  million in our Nutritional Supplements segment, of which $70.6 million relates to the segment’s goodwill and $11.6 million relates to the segment’s indefinite-lived brand assets.

Operating Income (Loss), Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment

In order to provide a better understanding of the comparative impact of certain items on operating income, the tables that follow report the comparative before tax impact of non‐cash asset impairment charges, restructuring charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on operating income (loss) and operating margin for each segment and in total for the periods covered below.

	Three Months Ended November 30, 2017
(In thousands)	Housewares		Health & Home		Nutritional Supplements		Beauty		Total
Operating income (loss), as reported (GAAP)	$29,982	23.4%	$27,897	14.6%	$(83,521)	(284.7)%	$10,012	9.6%	$(15,630)	(3.4)%
Asset impairment charges	-	-%	-	-%	82,227	280.3%	-	-%	82,227	18.1%
Restructuring charges(1)	-	-%	-	-%	118	0.4%	1,165	1.1%	1,283	0.3%
Subtotal	29,982	23.4%	27,897	14.6%	(1,176)	(4.0)%	11,177	10.7%	67,880	15.0%
Amortization of intangible assets	489	0.4%	2,797	1.5%	1,770	6.0%	1,374	1.3%	6,430	1.4%
Non-cash share-based compensation	1,527	1.2%	1,632	0.9%	467	1.6%	1,025	1.0%	4,651	1.0%
Adjusted operating income (non-GAAP)	$31,998	25.0%	$32,326	16.9%	$1,061	3.6%	$13,576	13.0%	$78,961	17.4%

	Three Months Ended November 30, 2016
(In thousands)	Housewares		Health & Home		Nutritional Supplements		Beauty		Total
Operating income (loss), as reported (GAAP)	$29,223	23.4%	$20,155	11.2%	$(80)	(0.2)%	$14,021	13.0%	$63,319	14.2%
Amortization of intangible assets	658	0.5%	3,546	2.0%	1,571	4.9%	1,424	1.3%	7,199	1.6%
Non-cash share-based compensation	671	0.5%	872	0.5%	369	1.1%	991	0.9%	2,903	0.7%
Adjusted operating income (non-GAAP)	$30,552	24.5%	$24,573	13.7%	$1,860	5.8%	$16,436	15.3%	$73,421	16.5%

_____________________

(1)	Charges incurred in conjunction with the Company’s restructuring plan for the three months ended November 30, 2017, with no comparable charges in the same period last year.

Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures, is furnished in the section below entitled, “Explanation of Non-GAAP Financial Measures”.

Consolidated

Consolidated operating loss was $(15.6) million, or (3.4)% of net sales, compared to $63.3 million, or 14.2% of net sales, for the same period last year. The three months ended November 30, 2017 includes pre-tax non-cash asset impairment charges of $82.2 million in our Nutritional Supplements segment and pre-tax restructuring charges of $1.3 million related to Project Refuel, with no comparable charges in the same period last year. These items unfavorably impacted the year-over-year comparison of operating margin by 18.4 percentage points. The remaining increase in consolidated operating margin primarily reflects:

•	a higher mix of Leadership Brand sales at a higher operating margin;
•	lower marketing and advertising expense;
•	a decline in product liability expense;
•	improved distribution and logistics efficiency and lower outbound freight costs; and
•	the impact that higher overall net sales had on operating leverage.

These factors were partially offset by:

•	higher incentive compensation expense; and
•	the unfavorable comparative impact of foreign currency revaluations year-over-year.

Consolidated adjusted operating income increased 7.5% to $79.0 million, or 17.4% of net sales, compared to $73.4 million, or 16.5% of net sales, in the same period last year.

Housewares

The Housewares segment’s operating income was $30.0 million, or 23.4% of segment net sales, compared to $29.2 million, or 23.4% of segment net sales, for the same period last year. The segment operating margin was unchanged, reflecting lower incentive compensation expense and the favorable impact of increased operating leverage from net sales growth, offset by higher marketing, advertising and new product development expense.

Segment adjusted operating income increased 4.7% to $32.0 million, or 25.0% of segment net sales, compared to $30.6 million, or 24.5% of segment net sales, in the same period last year.

Health & Home

The Health & Home segment’s operating income was $27.9 million, or 14.6% of segment net sales, compared to $20.2 million, or 11.2% of segment net sales, in the same period last year. The 3.4 percentage point increase in segment operating margin is primarily due to:

•	a decline in product liability expense;
•	lower legal fee expense;
•	improved distribution and logistics efficiency and lower outbound freight costs;
•	a decrease in marketing, advertising and new product development expense;
•	increased operating leverage from net sales growth; and
•	the favorable impact of net foreign currency fluctuations on net sales.

Segment adjusted operating income increased 31.6% to $32.3 million, or 16.9% of segment net sales, compared to $24.6 million, or 13.7% of segment net sales, in the same period last year.

Nutritional Supplements

The Nutritional Supplements segment’s operating loss was $(83.5) million for the three months ended November 30, 2017, compared to an operating loss of $(0.1) million in the same period last year. The increase in the segment operating loss is primarily due to:

•	the impact of pre-tax non-cash asset impairment charges of $82.2 million recorded during the three months ended November 30, 2017, with no comparable charges in the same period last year;
•	higher promotion, advertising and customer acquisition costs as a percentage of sales;
•	pre-tax restructuring charges of $0.1 million associated with Project Refuel; and
•	the net sales decline and its unfavorable impact on operating leverage.

Segment adjusted operating income was $1.1 million compared to $1.9 million in the same period last year.

Beauty:

The Beauty segment’s operating income was $10.0 million, or 9.6% of segment net sales, for the three months ended November 30, 2017, compared to $14.0 million, or 13.0% of segment net sales, in the same period last year. The decrease in operating margin is primarily due to pre-tax restructuring charges of $1.2 million associated with Project Refuel, higher incentive compensation expense and the net sales decline in the personal care category and its unfavorable impact on sales mix and operating leverage. These factors were partially offset by:

•	lower media advertising expense; and
•	improved distribution and logistics efficiency and lower outbound freight costs.

Segment adjusted operating income decreased 17.4% to $13.6 million, or 13.0% of segment net sales, compared to $16.4 million, or 15.3% of segment net sales, in the same period last year.

Interest Expense

Interest expense was $3.6 million for both the three months ended November 30, 2017 and 2016. Lower average levels of debt held during the three months ended November 30, 2017, were offset by higher overall average interest rates.

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

For the three months ended November 30, 2017, income tax expense as a percentage of pretax loss was (58.4)%, compared to income tax expense of 3.7% for the same period last year, primarily due to the recognition of tax benefits from impairment charges over the course of the year in relation to pre-tax income, as opposed to the periods in which the charges were incurred. As a result, the expected tax benefit from impairment charges of $52.8 million will be recognized entirely in the fourth quarter of fiscal 2018, relative to pre-tax income.

Net Income (Loss), Earnings (Loss) Per Share, Adjusted Income (non-GAAP), and Adjusted Diluted Earnings Per Share (non-GAAP)

In order to provide a better understanding of the impact of certain items on our net income (loss) and earnings (loss) per share, the analysis that follows reports the comparative after tax impact of non‐cash asset impairment charges, restructuring charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable.

	Three Months Ended November 30, 2017
	Income (Loss)			Diluted Earnings (Loss) Per Share
(in thousands, except per share data)	Before tax	Tax	Net of Tax	Before tax	Tax	Net of Tax
As reported (GAAP)	$(19,215)	$11,221	$(30,436)	$(0.71)	$0.41	$(1.12)

Asset impairment charges	82,227	(6,380)	88,607	3.02	(0.23)	3.25
Restructuring charges(1)	1,283	69	1,214	0.05	-	0.04
Subtotal	64,295	4,910	59,385	2.36	0.18	2.18
Amortization of intangible assets	6,430	853	5,577	0.24	0.03	0.20
Non-cash share-based compensation	4,651	781	3,870	0.17	0.03	0.14
Adjusted (non-GAAP)	$75,376	$6,544	$68,832	$2.76	$0.24	$2.52

Weighted average shares of common stock used in computing:
Diluted earnings (loss) per share, as reported						27,113
Adjusted diluted earnings per share (non-GAAP)						27,267

	Three Months Ended November 30, 2016
	Income			Diluted Earnings Per Share
(in thousands, except per share data)	Before tax	Tax	Net of Tax	Before tax	Tax	Net of Tax
As reported (GAAP)	$59,800	$2,188	$57,612	$2.15	$0.08	$2.07

Asset impairment charges	-	-	-	-	-	-
Restructuring charges(1)	-	-	-	-	-	-
Subtotal	59,800	2,188	57,612	2.15	0.08	2.07
Amortization of intangible assets	7,199	1,009	6,190	0.26	0.04	0.22
Non-cash share-based compensation	2,903	706	2,197	0.10	0.02	0.08
Adjusted (non-GAAP)	$69,902	$3,903	$65,999	$2.51	$0.14	$2.37

Weighted average shares of common stock used in computing:
Diluted earnings per share, as reported						27,802
Adjusted diluted earnings per share (non-GAAP)						27,802

_________________

(1)	Charges incurred in conjunction with the Company’s restructuring plan for the three months ended November 30, 2017, with no comparable charges in the same period last year.

Adjusted income and adjusted diluted earnings per share may be considered non-GAAP financial measures. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures, is furnished in the section below entitled, “Explanation of Non-GAAP Financial Measures”.

Net loss was $(30.4) million for the three months ended November 30, 2017 compared to net income of $57.6 million for the same period last year. Diluted loss per share was $(1.12) for the three months ended November 30, 2017 compared to diluted earnings per share of $2.07 for the same period last year.

Adjusted income increased $2.8 million, or 4.3%, to $68.8 million for the three months ended November 30, 2017 compared to $66.0 million the same period last year. Adjusted diluted earnings per share increased 6.3% to $2.52 for the three months ended November 30, 2017 compared to $2.37 for the same period last year. Adjusted diluted earnings per share increased primarily due to the impact of higher adjusted operating income for our Housewares and Health & Home segments, and lower weighted average diluted shares outstanding compared to the same period last year.

Comparison of First Nine Months of Fiscal 2018 to First Nine Months of Fiscal 2017

Consolidated and Segment Net Sales

The following table summarizes the impact that core business, foreign exchange and acquisitions, as applicable, had on our net sales revenue by segment:

	Nine Months Ended November 30,
(in thousands)	Housewares	Health & Home	Nutritional Supplements	Beauty	Total
Fiscal 2017 sales revenue, net	$315,302	$470,650	$101,215	$273,355	$1,160,522
Core business	20,043	17,364	(9,003)	(5,025)	23,379
Impact of foreign currency	(328)	1,088	-	303	1,063
Acquisitions(1)	6,148	-	-	-	6,148
Change in sales revenue, net	25,863	18,452	(9,003)	(4,722)	30,590
Fiscal 2018 sales revenue, net	$341,165	$489,102	$92,212	$268,633	$1,191,112

Total net sales revenue growth	8.2%	3.9%	(8.9)%	(1.7)%	2.6%
Core business	6.4%	3.7%	(8.9)%	(1.8)%	2.0%
Impact of foreign currency	(0.1)%	0.2%	0.0%	0.1%	0.1%
Acquisitions	1.9%	0.0%	0.0%	0.0%	0.5%

_____________________

(1)	Includes approximately one-half month of incremental operating results from Hydro Flask, which was acquired on March 18, 2016.

In the above table, core business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand is acquired, excluding the impact that foreign currency had on reported net sales. Net sales revenue from internally developed brands or product lines is considered core business activity.

Consolidated Net Sales Revenue

Consolidated net sales revenue increased $30.6 million, or 2.6%, to $1,191.1 million for the nine months ended November 30, 2017, compared to $1,160.5 million for the same period last year. The growth was primarily driven by:

•	a core business increase of $23.4 million, or 2.0%, primarily due to new product introductions, online customer growth, incremental distribution and growth in international sales;
•	growth from acquisitions of $6.1 million, or 0.5%; and
•	the favorable impact from foreign currency fluctuations of approximately $1.1 million, or 0.1%.

These factors were partially offset by:

•	a decline in the Nutritional Supplements segment of $9.0 million;
•	a decline in the personal care category within Beauty; and
•	the impact of lower store traffic and soft consumer spending at traditional brick and mortar retail.

Segment Net Sales Revenue

Housewares

Net sales revenue in the Housewares segment increased $25.9 million, or 8.2%, to $341.2 million for the nine months ended November 30, 2017, compared to $315.3 million for same period last year. The growth was primarily driven by:

•

a core business increase of $20.0 million, or 6.4%, due to an increase in online sales, incremental distribution with existing customers, expanded international and U.S. distribution, and new product introductions for both the Hydro Flask and OXO brands; and

•	growth from acquisitions of $6.1 million, or 1.9%, representing an incremental half month of operating results from Hydro Flask, compared to the same period last year.

These factors were partially offset by:

•	lower store traffic and soft consumer spending at traditional brick and mortar retail;
•	the unfavorable comparative impact of retail pipeline fill and strong sales into the club channel in the prior year period; and
•	the unfavorable impact of net foreign currency fluctuations of approximately $0.3 million, or 0.1%.

Health & Home

Net sales revenue in the Health & Home segment increased $18.5 million, or 3.9%, to $489.1 million for the nine months ended November 30, 2017, compared to $470.7 million for the same period last year. The growth was primarily driven by an increase in online sales, incremental distribution and shelf space gains with existing customers, growth in international sales, and the favorable impact of net foreign currency fluctuations of approximately $1.1 million, or 0.2%, partially offset by lower sales into the club channel and lower royalty revenue.

Nutritional Supplements

Net sales revenue in the Nutritional Supplements segment decreased $9.0 million, or 8.9%, to $92.2 million for the nine months ended November 30, 2017, compared to $101.2 million for the same period last year. The change was primarily driven by a decline in auto-delivery revenue resulting primarily from the transition to new order management and customer relationship management systems, partially offset by increases in direct mail and third-party retail sales.

Beauty

Net sales revenue in the Beauty segment decreased $4.7 million, or 1.7%, to $268.6 million for the nine months ended November 30, 2017, compared to $273.4 million for the same period last year. The change was primarily driven by a decline in the personal care category and a decrease in international sales, partially offset by the favorable impact of net foreign currency fluctuations of approximately $0.3 million, or 0.1%. These factors were partially offset by solid growth in both retail and professional appliance sales, particularly to online retail customers.

Gross Profit Margin

Consolidated gross profit as a percentage of net sales revenue for the nine months ended November 30, 2017 was 44.2% compared to 43.9%  for the same period last year. The increase is primarily due to the favorable impact from growth in our Leadership Brands, a higher margin mix and the favorable impact of net foreign currency fluctuations, which was partially offset by the unfavorable impact from sales declines in the Nutritional Supplements segment and personal care category.

Selling, General and Administrative Expense

Our consolidated SG&A ratio, decreased 0.1% percentage points to 32.5% for the nine months ended November 30, 2017, compared to 32.6% for the same period last year. The decrease in consolidated SG&A ratio was primarily due to:

•	the favorable comparative impact of a $1.5 million patent litigation charge in the same period last year;
•	improved distribution and logistics efficiency and lower outbound freight expense; and
•	the favorable impact that higher overall sales had on operating leverage.

These factors were partially offset by a $3.6 million charge related to the bankruptcy of TRU and higher overall marketing, advertising and new product development expense in support of our Leadership Brands.

Asset Impairment Charges

As previously discussed under the heading “Significant Trends Impacting the Business”, for the nine months ended November 30, 2017, we recorded non-cash asset impairment charges totaling $136.3 million to certain goodwill and intangible assets as further discussed below.

We performed interim impairment testing in the first quarter of fiscal 2018 in connection with our continuing evaluation of strategic alternatives for the Nutritional Supplements segment. We performed interim impairment testing in the second quarter of fiscal 2018 as the result of a revised financial projection for the segment. As a result of our testing, we recorded non-cash asset impairment charges totaling $50.1 million for the six months ended August 31, 2017. During the third quarter of fiscal 2018, we performed interim impairment testing due to the receipt of new information regarding the potential fair value of the business. As a result, we recorded a pre-tax asset impairment charge of $70.6 million to the segment’s goodwill and $11.6 million to the segment’s indefinite-lived brand assets.

We also performed interim impairment testing in the first quarter of fiscal 2018 for a certain brand in our Beauty segment as a result of a revised financial projection. As a result of our testing, we recorded a non-cash impairment charge of $4.0 million.

Operating Income (Loss), Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment

In order to provide a better understanding of the comparative impact of certain items on operating income (loss), the tables that follow report the comparative before tax impact of non‐cash asset impairment charges, restructuring charges, the TRU bankruptcy charge, patent litigation charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on operating income (loss) and operating margin for each segment and in total for the periods covered below.

	Nine Months Ended November 30, 2017
(In thousands)	Housewares(2)		Health & Home		Nutritional Supplements		Beauty		Total
Operating income (loss), as reported (GAAP)	$71,601	21.0%	$50,187	10.3%	$(138,413)	(150.1)%	$17,869	6.7%	$1,244	0.1%
Asset impairment charges	-	-%	-	-%	132,297	143.5%	4,000	1.5%	136,297	11.4%
Restructuring charges(1)	-	-%	-	-%	118	0.4%	1,165	1.1%	1,283	0.3%
TRU bankruptcy charge	956	0.3%	2,640	0.5%	-	-%	-	-%	3,596	0.3%
Subtotal	72,557	21.3%	52,827	10.8%	(5,998)	(6.5)%	23,034	8.6%	142,420	12.0%
Amortization of intangible assets	1,618	0.5%	8,373	1.7%	5,380	5.8%	4,207	1.6%	19,578	1.6%
Non-cash share-based compensation	3,579	1.0%	3,792	0.8%	980	1.1%	2,779	1.0%	11,130	0.9%
Adjusted operating income (non-GAAP)	$77,754	22.8%	$64,992	13.3%	$362	0.4%	$30,020	11.2%	$173,128	14.5%

	Nine Months Ended November 30, 2016
(In thousands)	Housewares		Health & Home		Nutritional Supplements		Beauty		Total
Operating income (loss), as reported (GAAP)	$68,956	21.9%	$39,156	8.3%	$(6,581)	(6.5)%	$22,173	8.1%	$123,704	10.7%
Asset impairment charges	-	-%	-	-%	5,000	4.9%	2,400	0.9%	7,400	0.6%
Patent litigation charge	-	-%	1,468	0.3%	-	-%	-	-%	1,468	0.1%
Subtotal	68,956	21.9%	40,624	8.6%	(1,581)	(1.6)%	24,573	9.0%	132,572	11.4%
Amortization of intangible assets	1,986	0.6%	10,626	2.3%	4,713	4.7%	4,300	1.6%	21,625	1.9%
Non-cash share-based compensation	2,404	0.8%	3,787	0.8%	1,734	1.7%	3,736	1.4%	11,661	1.0%
Adjusted operating income (non-GAAP)	$73,346	23.3%	$55,037	11.7%	$4,866	4.8%	$32,609	11.9%	$165,858	14.3%

_____________________

(1)	Charges incurred in conjunction with the Company’s restructuring plan for the nine-months ended November 30, 2017 with no comparable charges in the same period last year.
(2)	Includes approximately one-half month of incremental operating results from Hydro Flask, which was acquired on March 18, 2016.

Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures, is furnished in the section below entitled, “Explanation of Non-GAAP Financial Measures”.

Consolidated

Consolidated operating income was $1.2 million, or 0.1% of net sales, compared to consolidated operating income of $123.7 million, or 10.7% of net sales, for the same period last year. The nine months ended November 30, 2017 includes: (i) pre-tax non-cash asset impairment charges totaling $136.3 million; (ii) a $3.6 million charge related to the TRU bankruptcy; and (iii) pre-tax restructuring charges of $1.3 million associated with Project Refuel. The nine months ended November 30, 2016 includes pre-tax non-cash asset impairment charges of $7.4 million and a patent litigation charge of $1.5 million. The effect of these items in both years unfavorably impacted the year-over-year comparison of operating margin by a combined 11.3 percentage points. The remaining improvement in consolidated operating margin primarily reflects:

•	a higher mix of Leadership Brand sales at a higher operating margin;
•	the favorable comparative impact of a $1.5 million patent litigation charge in the same period last year;
•	improved distribution and logistics efficiency and lower outbound freight costs; and
•	the favorable impact that higher overall net sales had on operating leverage.

These factors were partially offset by higher marketing, advertising and new product development expense in support of our Leadership Brands.

Consolidated adjusted operating income increased 4.4% to $173.1 million, or 14.5% of net sales, compared to $165.9 million, or 14.3% of net sales, in the same period last year.

Housewares

The Housewares segment’s operating income was $71.6 million, or 21.0% of segment net sales, compared to $69.0 million, or 21.9% of segment net sales, for the same period last year. The 0.9 percentage point decrease in segment operating margin is primarily due to:

•	higher marketing, advertising and new product development expense; and
•	a $1.0 million charge related to the bankruptcy of TRU.

These factors were partially offset by the favorable margin impact from growth in the Hydro Flask business, improved distribution and logistics efficiency coupled with lower outbound freight costs, and the impact of increased operating leverage from overall sales growth.

Segment adjusted operating income increased 6.0% to $77.8 million, or 22.8% of segment net sales, compared to $73.3 million, or 23.3% of segment net sales, in the same period last year.

Health & Home

The Health & Home segment’s operating income was $50.2 million, or 10.3% of segment net sales, compared to $39.2 million, or 8.3% of segment net sales, in the same period last year. The 2.0 percentage point increase in segment operating margin is primarily due to:

•	lower legal fee expense;
•	lower amortization expense;
•	the comparative impact of a $1.5 million patent litigation charge in the same period last year;
•	improved distribution and logistics efficiency and lower outbound freight costs;
•	lower royalty expense; and
•	the favorable impact that higher overall net sales had on operating leverage.

These factors were partially offset by:

•	an increase in new product development expense;
•	a $2.6 million charge related to the bankruptcy of TRU; and
•	an increase in product liability expense.

Segment adjusted operating income increased 18.1% to $65.0 million, or 13.3% of segment net sales, compared to $55.0 million, or 11.7% of segment net sales, in the same period last year.

Nutritional Supplements

The Nutritional Supplements segment’s operating loss was $(138.4) million, or (150.1)% of segment net sales, for the nine months ended November 30, 2017, compared to an operating loss of $6.6 million, or (6.5)% of segment net sales, in the same period last year. The increase in the segment operating loss is primarily due to:

•	pre-tax non-cash asset impairment charges of $132.3 million recorded during the nine months ended November 30, 2017, compared to $5.0 million recorded in the same period last year;
•	pre-tax restructuring charges of $0.1 million related to Project Refuel;

•	higher promotion, advertising and customer acquisition costs; and
•	the net sales decline and its unfavorable impact on operating leverage.

These factors were partially offset by lower personnel expense and lower royalty expense.

Segment adjusted operating income was $0.4 million, or 0.4% of segment net sales, compared to segment adjusted operating income of $4.9 million, or 4.8% of segment net sales in the same period last year.

Beauty

The Beauty segment’s operating income was $17.9 million, or 6.7% of segment net sales, for the nine months ended November 30, 2017, compared to operating income of $22.2 million, or 8.1% of segment net sales, in the same period last year. The 1.4 percentage point decrease in segment operating margin is primarily due to:

•	pre-tax non-cash asset impairment charges of $4.0 million, recorded during the nine months ended November 30, 2017, compared to $2.4 million recorded in the same period last year;
•	pre-tax restructuring charges of $1.2 million related to Project Refuel; and
•	the net sales decline in the personal care category and its unfavorable impact on gross margin mix and operating leverage.

These factors were partially offset by the favorable impact of new product introductions in the appliance category, lower media advertising expense, improved distribution and logistics efficiency coupled with lower outbound freight costs and the favorable impact of foreign currency fluctuations.

Segment adjusted operating income decreased 7.9% to $30.0 million, or 11.2% of segment net sales, compared to $32.6 million, or 11.9% of segment net sales, in the same period last year.

Interest Expense

Interest expense was $11.3 million for the nine months ended November 30, 2017 compared to $11.1 million in the same period last year.  The increase in interest expense is due to higher overall average interest rates, partially offset by lower average levels of debt held during the nine months ended November 30, 2017.

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

For the nine months ended November 30, 2017, income tax expense as a percentage of pre-tax loss was (59.5)%, compared to expense of 7.0% for the same period last year, primarily due to the recognition of tax benefits from impairment charges over the course of the year in relation to pre-tax income, as opposed to the periods in which the charges were incurred. As a result, the expected tax benefit from impairment charges of $52.8 million will be recognized entirely in the fourth quarter of fiscal 2018, relative to pre-tax income.

Income taxes for the nine-months ended November 30, 2017 also included:

•	$2.6 million in excess tax benefits from share-based compensation settlements and exercises; and
•	$2.8 million of tax benefits related to the resolution of uncertain tax positions.

Income taxes for the nine months ended November 30, 2016 included tax benefits of $1.4 million related to the resolution of uncertain tax positions and $1.3 million in excess tax benefits from share-based compensation settlements and exercises.

Net Income (Loss), Earnings (Loss) Per Share, Adjusted Income (non-GAAP), and Adjusted Diluted Earnings Per Share (non-GAAP)

In order to provide a better understanding of the impact of certain items on our net income (loss) and earnings (loss) per share, the analysis that follows reports the comparative after tax impact of non‐cash asset impairment charges, restructuring charges, the TRU bankruptcy charge, patent litigation charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable.

	Nine Months Ended November 30, 2017
	Income (Loss)			Diluted Earnings (Loss) Per Share
(in thousands, except per share data)	Before tax	Tax	Net of Tax	Before tax	Tax	Net of Tax
As reported (GAAP)	$(9,802)	$5,833	$(15,635)	$(0.36)	$0.21	$(0.58)

Asset impairment charges	136,297	3	136,294	4.99	-	4.99
Restructuring charges(1)	1,283	69	1,214	0.05	-	0.04
Patent litigation charge	-	-	-	-	-	-
TRU bankruptcy charge	3,596	204	3,392	0.13	0.01	0.12
Subtotal	131,374	6,109	125,265	4.81	0.22	4.59
Amortization of intangible assets	19,578	2,625	16,953	0.72	0.10	0.62
Non-cash share-based compensation	11,130	1,862	9,268	0.41	0.07	0.34
Adjusted (non-GAAP)	$162,082	$10,596	$151,486	$5.94	$0.39	$5.55

Weighted average shares of common stock used in computing:
Diluted earnings (loss) per share, as reported						27,140
Adjusted diluted earnings per share (non-GAAP)						27,304

	Nine Months Ended November 30, 2016
	Income			Diluted Earnings Per Share
(in thousands, except per share data)	Before tax	Tax	Net of Tax	Before tax	Tax	Net of Tax
As reported (GAAP)	$112,905	$7,912	$104,993	$4.02	$0.28	$3.74

Asset impairment charges	7,400	2,303	5,097	0.26	0.08	0.18
Restructuring charges(1)	-	-	-	-	-	-
Patent litigation charge	1,468	4	1,464	0.05	-	0.05
TRU bankruptcy charge	-	-	-	-	-	-
Subtotal	121,773	10,219	111,554	4.34	0.36	3.98
Amortization of intangible assets	21,625	3,005	18,620	0.77	0.11	0.66
Non-cash share-based compensation	11,661	2,920	8,741	0.42	0.11	0.31
Adjusted (non-GAAP)	$155,059	$16,144	$138,915	$5.53	$0.58	$4.95

Weighted average shares of common stock used in computing:
Diluted earnings per share, as reported						28,058
Adjusted diluted earnings per share (non-GAAP)						28,058

__________________

(1) Charges incurred in conjunction with the Company’s restructuring plan for the nine months ended November 30, 2017, with no comparable charges in the same period last year.

Adjusted income and adjusted diluted earnings per share may be considered non-GAAP financial measures. An explanation of the reasons why the Company believes the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures, is furnished in the section below entitled, “Explanation of Non-GAAP Financial Measures”.

Consolidated net loss was $(15.6) million for the nine months ended November 30, 2017 compared to net income of $105.0 million for the same period last year. Diluted loss per share was $(0.58) for the nine months ended November 30, 2017 compared to diluted earnings per share of $3.74 for the same period last year.

Adjusted income increased $12.6 million, or 9.0%, to $151.5 million for the nine months ended November 30, 2017 compared to $138.9 million in the same period last year. Adjusted diluted earnings per share increased 12.1% to $5.55 for the nine months ended November 30, 2017 compared to $4.95 for the same period last year. Adjusted diluted earnings per share increased primarily due to the impact of higher adjusted operating income in the Housewares and Health & Home segments, and lower weighted average diluted shares outstanding for the nine months ended November 30, 2017 compared to the same period last year.

Explanation of Non-GAAP Financial Measures

In the tables above, under the headings “Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP) and Adjusted Operating Margin (non-GAAP) by Segment” and “Net Income (Loss), Earnings (Loss) Per Share, Adjusted Income (non-GAAP), and Adjusted Diluted Earnings Per Share (non-GAAP),” we report operating income (loss), operating margin, net income (loss) and earnings (loss) per share without the impact of non-cash asset impairment charges, restructuring charges, the TRU bankruptcy charge, patent litigation charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The preceding tables reconcile these measures to their corresponding GAAP-based measures presented in our consolidated statements of operations. We believe that adjusted operating income, adjusted operating margin, adjusted income and adjusted diluted earnings per share provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges on operating income (loss), operating margin, net income (loss) and earnings (loss) per share. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance with our competitors. We further believe that including the excluded charges would not accurately reflect the underlying performance of our continuing operations for the period in which the charges are incurred, even though such charges may be incurred and reflected in our GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income and adjusted diluted earnings per share are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information.

Financial Condition, Liquidity and Capital Resources

Selected measures of our liquidity and capital resources are shown for the periods below:

SELECTED MEASURES OF OUR LIQUIDITY AND CAPITAL UTILIZATION

	Nine Months Ended November 30,
	2017	2016
Accounts Receivable Turnover (Days)(1)	59.1	57.8
Inventory Turnover (Times)(1)	2.9	2.8
Working Capital (in thousands)	$263,520	$292,559
Current Ratio	1.7:1	1.9:1
Ending Debt to Ending Equity Ratio	43.3%	57.7%
Return on Average Equity(1)	2.0%	11.9%

_____________________

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

Operating Activities

Operating activities provided $107.6 million of cash during the nine months ended November 30, 2017 compared to $139.1 million of cash provided during the same period last year.

Accounts receivable increased $72.5 million, to $302.4 million as of November 30, 2017, compared to $229.9 million at the end of fiscal year 2017. Accounts receivable turnover was 59.1 days at November 30, 2017, compared to 57.8 days for the same period last year.

Inventory decreased $3.5 million, to $285.6 million as of November 30, 2017, compared to $289.1 million at the end of fiscal year 2017. Inventory turnover was 2.9 times at November 30, 2017 compared to 2.8 times at November 30, 2016.

Working capital was $263.5 million at November 30, 2017, compared to $292.6 million at November 30, 2016 and our current ratio was 1.7:1 at November 30, 2017, compared to 1.9:1 as of November 30, 2016.

Investing Activities

Investing activities used $19.8 million of cash during the nine months ended November 30, 2017. We spent $7.1 million on computers, furniture and other equipment, $3.7 million on tools, molds and other capital asset additions, and $9.0 million on patents and certain trademark related assets.

Financing Activities

Financing activities used $89.7 million of cash during the nine months ended November 30, 2017. Highlights of those activities follow:

•	we had draws of $389.5 million against our credit agreement;
•	we repaid $444.2 million drawn against our credit agreement;
•	we repaid $5.7 million of our long-term debt;

•	employees exercised options to purchase 110,552 shares of common stock, providing $5.5 million of cash;
•	employees purchased 16,018 shares of common stock for $1.2 million through our employee stock purchase plan; and
•	we paid $6.8 million in tax obligations resulting from cashless share award settlements.

Credit and Other Debt Agreements

Credit Agreement

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1 billion as of November 30, 2017. The commitment under the Credit Agreement terminates on December 7, 2021. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. As of November 30, 2017, the outstanding revolving loan principal balance was $386.0 million and the balance of outstanding letters of credit was $7.6 million. As of November 30, 2017, the amount available for borrowings under the Credit Agreement was $606.4 million. Covenants in our debt agreements limit the amount of total indebtedness we can incur. As of November 30, 2017, these covenants effectively limited our ability to incur more than $348.2 million of additional debt from all sources, including our Credit Agreement.

Other Debt Agreements

In addition to the Credit Agreement, at November 30, 2017, we had an aggregate principal balance of $20 million of 3.9% Senior Notes due January 2018 with one remaining installment due in January 2018.

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

The table below provides the formulas currently in effect for certain key financial covenants as defined under our debt agreements:

Applicable Financial Covenant	Credit Agreement and MBFC Loan	3.9% Senior Notes

$500 Million
Minimum Consolidated Net Worth	None	+
25% of Fiscal Quarter Net Earnings
After August 31, 2010 (1)

	EBIT (2)	EBIT (2)
	÷	÷
Interest Coverage Ratio	Interest Expense (2)	Interest Expense (2)

	Minimum Required: 3.00 to 1.00	Minimum Required: 2.50 to 1.00

	Total Current and Long Term Debt (3)	Total Current and Long Term Debt (3)
	÷	÷
Maximum Leverage Ratio	[EBITDA (2) + Pro Forma Effect of Acquisitions]	[EBITDA (2) + Pro Forma Effect of Acquisitions]

	Maximum Currently Allowed: 3.25 to 1.00	Maximum Allowed: 3.25 to 1.00

Key Definitions:

EBIT:	Earnings Before Non-Cash Charges, Interest Expense and Taxes

EBITDA:	EBIT + Depreciation and Amortization Expense + Share Based Compensation

Total Capitalization:	Total Current and Long Term Debt + Total Equity

Pro Forma Effect of Acquisitions:	For any acquisition, pre-acquisition EBITDA of the acquired business is included so that the EBITDA of the acquired business included in the computation equals its twelve-month trailing total.

Notes:

(1) Excluding any fiscal quarter net losses.

(2) Computed using totals for the latest reported four consecutive fiscal quarters.

(3) Computed using the ending balances as of the latest reported fiscal quarter.

Contractual Obligations

Our contractual obligations and commercial commitments in effect as of November 30, 2017, were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF NOVEMBER:

		2018	2019	2020	2021	2022	After
(in thousands)	Total	1 year	2 years	3 years	4 years	5 years	5 years
Fixed rate debt	$20,000	$20,000	$-	$-	$-	$-	$-
Floating rate debt	410,307	1,900	1,900	1,900	1,900	387,900	14,807
Long-term incentive plan payouts	10,658	4,972	4,286	1,400	-	-	-
Interest on fixed rate debt	91	91	-	-	-	-	-
Interest on floating rate debt(1)	43,591	10,800	10,750	10,701	10,651	593	96
Open purchase orders	205,399	205,399	-	-	-	-	-
Long-term purchase commitments	1,180	1,180	-	-	-	-	-
Minimum royalty payments	56,970	12,515	12,905	13,067	8,999	8,983	501
Advertising and promotional	48,396	17,586	7,315	7,371	7,450	7,174	1,500
Operating leases	34,343	6,468	5,079	4,524	4,152	3,543	10,577
Capital spending commitments	643	643	-	-	-	-	-
Total contractual obligations(2)	$831,578	$281,554	$42,235	$38,963	$33,152	$408,193	$27,481

_____________________

(1)

We estimate our future obligations for interest on our floating rate debt by assuming the weighted average interest rates in effect on each floating rate debt obligation at November 30, 2017 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, for the Credit Agreement, we assume that the balance outstanding as of November 30, 2017 remains the same for the remaining term of the agreement. The actual balance outstanding under our Credit Agreement may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations.

(2)

In addition to the contractual obligations and commercial commitments in the table above, as of November 30, 2017, we have recorded total provisions for our uncertain tax positions totaling $4.5 million.  We are unable to reliably estimate the timing of most of the future payments, if any, related to uncertain tax positions. Therefore, we have excluded these tax liabilities from the table above.

Off-Balance Sheet Arrangements

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs

Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements. We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we continue to evaluate acquisition opportunities on a regular basis. We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition. We may also elect to repurchase additional shares of common stock up to the balance of our current authorization over the next three fiscal years, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, as well as on working capital requirements, general business conditions, financial conditions, any applicable contractual limitations and other factors, including alternative investment opportunities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K.  Additional information regarding risk management activities can be found in Note 12 to the accompanying consolidated condensed financial statements.

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended November 30, 2017. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of November 30, 2017, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our fiscal quarter ended November 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

The ownership of our common stock involves a number of risks and uncertainties. When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, Item 1A. “Risk Factors” of our Form 10-K for the fiscal year ended February 28, 2017. Since the filing of our Form 10-K, there have been no material changes in our risk factors from those disclosed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On May 10, 2017, our Board of Directors authorized the repurchase of up to $400 million of our outstanding common stock. The new authorization is effective for a period of three years and replaced our existing repurchase authorization of which approximately $82 million remained. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. As of November 30, 2017, our repurchase authorization allowed for the purchase of $364.9 million of common stock.

Our current equity-based compensation plans include provisions that allow for the “net exercise” of share settled awards by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. Net exercises are treated as purchases and retirements of shares.

The following table summarizes our share repurchase activity for the periods shown:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED NOVEMBER 30, 2017

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
September 1 through September 30, 2017	259	$90.93	259	$394,090
October 1 through October 31, 2017	311,140	93.72	311,140	364,928
November 1 through November 30, 2017	-	-	-	364,928
Total	311,399	$93.72	311,399

n

ITEM 6.	EXHIBITS

	(a)	Exhibits

		31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32**	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		101.INS *	XBRL Instance Document
		101.SCH *	XBRL Taxonomy Extension Schema
		101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
		101.DEF *	XBRL Taxonomy Extension Definition Linkbase
		101.LAB *	XBRL Taxonomy Extension Label Linkbase
		101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date: January 9, 2018	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date: January 9, 2018	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer, Principal Financial
Officer and Principal Accounting Officer