Form 10-K
period 2018-02-28
HELEN OF TROY LTD
filed 2018-04-30
CIK 916789

Tax

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of August 31, 2017, based upon the closing price of the common shares as reported by The NASDAQ Global Select Market on such date, was approximately $2,451,672,081.

As of April 21, 2018, there were 26,617,888 common shares, $0.10 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2018 Annual General Meeting of Shareholders to be filed within one hundred and twenty days of the fiscal year ended February 28, 2018 (2018 Proxy Statement) are incorporated by reference into Part III of this report to the extent described herein.

PART IV	Item 15.	Exhibits, Financial Statement Schedules	105

		Signatures	109

EXPLANATORY NOTE

In this report and the accompanying consolidated financial statements and notes, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. We refer to our common shares, par value $0.10 per share, as “common stock.” References to “EMEA” refer to the combined geographic markets of Europe, the Middle East and Africa. We use product and service names in this report for identification purposes only and they may be protected in the United States and other jurisdictions by trademarks, trade names, service marks, and other intellectual property rights of ours and other parties. The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right. All trademarks, trade names, service marks, and logos referenced herein belong to their respective owners. References to “fiscal” in connection with a numeric year number denotes our fiscal year ending on the last day of February, during the year number listed. References to “the FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to U.S. generally accepted accounting principles. References to “ASU” refer to the codification of GAAP in the Accounting Standards Updates issued by the FASB. References to “ASC” refer to the codification of GAAP in the Accounting Standards Codification issued by the FASB.

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

Segment and Geographic Information

We currently have three business segments, which are included in our financial statements in continuing operations:

•

Housewares:  Provides a broad range of products to help with food preparation, cooking, cleaning, organization, beverage service, and other tasks to ease everyday living for families. Sales for the segment are primarily to retailers, with some direct-to-consumer product distribution.

•	Health & Home: Provides healthcare and home environment products. Sales for the segment are primarily to retailers, with some direct-to-consumer product distribution.

•

Beauty:  Provides personal care and beauty appliance products including hair styling appliances, grooming tools, decorative haircare accessories, and liquid, solid and powder-based personal care products.  This segment sells primarily to retailers and beauty supply wholesalers.

Prior to December 20, 2017, we operated a Nutritional Supplements segment.  On December 20, 2017, we completed the divestiture of the Nutritional Supplements segment through the sale of Healthy Directions LLC and its subsidiaries to Direct Digital, LLC.  Following the sale, we no longer consolidate our former Nutritional Supplements segment’s operating results.  The Nutritional Supplements segment’s operating results are included in our financial statements and classified within discontinued operations. We have reallocated corporate overhead expenses to our continuing operating segments that were previously allocated to our former Nutritional Supplements segment. Unless otherwise noted, all amounts presented are from continuing operations. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 4 of the accompanying consolidated financial statements for more information.  Discontinued operations in this Annual Report on Form 10-K refers only to our discontinued Nutritional Supplements segment’s operations.

For more segment and geographic information concerning our net sales revenue, long-lived assets and operating income, refer to Note 19 in the accompanying consolidated financial statements.

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

Invest in our core businesses

We have developed a portfolio of brands that are market leaders or have a path to grow their market position in attractive categories.  This currently includes seven Leadership Brands: OXO, Honeywell,

Braun, PUR, Hydro Flask, Vicks, and Hot Tools.  We continue to invest behind these Leadership Brands, which are our most productive brands, and which we believe have the best prospects for long-term profitable growth.  Our Leadership Brands represented approximately 77% of net sales revenue from continuing operations during fiscal 2018.  We believe that strategic investment in new products, go-to-market plans and marketing activities will continue to accelerate the organic growth of these brands.

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

Invest in consumer-centric innovation

We have a long history of developing or acquiring new technologies, new products that improve consumers’ lives and new designs to differentiate our products from competitors. We continue to focus on innovation, both in our core categories and product adjacencies.  We also focus on initiatives that create commercial value for existing products in order to increase their appeal and accelerate their organic growth.  Consumer shopping preferences and behaviors have transformed the retail landscape from in-store to omni-channel purchasing experiences.  As the retail consumer evolves, we continue to invest in our digital capabilities and operational capacity to meet the omni-channel consumers’ needs.

Upgrade our organization and people systems

We believe our employees are our most valuable assets.  Attracting, retaining and developing talent is a key focus to ensure we can continue to deliver strong business results.

Best in class shared services

We have developed a quality, diversified base of suppliers in North America, China and Mexico.  Through our shared service structure, we strive to improve our existing supplier base and infrastructure, develop new manufacturing partners, leverage scale, reduce lead times and apply best practices to ensure our products are innovative, on time, on cost and on quality.  We also continue to invest in our distribution center capabilities and information technology systems while applying discipline and best practices to leverage scale and achieve supply chain excellence.

Attack waste

We continue to adopt more efficient and effective approaches to managing people, teams and operations to best respond to today’s complex business environment.  We believe that combining the best people and practices with the right technology provides a foundation for profitable growth.  We promote a culture of attacking waste to improve the quality of our products and services, reduce costs and enhance our capacity to handle increased volume in order to exceed the expectations of our customers and consumers.

Asset efficiency and shareholder friendly policies

As we manage our businesses for long-term growth and success in the marketplace, we are also looking to manage our overall base of assets and capital structure to increase shareholder value.  We focus on maximizing cash flow and return on investment, controlling our costs, increasing the efficiency of the capital we deploy, and optimizing working capital.  We also seek to invest in accretive and strategic acquisitions and, where appropriate, provide a return of capital to shareholders.

Our Products

The following table summarizes the types of products we sell by business segment:

Segment	Product Category	Primary Products
Housewares	Food Preparation and Storage	Food preparation tools and gadgets, food storage containers and storage and organization products
	Cleaning, Bath and Garden	Household cleaning products, shower organization, bathroom accessories, and gardening products
	Infant and Toddler	Feeding and drinking products, child seating, cleaning tools and nursery accessories
	Hot and Cold Beverage and Food Containers	Insulated water bottles, jugs, thermoses, drinkware, travel mugs and food containers
Health & Home	Healthcare	Thermometers, blood pressure monitors and humidifiers
	Water Filtration	Faucet mount water filtration systems and pitcher based water filtration systems
	Home Environment	Air purifiers, heaters, fans, humidifiers and dehumidifiers
Beauty	Retail/Professional Appliances and Accessories	Hair, facial and skin care appliances, grooming brushes, tools and decorative hair accessories
	Grooming, Skin Care and Hair Care	Liquid hair styling, treatment and conditioning products, shampoos, skin care products, fragrances, deodorants and antiperspirants

Our Trademarks

We sell certain of our products under trademarks licensed from third parties.  We also market products under a number of trademarks that we own.  We believe our principal trademarks, both owned and licensed, have high levels of brand name recognition among retailers and consumers throughout the world.  Through our favorable partnerships with our licensors, we believe we have developed stable, enduring relationships that provide access to unique brands that complement our owned and internally developed trademarks.

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

The following table lists some of our key trademarks by segment:

Segment	Owned	Licensed
Housewares	OXO, Good Grips, Hydro Flask, Soft Works, OXO tot
Health & Home	PUR	Honeywell , Braun, Vicks
Beauty	Hot Tools, Brut, Pert, Sure, Infusium, Pro Beauty Tools	Revlon, Bed Head

Patents and Other Intellectual Property

We maintain utility and design patents in the United States and several foreign countries.  We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.

Sales and Marketing

We currently market our products in approximately 87 countries throughout the world. Sales within the United States comprised approximately 79% of total net sales revenue in both fiscal 2018 and 2017 and 78% in fiscal 2016.  Our segments primarily sell their products through mass merchandisers, drugstore chains, warehouse clubs, home improvement stores, grocery stores, specialty stores, beauty supply retailers, e-commerce retailers, wholesalers, and various types of distributors, as well as directly to consumers.  We collaborate extensively with our retail customers and, in many instances, produce specific versions of our product lines with exclusive designs and packaging for their stores, which are appropriately priced for their respective customer bases.  We market products principally through the use of outside sales representatives and our own internal sales staff, supported by our internal marketing, category management, engineering, creative services, and customer and consumer service staff.  These groups work closely together to develop pricing and distribution strategies, to design packaging and to help develop product line extensions and new products.

Research and Development

Our research and development activities focus on new, differentiated and innovative products designed to drive sustained organic growth.  We continually invest to strengthen our product design and research and development capabilities, including extensive study to gain consumer insight.  We incurred total research and development expenses of $13.5, $11.8 and $11.6 million during fiscal 2018, 2017 and 2016, respectively.

Manufacturing and Distribution

We contract with unaffiliated manufacturers, primarily in China and Mexico, to manufacture a significant portion of our finished goods for the Beauty appliances and accessories, Housewares, Healthcare, Water Filtration, and Home Environment product categories.  The North American region of the grooming, skin and hair care category of the Beauty segment source most of their products from U.S. manufacturers.  For fiscal 2018, 2017 and 2016, finished goods manufactured by vendors in the Far East comprised approximately 74%, 71% and 70%, respectively, of total finished goods purchased.

In total, we occupy approximately 3,552,728 square feet of owned and leased distribution space in various locations to support our operations.  These facilities include a 1,200,000 square foot distribution center in Southaven, Mississippi, and a 1,300,000 square foot distribution center in Olive Branch, Mississippi, used to support a significant portion of our domestic distribution.

Customers

Sales to Walmart, Inc. (including its worldwide affiliates) accounted for approximately 15%, 16% and 18% of our consolidated net sales revenue in fiscal 2018, 2017 and 2016, respectively.  Sales to Amazon.com Inc. accounted for approximately 13% of our consolidated net sales revenue in fiscal 2018.  No other customers accounted for 10% or more of consolidated net sales revenue during those fiscal years.  Sales to our top five customers accounted for approximately 45% of our consolidated net sales revenue in fiscal 2018, 2017 and 2016.

Order Backlog

When placing orders, our individual consumer, retail and wholesale customers usually request that we ship the related products within a short time frame.  As such, there usually is no significant backlog of orders in any of our distribution channels.

Seasonality

SEASONALITY AS A PERCENTAGE OF ANNUAL NET SALES REVENUE

	Fiscal Years Ended
	the Last Day of February,
Fiscal Quarter Ended	2018	2017	2016
May	22.0%	22.2%	22.0%
August	23.3%	23.8%	23.8%
November	28.4%	29.3%	29.3%
February	26.2%	24.7%	25.0%

Our sales are seasonal due to different calendar events, holidays and seasonal weather patterns.  Historically, the third fiscal quarter produces the highest net sales revenue during the fiscal year.

Competitive Conditions

We sell our products in markets that are very competitive and mature.  Our products compete against similar products of many large and small companies, including well-known global competitors.  In many of the markets and industry segments in which we sell our products we compete against other branded products as well as retailers' private-label brands.  We believe that we have certain key competitive advantages, such as well recognized brands, engineering expertise and innovation, sourcing and supply chain know-how, and productive co-development relationships with our Far East manufacturers.  We support our products with advertising, promotions and other marketing activities, as well as an extensive sales force in order to build awareness and to encourage new consumers to try our brands and products.  We are well positioned in the industry segments and markets in which we operate, often holding a leadership or significant market share position.  We believe these advantages allow us to bring our retailers a differentiated value proposition.

The following table summarizes our primary competitors by business segment:

Segment	Competitor
Housewares	Lifetime Brands, Inc. (KitchenAid), Newell Brands Inc., Simple Human LLC, Yeti Holdings, Inc. (Yeti), Can't Live Without It, Inc. (S'well)
Health & Home	Exergen Corporation, Omron Healthcare, Inc., Crane Engineering, Newell Brands, Inc., Lasko Products, LLC., The Clorox Company (Brita), Zero Technologies, LLC.
Beauty	Conair, Spectrum Brands Holdings Inc. (Remington), Newell Brands, Inc., The Procter & Gamble Company, Unilever N.V., Colgate-Palmolive Company

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

Additionally, an emerging trend with both governments and our retail customers is to prescribe public and private social accountability reporting requirements regarding our worldwide business activities.  In our product space, some requirements have already been mandated and we believe others may become required.  Examples of current requirements include conflict minerals content reporting and reporting of foreign fair labor practices in connection with our supply chain vendors, in addition to evaluating the risks of human trafficking and slavery.

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

Employees

As of February 28, 2018, we employed approximately 1,489 full-time employees worldwide.  We also use temporary, part-time and seasonal employees as needed.  None of our U.S. employees are covered by a collective bargaining agreement.  Certain of our employees in Europe are covered by collective arrangements in accordance with local practice.  We have never experienced a work stoppage, and we believe that we have satisfactory working relations with our employees.

Available Information

We maintain our main Internet site at the following address: http://www.hotus.com.  The information contained on this website is not included as a part of, or incorporated by reference into, this report.  We make available on or through our main website’s Investor Relations page under the heading “SEC Filings” certain reports and amendments to those reports that we file with, or furnish to, the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements on Schedule 14A, amendments to these reports, and the reports required under Section 16 of the Exchange Act of transactions in our common stock by directors and officers.  We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.  Also, on the Investor Relations page, under the heading “Corporate Governance,” are our Code of Ethics, Corporate Governance Guidelines and the Charters of the Committees of the Board of Directors.

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

Large customers may take actions that adversely affect our gross profit and operating results.

With the continuing trend towards retail trade consolidation, we are increasingly dependent upon key customers whose bargaining strength is substantial and growing.  We may be negatively affected by changes in the policies of our customers, such as on-hand inventory reductions, limitations on access to shelf space, use of private label brands, price and term demands, and other conditions, which could negatively impact our business, operating results and financial condition.

In addition, the growth in e-commerce sales, both by large traditional retailers and pure-play online retailers, has increased the size and influence of these types of customers. Certain of these customers source and sell products under their own private label brands that compete with our products. As certain large customers and online retailers grow even larger and become more sophisticated, they may continue to demand lower pricing, special packaging, shorter lead times for the delivery of products, smaller more frequent shipments, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. If we do not effectively respond to these demands, these customers could decrease their purchases from us. A reduction in the demand for our products by these customers and the costs of complying with their business demands could have a material adverse effect on our business, operating results and financial condition.

We are subject to risks related to our dependence on the strength of retail economies and may be vulnerable in the event of a prolonged economic downturn.

Our business depends on the strength of the retail economies in various parts of the world, primarily in North America and to a lesser extent Europe, Middle East and Africa (“EMEA”), Asia and Latin America.  These retail economies are affected for the most part by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, terrorist attacks and political unrest.  Consumer spending in any geographic region is generally affected by a number of factors, including local economic conditions, government actions, inflation, interest rates, energy costs, unemployment rates, gasoline prices, and consumer confidence, all of which are beyond our control.  Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products.  Any sustained economic downturn in the United States or any of the other countries in which we conduct significant business, may cause significant readjustments in both the volume and mix of our product sales, which could materially and adversely affect our business, operating results and financial condition.

Our operating results are dependent on sales to several large customers and the loss of, or substantial decline in, sales to a top customer could have a material adverse effect on our revenues and profitability.

A few customers account for a substantial percentage of our net sales revenue.  Our financial condition and operating results could suffer if we lost all or a portion of the sales to any one of these customers.  In particular, sales to our two largest customers accounted for approximately 15% and 13%, respectively, of our consolidated net sales revenue in fiscal 2018.  While only two customers accounted for 10% or more of our consolidated net sales revenue in fiscal 2018, sales to our top five customers accounted for approximately 45% of fiscal 2018 consolidated net sales revenue.  We expect that a small group of customers will continue to account for a significant portion of our net sales revenue.  Although we have long-standing relationships with our major customers, we generally do not have written agreements that require these customers to buy from us or to purchase a minimum amount of our products.  A substantial decrease in sales to any of our major customers could have a material adverse effect on our financial condition and operating results.  We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate.  Despite these efforts, a deterioration in the credit worthiness or bankruptcy filing of a key customer could have a material adverse effect on our business, operating results and financial condition.

Expectations regarding recent acquisitions, and any future acquisitions or divestitures, including our ability to realize related synergies, along with our ability to effectively integrate acquired businesses or disaggregate divested businesses, may adversely affect the price of our common stock.

We continue to look for opportunities to make strategic business and/or brand acquisitions.  Additionally, we frequently evaluate our portfolio of business products and may consider divestitures or exits of businesses that we no longer believe to be an appropriate strategic fit, such as our divestiture of Healthy Directions in fiscal 2018.  Our financial results could be impacted in the event that changes in the cash flows or other market-based assumptions or conditions cause the value of acquired assets to fall below book value, or we are not able to deliver the expected benefits or synergies associated with acquisition transactions, which could also have an impact on associated goodwill and intangible assets.  Any acquisition or divestiture, if not favorably received by consumers, shareholders, analysts, and others in the investment community, could have a material adverse effect on the price of our common stock.

In addition, any acquisition involves numerous risks, including:

•	difficulties in the assimilation of the operations, technologies, products, and personnel associated with the acquisitions;
•	challenges in integrating distribution channels;
•	diversion of management's attention from other business concerns;
•	difficulties in transitioning and preserving customer, contractor, supplier, and other important third-party relationships;
•	challenges realizing anticipated cost savings, synergies and other benefits related to an acquisition;
•	risks associated with subsequent losses or operating asset write-offs, contingent liabilities and impairment of related acquired intangible assets;
•	risks of entering markets in which we have no or limited experience; and
•	potential loss of key employees associated with the acquisitions.

If our goodwill, indefinite-lived intangible assets or other long-term assets become impaired, we will be required to record impairment charges, which may be significant.

A significant portion of our long-term assets continues to consist of goodwill and other indefinite-lived intangible assets recorded as a result of past acquisitions.  We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value.  If our analysis indicates that an individual asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value.  The analysis required by GAAP entails significant amounts of judgment and subjectivity.

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

The loss of our Chief Executive Officer or any of our key senior officers could have a material adverse effect on our business, operating results and financial condition, particularly if we are unable to hire and integrate suitable replacements on a timely basis.  Further, as we continue to grow our business, we will continue to adjust our senior management team.  If we are unable to attract or retain the right individuals for the team, it could hinder our ability to grow our business and could disrupt our operations or otherwise have a material adverse effect on our business.

Our operating results may be adversely affected by foreign currency exchange rate fluctuations.

Our functional currency is the U.S. Dollar.  Changes in the relation of other foreign currencies to the U.S. Dollar will affect our sales and profitability and can result in exchange losses because we have operations and assets located outside the United States.  We transact a portion of our international business in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses.  As a result, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  Accordingly, foreign operations will continue to expose us to foreign currency fluctuations, both for purposes of actual conversion and financial reporting purposes. Additionally, we purchase a substantial amount of our products from Chinese manufacturers in U.S Dollars.  The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years.  In fiscal 2018 the Chinese Renminbi strengthened against the U.S. dollar by approximately 8.0%.  Chinese Renminbi currency fluctuations add volatility to our product costs over time.

Where operating conditions permit, we seek to reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.  We have also historically hedged against certain foreign currency exchange rate-risk by using a series of forward contracts to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar.  We enter into these types of agreements where we believe we have meaningful exposure to foreign currency exchange risk and the contract pricing appears reasonable.  It is not practical for us to hedge all our exposures, nor are we able to accurately project the possible effect of all foreign currency fluctuations on translated amounts or future net income due to our constantly changing exposure to various currencies, the fact that each foreign currency reacts differently to the U.S. Dollar and the significant number of currencies involved.

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

Sales in our Health & Home segment are influenced by weather conditions.  Sales volumes for thermometry, humidifiers and heating appliances are higher during, and subject to, the severity of the cold weather months, while sales of fans and insect control devices are higher during, and subject to, weather conditions in spring and summer months.  Weather conditions can also more broadly impact sales across the organization.  For instance, natural disasters (such as wildfires, hurricanes and ice storms) or unusually severe winter weather may result in temporary unanticipated fluctuations in retail traffic and consumer demand, may impact our ability to staff our distribution facilities or could otherwise impede timely transport and delivery of products from our distribution facilities.  Sales in our Health & Home segment are also impacted by cough, cold and flu seasonal trends, including the duration and severity of the cold and flu season.  These factors could have a material adverse effect on our business, operating results and financial condition.

We are dependent on third-party manufacturers, most of which are located in the Far East, and any inability to obtain products from such manufacturers could have a material adverse effect on our business, operating results and financial condition.

All of our products are manufactured by unaffiliated companies, most of which are in the Far East, principally in China.  For fiscal 2018, finished goods manufactured in the Far East comprised of approximately 74% of total finished goods purchased.  This concentration exposes us to risks associated with doing business globally, including: changing international political relations; labor availability and cost; changes in laws, including tax laws, regulations and treaties; changes in labor laws, regulations and policies; changes in customs duties, additional tariffs and other trade barriers; changes in shipping costs; currency exchange fluctuations; local political unrest; an extended and complex transportation cycle; the impact of changing economic conditions; and the availability and cost of raw materials and merchandise.  The political, legal and cultural environment in the Far East is rapidly evolving, and any change that impairs our ability to obtain products from manufacturers in that region, or to obtain products at marketable rates, could have a material adverse effect on our business, operating results and financial condition.

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

Disruptions in U.S., Eurozone and other international credit markets may adversely affect our business, operating results and financial condition.

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

Most of our U.S. distribution, receiving and storage functions are consolidated into two distribution facilities in northern Mississippi.  Approximately 63% of our consolidated gross sales volume shipped from facilities in this region in fiscal 2018.  For this reason, any disruption in our distribution process in either of these facilities, even for a few days, could adversely affect our business, operating results and financial condition.

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

We rely on licensed trademarks from third parties and license certain trademarks to third parties in exchange for royalty income, the loss of which could have a material adverse effect on our revenues and profitability.

A substantial portion of our sales revenue comes from selling products under licensed trademarks, particularly in the Beauty and Health & Home segments.  As a result, we are dependent upon the continued use of these trademarks.  Additionally, we license certain owned trademarks to third parties in exchange for royalty income.  It is possible that certain actions taken by us, our licensors, licensees, or other third parties might diminish greatly the value of any of our licensed trademarks.  Some of our licensors and licensees also have the ability to terminate their license agreements with us at their option subject to each parties’ right to continue the license for a limited period of time following notice of termination.  If we or our licensees were unable to sell products under these licensed trademarks, or one or more of our license agreements were terminated or the value of the trademarks were diminished, the effect on our business, operating results and financial condition could be both negative and material.

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

Failure to maintain the integrity of and protect internal or customer data could have a material advere effect on our operations and profitability and may result in faulty business decisions, operational inefficiencies, damage to our reputation and/or subject us to costs, fines, or lawsuits.

Information systems require constant updates to their security policies and hardware systems to reduce the risk of unauthorized access, malicious destruction of data or information theft.  We rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission and storage of confidential information and data.  While we have security measures in place, our systems and networks may be subject to ongoing threats and, therefore, our security measures may be breached as a result of employee error, failure to implement appropriate processes and procedures, advances in computer and software capabilities and encryption technology, new tools and discoveries, malfeasance, third-party action, including cyber-attacks or other international misconduct by computer hackers or otherwise.  This could result in one or more third-parties obtaining unauthorized access to our client data or our internal data, including personally identifiable information, intellectual property and other confidential business information.  Third-parties may also attempt to fraudulently induce employees into disclosing sensitive information such as user names, passwords or other information in order to gain access to client data or our internal data, including intellectual property and other confidential business information.

Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures.  Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure or otherwise to maintain the confidentiality, security, and integrity of data that we store or otherwise maintain on behalf of third-parties may harm our reputation and our relationships or harm our ability to retain existing clients and attract new clients.  Any of these could harm our business, financial condition and results of operations.

If such unauthorized disclosure or access does occur, we may be required to notify our clients or those persons whose information was improperly used, disclosed or accessed.  We may also be subject to claims of breach of contract for such use or disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was improperly used or disclosed. The unauthorized use or disclosure of information may result in the termination of one or more of our commercial relationships or a reduction in confidence and usage of our solutions.  We  could also become the subject of regulatory action or litigation from our consumers, customers, employees, suppliers, service providers, and shareholders, which could damage our reputation among our current and potential clients, require significant expenditures of capital and other resources, and cause us to lose business and revenue. Additionally, an unauthorized disclosure or use of information could cause interruptions in our operations and might require us to spend significant management time and other resources investigating the event and dealing with local and federal law enforcement.  Regardless of the merits and ultimate outcome of these matters, the time and expense that may be required to devote to their resolution could have a material adverse effect on our business, operating results and financial condition.

Even if we do not suffer a data security breach, the increase in the number and the scope of data security incidents has increased regulatory and industry focus on security requirements and heightened data security industry practices.  New regulation, evolving industry standards, and the interpretation of both, may cause us to incur additional expense in complying with any new data security requirements.  Further, any actual or perceived threats to the security of computers and computer networks, especially mobile devices and mobile networks, could lead existing and potential users to refrain from responding to online advertising.

Recent legal developments in Europe could result in changes to our business practices, penalties, increased cost of operations, or otherwise harm our business.

Recent legal developments in Europe have created compliance uncertainty regarding the collection, retention and transfer of personal data. More specifically, the General Data Protection Regulation (GDPR), coming into application in the European Union (EU) on May 25, 2018, will apply to all of our activities related to EU individuals. The GDPR will create a range of new compliance obligations, which could result in increased cost of operations, cause us to change our business practices, and will significantly increase financial penalties for noncompliance.

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

Significant judgment is required to determine our effective tax rate and evaluate our tax positions.  We provide for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria prescribed by applicable accounting standards.  Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may impact our effective tax rate and financial results.  Additionally, we are subject to audits in the various taxing jurisdictions in which we conduct business. In cases where audits are conducted and issues are raised, a number of years may elapse before such issues are finally resolved.  Unfavorable resolution of any tax matter could increase the effective tax rate, which could have an adverse effect on our operating results and cash flow.  For additional information regarding our taxes, see Note 21 to the accompanying consolidated financial statements.

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

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax.  The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued.

The Tax Act requires complex computations not previously provided in U.S. tax law.  As such, the application of accounting guidance for such items is currently uncertain.  Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced.  As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

Under current tax law, favorable tax treatment of our non-U.S. income is dependent on our ability to avoid classification as a Controlled Foreign Corporation.  Changes in the composition of our stock ownership could have an impact on our classification.  If our classification were to change, it could have a material adverse effect on the largest U.S. shareholders and, in turn, on our business.

A non-U.S. corporation, such as ours, will constitute a “controlled foreign corporation” or “CFC” for U.S. federal income tax purposes if its largest U.S. shareholders together own more than 50 percent of the stock outstanding.  A U.S. shareholder is defined as any U.S. person who owns directly, indirectly, or constructively: (1) 10 percent or more of the total combined voting power of all classes of stock, or (2) 10 percent or more of the total value of shares of all classes of stock. If the IRS or a court determined that we were a CFC at any time during the tax year, then each of our U.S. shareholders as defined above would be required to include in gross income for U.S. federal income tax purposes its pro rata share of our “subpart F income” (and the subpart F income of any of our subsidiaries determined to be a CFC) for the period during which we (and our non-U.S. subsidiaries) were deemed a CFC.  In addition, any gain on the sale of our shares realized by such a shareholder may be treated as ordinary income to the extent of the shareholder’s proportionate share of our and our CFC subsidiaries’ undistributed earnings and profits accumulated during the shareholder’s holding period of the shares while we were deemed to be a CFC.

Item 1B. Unresolved Staff Comments

             None.

Item 2. Properties

As of February 28, 2018, we own, lease or otherwise utilize through third-party management service agreements, a total of 41 properties worldwide, which include selling, procurement, research and development, administrative, distribution facilities, and 35 acres of land held for expansion.  All properties operated by us are adequate for their intended purpose.

Properties we own by location, type and use, segment and approximate size are listed below:

Location	Type and Use	Business Segment	Approximate Size (Square Feet)
Owned Properties
El Paso, Texas, USA	Land & Building - U.S. Headquarters	All Segments	135,000
El Paso, Texas, USA	Land & Building - Distribution Facility	Housewares, Health & Home and Beauty	408,000
Olive Branch, Mississippi, USA	Land & Building - Distribution Facility	Health & Home and Beauty	1,300,000
Southaven, Mississippi, USA	Land & Building - Distribution Facility	Housewares, Beauty	1,200,000
Sheffield, England	Land & Building - Office Space	Housewares, Health & Home and Beauty	10,400
Mexico City, Mexico	Land & Building - Office Space	Health & Home and Beauty	3,900

The number of properties we lease or otherwise utilize by type and use and segment are listed below:

Segments Served	Office Space	Distribution Facility	Total
All Segments	6	-	6
Multiple Segments	-	1	1
Housewares	7	3	10
Health & Home	6	2	8
Beauty	4	6	10
Other	23	12	35

Approximate square footage of all
properties leased or otherwise
utilized	258,236	644,728	902,964

Item 3. Legal Proceedings

We are involved in various legal claims and proceedings in the normal course of operations. In the opinion of management, the outcome of these matters will not have a material adverse effect on our consolidated financial position, operating results or liquidity.  See Note 14 to the accompanying consolidated financial statements for a further discussion.

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

	High	Low
FISCAL 2018
First quarter	$99.25	$85.50
Second quarter	102.88	87.45
Third quarter	99.25	85.40
Fourth quarter	100.55	83.60
FISCAL 2017
First quarter	$105.14	$91.38
Second quarter	106.18	89.60
Third quarter	92.75	77.50
Fourth quarter	99.55	79.90

Approximate Number of Equity Security Holders of Record

Our common stock is our only class of equity security outstanding at February 28, 2018.  As of April 21,  2018, there were 152 holders of record of our common stock.  A substantially greater number of holders of our common stock are “street name” or beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

Cash Dividends

Our current policy is to retain earnings to provide funds for the operation and expansion of our business, common stock repurchases and for potential acquisitions.  We have not paid any cash dividends on our common stock since inception.  Any change in dividend policy will depend upon future conditions, including earnings and financial condition, general business conditions, any applicable contractual limitations, and other factors deemed relevant by our Board of Directors.  Generally, our Credit Agreement limits our ability to declare or pay cash dividends to our shareholders if, (1) the Leverage Ratio (as defined in the Credit Agreement) on a pro forma basis is greater than 3.50 to 1.00, and (2) unrestricted cash, cash equivalents and availability for borrowings under the Credit Agreement is less than $25 million.

Issuer Purchases of Equity Securities

On May 10, 2017, our Board of Directors authorized the repurchase of up to $400 million of our outstanding common stock.  The authorization is effective until May 2020 and replaced our former repurchase authorization, of which approximately $82 million remained.  These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods.  The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities.  See Note 12 to the accompanying consolidated financial statements for additional information.

Our current equity-based compensation plans include provisions that allow for the “net exercise” of share settled awards by all plan participants.  In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option or other share-based award holders are settled by having the holder tender back to us a number of shares at fair value equal to the amounts due.  Net exercises are treated as purchases and retirements of shares.

The following table summarizes our share repurchase activity for the periods covered below:

	Year Ended the Last Day of February
(in thousands, except share and per share data)	2018	2017	2016
Common stock repurchased on the open market or through tender offer:
Number of shares	717,300	922,731	1,126,796
Aggregate value of shares	$65,795	$75,000	$100,000
Average price per share	$91.73	$81.28	$88.75

Common stock received in connection with share-based compensation:
Number of shares	75,785	6,286	117,294
Aggregate value of shares	$7,258	$595	$6,411
Average price per share	$95.77	$94.61	$54.66

The following schedule sets forth the purchase activity for each month during the three months ended February 28, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THREE MONTHS ENDED FEBRUARY 28, 2018

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
December 1 through December 31, 2017	2,146	$94.08	2,146	$364,726
January 1 through January 31, 2018	702	96.22	702	364,658
February 1 through February 28, 2018	406,273	90.17	406,273	328,023
Total	409,121	$90.21	409,121

Performance Graph

The graph below compares the cumulative total return of our Company to the NASDAQ Market Index and a Peer Group Index, assuming $100 was invested on March 1, 2013.  The Peer Group Index is the Dow Jones–U.S. Personal Products, Broad Market Cap, Yearly, and Total Return Index.  The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN
FOR HELEN OF TROY LIMITED, PEER GROUP INDEX AND NASDAQ
MARKET INDEX
350.00
300.00
250.00
200.00
150.00
100.00
50.00
2013
2014
2015
2016
2017
2018
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

Item 6. Selected Financial Data

The selected consolidated statements of income and cash flow data for fiscal 2018, 2017 and 2016, and the selected consolidated balance sheet data as of the end of fiscal 2018 and 2017, have been derived from our audited consolidated financial statements included in this report.  The selected consolidated statements of income and cash flow data for fiscal 2015 and 2014, and the selected consolidated balance sheet data as of the end fiscal 2016, 2015 and 2014, have been derived from our audited consolidated financial statements, which are not included in this report.  This information should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements included in this report.  All currency amounts are denominated in U.S. Dollars. In December 2017, we sold our former Nutritional Supplements segment. The operating results of this segment are presented as discontinued operations for all applicable periods presented.  Additional information related to the sale of our former Nutritional Supplements segment is included in Note 4 to the accompanying consolidated financial statements.

(in thousands, except per share data)	2018 (1) (2)	2017 (1) (2)	2016 (1) (2)	2015 (1)	2014
Income Statement Data:
Sales revenue, net	$1,489,747	$1,406,676	$1,392,575	$1,344,736	$1,317,153
Gross profit	622,101	582,557	525,734	526,672	516,703
Asset impairment charges	15,447	2,900	6,000	9,000	12,049
Operating income	169,062	169,664	116,294	152,215	117,100
Interest expense	13,951	14,361	10,581	14,079	10,193
Income tax expense	26,556	11,407	13,021	12,332	20,886
Income from continuing operations	128,882	144,310	92,991	126,322	86,248
Income (loss) from discontinued operations, net of tax	(84,436)	(3,621)	8,237	4,842	-
Net income	44,446	140,689	101,228	131,164	86,248

Earnings (loss) per share - basic
Continuing operations	$4.76	$5.24	$3.29	$4.42	$2.69
Discontinued operations	(3.12)	(0.13)	0.29	0.17	-
Net income	$1.64	$5.11	$3.58	$4.59	$2.69

Earnings (loss) per share - diluted
Continuing operations	$4.73	$5.17	$3.23	$4.35	$2.66
Discontinued operations	(3.10)	(0.13)	0.29	0.17	-
Net income	$1.63	$5.04	$3.52	$4.52	$2.66

Weighted average shares outstanding - basic	27,077	27,522	28,273	28,579	32,007
Weighted average shares outstanding - diluted	27,254	27,891	28,749	29,035	32,386

Cash Flow Data from Continuing Operations:
Depreciation and amortization	$33,730	$36,175	$34,889	$34,213	$33,839
Net cash provided by operating activities (3)	218,609	212,491	170,263	171,742	154,165
Capital and intangible asset expenditures	13,605	15,507	16,676	5,908	40,463
Payments to acquire businesses, net of cash acquired	-	209,267	43,150	195,943	-
Net amounts borrowed (repaid)	(197,000)	(133,200)	190,700	240,600	(64,393)

(in thousands)	2018 (1)	2017(1)	2016 (1)	2015	2014
Balance Sheet Data from Continuing Operations:
Working capital (3)	$258,222	$267,897	$504,338	$308,895	$286,122
Goodwill and other intangible assets	905,235	938,324	762,879	746,542	775,550
Total assets (3)	1,621,320	1,613,942	1,656,262	1,440,130	1,533,302
Long-term debt (3)	287,985	461,211	600,107	411,307	95,707
Stockholders' equity (4)	1,014,459	1,020,766	930,043	904,565	1,029,487
Cash dividends	-	-	-	-	-

(1)

In December 2017, we divested our former Nutritional Supplements segment, which is reported as discontinued operations. For more information see Note 4 to the accompanying consolidated financial statements.

(2)	Includes the material impact of new business acquisitions as follows:

•

Fiscal 2017 includes eleven and one-half months of operating results from the acquisition of Hydro Flask, acquired for a net cash purchase price of $209.3 million. Fiscal 2018 and thereafter includes a full year of operating results.

•

Fiscal 2016 includes eleven months of operating results from the Vicks VapoSteam inhalant business acquired for a net cash purchase price of $42.8 million. Fiscal 2017 and thereafter includes a full year of operating results.

(3)	Fiscal 2016 and 2015 include certain reclassifications to conform with fiscal 2017 adopted accounting changes.

(4)

During fiscal 2018, 2017, 2016, 2015 and 2014, we repurchased and retired 793,085, 929,017, 1,244,090, 4,174,093 and 146,539 shares of common stock having total cost of $73.1, $75.6, $106.4, $278.4 and $8.2 million, respectively.

Information Regarding Forward-Looking Statements

Certain written and oral statements in this Form 10-K may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995.  This includes statements made in this report, in other filings with the Securities and Exchange Commission (the "SEC"), in press releases, and in certain other oral and written presentations.  Generally, the words "anticipates", "believes", "expects", "plans", "may", "will", "should", "seeks", "estimates", "project", "predict", "potential", "continue", "intends", and other similar words identify forward-looking statements.  All statements that address operating results, events or developments that may occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon our current expectations and various assumptions.  We believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct.  Forward-looking statements are subject to risks that could cause them to differ materially from actual results.  Accordingly, we caution readers not to place undue reliance on forward-looking statements.  We believe that these risks include but are not limited to the risks described in this report under Item 1A., “Risk Factors” and that are otherwise described from time to time in our SEC reports as filed.  We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this report, including Part I, Item 1., “Business”; Part II, Item 6., “Selected Financial Data”; and Part II, Item 8., “Financial Statements and Supplementary Data.”  The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations.  Actual results may differ materially due to a number of factors, including those discussed in Item 1A.,“Risk Factors,” and in the section entitled “Information Regarding Forward-Looking Statements,” preceding this MD&A, and in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk.”  Throughout MD&A, we refer to our Leadership Brands, which are brands that have number-one and number-two positions in their respective categories and include OXO, Honeywell, Braun, PUR, Hydro Flask, Vicks, and Hot Tools.

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

Overview

We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of well-recognized and widely-trusted brands.  We have built leading market positions through new product innovation, product quality and competitive pricing.  We currently operate in three segments consisting of Housewares, Health & Home and Beauty.  In fiscal 2015, we launched a transformational strategy to improve the performance of our business segments and strengthen our shared service capabilities.  We believe we continue to make progress on achieving our strategic objectives.

Fiscal 2018 - Significant Developments

An overview of our significant developments are provided below:

•

On October 5, 2017, we announced that we had approved a restructuring plan (referred to as “Project Refuel”) intended to enhance the performance primarily in the Beauty and Nutritional Supplements segments. Following the divestiture of our former Nutritional Supplements segment, we are targeting total annualized profit improvements of approximately $8.0 million over the duration of the plan.  We estimate the plan to be completed by the first quarter of fiscal 2020 and expect to incur total restructuring charges in the range of approximately $3.2 to $4.8 million over the period.  Fiscal 2018 includes pre-tax restructuring charges of $1.9 million assocated with Project Refuel.  Project Refuel includes a reduction-in-force and the elimination of certain contracts. See Note 13 to the accompanying consolidated financial statements for additional information.

•

On December 20, 2017, we completed the divestiture of the Nutritional Supplements segment through the sale of Healthy Directions LLC and its subsidiaries to Direct Digital, LLC. The purchase price from the sale is comprised of $46 million in cash, paid at closing, and a supplemental payment targeted at $25.0 million payable on or before August 1, 2019.  See Note 4 to the accompanying consolidated financial statements for additional information.

•

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law.  Among other changes, the Tax Act lowered the U.S. corporate income tax rate from 35% to 21% and established a modified territorial system requiring mandatory deemed repatriation tax on undistributed earnings of certain foreign subsidiaries.  The rate change is effective at the beginning of calendar year 2018 and, as a result, we have a blended U.S. federal statutory tax rate of 32.7% for fiscal 2018.  As a result of the enactment, we have recorded a provisional tax expense of $17.9 million related to the one-time remeasurement of our U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, the one-time repatriation tax applied to our undistributed foreign earnings, and the impact of executive compensation that is no longer deductible under the Tax Act.  On an ongoing basis, we expect that the Tax Act will result in a reduction to our annual effective tax rate of approximately one percentage point, primarily due to the reduction in the U.S. corporate income tax rate.

•	During fiscal 2018, we repurchased 793,085 shares of our common stock at an average price of $92.13 per share for a total cost of $73.1 million.

•	During fiscal 2018, we recorded non-cash asset impairment charges of $15.4 million ($13.8 million after tax) related to certain trademarks in the Beauty segment.

Significant Trends Impacting the Business

Foreign Currency Exchange Rate Fluctuations

Due to the nature of our operations, we have exposure to the impact of fluctuations in exchange rates from transactions that are denominated in a currency other than our reporting currency (the U.S. Dollar).  The most significant currencies affecting our operating results are the British Pound, Euro, Canadian Dollar, and Mexican Peso.  For fiscal 2018, changes in foreign currency exchange rates had a favorable impact on consolidated U.S. Dollar reported net sales revenue of approximately $5.2 million, or 0.4%.  For fiscal 2017, changes in foreign currency exchange rates had an unfavorable impact on consolidated U.S. Dollar reported net sales revenue of approximately $9.7 million, or 0.7%.

Consumer Spending and Changes in Shopping Preferences

Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets.  The principal driver of our operating performance is the strength of the U.S. retail economy, as approximately 79%, 79% and 78% of our consolidated net sales were from U.S. shipments in fiscal 2018, 2017, and 2016 respectively.  Additionally, the shift in consumer shopping preferences to online or multichannel shopping experiences has shifted the concentration of our sales.  For fiscal 2018, 2017 and 2016, our net sales to customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 15%, 12% and 9%, respectively, of our total consolidated net sales revenue for each fiscal year and grew over 30% in fiscal 2018.  With the continued growth in online sales across the retail landscape, many brick and mortar retailers are aggressively looking for ways to improve their customer delivery capabilities to be able to meet customer expectations.  As a result, it will become increasingly important for us to leverage our distribution capabilities in order to meet the changing demands of our customers, as well as to increase our online capabilities to support our direct-to-consumer sales channels and online channel sales by our retail customers.

Variability of the Cough/Cold/Flu Season

Sales in several of our Health & Home segment categories are highly correlated to the severity of winter weather and cough/cold/flu incidence.  In the U.S., the cough/cold/flu season historically runs from November through March, with peak activity normally in January to March.  For the 2017-2018 season, fall and winter weather was unseasonably cold and cough/cold/flu incidence was significantly higher than the 2016-2017 season, which was a below average season.

Results of Operations

The following table provides selected operating data, in U.S. Dollars, as a percentage of net sales revenue, and as a year-over-year percentage change.

	Fiscal Years Ended
	the Last Day of February,			% of Sales Revenue, net (3)			% Change
(in thousands)	2018 (1) (2)	2017 (1) (2)	2016 (1)	2018	2017	2016	18/17	17/16
Sales revenue by segment, net
Housewares	$457,819	$418,128	$310,663	30.7%	29.7%	22.3%	9.5%	34.6%
Health & Home	682,605	632,769	642,735	45.8%	45.0%	46.2%	7.9%	(1.6)%
Beauty	349,323	355,779	439,177	23.4%	25.3%	31.5%	(1.8)%	(19.0)%
Total sales revenue, net	1,489,747	1,406,676	1,392,575	100.0%	100.0%	100.0%	5.9%	1.0%
Cost of goods sold	867,646	824,119	866,841	58.2%	58.6%	62.2%	5.3%	(4.9)%
Gross profit	622,101	582,557	525,734	41.8%	41.4%	37.8%	6.8%	10.8%
Selling, general and administrative expense (SG&A)	435,735	409,993	403,440	29.2%	29.1%	29.0%	6.3%	1.6%
Asset impairment charges	15,447	2,900	6,000	1.0%	0.2%	0.4%	*	(51.7)%
Restructuring charges	1,857	-	-	0.1%	-%	-%	*	-%
Operating income	169,062	169,664	116,294	11.3%	12.1%	8.4%	(0.4)%	45.9%
Nonoperating income, net	327	414	299	-%	-%	-%	(21.0)%	38.5%
Interest expense	(13,951)	(14,361)	(10,581)	(0.9)%	(1.0)%	(0.8)%	(2.9)%	35.7%
Income before income tax	155,438	155,717	106,012	10.4%	11.1%	7.6%	(0.2)%	46.9%
Income tax expense	26,556	11,407	13,021	1.8%	0.8%	0.9%	132.8%	(12.4)%
Income from continuing operations	128,882	144,310	92,991	8.7%	10.3%	6.7%	(10.7)%	55.2%
Income (loss) from discontinued operations (1)	(84,436)	(3,621)	8,237	(5.7)%	(0.3)%	0.6%	*	(144.0)%
Net income	$44,446	$140,689	$101,228	3.0%	10.0%	7.3%	(68.4)%	39.0%

(1)

During fiscal 2018, we divested our Nutritional Supplements segment, which is reported as discontinued operations for all periods presented. For more information see Note 4 to the accompanying consolidated financial statements.

(2)	Fiscal 2017 includes eleven and one-half months of operating results for Hydro Flask, acquired on March 18, 2016. Fiscal 2018 includes a full year of operating results for Hydro Flask.

(3)

Sales revenue percentages by segment are computed as a percentage of the related segment’s net sales revenue to total net sales revenue.  All other percentages are computed as a percentage of total net sales revenue.

       *     Not meaningful.

Fiscal 2018 Financial Results

•	Consolidated net sales revenue increased 5.9% or $83.1 million, to $1,489.7 million in fiscal 2018 compared to $1,406.7 million in fiscal 2017.

•

Consolidated operating income decreased 0.4%, or $0.6 million, to $169.1 million for fiscal 2018 compared to $169.7 million in fiscal 2017.  Consolidated operating margin decreased 0.8 percentage points to 11.3% of consolidated net sales revenue in fiscal 2018 compared to 12.1% in fiscal 2017.  Fiscal 2018 includes pre-tax non-cash asset impairment charges of $15.4 million, a charge related to the bankruptcy of Toys ‘R’ Us (“TRU”) of $3.6 million and restructuring charges of $1.9 million.  Fiscal 2017 includes non-cash asset impairment charges of $2.9 million and a patent litigation charge of $1.5 million.

•

Consolidated adjusted operating income increased 6.7%, or $14.0 million, to $223.9 million for fiscal 2018 compared to $209.9 million in fiscal 2017.  Consolidated adjusted operating margin increased 0.1 percentage point to 15.0% of consolidated net sales revenue in fiscal 2018 compared to 14.9% in fiscal 2017.

•

Income from continuing operations decreased 10.7%, or $15.4 million, to $128.9 million in fiscal 2018 compared to $144.3 million in fiscal 2017.  Diluted earnings per share (“EPS”) from continuing operations decreased 8.5% to $4.73 in fiscal 2018 compared to $5.17 in fiscal 2017.

•

Adjusted income from continuing operations increased 9.0% to $197.2 million in fiscal 2018, compared to $180.9 million in fiscal 2017.  Adjusted diluted EPS from continuing operations increased 11.6% to $7.24 in fiscal 2018 compared to $6.49 in fiscal 2017.

•

Loss from discontinued operations, net of tax, increased to ($84.4) million for fiscal 2018, compared to ($3.6) million for fiscal 2017.  Diluted loss per share from discontinued operations was ($3.10) for fiscal 2018 compared to ($0.13) for fiscal 2017.  Fiscal 2018 includes after tax non-cash asset impairment charges of $83.5 million, restructuring charges of $0.4 million and a gain on the sale of discontinued operations of $1.0 million.  Fiscal 2017 includes after tax non-cash asset impairment charges of $5.9 million.

•	Net income was $44.4 million for fiscal 2018 compared to $140.7 million for fiscal 2017. Diluted EPS was $1.63 for fiscal 2018 compared to $5.04 for fiscal 2017.

Fiscal 2017 Financial Results

•	Consolidated net sales revenue increased 1.0%, or $14.1 million, to $1,406.7 million in fiscal 2017 compared to $1,392.6 million fiscal 2016.

•

Consolidated operating income increased 45.9%, or $53.4 million, to $169.7 million for fiscal 2017 compared to $116.3 million in fiscal 2016.  Consolidated operating margin increased 3.7 percentage points to 12.1% of consolidated net sales revenue in fiscal 2017 compared to 8.4% in fiscal 2016. Fiscal 2017 included pre-tax non-cash asset impairment charges of $2.9 million and a patent litigation charge of $1.5 million.  Fiscal 2016 included asset impairment charges of $6.0 million, CEO succession costs of $6.0 million, acquisition-related expenses of $0.7 million, Venezuelan remeasurement-related charges of $18.7 million and patent litigation charges of $17.8 million.

•

Consolidated adjusted operating income increased 8.1%, or $15.7 million, to $209.9 million for fiscal 2017 compared to $194.2 million in fiscal 2016.  Consolidated adjusted operating margin increased 1.0 percentage points to 14.9% of consolidated net sales revenue in fiscal 2017 compared to 13.9% in fiscal 2016.

•

Income from continuing operations increased 55.2%, or $51.3 million, to $144.3 million in fiscal 2017 compared to $93.0 million in fiscal 2016.  Diluted EPS from continuing operations increased 60.1% to $5.17 in fiscal 2017 compared to $3.23 in fiscal 2016.

•

Adjusted income from continuing operations increased 8.3% to $180.9 million in fiscal 2017, compared to $166.9 million in fiscal 2016.  Adjusted diluted EPS from continuing operations increased 12.3% to $6.49 in fiscal 2017 compared to $5.78 in fiscal 2016.

•

Loss from discontinued operations, net of tax, was $3.6 million for fiscal 2017 and included after tax non-cash asset impairment charges of $5.9 million, compared to income from discontinued operations, net of tax, of $8.2 million in fiscal 2016.  Diluted loss per share from discontinued operations was $(0.13) in fiscal 2017 compared to earnings per share of $0.29 in fiscal 2016.

•	Net income was $140.7 for fiscal 2017 versus $101.2 million for fiscal 2016. Diluted EPS was $5.04 for fiscal 2017 compared to $3.52 for fiscal 2016.

Adjusted operating income, adjusted operating margin, adjusted income from continuing operations, and adjusted diluted EPS from continuing operations as discussed below and on the pages that follow are non‐GAAP financial measures as contemplated by SEC Regulation G, Rule 100.  These measures are discussed further, and reconciled to their applicable GAAP‐based measures contained in this MD&A on pages 34, 38 and 39.

Geographic Net Sales Revenue

The following table provides net sales revenue by geographic region, in U.S. Dollars, as a percentage of net sales revenue, and the year-over-year percentage change in each region .

	Fiscal Years Ended
	the Last Day of February,			% of Sales Revenue, net (2)			% Change
(in thousands)	2018 (1)	2017 (1)	2016	2018	2017	2016	18/17	17/16
Sales revenue, net by geographic region
United States	$1,168,888	$1,111,109	$1,080,337	78.5%	79.0%	77.6%	5.2%	2.8%
Canada	60,504	60,002	57,482	4.1%	4.3%	4.1%	0.8%	4.4%
EMEA	145,492	134,546	139,911	9.8%	9.6%	10.0%	8.1%	(3.8)%
Asia Pacific	75,616	60,689	51,575	5.1%	4.3%	3.7%	24.6%	17.7%
Latin America	39,247	40,330	63,270	2.6%	2.9%	4.5%	(2.7)%	(36.3)%
Total sales revenue, net	$1,489,747	$1,406,676	$1,392,575	100.0%	100.0%	100.0%	5.9%	1.0%

(1)	Fiscal 2017 includes eleven and one-half months of operating results for Hydro Flask, acquired on March 18, 2016. Fiscal 2018 includes a full year of operating results for Hydro Flask.

(2)

Sales revenue percentages by segment are computed as a percentage of the related segment’s net sales revenue to total net sales revenue.  All other percentages are computed as a percentage of total net sales revenue.

In fiscal 2018, U.S. sales increased 5.2% compared to fiscal 2017, primarily driven by core business growth. International sales increased 8.6% compared to fiscal 2017,primarily from growth in EMEA and Asia Pacific.

In fiscal 2017, U.S. sales grew 2.8% compared to fiscal 2016, primarily driven by the contribution from the Hydro Flask acquisition. International sales declined 5.3% primarily from declines in EMEA and Latin America due to foreign currency fluctuations and the re-measurement of our Venezuelan financial statements in fiscal 2017, which were partially offset by growth in Canada and Asia Pacific.

Comparison of Fiscal 2018 to Fiscal 2017

Consolidated and Segment Net Sales

The following table summarizes the impact that acquisitions, foreign currency and Venezuela re-measurement had on our net sales revenue by segment:

	Year Ended February 28, 2018
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2017 sales revenue, net	$418,128	$632,769	$355,779	$1,406,676
Core business	33,467	45,937	(7,661)	71,743
Impact of foreign currency	76	3,899	1,205	5,180
Acquisitions(1)	6,148	-	-	6,148
Change in sales revenue, net	39,691	49,836	(6,456)	83,071
Fiscal 2018 sales revenue, net	$457,819	$682,605	$349,323	$1,489,747

Total net sales revenue growth	9.5%	7.9%	(1.8)%	5.9%
Core business	8.0%	7.3%	(2.2)%	5.1%
Impact of foreign currency	-%	0.6%	0.3%	0.4%
Acquisitions	1.5%	-%	-%	0.4%

(1)	Includes approximately one-half month of incremental operating results for Hydro Flask, which was acquired on March 18, 2016.

In the above table core business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand is acquired, excluding the impact that foreign currency  re-measurement had on reported net sales.  Net sales revenue from internally developed brands or product lines is considered core business activity.

Consolidated Net Sales Revenue

Consolidated net sales revenue increased $83.1 million, or 5.9%, to $1,489.7 million for fiscal 2018, compared to $1,406.7 million for fiscal 2017.  The increase was primarily driven by:

•	a core business increase of $71.7 million, or 5.1%, primarily due to new product introductions, online customer growth, incremental distribution and growth in international sales;

•	growth from acquisitions of $6.1 million or 0.4%; and

•	the favorable impact from foreign currency fluctuations of approximately $5.2 million, or 0.4%.

These factors were partially offset by:

•	a decline in the personal care category within Beauty; and

•	the impact of lower store traffic and soft consumer spending at traditional brick and mortar retail.

Segment Net Sales Revenue

Housewares

Net sales revenue in the Housewares segment increased $39.7 million, or 9.5%, to $457.8 million for fiscal 2018, compared to $418.1 million for fiscal 2017.  The change was primarily driven by:

•

a core business increase of $33.5 million, or 8.0%, due to an increase in online sales, incremental distribution with existing customers, expanded international and U.S. distribution, new product introductions for both the Hydro Flask and OXO brands, increased marketing investments and promotional activity, and higher sales in the discount channel; and

•	growth from acquisitions of $6.1 million, or 1.5%, representing an incremental one-half month of operating results from Hydro Flask in fiscal 2018, compared to the same period last year.

These factors were partially offset by:

•	lower store traffic and soft consumer spending at traditional brick and mortar retail; and

•	the unfavorable comparative impact of retail pipeline fill and strong sales into the club channel in the prior year period.

Health & Home

Net sales revenue in the Health & Home segment increased $49.8 million, or 7.9%, to $682.6 million for fiscal 2018, compared to $632.8 million for fiscal 2017.  The change was primarily driven by core business growth of 7.3%, which benefitted from strong cough/cold/flu incidence along with unseasonably cold fall and winter weather, compared to below average cough/cold/flu incidence and milder weather in the same period last year.  Growth was also driven by an increase in online sales, incremental distribution and shelf space gains with existing customers and an increase in international sales.  Core business sales increases were partially offset by lower sales into the club channel and lower royalty revenue.  Foreign currency fluctuations had a favorable impact on total segment sales of approximately $3.9 million, or 0.6%.

Beauty

Net sales revenue in the Beauty segment decreased $6.5 million, or 1.8%, to $349.3 million for fiscal 2018, compared to $355.8 million for fiscal 2017.  The change was primarily driven by a decline in the personal care category, which was partially offset by solid growth in both retail and professional appliance sales, particularly to online retail customers. Segment net sales were favorably impacted by foreign currency fluctuations of approximately $1.2 million, or 0.3%.

Gross Profit Margin

Consolidated gross profit margin for fiscal 2018 increased 0.4 percentage points to 41.8%, compared to 41.4% for fiscal 2017.  The increase in consolidated gross profit margin is primarily due to the favorable impact from growth in our Leadership Brands, a higher margin product mix and the favorable impact from foreign currency fluctuations. These factors were partially offset by channel mix and higher promotional spending.

Selling General and Administrative Expense

Our consolidated SG&A ratio increased 0.1 percentage point to 29.2% for fiscal 2018, compared to 29.1% for fiscal 2017.  The increase in consolidated SG&A ratio is primarily due to:

•	a $3.6 million charge related to the bankruptcy of TRU;

•	higher overall marketing, advertising and new product development expense in support of our Leadership Brands; and

•	an unfavorable impact from foreign currency exchange and forward contract settlements.

These factors were partially offset by:

•	the favorable comparative impact of a $1.5 million patent litigation charge in the same period last year;

•	improved distribution and logistics efficiency and lower outbound freight expense; and

•	the favorable impact that higher overall sales had on operating leverage.

Asset Impairment Charges

Fiscal 2018

As a result of our interim and annual testing of indefinite-lived trademarks, we recorded non-cash asset impairment charges of $15.4 million ($13.8 million after tax) in continuing operations.  The charges were related to certain trademarks in our Beauty segment.

Fiscal 2017

As a result of our interim and annual testing of indefinite-lived trademarks, we recorded non-cash asset impairment charges of $2.9 million ($2.5 million after tax) in continuing operations. The charges were related to certain trademarks in our Beauty segment.

Operating income, operating margin, adjusted operating income (non-GAAP), and adjusted operating margin (non-GAAP) by segment

In order to provide a better understanding of the comparative impact of certain items on operating income, the tables that follow report the comparative before tax impact of non‐cash asset impairment charges, restructuring charges, the TRU bankruptcy charge, CEO succession costs, acquisition‐related expenses, Venezuelan currency re-measurement related charges, patent litigation charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods covered below.  Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. These measures are discussed further in this MD&A on pages 38 and 39.

	Year Ended February 28, 2018
(In thousands)	Housewares (1)		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$89,319	19.5%	$62,099	9.1%	$17,644	5.1%	$169,062	11.3%
Asset impairment charges	-	-%	-	-%	15,447	4.4%	15,447	1.0%
Restructuring charges	220	-%	-	-%	1,637	2.0%	1,857	0.5%
TRU bankruptcy charge	956	0.2%	2,640	0.4%	-	-%	3,596	0.2%
Subtotal	90,495	19.8%	64,739	9.5%	34,728	9.9%	189,962	12.8%
Amortization of intangible assets	2,226	0.5%	11,101	1.6%	5,527	1.6%	18,854	1.3%
Non-cash share-based compensation	4,701	1.0%	5,721	0.8%	4,632	1.3%	15,054	1.0%
Adjusted operating income (non-GAAP)	$97,422	21.3%	$81,561	11.9%	$44,887	12.8%	$223,870	15.0%

	Year Ended February 28, 2017
(In thousands)	Housewares (1)		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$89,020	21.3%	$51,072	8.1%	$29,572	8.3%	$169,664	12.1%
Asset impairment charges	-	-%	-	-%	2,900	0.8%	2,900	0.2%
Patent litigation charge	-	-%	1,468	0.2%	-	-%	1,468	0.1%
Subtotal	89,020	21.3%	52,540	8.3%	32,472	9.1%	174,032	12.4%
Amortization of intangible assets	2,643	0.6%	13,663	2.2%	5,718	1.6%	22,024	1.6%
Non-cash share-based compensation	3,409	0.8%	5,449	0.9%	5,003	1.4%	13,861	1.0%
Adjusted operating income (non-GAAP)	$95,072	22.7%	$71,652	11.3%	$43,193	12.1%	$209,917	14.9%

	Year Ended February 29, 2016
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$55,944	18.0%	$36,860	5.7%	$23,490	5.3%	$116,294	8.4%
Asset impairment charges	-	-%	-	-%	6,000	1.4%	6,000	0.4%
CEO succession costs	1,348	0.4%	2,722	0.4%	1,933	0.4%	6,003	0.4%
Acquisition-related expenses	698	0.2%	-	-%	-	-%	698	0.1%
Venezuelan re-measurement related charge (4)	-	-%	-	-%	18,733	4.3%	18,733	1.3%
Patent litigation charge	-	-%	17,830	2.8%	-	-%	17,830	1.3%
Subtotal	57,990	18.7%	57,412	8.9%	50,156	11.4%	165,558	11.9%
Amortization of intangible assets	1,325	0.4%	14,438	2.2%	5,751	1.3%	21,514	1.5%
Non-cash share-based compensation	1,344	0.4%	2,470	0.4%	3,350	0.8%	7,164	0.5%
Adjusted operating income (non-GAAP)	$60,659	19.5%	$74,320	11.6%	$59,257	13.5%	$194,236	13.9%

(1)	Fiscal 2017 includes eleven and one-half months of incremental operating results for Hydro Flask, acquired on March 18, 2016. Fiscal 2018 includes a full year of operating results for Hydro Flask.

(2)	CEO succession costs incurred in connection with the settlement of a lawsuit with our former CEO in fiscal 2016.

Consolidated

Consolidated operating income was $169.1 million, or 11.3% of net sales, compared to consolidated operating income of $169.7 million, or 12.1% of net sales, for the same period last year.  Fiscal 2018 includes pre-tax non-cash asset impairment charges totaling $15.4 million, a $3.6 million charge related to the TRU bankruptcy and pre-tax restructuring charges of $1.9 million associated with Project Refuel.  Fiscal 2017 includes pre-tax non-cash asset impairment charges of $2.9 million and a patent litigation charge of $1.5 million.  The effect of these items in both years unfavorably impacted the year-over-year comparison of operating margin by a combined 1.4 percentage points. The remaining improvement in consolidated operating margin primarily reflects:

•	a higher mix of Leadership Brand sales at a higher operating margin;

•	improved distribution and logistics efficiency and lower outbound freight costs; and

•	the favorable impact that higher overall net sales had on operating leverage.

These factors were partially offset by higher marketing, advertising and new product development expense in support of our Leadership Brands and the unfavorable impact from foreign currency exchange and forward contract settlements.

Consolidated adjusted operating income increased 6.6% to $223.9 million, or 15.0% of net sales, compared to $209.9 million, or 14.9% of net sales, in the same period last year.

Housewares

The Housewares segment’s operating income was $89.3 million, or 19.5% of segment net sales, compared to $89.0 million, or 21.3% of segment net sales, for the same period last year. The 1.8 percentage point decrease in segment operating margin is primarily due to:

•	higher marketing, advertising and new product development expense;

•	higher promotional spending;

•	higher sales in the discount channel;

•	a $1.0 million charge related to the bankruptcy of TRU; and

•	a $0.2 million pre-tax restructuring charge.

These factors were partially offset by the favorable margin impact from growth in the Hydro Flask business, improved distribution and logistics efficiency coupled with lower outbound freight costs, and the impact of increased operating leverage from overall sales growth.

Segment adjusted operating income increased 2.5% to $97.4 million, or 21.3% of segment net sales, compared to $95.1 million, or 22.7% of segment net sales, in the same period last year.

Health & Home

The Health & Home segment’s operating income was $62.1 million, or 9.1% of segment net sales, compared to $51.1 million, or 8.1% of segment net sales, in the same period last year. The 1.0 percentage point increase in segment operating margin is primarily due to:

•	lower legal fee expense and the comparative impact of a $1.5 million patent litigation charge in the same period last year;

•	improved distribution and logistics efficiency and lower outbound freight costs;

•	lower royalty expense; and

•	the favorable impact that higher overall net sales had on operating leverage.

These factors were partially offset by:

•	an increase in new product development expense;

•	higher personnel and incentive compensation costs;

•	a $2.6 million charge related to the bankruptcy of TRU; and

•	an increase in product liability expense.

Segment adjusted operating income increased 13.8% to $81.6 million, or 11.9% of segment net sales, compared to $71.7 million, or 11.3% of segment net sales, in the same period last year.

Beauty

The Beauty segment’s operating income was $17.6 million, or 5.1% of segment net sales, compared to operating income of $29.6 million, or 8.3% of segment net sales, in the same period last year. The 3.2 percentage point decrease in segment operating margin is primarily due to:

•	pre-tax non-cash asset impairment charges of $15.5 million, compared to $2.9 million recorded in the same period last year;

•	pre-tax restructuring charges of $1.6 million related to Project Refuel; and

•	the net sales decline in the personal care category and its unfavorable impact on gross margin mix and operating leverage.

These factors were partially offset by the favorable impact of new product introductions in the appliance category, lower media advertising expense and improved distribution and logistics efficiency coupled with lower outbound freight costs.

Segment adjusted operating income increased 3.9% to $44.9 million, or 12.8% of segment net sales, compared to $43.2 million, or 12.1% of segment net sales, in the same period last year.

Interest Expense

Interest expense was $14.0 million in fiscal 2018 compared to $14.4 million in fiscal 2017.  The decrease in interest expense is due to lower average levels of debt held during the twelve months ended February 28, 2018, partially offset by higher overall average interest rates.

Income Tax Expense

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law.  Among other changes, the Tax Act lowered the U.S. corporate income tax rate from 35% to 21% and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. The rate change is effective at the beginning of calendar year 2018 and, as a result, we have a blended U.S. federal statutory tax rate of 32.7% for our fiscal year 2018.

As a result of the enactment, we have recorded a provisional tax charge of $17.9 million related to the one-time remeasurement of our U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, the one-time repatriation tax applied to our undistributed foreign earnings and the impact of executive compensation that is no longer deductible under the Tax Act. The ultimate impact may differ from this provisional amount due to additional analysis, changes in interpretations or assumptions we have made, additional regulatory guidance that may be issued and actions that we may take as a result of the Tax Act.  Any subsequent adjustments to provisional estimates will be reflected in our income tax provision during one or more periods in fiscal 2019.

The year-over-year comparison of our effective tax rates is impacted by the mix of taxable income in our various tax jurisdictions, among other factors.  Due to our organization in Bermuda and the ownership structure of our foreign subsidiaries, many of which are not owned directly or indirectly by a U.S. parent company, an immaterial amount of our foreign income is subject to U.S. taxation on a permanent basis under current law. Additionally, our intellectual property is largely owned by our foreign subsidiaries, resulting in proportionally higher earnings in jurisdictions with lower statutory tax rates, which decreases our overall effective tax rate.

Fiscal 2018 income tax expense as a percentage of income before tax was 17.1% compared to 7.3% in the same period last year.  The increase in our effective tax rate was primarily due to the provisional charge of $17.9 million related to the Tax Act, which increased our effective tax rate by 11.5 percentage points.  This impact was partially offset by:

•

$2.1 million in tax benefits resulting from the recognition of excess tax benefits from share-based compensation in income tax expense rather than paid in capital due to our adoption of ASU 2016-09; and

•	$2.4 million in tax benefits related to the resolution of uncertain tax positions.

Income from continuing operations, diluted EPS from continuing operations, adjusted Income from continuing operations (non-GAAP), and adjusted diluted EPS from continuing operations (non-GAAP)

In order to provide a better understanding of the impact of certain items on our income and EPS from continuing operations, the analysis that follows reports the comparative after tax impact of non‐cash asset impairment charges, CEO succession costs, acquisition‐related expenses, tax reform, Venezuelan currency re-measurement related charges, patent litigation charges, the TRU bankruptcy charge, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on income from continuing operations, and basic and diluted EPS from continuing operations for the periods covered below.

	Year Ended February 28, 2018
	Income From Continuing Operations			Diluted Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$155,438	$26,556	$128,882	$5.70	$0.97	$4.73
Tax reform	-	(17,939)	17,939	-	(0.66)	0.66
Asset impairment charges	15,447	1,613	13,834	0.57	0.06	0.51
Restructuring charges	1,857	69	1,788	0.07	-	0.07
TRU bankruptcy charge	3,596	204	3,392	0.13	0.01	0.12
Subtotal	176,338	10,503	165,835	6.47	0.39	6.08
Amortization of intangible assets	18,854	850	18,004	0.69	0.03	0.66
Non-cash share-based compensation	15,054	1,669	13,385	0.55	0.06	0.49
Adjusted (non-GAAP)	$210,246	$13,022	$197,224	$7.71	$0.48	$7.24

Weighted average shares of common stock used in computing diluted earnings per share						27,254

	Year Ended February 28, 2017
	Income From Continuing Operations			Diluted Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$155,717	$11,407	$144,310	$5.58	$0.41	$5.17
Asset impairment charges	2,900	354	2,546	0.10	0.01	0.09
Patent litigation charge	1,468	4	1,464	0.05	-	0.05
Subtotal	160,085	11,765	148,320	5.74	0.42	5.32
Amortization of intangible assets	22,024	1,538	20,486	0.79	0.06	0.73
Non-cash share-based compensation	13,861	1,762	12,099	0.50	0.06	0.44
Adjusted (non-GAAP)	$195,970	$15,065	$180,905	$7.03	$0.54	$6.49

Weighted average shares of common stock used in computing diluted earnings per share						27,891

	Year Ended February 29, 2016
	Income From Continuing Operations			Diluted Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$106,013	$13,021	$92,992	$3.69	$0.45	$3.23
Asset impairment charges	6,000	688	5,312	0.21	0.02	0.18
CEO succession costs	6,003	2,062	3,941	0.21	0.07	0.14
Acquisition-related expenses	698	2	696	0.02	-	0.02
Venezuelan re-measurement related charges	18,733	-	18,733	0.65	-	0.65
Patent litigation charge	17,830	45	17,785	0.62	-	0.62
Subtotal	155,277	15,818	139,459	5.40	0.55	4.85
Amortization of intangible assets	21,514	1,187	20,327	0.75	0.04	0.71
Non-cash share-based compensation	7,164	753	6,411	0.25	0.03	0.22
Adjusted (non-GAAP)	$183,955	$17,758	$166,197	$6.40	$0.62	$5.78

Weighted average shares of common stock used in computing diluted earnings per share						28,749

Our income from continuing operations was $128.9 million for fiscal 2018 compared to $144.3 million for fiscal 2017, a decrease of 10.7%.  Our diluted earnings per share from continuing operations decreased $0.44 or 8.5%, to $4.73 for fiscal 2018 compared to $5.17 for fiscal 2017.

Adjusted income from continuing operations increased $16.3 million, or 9.0%, for fiscal 2018 compared to fiscal 2017. Adjusted diluted EPS from continuing operations was $7.24  for fiscal 2018 compared to $6.49 for fiscal 2017.  The increase in adjusted income was primarily due to an increase in adjusted operating income and lower interest expense.  The increase in adjusted diluted EPS from continuing operations was due to increased adjusted income and lower diluted shares outstanding during fiscal 2018.

The tables contained in this MD&A, under the headings “Operating income, operating margin, adjusted operating income (non-GAAP) and adjusted operating margin (non-GAAP) by segment” and “Income from continuing operations, diluted EPS from continuing operations, adjusted income from continuing operations (non-GAAP), and adjusted diluted EPS from continuing operations (non-GAAP),” respectively, report operating income, operating margin, income from continuing operations and diluted earnings per share from continuing operations without the impact of non-cash asset impairment charges, CEO succession costs, acquisition-related expenses, tax reform, Venezuelan currency re-measurement related charges, patent litigation charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable.  These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100.  The preceding table and the table on page 34 reconciles these measures to their corresponding GAAP-based measures presented in our consolidated statements of income.  We believe that adjusted operating income, adjusted operating margin, adjusted income from continuing operations and adjusted diluted EPS from continuing operations provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations.  We believe that these non-GAAP financial measures, in combination with the our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges on net income and earnings per share.  We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors.  We further believe that including the excluded charges would not accurately reflect the underlying performance of the our continuing operations for the period in which the charges are incurred, even though such charges may be incurred and reflected in the our GAAP financial results in the near future.  The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities.  Our adjusted operating income, adjusted operating margin, adjusted income from continuing operations and adjusted diluted EPS from continuing operations are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies.  Accordingly, undue reliance should not be placed on non-GAAP information.

Comparison of Fiscal 2017 to Fiscal 2016

Consolidated and Segment Net Sales

The following table summarizes the impact that acquisitions and foreign currency had on our net sales revenue by segment:

	Year Ended February 28, 2017
(in thousands)	Housewares (1)	Health & Home (2)	Beauty	Total
Fiscal 2016 sales revenue, net	$310,663	$642,735	$439,177	$1,392,575
Core business	2,402	(8,257)	(56,853)	(62,708)
Impact of foreign currency	(1,942)	(2,421)	(5,339)	(9,702)
Venezuela re-measurement	-	-	(21,206)	(21,206)
Acquisitions	107,005	712	-	107,717
Change in sales revenue, net	107,465	(9,966)	(83,398)	14,101
Fiscal 2017 sales revenue, net	$418,128	$632,769	$355,779	$1,406,676

Total net sales revenue growth	34.6%	(1.6)%	(19.0)%	1.0%
Core business	0.8%	(1.3)%	(12.9)%	(4.5)%
Impact of foreign currency	(0.6)%	(0.4)%	(1.2)%	(0.7)%
Venezuela re-measurement	-%	-%	(4.8)%	(1.5)%
Acquisitions	34.4%	0.1%	-%	7.7%

(1)	Fiscal 2017 growth from acquisitions includes eleven and one-half months of incremental operating results for the Hydro Flask acquisition, acquired on March 18, 2016.

(2)	Fiscal 2017 growth from acquisitions includes one month of incremental operating results for the Vicks Vaposteam inhalant business acquisition, acquired on March 31, 2015.

In the above table core business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand is acquired, excluding the impact that foreign currency and Venezuelan currency re-measurement had on reported net sales.  Net sales revenue from internally developed brands or product lines is considered core business activity.

Consolidated Net Sales Revenue

Consolidated net sales revenue increased $14.1 million, or 1.0%, to $1,406.7 million for fiscal 2017, compared to $1,392.6 million for fiscal 2016.  The increase was primarily driven by growth from acquisitions of $107.7 million, or 7.7%, and was partially offset by the following:

•	a core business decline of $62.7 million, or 4.5%, primarily due to:

o	a decrease of approximately $39.6 million, or 2.8%, from our rationalization of lower margin, commoditized and non-strategic business;

o	the unfavorable impact of a weak cough/cold/flu season that was both below average and below that of the same period last year;

o	the impact of lower store traffic and soft consumer spending at traditional brick and mortar retail along with the impact of inventory rationalization by several key retailers;

•

an unfavorable impact of $21.2 million, or 1.5%, from the discontinued use of the official exchange rate and the adoption of a market-based exchange rate to re-measure our Venezuelan financial statements in fiscal 2017; and

•	the unfavorable impact from foreign currency fluctuations of approximately $9.7 million, or 0.7%.

Segment Net Sales Revenue

Housewares

Net sales revenue in the Housewares segment increased $107.5 million, or 34.6%, to $418.1 million for fiscal 2017, compared to $310.7 million for fiscal 2016. The increase was driven by:

•	growth from acquisitions of $107.0 million, or 34.4%, representing eleven and one-half months of operating results for Hydro Flask; and

•

core business growth of $2.4 million, or 0.8%, primarily due to growth in online sales at key customers and new product and category introductions, partially offset by lower order replenishment from key customers due to lower retail store traffic and the unfavorable comparative impact from the launch of the kitchen electrics category in fiscal 2016.

These factors were partially offset by the unfavorable impact of net foreign currency fluctuations of approximately $1.9 million, or 0.6%.

Health & Home

Net sales revenue in the Health & Home segment decreased $10.0 million, or 1.6%, to $632.8 million for fiscal 2017, compared to $642.7 million for fiscal 2016. The decrease was driven by:

•

a core business decline of $8.3 million, or 1.3%, primarily due to a de-emphasis of low margin hot/cold therapy business and the impact of another weak cough/cold/flu season on thermometry and humidification replenishment orders, partially offset by growth in air purification and our seasonal fan and heater categories; and

•	the unfavorable impact of net foreign currency fluctuations of approximately $2.4 million, or 0.4%.

These factors were partially offset by growth from acquisitions of $0.7 million, or 0.1%, representing twelve months of contribution from Vicks VapoSteam, compared to eleven months of contribution for fiscal 2016.

Beauty

Net sales revenue in the Beauty segment decreased $83.4 million, or 19.0%, to $355.8 million for fiscal 2017, compared to $439.2 million for fiscal 2016.  The decrease was driven by:

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

Gross Profit Margin

Consolidated gross profit margin for fiscal 2017 increased 3.6  percentage points to 41.4%, compared to 37.8% for fiscal 2016.  The increase in consolidated gross profit margin is primarily due to:

•	favorable shifts in product mix;

•	product rationalization efforts;

•	the impact of a Venezuela inventory impairment charge of $9.1 million recorded in fiscal 2016, which reduced the comparative period consolidated gross profit margin by 0.6 percentage points;

•	accretion from the Hydro Flask acquisition, which increased consolidated gross profit margin by 1.6 percentage points; and

•	reductions in product costs.

These factors were partially offset by the unfavorable impact of net foreign currency fluctuations.

Selling General and Administrative Expense

Our consolidated SG&A ratio increased 0.1 percentage point to 29.1% for fiscal 2017, compared to 29.0% for fiscal 2016.  The increase in consolidated SG&A ratio is primarily due to:

•

the impact of higher compensation costs due to hourly wage increases, increases in share-based compensation as new three-year performance based incentives entered their third year of existence and estimated performance factors were adjusted, and the $1.8 million unfavorable impact of a change in an accounting standard for share-based compensation;

•	higher advertising expense;

•	patent litigation expense of $1.5 million; and

•	the impact within our core business that lower overall net sales had on operating leverage.

These factors were mostly offset by:

•	improved distribution and logistics efficiency and lower outbound freight costs within our core business;

•	lower year-over-year foreign currency exchange losses, partially due to cash flow hedges and $10 million of U.S. Dollar to Euro cross-currency debt swaps; and

•	the favorable comparative impact of the following items recorded in fiscal 2016:

o	a $17.8 million patent litigation charge;

o	Venezuela re-measurement related charges of $9.6 million; and

o	$6.0 million of CEO succession costs recorded as result of the lawsuit settlement with our former CEO.

Asset Impairment charges

Fiscal 2017

As a result of our interim and annual testing of indefinite-lived trademarks, we recorded non-cash asset impairment charges of $2.9 million ($2.5 million after tax) in continuing operations. The charges were related to certain trademarks in our Beauty segment.

Fiscal 2016

As a result of our testing of indefinite-lived trademarks, we recorded non-cash asset impairment charges of $6.0 million ($5.3 million after tax) in continuing operations. These charges were related to certain trademarks in our Beauty segment.

Operating income, operating margin, adjusted operating income (non-GAAP), and adjusted operating margin (non-GAAP) by segment

Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as set forth in SEC Regulation G, Rule 100. A reconciliation and explanation of the reasons why we believe the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures is furnished in this MD&A on pages 34, 38 and 39.

Consolidated

Consolidated operating income increased 45.9% to $169.7 million for fiscal 2017 compared to $116.3 million for fiscal 2016. Consolidated operating margin was 12.1% in fiscal 2017 compared to 8.4% in fiscal 2016.  The increase was driven by:

•	accretion from the acquisition of Hydro Flask;

•	the rationalization of low-margin business and lower product costs; and

•	the favorable comparative impact of the following items recorded in fiscal 2016:

o	a $17.8 million patent litigation charge;

o	Venezuela re-measurement related charges of $9.6 million; and

o	$6.0 million of CEO succession costs recorded as result of the lawsuit settlement with our former CEO.

These factors were partially offset by:

•	the unfavorable impact from foreign currency;

•	higher compensation expense; and

•	higher advertising expense.

Consolidated adjusted operating income was $209.9 million, or 14.9% of net sales, compared to $194.2 million, or 13.9% of net sales for fiscal 2016.

Housewares

The Housewares segment’s operating income increased $33.1 million, or 59.2%, to $89.0 million for fiscal 2017 compared to $55.9 million for fiscal 2016. The increase was driven by:

•	the accretive impact of the Hydro Flask acquisition, which increased the segment operating margin by 2.9 percentage points;

•	core business improvements in inbound freight costs; and

•	product cost savings and channel mix.

These factors were partially offset by:

•	higher incentive compensation costs;

•	increased media advertising expense; and

•	the unfavorable impact of foreign currency fluctuations.

Segment adjusted operating income increased 56.7% to $95.1 million, or 22.7% of segment net sales, compared to $60.7 million, or 19.5% of segment net sales, in fiscal 2016.

Health & Home

The Health & Home segment’s operating income increased $14.2 million, or 38.6%, to $51.1 million for fiscal 2017 compared to $36.9 million for fiscal 2016. The increase was driven by the year over year decrease in patent litigation charges of $16.4 million and CEO succession costs of $2.7 million included in fiscal 2016. The remaining decrease of $4.9 million was driven by:

•	an increase in media advertising to support new product introductions and drive category awareness; and

•	the unfavorable impact of foreign currency fluctuations.

These factors were partially offset by a year-over-year increase in gross profit margin driven by lower product costs and favorable product/customer mix.

Segment adjusted operating income decreased 3.6% to $71.7 million, or 11.3% of segment net sales, compared to $74.3 million, or 11.6% of segment net sales, in fiscal 2016.

Beauty

The Beauty segment’s operating income increased $6.1 million, or 25.9%, to $29.6 million for fiscal 2017 compared to $23.5 million for fiscal 2016. The increase was driven by the year over year decrease in asset impairment charges of $3.1 million, and Venezuelan remeasurement related charges and CEO succession costs totaling $20.6 million in fiscal 2016. The remaining decrease of $17.6 million was driven by:

•

the impact of a change in the rate used to re-measure our Venezuelan financial statements during fiscal 2017, which had a comparative unfavorable impact on operating income of approximately $8.4 million;

•	unfavorable foreign currency fluctuations; and

•	net sales declines and their unfavorable impact on operating leverage.

These factors were partially offset by:

•	reduced product costs;

•	a higher margin sales mix, and

•	lower incentive compensation expense.

Segment adjusted operating income decreased 27.1% to $43.2 million, or 12.1% of segment net sales, compared to $59.3 million, or 13.5% of segment net sales, in fiscal 2016.

Interest Expense

Interest expense was $14.4 million in fiscal 2017 compared to $10.6 million in fiscal 2016. The increase in interest expense is due to:

•	higher levels of debt as a result of borrowings used to fund the repurchase of $75.0 million of our outstanding common stock and the $210.0 million acquisition of Hydro Flask in fiscal 2017; and

•	higher average interest rates in fiscal 2017 compared to fiscal 2016.

Income Tax Expense

Our fiscal 2017 income tax expense was $11.4 million and our effective tax rate was 7.3%, compared to $13.0 million and 12.3%, respectively, in fiscal 2016. The year-over-year comparison of our effective tax rates was impacted by the mix of taxable income in our various tax jurisdictions. Due to our organization in Bermuda and the ownership structure of our foreign subsidiaries, many of which are not owned directly or indirectly by a U.S. parent company, an immaterial amount of our foreign income is subject to U.S. taxation on a permanent basis under current law.  Additionally, our intellectual property is largely owned by our foreign subsidiaries, resulting in proportionally higher earnings in jurisdictions with lower statutory tax rates, which decreases our overall effective tax rate.

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

Income from continuing operations, diluted EPS from continuing operations, adjusted Income from continuing operations (non-GAAP), and adjusted diluted EPS from continuing operations (non-GAAP)

Adjusted income from continuing operations and adjusted diluted EPS from continuing operations may be considered non-GAAP financial measures as set forth in SEC Regulation G, Rule 100.  A reconciliation and explanation of the reasons why we believe the non-GAAP financial information is useful and the nature and limitations of the non-GAAP financial measures is furnished in this MD&A on pages 38 and 39.

Our income from continuing operations was $144.3 million for fiscal 2017 compared to $93.0 million for fiscal 2016, an increase of 55.2%.  Our diluted EPS from continuing operations increased $1.94, or 60.1%, to $5.17 for fiscal 2017 compared to $3.23 for fiscal 2016.

Adjusted income from continuing operations increased $14.7 million, or 8.8%, for fiscal 2017 compared to fiscal 2016.  Adjusted diluted EPS from continuing operations was $6.49 for fiscal 2017 compared to $5.78 for fiscal 2016.  The increase in adjusted income from continuing operations was primarily due to an increase in adjusted operating income and lower tax expense, partially offset by higher interest expense.  The increase in adjusted diluted EPS from continuing operations was due to increased adjusted income and lower diluted shares outstanding during fiscal 2017.

Financial Condition, Liquidity and Capital Resources

Selected measures of our liquidity and capital utilization for fiscal 2018 and 2017 are shown below:

	Fiscal Years Ended the Last Day of February,
	2018	2017
Accounts Receivable Turnover (Days)(1)	61.3	60.4
Inventory Turnover (Times)(1)	3.0	2.8
Working Capital (in thousands)	$258,222	$267,897
Current Ratio	1.9:1	2.0:1
Ending Debt to Ending Equity Ratio	28.6%	47.6%
Return on Average Equity(1)	12.7%	14.8%

(1)

Accounts receivable turnover, inventory turnover and return on average equity computations use 12 month trailing net sales revenue, cost of goods sold or income from continuing operations components as required by the particular measure.  The current and four prior quarters' ending balances of accounts receivable, inventory and equity are used for the purposes of computing the average balance component as required by the particular measure.

Operating Activities:

Comparison of Fiscal 2018 to Fiscal 2017

Operating activities from continuing operations provided $218.6 million of cash during fiscal 2018 compared to $212.5 million during fiscal 2017.  The increase was driven primarily by net favorable fluctuations in inventory, accounts payable and accrued expenses, as well as higher non-cash charges during fiscal 2018 compared to fiscal 2017.

Accounts receivable increased $43.8 million to $273.2 million at the end of fiscal 2018, compared to $229.4 million at the end of fiscal 2017.  Accounts receivable turnover increased to 61.3 days from 60.4 days in fiscal 2017.

Inventory decreased $29.4 million to $251.5 million at the end of fiscal 2018, compared to $280.9 million at the end of fiscal 2017.  Inventory turnover was 3.0 times for fiscal 2018 compared to 2.8 times for fiscal 2017.

Working capital was $258.2 million at the end of fiscal 2018, compared to $267.9 million at the end of fiscal 2017.  The decrease in working capital was primarily due to a decrease in inventory and increases in accounts payable and accrued expenses.

Comparison of Fiscal 2017 to Fiscal 2016

Operating activities from continuing operations provided $212.5 million of cash during fiscal 2017 compared to $170.3 million of cash provided during fiscal 2016.  The increase was driven primarily by the increase in income from continuing operations and net favorable changes in working capital components during fiscal 2017 compared to fiscal 2016.

Accounts receivable increased $12.2 million to $229.4 million at the end of fiscal 2017, compared to $217.2 million at the end of fiscal 2016.  Accounts receivable turnover decreased to 60.4 days from 60.6 days in fiscal 2016.

Inventory decreased $10.7 million to $280.9 million at the end of fiscal 2017, compared to $291.6 million at the end of fiscal 2016.  Inventory as of February 28, 2017 includes $25.0 million from the Hydro Flask acquisition.  Inventory turnover was 2.8 times for both fiscal 2017 and 2016.

Working capital was $267.9 million at the end of fiscal 2017, compared to $504.3 million at the end of fiscal 2016.  The decrease in working capital was due to the use of $210.0 million in cash held at the end of fiscal 2016 to fund the Hydro Flask acquisition in March 2016.

Investing Activities:

Investing activities from continuing operations used cash of $13.6, $224.7, and $59.8 million in fiscal 2018, 2017 and 2016, respectively.

Highlights from Fiscal 2018

•

we spent $0.1 million on building improvements, $7.5 million on computers, furniture, software enhancements, and other equipment, $4.8 million on tooling and production equipment and $1.2 million on the development of new patents.

Highlights from Fiscal 2017

•

we spent $0.6 million on building and improvements, $9.2 million on computers, software implementations and enhancements, furniture and other equipment, $5.5 million on tools, molds and other capital asset additions, and $1.0 million on the development of new patents; and

•	we paid $209.3 million to acquire Hydro Flask.

Highlights from Fiscal 2016

•

we spent $6.4 million on building and improvements, $9.4 million on computers, software implementations and enhancements, $2.5 million on tools, molds and other capital asset additions and $1.1 million on the development of new patents; and

•	we paid $43.2 million to acquire the Vicks VapoSteam inhalant business in the Health & Home segment.

Financing Activities:

Financing activities used cash of $262.2 and $201.4 million in fiscal 2018 and 2017, respectively, and provided cash of $90.7 million in fiscal 2016.

Highlights from Fiscal 2018

•	we had draws of $521.2 million against our Credit Agreement;

•	we repaid $692.5 million drawn against our Credit Agreement;

•	we repaid $25.7 million of long-term debt; and

•

we repurchased and retired 793,085 shares of common stock at an average price of $92.13 per share for a total purchase price of $73.1 million through a combination of the settlement of certain stock awards and open market purchases.

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

•

we issued 276,548 shares of common stock as payment for $15 million in separation compensation due to our former CEO, and he tendered back 116,012 shares as payment for $12 million in related federal income tax withholding obligations; and

•

we repurchased and retired 1,244,090 shares of common stock at an average price of $85.53 per share for a total purchase price of $106.4 million through a combination of the settlement of certain stock awards and open market purchases.

Discontinued Operations:

Operating activities from discontinued operations provided cash of $5.6, $16.0 and $16.3 million for fiscal 2018, 2017 and 2016, respectively.  Cash provided (used) by discontinued operations for investing activities was $49.2, ($5.1) and ($3.9) million for fiscal 2018, 2017 and 2016, respectively.

Credit Agreement and Other Debt Agreements

Credit Agreement

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1 billion as of February 28, 2018.  The commitment under the Credit Agreement terminates on December 7, 2021.  Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement.  With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time.  We also incur loan commitment and letter of credit fees under the Credit Agreement.  Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis.  As of February 28, 2018, the outstanding revolving loan principal balance was $269.4 million and the balance of outstanding letters of credit was $7.1 million.  As of February 28, 2018, the amount available for borrowings under the Credit Agreement was $723.5 million.  Covenants in our debt agreements limit the amount of total indebtedness we can incur.  As of February 28, 2018, these covenants effectively limited our ability to incur more than $516.9 million of additional debt from all sources, including our Credit Agreement, or $692.1 million in the event a qualified acquisition is consummated.

Other Debt Agreements

We have an aggregate principal balance of approximately $24.3 million under a loan agreement with the Mississippi Business Finance Corporation (the “MBFC Loan”).  The borrowings were used to fund construction of our Olive Branch, Mississippi distribution facility. The remaining loan balance is payable as follows: $1.9 million on March 1, 2018 through 2022; and $14.8 million on March 1, 2023.  Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

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

The table below provides the formulas currently in effect under various provisions contained in certain key financial covenants under our debt agreements:

Applicable Financial Covenant	Credit Agreement and MBFC Loan

Minimum Consolidated Net Worth	None

EBIT (2)
÷
Interest Coverage Ratio	Interest Expense (2)

Minimum Required: 3.00 to 1.00

Total Current and Long Term Debt (3)
÷
Maximum Leverage Ratio	[EBITDA (2) + Pro Forma Effect of Acquisitions]

Maximum Currently Allowed: 3.50 to 1.00

EBIT:	Earnings Before Non-Cash Charges, Interest Expense and Taxes

EBITDA:	EBIT + Depreciation and Amortization Expense + Share Based Compensation

Total Capitalization:	Total Current and Long Term Debt + Total Equity

Pro Forma Effect of Acquisitions:	For any acquisition, pre-acquisition EBITDA of the acquired business is included so that the EBITDA of the acquired business included in the computation equals its twelve month trailing total.

Notes:

(1)	Excluding any fiscal quarter net losses.
(2)	Computed using totals for the latest reported four consecutive fiscal quarters.
(3)	Computed using the ending balances as of the latest reported fiscal quarter.

Contractual Obligations

Our contractual obligations and commercial commitments in effect as of the end of fiscal 2018 were:

		2019	2020	2021	2022	2023	After
(in thousands)	Total	1 year	2 years	3 years	4 years	5 years	5 years
Floating rate debt	$293,707	$1,900	$1,900	$1,900	$271,300	$1,900	$14,807
Long-term incentive plan payouts	11,840	5,412	4,786	1,642	-	-	-
Interest on floating rate debt(1)	29,011	7,625	7,569	7,514	5,873	429	1
Open purchase orders	182,603	182,603	-	-	-	-	-
Long-term purchase commitments	1,033	1,033	-	-	-	-	-
Minimum royalty payments	55,359	12,490	12,972	12,912	9,071	7,914	-
Advertising and promotional	39,071	14,304	6,298	6,411	6,527	5,531	-
Operating leases	67,685	6,237	6,270	6,278	5,851	4,932	38,117
Capital spending commitments	1,080	1,080	-	-	-	-	-
Total contractual obligations(2)	$681,389	$232,684	$39,795	$36,657	$298,622	$20,706	$52,925

(1)

We estimate our future obligations for interest on our floating rate debt by assuming the weighted average interest rates in effect on each floating rate debt obligation at February 28, 2018 remain constant into the future.  This is an estimate, as actual rates will vary over time. In addition, for the Credit Agreement, we assume that the balance outstanding as of February 28, 2018 remains the same for the remaining term of the agreement.  The actual balance outstanding under the Credit Agreement may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations.

(2)

In addition to the contractual obligations and commercial commitments in the table above, as of February 28, 2018, we have recorded a provision for uncertain tax positions of $4.4 million.  We are unable to reliably estimate the timing of most of the future payments, if any, related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

Off-Balance Sheet Arrangements

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs

Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements.  We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet.  In addition, we continue to evaluate acquisition opportunities on a regular basis.  We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.  We may also elect to repurchase additional shares of common stock up to the balance of our current authorization over the next fiscal year, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities.  For additional information, see Part II, Item 5., “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in this report.  As of February 28, 2018, the amount of cash and cash equivalents held by our foreign subsidiaries was $17.2 million, of which, an immaterial amount was held in foreign countries where the funds may not be readily convertible into other currencies.

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

Customer Credit Risk and Estimates of Credits to be Issued to Customers

Our trade receivables subject us to credit risk, which is evaluated based on changing economic, political and specific customer conditions. We assess these risks and make provisions for collectability based on our best estimate of the risks presented and information available throughout the year. The use of different assumptions may change our estimate of collectability. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally do not require collateral. Our credit terms generally range between 30 and 90 days from invoice date depending upon the evaluation of the customer’s financial condition and history, pricing and the relationship with the customer. We monitor our customers’ credit and financial condition in order to assess whether the economic conditions have changed and adjust our credit policies with respect to any individual customer as we determine appropriate. These adjustments may include, but are not limited to, restricting shipments to customers, reducing credit limits, shortening credit terms, requiring cash payments in advance of shipment or securing credit insurance.

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

We complete the annual analysis of the carrying value of our goodwill and other intangible assets during the fourth quarter of each fiscal year, or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

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

We continue to monitor our reporting units for any triggering events or other signs of impairment.  For both the goodwill and indefinite-lived intangible assets in its reporting units, the recoverability of these amounts is dependent upon achievement of our projections and the continued execution of key initiatives related to revenue growth and improved profitability.  The rates used in our projections are management’s estimate of the most likely results over time, given a wide range of potential outcomes.  The assumptions and estimates used in our impairment testing involve significant elements of subjective judgment and analysis by our management.  While we believe that the assumptions we use are reasonable at the time made, changes in business conditions or other unanticipated events and circumstances may occur that cause actual results to differ materially from projected results and this could potentially require future adjustments to our asset valuations.

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

Stock options are recognized in the financial statements based on their fair values using an option pricing model at the date of grant.  We use a Black-Scholes option-pricing model to calculate the fair value of options.  This model requires various judgmental assumptions including volatility and expected option life.

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

New Accounting Guidance

Refer to Note 2 in the accompanying consolidated financial statements for a discussion of any new accounting pronouncements and the potential impact to our consolidated results of operations and financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Changes in currency exchange rates and interest rates are our primary financial market risks.

Foreign Currency Risk

Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses.  As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  For fiscal 2018, 2017 and 2016, approximately 13%, 13% and 16%, respectively, of our net sales revenue was in foreign currencies.  These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars.  We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.

We identify foreign currency risk by regularly monitoring our foreign currency-denominated transactions and balances.  Where operating conditions permit, we reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

We hedge against certain foreign currency exchange rate-risk by using a series of forward contracts designated as cash flow hedges and mark-to-market derivatives to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar.  Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, and the net asset value associated with changes in foreign currency exchange rates.  Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which generally have terms of up to 18 months.  We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.  We expect that as currency market conditions warrant, and our foreign denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against certain potential foreign exchange losses.  Refer to Note 17 in the accompanying consolidated financial statements for further information regarding these instruments.

Chinese Renminbi Currency Exchange Uncertainties

A significant portion of the products we sell are purchased from third-party manufacturers in China.  The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years and in fiscal 2018 the Chinese Renminbi strengthened against the U.S. Dollar by approximately 8.0%.  If China’s currency continues to fluctuate against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations.  Accordingly, there can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, results of operations and financial condition.

Interest Rate Risk

Interest on our outstanding debt as of February 28, 2018 is floating, as such, we are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense.  Additionally, our cash and short-term investments generate interest income that will vary based on changes in short-term interest.  Refer to Notes 15 and 17 in the accompanying consolidated financial statements for further information regarding our interest rate sensitive assets and liabilities.

Rate Sensitive Financial Instruments

The following table shows the approximate potential fair value change in U.S. Dollars that would arise from a hypothetical adverse 10% change in certain market-based rates underlying our rate sensitive financial instruments as of February 28, 2018 and 2017.

	February 28, 2018
	Face or			Estimated
.	Notional	Carrying	Fair	Change in
(in thousands)	Amount	Value	Value	Fair Value
Foreign currency contracts - cross-currency debt swap - Euro	$5,280	$(5,488)	$(5,488)	$(549)
Foreign currency contracts - cross-currency debt swap - Pound	$6,395	$(6,960)	$(6,960)	$(696)
Foreign currency contracts - Euro (2)	€38,000	$(1,218)	$(1,218)	$(4,709)
Foreign currency contracts - Canadian Dollar (2)	$27,750	$479	$479	$(2,390)
Foreign currency contracts - Pound (2)	£19,500	$(457)	$(457)	$(2,713)
Foreign currency contracts - Mexican Peso (2)	$20,000	$5	$5	$(116)
Interest rate swap	$100,000	$2,481	$2,481	$(910)

	February 28, 2017
	Face or			Estimated
	Notional	Carrying	Fair	Change in
(in thousands)	Amount	Value	Value	Fair Value
Fixed rate long-term debt (1)	$20,000	$(19,763)	$(19,858)	$247
Foreign currency contracts - cross-currency debt swap	$10,000	$(9,295)	$(9,295)	$(929)
Foreign currency contracts - Euro (2)	€27,500	$727	$727	$(2,944)
Foreign currency contracts - Canadian Dollar (2)	$24,000	$187	$187	$(2,178)
Foreign currency contracts - Pound (2)	£13,500	$548	$548	$(1,686)
Foreign currency contracts - Mexican Peso (2)	$59,600	$(47)	$(47)	$(318)

(1)	The underlying interest rates used as a basis for these estimates are rates quoted by our lenders on fixed rate notes of similar term and credit quality as of the balance sheet dates shown.

(2)	Appreciation in the value of the U.S. Dollar would result in an increase in the fair value of the related foreign currency contracts.

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

Our management assesses the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on our assessment, we concluded that our internal control over financial reporting was effective as of February 28, 2018.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Helen of Troy Limited

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Helen of Troy Limited and subsidiaries (the “Company”) as of February 28, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 28, 2018, and our report dated April 30, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Dallas, Texas

April 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Helen of Troy Limited

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Helen of Troy Limited and subsidiaries (the “Company”) as of February 28, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2018, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 28, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2008.

Dallas, Texas

April 30, 2018

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

	February 28,	February 28,
(in thousands, except shares and par value)	2018	2017
Assets
Assets, current:
Cash and cash equivalents	$20,738	$23,848
Receivables - principally trade, less allowances of $5,309 and $5,560	273,168	229,416
Inventory	251,511	280,877
Prepaid expenses and other current assets	9,545	9,668
Income taxes receivable	349	2,242
Current assets related to discontinued operations	-	10,027
Total assets, current	555,311	556,078

Property and equipment, net of accumulated depreciation of $115,202 and $102,153	123,503	126,502
Goodwill	602,320	602,320
Other intangible assets, net of accumulated amortization of $167,354 and $148,673	302,915	336,004
Deferred tax assets, net	16,654	1,955
Other assets, net of accumulated amortization of $2,022 and $1,930	20,617	1,110
Non-current assets related to discontinued operations	-	189,127
Total assets	$1,621,320	$1,813,096

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$129,341	$105,652
Accrued expenses and other current liabilities	165,864	148,098
Long-term debt, current maturities	1,884	24,404
Current liabilities related to discontinued operations	-	11,213
Total liabilities, current	297,089	289,367

Long-term debt, excluding current maturities	287,985	461,211
Deferred tax liabilities, net	7,096	20,091
Other liabilities, noncurrent	14,691	17,342
Non-current liabilities related to discontinued operations	-	4,319
Total liabilities	606,861	792,330

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 26,575,634 and 27,028,665 shares
issued and outstanding	2,658	2,703
Additional paid in capital	230,676	218,760
Accumulated other comprehensive income	631	1,173
Retained earnings	780,494	798,130
Total stockholders' equity	1,014,459	1,020,766
Total liabilities and stockholders' equity	$1,621,320	$1,813,096

See accompanying notes to consolidated  financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Income

	Fiscal Years Ended the Last Day of February,
(in thousands, except per share data)	2018	2017	2016
Sales revenue, net	$1,489,747	$1,406,676	$1,392,575
Cost of goods sold	867,646	824,119	866,841
Gross profit	622,101	582,557	525,734

Selling, general and administrative expense ("SG&A")	435,735	409,993	403,440
Asset impairment charges	15,447	2,900	6,000
Restructuring charges	1,857	-	-
Operating income	169,062	169,664	116,294

Nonoperating income, net	327	414	299
Interest expense	(13,951)	(14,361)	(10,581)
Income before income tax	155,438	155,717	106,012

Income tax expense	26,556	11,407	13,021
Income from continuing operations	128,882	144,310	92,991

Income (loss) from discontinued operations, net of tax	(84,436)	(3,621)	8,237
Net income	$44,446	$140,689	$101,228

Earnings (loss) per share - basic:
Continuing operations	$4.76	$5.24	$3.29
Discontinued operations	(3.12)	(0.13)	0.29
Total earnings per share - basic	$1.64	$5.11	$3.58

Earnings (loss) per share - diluted:
Continuing operations	$4.73	$5.17	$3.23
Discontinued operations	(3.10)	(0.13)	0.29
Total earnings per share - diluted	$1.63	$5.04	$3.52

Weighted average shares of common stock used in
computing earnings per share:
Basic	27,077	27,522	28,273
Diluted	27,254	27,891	28,749

See accompanying notes to consolidated  financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Fiscal Years Ended the Last Day of February,
	2018			2017			2016
	Before		Net of	Before		Net of	Before		Net of
(in thousands)	Tax	Tax	Tax	Tax	Tax	Tax	Tax	Tax	Tax
Income from continuing operations	$155,438	$(26,556)	$128,882	$155,717	$(11,407)	$144,310	$106,012	$(13,021)	$92,991
Income (loss) from discontinued operations	(133,811)	49,375	(84,436)	(5,828)	2,207	(3,621)	13,806	(5,569)	8,237
Other comprehensive income
Cash flow hedge activity - interest rate swaps
Changes in fair market value	2,481	(776)	1,705	-	-	-	-	-	-
Settlements reclassified to income	-	-	-	-	-	-	-	-	-
Subtotal	2,481	(776)	1,705	-	-	-	-	-	-

Cash flow hedge activity - foreign currency contracts
Changes in fair market value	1,758	(455)	1,303	2,205	(380)	1,825	1,978	(314)	1,664
Settlements reclassified to income	(4,364)	814	(3,550)	(1,454)	137	(1,317)	(1,203)	280	(923)
Subtotal	(2,606)	359	(2,247)	751	(243)	508	775	(34)	741
Total other comprehensive income (loss)	(125)	(417)	(542)	751	(243)	508	775	(34)	741
Comprehensive income	$21,502	$22,402	$43,904	$150,640	$(9,443)	$141,197	$120,593	$(18,624)	$101,969

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Fiscal Years Ended the Last Day of February,
(in thousands)	2018	2017	2016
Common stock shares
Balances, beginning of period	27,029	27,735	28,488
Exercise of stock options	126	170	178
Restricted share-based compensation	48	21	285
Vesting of performance awards	150	-	-
Issuance of common stock in connection with employee stock purchase plan	16	32	28
Common stock repurchased and retired	(793)	(929)	(1,244)
Balances, end of period	26,576	27,029	27,735

Common stock
Balances, beginning of period	$2,703	$2,774	$2,849
Exercise of stock options	12	17	18
Restricted share-based compensation	5	2	28
Vesting of performance awards	15	-	-
Issuance of common stock in connection with employee stock purchase plan	2	3	3
Common stock repurchased and retired	(79)	(93)	(124)
Balances, end of period	$2,658	$2,703	$2,774

Paid in capital
Balances, beginning of period	$218,760	$198,077	$179,934
Cumulative effect of accounting change	-	588	-
Stock option share-based compensation	2,658	3,194	3,513
Exercise of stock options, including tax benefits of $0, $0 and $1,581	6,546	7,288	8,304
Restricted share-based compensation, including tax benefits of $0, $0 and $1,894	4,978	12,304	21,836
Issuance of common stock in connection with employee stock purchase plan	1,525	2,487	1,924
Common stock repurchased and retired	(3,791)	(5,178)	(17,434)
Balances, end of period	$230,676	$218,760	$198,077

Accumulated other comprehensive income
Balances, beginning of period	$1,173	$665	$(76)
Cash flow hedge activity - interest rate swaps, net of tax	1,705	-	-
Cash flow hedge activity - foreign currency, net of tax	(2,247)	508	741
Balances, end of period	$631	$1,173	$665

Retained earnings
Balances, beginning of period	$798,130	$728,527	$721,858
Cumulative effect of accounting change	-	(856)	-
Net income	44,446	140,689	101,228
Common stock repurchased and retired	(62,082)	(70,230)	(94,559)
Balances, end of period	$780,494	$798,130	$728,527

Total stockholders' equity	$1,014,459	$1,020,766	$930,043

See accompanying notes to consolidated  financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Years Ended the Last Day of February
(in thousands)	2018	2017	2016
Cash provided (used) by operating activities:
Net income	$44,446	$140,689	$101,228
Income (loss) from discontinued operations	(84,436)	(3,621)	8,237
Income from continuing operations	128,882	144,310	92,991
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	33,730	36,175	34,889
Amortization of financing costs	887	706	651
Provision for doubtful receivables	1,066	2,277	223
Non-cash share-based compensation	15,054	13,861	7,164
Non-cash intangible asset impairment charges	15,447	2,900	6,000
Non-cash Venezuelan re-measurement related charges	-	-	17,441
Gain on the sale or disposal of property and equipment	331	197	84
Deferred income taxes and tax credits	21,264	(7,499)	(2,384)
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	(44,818)	(6,592)	(3,437)
Inventories	29,366	17,161	(14,896)
Prepaid expenses and other current assets	(383)	(1,908)	(2,224)
Other assets and liabilities, net	(16,728)	(814)	9,957
Accounts payable	23,689	6,299	3,949
Accrued expenses and other current liabilities	12,190	8,894	18,673
Accrued income taxes	(1,368)	(3,476)	1,180
Net cash provided by operating activities - continuing operations	218,609	212,491	170,263
Net cash provided by operating activities - discontinued operations	5,598	16,010	16,282
Net cash provided by operating activities	224,207	228,501	186,545

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(13,605)	(15,507)	(16,676)
Proceeds from the sale of property and equipment	13	32	7
Payments to acquire businesses, net of cash acquired	-	(209,267)	(43,150)
Net cash used by investing activities - continuing operations	(13,592)	(224,742)	(59,819)
Net cash provided (used) by investing activities - discontinued operations	49,226	(5,112)	(3,927)
Net cash provided (used) by investing activities	35,634	(229,854)	(63,746)

Cash provided (used) by financing activities:
Proceeds from line of credit	521,200	470,900	802,600
Repayment of line of credit	(692,500)	(580,300)	(590,000)
Repayment of long-term debt	(25,700)	(23,800)	(21,900)
Payment of financing costs	-	(2,299)	(19)
Proceeds from share issuances under share-based compensation plans	7,658	9,734	12,025
Payment of tax obligations resulting from cashless share award settlements	(7,053)	(595)	-
Payment of tax obligations resulting from cashless share settlement of severance obligation	-	-	(12,000)
Payments for repurchases of common stock	(65,795)	(75,000)	(100,000)
Net cash provided (used) by financing activities - continuing operations	(262,190)	(201,360)	90,706
Net cash provided by financing activities - discontinued operations	-	-	-
Net cash provided (used) by financing activities	(262,190)	(201,360)	90,706

Net decrease in cash and cash equivalents	(2,349)	(202,713)	213,505
Cash and cash equivalents, beginning balance	23,087	225,800	12,295
Cash and cash equivalents, ending balance	20,738	23,087	225,800
Less: Cash and cash equivalents of discontinued operations, ending balance	-	(761)	(1,664)
Cash and cash equivalents of continuing operations, ending balance	$20,738	$23,848	$227,464

Supplemental cash flow information:
Interest paid	$13,543	$9,978	$13,990
Income taxes paid, net of refunds	$6,081	$15,950	$16,591
Value of common stock received as exercise price of options	$141	$118	$257

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. Dollars, except share and per share data, unless indicated otherwise)

Note 1 – Summary of Significant Accounting Policies and Related Information

General

When used in these notes, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. We refer to our common shares, par value $0.10 per share, as “common stock.”  References to “the FASB” refer to the Financial Accounting Standards Board.  References to “GAAP” refer to U.S. generally accepted accounting principles. References to “ASU” refer to the codification of GAAP in the Accounting Standards Updates issued by the FASB.  References to “ASC” refer to the codification of GAAP in the Accounting Standards Codification issued by the FASB.

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994.  We are a global designer, developer, importer, marketer, and distributor of an expanding portfolio of brand-name consumer products.  As of February 28, 2018, we operated three segments: Housewares, Health & Home, and Beauty. Our Housewares segment provides a broad range of innovative consumer products for the home.  Product offerings include food preparation tools and storage containers; cleaning, bath and garden tools and accessories; infant and toddler care products; and insulated beverage and food containers. The Health & Home segment focuses on healthcare devices such as thermometers, humidifiers, blood pressure monitors, and heating pads; water filtration systems; and small home appliances such as portable heaters, fans, air purifiers, and insect control devices.  Our Beauty segment products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid-, solid- and powder-based personal care and grooming products.

On December 20, 2017, we completed the divestiture of the Nutritional Supplements segment through the sale of Healthy Directions LLC and its subsidiaries to Direct Digital, LLC.  The results of the Nutritional Supplements operations have been reported as discontinued operations for all periods presented in the consolidated financial statements.  For more information see Note 4 to the accompanying consolidated financial statements. All other footnotes present results from continuing operations.

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

Our consolidated  financial statements are prepared in United States (“U.S.”) Dollars. All intercompany accounts and transactions are eliminated in consolidation.

We have reclassified, combined or separately disclosed certain amounts in the prior years’ consolidated  financial statements and accompanying footnotes, including reclassifications for discontinued operations, to conform to the current year’s presentation.

Our significant accounting policies include:

Cash and cash equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less. We maintain cash and cash equivalents at several financial institutions, which at times may not be federally insured or may exceed federally insured limits.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risks on such accounts.  We consider money market accounts to be cash equivalents.

Receivables

Our receivables are comprised of trade credit granted to customers, primarily in the retail industry, offset by two valuation reserves: an allowance for doubtful receivables and an allowance for sales returns.  Our allowance for doubtful receivables reflects our best estimate of probable losses, determined principally based on historical experience and specific allowances for known at-risk accounts.  Our policy is to write off receivables when we have determined they will no longer be collectible.  Write-offs are applied as a reduction to the allowance for doubtful accounts and any recoveries of previous write-offs are netted against bad debt expense in the period recovered.  Our allowance for sales returns reflects our best estimate of future customer returns, determined principally based on historical experience and specific allowances for known pending returns.

We have a significant concentration of credit risk with two major customers at February 28, 2018 representing approximately 19% and 11% of gross trade receivables, respectively.  In addition, as of February 28, 2018 and  2017, approximately 48% and 44%, respectively,  of our gross trade receivables in each year were due from our five top customers.

Foreign currency transactions and related derivative financial instruments

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries; therefore, we do not have a translation adjustment recorded through accumulated other comprehensive income.  All our non-U.S. subsidiaries' transactions involving other currencies have been re-measured in U.S. Dollars using exchange rates in effect on the date each transaction occurred. In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines and all other foreign exchange gains and losses are recognized in SG&A.  In order to manage our exposure to changes in foreign currency exchange rates, we use forward currency contracts to exchange foreign currencies for U.S. Dollars at specified rates.  We account for these transactions as cash flow hedges, which requires these derivatives to be recorded on the balance sheet at their fair value and that changes in the fair value of the forward exchange contracts are recorded each period in our consolidated statements of income or comprehensive income, depending on the type of hedging instrument and the effectiveness of the hedges.  We evaluate all hedging transactions each quarter to determine that they remain effective.  Any material ineffectiveness is recorded as part of SG&A in our consolidated statements of income.

Inventory and cost of goods sold

Our inventory consists almost entirely of finished goods.  We currently record inventory on our consolidated balance sheets at average cost, or net realizable value, if it is below our recorded cost.  Our average costs include the amounts we pay manufacturers for product, tariffs and duties associated with transporting product across national borders, freight costs associated with transporting the product from our manufacturers to our distribution centers, and general and administrative expenses directly attributable to acquiring inventory, as applicable.

General and administrative expenses in inventory include all the expenses of operating our sourcing activities and expenses incurred for production monitoring, product design, engineering, and packaging.  We charged $43.2, $41.7, and $39.2 million of such general and administrative expenses to inventory during fiscal 2018, 2017 and 2016, respectively.  We estimate that $11.8 and $12.8 million of general and administrative expenses directly attributable to the procurement of inventory were included in our inventory balances on hand at February 28, 2018 and 2017, respectively.

The “Cost of goods sold” line item in the consolidated statements of income is comprised of the book value of inventory sold to customers during the reporting period.  When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices less expected disposal costs.

For fiscal 2018, 2017 and 2016, finished goods purchased from vendors in the Far East comprised approximately 74%, 71% and 70%, respectively, of finished goods purchased.  During fiscal 2018, we had one vendor who fulfilled approximately 11% of our product requirements.  Our top two manufacturers combined fulfilled approximately 19% of our product requirements.  Over the same period, our top five suppliers fulfilled approximately 34% of our product requirements.

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

License agreements, trademarks, patents, and other intangible assets

A significant portion of our sales are made subject to trademark license agreements with various licensors.  Our license agreements are reported on our consolidated balance sheets at cost, less accumulated amortization.  The cost of our license agreements represent amounts paid to licensors to acquire the license or to alter the terms of the license in a manner that we believe to be in our best interest.  Certain licenses have extension terms that may require additional payments to the licensor as part of the terms of renewal.  We capitalize costs incurred to renew or extend the term of a license agreement and amortize such costs on a straight-line basis over the remaining term or economic life of the agreement, whichever is shorter.  Royalty payments are not included in the cost of license agreements.  Royalty expense under our license agreements is recognized as incurred and is included in our consolidated statements of income in SG&A.  Net sales revenue subject to trademark license agreements requiring royalty payments comprised approximately 45%, 44% and 45% of consolidated net sales revenue for fiscal 2018, 2017 and 2016, respectively.  During fiscal 2018, two license agreements accounted for net sales revenue subject to royalty payments of approximately 14% and 13% of consolidated net sales, respectively.  No other license agreements had associated net sales revenue subject to royalty payments that accounted for 10% or more of consolidated net sales revenue.

We also sell products under trademarks and brand assets that we own. Trademarks and brand assets that we acquire from other entities are generally recorded on our consolidated balance sheets based upon the appraised fair value of the acquired asset, net of any accumulated amortization and impairment charges.  Costs associated with developing trademarks internally are recorded as expenses in the period incurred.  In certain instances where trademarks or brand assets have readily determinable useful lives, we amortize their costs on a straight-line basis over such lives. In most instances, we have determined that such acquired assets have an indefinite useful life.  In these cases, no amortization is recorded.  Patents acquired through acquisition, if material, are recorded on our consolidated balance sheets based upon the appraised value of the acquired patents and amortized over the remaining life of the patent.  Additionally, we incur certain costs in connection with the design and development of products to be covered by patents, which are capitalized as incurred and amortized on a straight-line basis over the life of the patent in the jurisdiction filed, typically 14 years.

Other intangible assets include customer lists, distribution rights, patent rights, and non-compete agreements that we acquired.  These are recorded on our consolidated balance sheets based upon the fair value of the acquired asset and amortized on a straight-line basis over the remaining life of the asset as determined either through outside appraisal or by the term of any controlling agreements.

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

We complete our analysis of the carrying value of our goodwill and other intangible assets annually, or more frequently, whenever events or changes in circumstances indicate their carrying value may not be recoverable.  If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value.  If the analysis indicates that an individual asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value.  These steps entail significant amounts of judgment and subjectivity.

Our annual impairment testing for goodwill and indefinite-lived assets had historically occurred in the first quarter of our fiscal year. In December 2016, we elected to change our annual impairment testing to the fourth quarter of our fiscal year.

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

Warranties

We allow for warranty against defects in material and workmanship for periods ranging from two to five years.  We estimate our warranty accrual using our historical experience and believe that this is the most reliable method by which we can estimate the liability.  The following table summarizes the activity in our accrual for the past two fiscal years:

ACCRUAL FOR WARRANTY RETURNS

	Fiscal Years Ended
(in thousands)	2018	2017
Beginning balance	$20,517	$19,418
Additions to the accrual	48,414	46,980
Reductions of the accrual - payments and credits issued	(46,486)	(45,881)
Ending balance	$22,445	$20,517

Financial instruments

The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses, and income taxes payable approximate fair value because of the short maturity of these items. See Note 16 to these consolidated financial statements for our assessment of the fair value of our long-term debt.

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

We record tax benefits for uncertain tax positions based upon management’s evaluation of the information available at the reporting date.  To be recognized in the financial statements, the tax position must meet the more-likely-than-not threshold that the position will be sustained upon examination by the tax authority based on technical merits assuming the tax authority has full knowledge of all relevant information.  For positions meeting this recognition threshold, the benefit is measured as the largest amount of benefit that meets the more-likely-than-not threshold to be sustained.  We periodically evaluate these tax positions based on the latest available information. For tax positions that do not meet the threshold requirement, we record liabilities for unrecognized tax benefits as a tax expense or benefit in the period recognized or reversed and disclose as a separate liability in our financial statements, including related accrued interest and penalties.

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

Consideration granted to customers

We offer our customers certain incentives in the form of volume rebates, product markdown allowances, trade discounts, cash discounts, slotting fees, and other similar arrangements. These programs are generally recorded as reductions of net sales revenue.  In instances where the customer provides us with proof of advertising performance, reductions in amounts received from customers under cooperative advertising programs are expensed in our consolidated statements of income in SG&A.  Customer cooperative advertising incentives included in SG&A were $19.9, $18.4 and $19.4 million for fiscal 2018, 2017 and 2016, respectively.

Advertising

Advertising costs include cooperative advertising discussed above, traditional and digital media advertising and production expenses, and expenses associated with other promotional product messaging and consumer awareness programs.  Advertising costs are expensed in the period in which they are incurred and included in our consolidated statements of income in SG&A.  We incurred total advertising costs, including amounts paid to customers for cooperative media and print advertising, of $61.4, $57.7 and $54.2 million during fiscal 2018, 2017 and 2016, respectively.

Research and development expense

Expenditures for research activities relating to product design, development and improvement are charged to expense as incurred and included in our consolidated statements of income in SG&A.  We incurred total research and development expenses of $13.5, $11.8 and $11.6 million during fiscal 2018, 2017 and 2016, respectively.

Shipping and handling revenue and expense

Shipping and handling revenue and expense are included in our consolidated statements of income in SG&A. This includes distribution center costs, third-party logistics costs and outbound transportation costs we incur.  Our net expense for shipping and handling was $78.1, $79.4 and $82.4 million during fiscal 2018, 2017 and 2016, respectively.

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

See Note 10 to these consolidated financial statements for more information on our share-based compensation plans.

Note 2 – New Accounting Pronouncements

Not Yet Adopted

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220).  The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017.  The amendments in this ASU also require certain disclosures about stranded tax effects.  The ASU will be effective for us on March 1, 2019.  Early adoption in any period is permitted.  We are currently evaluating the impact this guidance may have on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging –Targeted Improvements to Accounting for Hedging Activities (Topic 815), which amends and simplifies hedge accounting with the intent of better aligning financial reporting for hedging relationships with an entity's risk management activities. The ASU is effective for us on March 1, 2019.  We are currently evaluating the impact this guidance may have on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (Topic 718). This update amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU 2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards. ASU 2017-09 is effective for us on March 1, 2018. We have concluded that the adoption of this guidance will not have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra–Entity Asset Transfers of Assets Other Than Inventory (Topic 740). ASU 2016-16 amends accounting guidance for intra-entity transfers of assets other than inventory to require the recognition of taxes when the transfer occurs. The amendment will be effective for us on March 1 2018. A modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment consisting of the net impact from (1) the write-off of any unamortized expense previously deferred and (2) recognition of any previously unrecognized deferred tax assets, net of any valuation allowance. The new guidance does not include any specific new disclosure requirements. We have concluded that the adoption of this guidance will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and updated in February 2018. ASU 2016-02 will require lessees to recognize on their balance sheets “right-of-use assets” and corresponding lease liabilities, measured on a discounted basis over the lease term. Virtually all leases will be subject to this treatment except leases that meet the definition of a “short-term lease.” For expense recognition, the dual model requiring leases to be classified as either operating or finance leases has been retained from the prior standard. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Classification will use criteria very similar to those applied in current lease accounting, but without explicit bright lines. The new lease guidance will essentially eliminate off-balance sheet financing. The guidance is effective for us on March 1, 2019. The new standard must be adopted using a modified retrospective transition and requires the new guidance to be applied at the beginning of the earliest comparative period presented.

We are currently evaluating the impact this  guidance may have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for us on March 1, 2018, and we elected to adopt the standard using the retrospective method. Our revenue is primarily generated from the sale of non-customized consumer products to customers. Each product represents a performance obligation that is satisfied at a single point in time control transfers, which is generally when we ship the product. The timing and amount of revenue recognized will not be impacted by the new standard. We have thus concluded that the standard will not have a material impact on our consolidated financial statements. The provisions of the new standard will, however, impact the classification of certain consideration paid to our customers. We therefore expect to reclassify an immaterial amount of such payments from SG&A to a reduction of net sales revenue. The impact would reduce net sales by approximately 1%. The standard also requires new quantitative and qualitative disclosures about revenue and costs to obtain or fulfill a contract.

There have been no other accounting pronouncements issued but not yet adopted which are expected to have a material impact on our consolidated financial statements.

Adopted

In January 2017, the FASB, issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance provides for a single-step quantitative test to identify and measure impairment, requiring an entity to recognize an impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. We adopted the guidance on March 1, 2017, applying it on a prospective basis. The application of this guidance has not had a material impact on our financial statements.

Note 3 – Significant Accounting Matters

Fiscal 2018 - On December 20, 2017, we completed the divestiture of the Nutritional Supplements segment through the sale of Healthy Directions LLC and its subsidiaries to Direct Digital, LLC.  We have presented the Nutritional Supplements segment in the accompanying consolidated financial statements as a discontinued operation.  For more information see Note 4 to these consolidated financial statements.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law.  Among other changes, the Tax Act lowered the U.S. corporate income tax rate from 35% to 21% and established a modified territorial system requiring mandatory deemed repatriation tax on undistributed earnings of certain foreign subsidiaries.  The rate change is effective at the beginning of calendar year 2018 and, as a result, we have a blended U.S. federal statutory tax rate of 32.7% for fiscal 2018.  As a result of the enactment, we have recorded a provisional tax expense of $17.9 million related to the one-time remeasurement of our U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, the one-time repatriation tax applied to our undistributed foreign earnings, and the impact of executive compensation that is no longer deductible under the Tax Act.  On an ongoing basis, we expect that the Tax Act will result in a reduction to our annual effective tax rate of approximately one percentage point, primarily due to the reduction in the U.S. corporate income tax rate.  For more information see Note 21 to these consolidated financial statements.

Fiscal 2017 – There were no significant accounting matters for fiscal 2017.

Fiscal 2016  - During fiscal 2016, as a result of a devaluation of the Venezuelan official rate, continued economic instability from declines in oil prices and the declaration of an economic emergency, among other factors, we discontinued the use of the official exchange rate and adopted a market-based exchange rate for the remeasurement of our Venezuelan financial statements.  As a result, we recorded a charge of $9.57 million (before and after tax) from the re-measurement of our Venezuelan monetary assets and liabilities at February 29, 2016 at the new rate.  In addition to re-measuring our monetary holdings in Venezuela, we recorded $9.16 million of non-cash impairment charges (before and after tax) with respect to inventory and property and equipment in order to reflect their respective estimated net realizable and fair values as of February 29, 2016.

The following table summarizes the financial impact of these adjustments:

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

Note 4 – Discontinued Operations

On December 20, 2017, we completed the divestiture of the Nutritional Supplements segment through the sale of Healthy Directions LLC and its subsidiaries to Direct Digital, LLC. The Nutritional Supplements segment sold premium branded doctor formulated nutritional supplements, skincare and pain relief products through highly targeted catalog and other printed collateral mailings, online and direct response print, radio and television media.

The purchase price from the sale is comprised of $46.0 million in cash, paid at closing, and a supplemental payment with a target value of $25.0 million, payable on or before August 1, 2019. The final amount of the supplemental payment may be adjusted up or down based on the performance of Healthy Directions through February 28, 2018. In conjunction with the sale of the business, we have agreed to provide certain transition services for up to an eighteen-month period following the closing of the transaction.

The balance sheets associated with discontinued operations are presented below:

	February 28,	February 28,
(in thousands)	2018	2017
Assets
Receivables	$-	$512
Inventory	-	8,245
Prepaid expenses and other current assets	-	2,031
Property and equipment, net	-	8,433
Goodwill	-	96,609
Other intangible assets, net	-	83,485
Other assets, net	-	599
Assets of discontinued operations	$-	$199,914

Liabilities
Accounts payable, principally trade	-	6,111
Accrued expenses and other current liabilities(1)	-	5,862
Other liabilities, noncurrent	-	4,319
Liabilities of discontinued operations	$-	$16,292

The results of operations associated with discontinued operations are presented in the following table:

	Fiscal Years Ended the Last Day of February,
(in thousands)	2018 (2)	2017	2016
Sales revenue, net	$99,013	$130,543	$153,126
Cost of goods sold	28,744	37,632	42,855
Gross profit	70,269	92,911	110,271

Selling, general and administrative expense ("SG&A")	72,419	88,742	95,950
Asset impairment charges (3)	132,297	9,500	-
Restructuring charges	621	-	-
Operating income (loss)	(135,068)	(5,331)	14,321

Gain on sale before income tax	1,624	-	-
Interest expense	(367)	(497)	(515)
Income (loss) before income tax	(133,811)	(5,828)	13,806

Income tax benefit (expense)	49,375	2,207	(5,569)
Income (loss) from discontinued operations	$(84,436)	$(3,621)	$8,237

(1)	Includes cash overdrafts.

(2)	Includes approximately 9.6 months of operating results prior to the divestiture on December 20, 2017.

(3)

Includes goodwill impairment charges of $96.6 million and trademark impairment charges of $35.7 million during fiscal 2018 and trademark impairment charges of $9.5 million during fiscal 2017. Total after tax asset impairment charges were $83.5 million for fiscal 2018 and $5.9 million for fiscal 2017.

Note 5 – Property and Equipment

A summary of property and equipment is as follows:

PROPERTY AND EQUIPMENT

	Estimated
	Useful Lives			February 28,	February 28,
(in thousands)	(Years)			2018	2017
Land		-		$12,800	$12,800
Building and improvements	3	-	40	106,870	106,648
Computer, furniture and other equipment	3	-	15	79,657	72,444
Tools, molds and other production equipment	1	-	10	33,466	31,157
Construction in progress		-		5,912	5,606
Property and equipment, gross				238,705	228,655
Less accumulated depreciation				(115,202)	(102,153)
Property and equipment, net				$123,503	$126,502

We recorded $14.9, $14.2 and $13.4 million of depreciation expense including $3.7, $4.6 and $4.3 million in cost of goods sold and $11.2,  $9.6 and $9.1 million in SG&A in the consolidated statements of income for fiscal 2018, 2017 and 2016, respectively.

We lease certain facilities, equipment, and vehicles under operating leases, which expire at various dates through fiscal 2033.  Certain of the leases contain escalation clauses and renewal or purchase options in addition to rent abatement amounts.  Rent expense related to our operating leases was $5.5, $5.3, and $5.1 million for fiscal 2018, 2017 and 2016, respectively.

Note 6 – Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities is as follows:

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	February 28,	February 28,
(in thousands)	2018	2017
Accrued compensation, benefits and payroll taxes	$37,666	$34,917
Accrued sales discounts and allowances	28,311	26,867
Accrued warranty returns	22,445	20,517
Accrued advertising	25,324	23,747
Accrued legal fees and settlements	17,243	16,908
Other	34,875	25,142
Total accrued expenses and other current liabilities	$165,864	$148,098

Note 7 – Other Liabilities, Noncurrent

A summary of other noncurrent liabilities is as follows:

OTHER LIABILITIES, NONCURRENT

	February 28,	February 28,
(in thousands)	2018	2017
Deferred compensation liability	$6,736	$6,560
Liability for uncertain tax positions	3,349	6,611
Other liabilities	4,606	4,171
Total other liabilities, noncurrent	$14,691	$17,342

Note 8 – Hydro Flask Acquisition

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

We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill, which is not expected to be deductible for income tax purposes.  We completed our analysis of the economic lives of the assets acquired and determined the appropriate fair values of the acquired assets.  We assigned $59.0 million to trade names with indefinite economic lives. We assigned $10.3 million to technology assets and $14.2 million to customer relationships and are amortizing these assets over expected lives of 10 and 24 years, respectively.  For technology assets, we considered the average life cycle of the underlying products, which range from 7 - 15 years, and the overall average life of the associated patent portfolio. For the customer relationships, we used historical attrition rates to assign an expected life.

The following schedule presents the net assets of Hydro Flask recorded at acquisition, excluding cash acquired:

HYDRO FLASK – NET ASSETS RECORDED UPON ACQUISITION AT MARCH 18, 2016

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

HYDRO FLASK - PRO FORMA IMPACT ON CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

As if the acquisition had been completed at the beginning of March 1, 2015	Fiscal Years Ended the Last Day of February
(in thousands, except earnings per share data)	2017	2016
Sales revenue, net	$1,410,171	$1,450,530
Net income	144,947	105,669

Earnings per share:
Basic	$5.27	$3.74
Diluted	$5.20	$3.68

Note 9 – Goodwill and Intangibles

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

Our impairment test methodology uses primarily estimated future discounted cash flow models (“DCF Models”).  The DCF Models use a number of assumptions including expected future cash flows from the assets, volatility, risk free rate, and the expected life of the assets, the determination of which require significant judgments from management.  In determining the assumptions to be used, we consider the existing rates on Treasury Bills, yield spreads on assets with comparable expected lives, historical volatility of our common stock and that of comparable companies, and general economic and industry trends, among other considerations.  When stock market or other conditions warrant, we expand our traditional impairment test methodology to give weight to other methods that provide additional observable market information in order to better reflect the current risk level being incorporated into market prices and in order to corroborate the fair values of each of our reporting units.  Management will place increased reliance on these additional methods in conjunction with its DCF Models in the event that the total market capitalization of its stock drops below its consolidated stockholders’ equity balance for a sustained period.

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

Impairment Testing in Fiscal 2018 - As a result of our annual and interim testing of indefinite-lived trademarks, we recorded non-cash asset impairment charges totaling $15.4 million ($13.8 million after tax) during fiscal 2018. The charges were related to trademarks in our Beauty segment, which were written down to their estimated fair values, determined on the basis of our estimated future discounted cash flows using the relief from royalty valuation method.

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

Impairment Testing in Fiscal 2017 - As a result of our testing of indefinite-lived trademarks, we recorded non-cash asset impairment charges of $2.9 million ($2.5 million after tax) during fiscal 2017.  The charges were related to trademarks in our Beauty segment, which were written down to their estimated fair values, determined on the basis of our estimated future discounted cash flows using the relief from royalty valuation method.

Impairment Testing in Fiscal 2016 - As a result of our testing of indefinite-lived trademarks, we recorded non-cash impairment charges of $6.0 million ($5.3 million after tax) during fiscal 2016.  The charges were related to certain trademarks in our Beauty segment, which were written down to fair value, determined on the basis of future discounted cash flows using the relief from royalty valuation method.

The following tables summarize the changes in our goodwill and intangible assets by segment for fiscal 2018 and 2017:

GOODWILL AND INTANGIBLE ASSETS

		Balances at					Balances at
	Weighted	February 28, 2017		Year Ended February 28, 2018			February 28, 2018
	Average	Gross	Cumulative			Acquisition	Gross	Cumulative
	Life	Carrying	Goodwill			and Retirement	Carrying	Goodwill	Accumulated	Net Book
(in thousands)	(Years)	Amount	Impairments	Additions	Impairments	Adjustments	Amount	Impairments	Amortization	Value

Housewares:
Goodwill		$282,056	$-	$-	$-	$-	$282,056	$-	$-	$282,056
Trademarks - indefinite		134,200	-	-	-	-	134,200	-	-	134,200
Other intangibles - finite	10.7	40,393	-	607		(173)	40,828	-	(17,530)	23,298
Subtotal		456,649	-	607	-	(173)	457,084	-	(17,530)	439,554

Health & Home:
Goodwill		284,913	-	-	-	-	284,913	-	-	284,913
Trademarks - indefinite		54,000	-	-	-	-	54,000	-	-	54,000
Licenses - finite		15,300	-	-	-	-	15,300	-	(15,300)	-
Licenses - indefinite		7,400	-	-	-	-	7,400	-	-	7,400
Other Intangibles - finite	4.0	116,982	-	605	-		117,586	-	(77,128)	40,458
Subtotal		478,595	-	605	-	-	479,199	-	(92,428)	386,771

Beauty:
Goodwill		81,841	(46,490)	-	-	-	81,841	(46,490)	-	35,351
Trademarks - indefinite		45,854	-	-	(15,447)	-	30,407	-	-	30,407
Trademarks - finite	10.6	150	-	-	-	-	150	-	(97)	53
Licenses - indefinite		10,300	-	-	-	-	10,300	-	-	10,300
Licenses - finite	4.8	13,696	-	-	-	-	13,696	-	(12,166)	1,530
Other intangibles - finite	0.2	46,402	-	-	-	-	46,402	-	(45,133)	1,269
Subtotal		198,243	(46,490)	-	(15,447)	-	182,796	(46,490)	(57,396)	78,910

Total		$1,133,487	$(46,490)	$1,212	$(15,447)	$(173)	$1,119,079	$(46,490)	$(167,354)	$905,235

		Year Ended					Year Ended
	Weighted	February 29, 2016		Year Ended February 28, 2017			February 28, 2017
	Average	Gross	Cumulative			Acquisition	Gross	Cumulative
	Life	Carrying	Goodwill			and Retirement	Carrying	Goodwill	Accumulated	Net Book
(in thousands)	(Years)	Amount	Impairments	Additions	Impairments	Adjustments	Amount	Impairments	Amortization	Value

Housewares:
Goodwill		$166,132	$-	$116,053	$-	$(129)	$282,056	$-	$-	$282,056
Trademarks - indefinite		75,200	-	59,000	-	-	134,200	-	-	134,200
Other intangibles - finite	11.6	15,448	-	25,040	-	(95)	40,393	-	(15,476)	24,917
Subtotal		256,780	-	200,093	-	(224)	456,649	-	(15,476)	441,173

Health & Home:
Goodwill		284,913	-	-	-	-	284,913	-	-	284,913
Trademarks - indefinite		54,000	-	-	-	-	54,000	-	-	54,000
Licenses - finite		15,300	-	-	-	-	15,300	-	(15,300)	-
Licenses - indefinite		7,400	-	-	-	-	7,400	-	-	7,400
Other Intangibles - finite	5.0	116,575	-	472	-	(65)	116,982	-	(66,027)	50,955
Subtotal		478,188	-	472	-	(65)	478,595	-	(81,327)	397,268

Beauty:
Goodwill		81,841	(46,490)	-	-	-	81,841	(46,490)	-	35,351
Trademarks - indefinite		48,754	-	-	(2,900)	-	45,854	-	-	45,854
Trademarks - finite	11.6	150	-	-	-	-	150	-	(92)	58
Licenses - indefinite		10,300	-	-	-	-	10,300	-	-	10,300
Licenses - finite	5.8	13,696	-	-	-	-	13,696	-	(11,849)	1,847
Other intangibles - finite	1.2	46,402	-	-	-	-	46,402	-	(39,929)	6,473
Subtotal		201,143	(46,490)	-	(2,900)	-	198,243	(46,490)	(51,870)	99,883

Total		$936,111	$(46,490)	$200,565	$(2,900)	$(289)	$1,133,487	$(46,490)	$(148,673)	$938,324

The following table summarizes the amortization expense attributable to intangible assets recorded in SG&A in the consolidated statements of income for fiscal 2018, 2017 and 2016, as well as estimated amortization expense for fiscal 2019 through 2023:

Aggregate Amortization Expense (in thousands)
Fiscal 2018	$18,854
Fiscal 2017	$22,024
Fiscal 2016	$21,514

Estimated Amortization Expense (in thousands)
Fiscal 2019	$14,018
Fiscal 2020	$12,428
Fiscal 2021	$10,384
Fiscal 2022	$4,078
Fiscal 2023	$3,995

Note 10 – Share-Based Compensation Plans

We have equity awards outstanding under an expired employee stock option and restricted stock plan adopted in 1998 (the “1998 Plan”).  We also have equity awards outstanding under three active share-based compensation plans.  The plans consist of the Helen of Troy Limited 2008 Stock Incentive Plan, an employee stock plan (the “2008 Stock Incentive Plan”), the Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan, a non-employee director restricted stock plan (the “2008 Directors’ Plan”), and the Helen of Troy Limited 2008 Employee Stock Purchase Plan (the “2008 Stock Purchase Plan”).  These plans are described below. The plans are administered by the Compensation Committee of the Board of Directors, which consists of non-employee directors who are independent under the applicable listing standards for companies traded on the NASDAQ Stock Market LLC.

Expired Plan

The 1998 Plan – The plan covered a total of 6,750,000 shares of common stock for issuance to key officers and employees. The 1998 Plan provided for the grant of options to purchase our common stock at a price equal to or greater than the fair market value on the grant date.  The 1998 Plan contained provisions for incentive stock options, non-qualified stock options and restricted share grants. Generally, options granted under the 1998 Plan become exercisable over four- or five-year vesting periods and expire on dates ranging from seven to ten years from the date of grant. The 1998 Plan expired by its terms on August 25, 2008.  As of February 28, 2018, there were 1,200 shares of common stock subject to options outstanding under the plan.

Active Plans

The 2008 Stock Incentive Plan – The plan covers a total of 3,750,000 shares of common stock for issuance to key officers, employees and consultants of our Company.  Under this plan, we offer stock-based compensation that includes stock options, annual restricted share awards, time-vested restricted stock units and performance-based restricted stock units.  The plan will expire by its terms on August 19, 2018.

•

Stock Options: Generally, options granted under the 2008 Stock Incentive Plan will become exercisable over four- or five-year vesting periods and will expire on dates ranging from seven to ten years from the date of grant.  These stock options are expensed ratably over their vesting terms.  As of February 28, 2018, there were 298,602 shares of common stock subject to options outstanding under the plan.

•	Restricted Stock Awards (“RSAs”): During fiscal 2016, we issued an RSA that immediately vested for 2,000 shares of common stock to our current CEO at a fair value of $89.12 per share.

•

Restricted Stock Units (“RSUs”): RSUs are awards of time-vested restricted stock units that are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting.  During fiscal 2018, 2017 and 2016, we granted RSUs that may be settled for up to 82,356, 92,329 and 29,932 shares of common stock, with weighted average grant date fair values of $95.36, $96.74 and $76.62, respectively, to the CEO and certain members of the management team.  The awards vest over varying terms up to 4 years.  We expense the cost of restricted stock units ratably over their vesting periods.

•

Performance Restricted Stock Units (“PSUs”): PSUs are performance-based restricted stock unit awards that represent the right to receive unrestricted shares of stock based on the achievement of our performance goals over the performance period established by the Compensation Committee of our Board of Directors.  During fiscal 2018, 2017 and 2016, we granted PSUs that may be settled for up to 140,658, 139,846 and 130,608 shares of common stock with average fair values at the grant date of $96.52, $97.12 and $76.62, respectively, to the CEO and certain members of the management team.  These awards have three year performance periods ending on the last day of fiscal 2020, 2019 and 2018, respectively.  The awards will vest and settle on the date the Compensation Committee certifies that the performance goals have been achieved.  Expense for the new plan must be estimated until earned, subject to a probability assessment of achieving the various performance goals and payout levels.

A summary of shares available for issue under the 2008 stock incentive plan follows:

Shares originally authorized	3,750,000
Less cumulative stock option grants issued, net of forfeitures	(1,160,556)
Less restricted share awards previously vested and settled	(638,565)
Subtotal	1,950,879
Less maximum RSUs issuable upon vesting (1)	(136,253)
Less maximum PSUs issuable upon vesting (1)	(348,126)
Shares available for issuance	1,466,500

(1)	RSUs and PSUs potentially issuable are estimated assuming the maximum payouts adjusted for actual forfeitures to date.

The 2008 Directors’ Plan – The plan covers a total of 175,000 shares of common stock for issuance of restricted stock, restricted stock units or other stock-based awards to non-employee members of our Board of Directors.  Awards granted under the 2008 Directors' Plan will be subject to vesting schedules and other terms and conditions as determined by the Compensation Committee of our Board of Directors.  The plan will expire by its terms on August 19, 2018.  As of February 28, 2018, 84,483 shares of restricted stock have been granted and 90,517 shares remained available for future issue under the plan.  Under the 2008 Directors’ Plan for fiscal 2018, 2017 and 2016, we granted 5,658, 5,285 and 5,649 shares of restricted stock, respectively, to certain members of our Board of Directors having weighted average fair values at the date of grant of $92.95, $92.98 and $87.04 per share for each year, respectively.  The restricted stock awards vested immediately, were valued at the fair value of our common stock at the date of the grant, and accordingly, were expensed at the time of the grants.

The 2008 Stock Purchase Plan – The plan covers a total of 350,000 shares of common stock for issuance to our employees.  Under the terms of the plan, employees may authorize the withholding of up to 15% of their wages or salaries to purchase our shares of common stock.  The purchase price for shares acquired under the 2008 Stock Purchase Plan is equal to the lower of 85% of the share’s fair market value on either the first day of each option period or the last day of each period.  The plan will expire by its terms on September 1, 2018.  Shares of common stock purchased under the 2008 Stock Purchase Plan vest immediately at the time of purchase.  Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase. During fiscal 2018, 2017 and

2016, plan participants acquired a total of 16,098, 32,110 and 28,433 shares of common stock at average prices of $76.76, $76.77 and $67.77 per share, respectively.  As of February 28, 2018, there were 50,444 shares available for future issue under the plan.

We recorded share-based compensation expense in SG&A as follows:

SHARE-BASED PAYMENT EXPENSE

	Fiscal Years Ended the Last Day of February,
(in thousands, except per share data)	2018	2017	2016
Stock options	$1,634	$2,614	$2,863
Directors stock compensation	750	700	700
Performance based and other stock awards	12,631	10,243	3,235
Employee stock purchase plan	264	490	552
Share-based compensation expense	15,279	14,047	7,350
Less income tax benefits	(1,669)	(1,762)	(753)
Share-based compensation expense, net of income tax benefits	$13,610	$12,285	$6,597

Continuing operations earnings per share impact of share-based compensation expense:
Basic	$0.50	$0.45	$0.23
Diluted	$0.50	$0.44	$0.23

A summary of our total unrecognized share-based compensation expense as of February 28, 2018 is as follows:

UNRECOGNIZED SHARE-BASED COMPENSATION EXPENSE

		Weighted
		Average
	Unrecognized	Period of
	Compensation	Recognition
(in thousands, except weighted average expense period data)	Expense	(in months)
Stock options	$1,384	16.9
Restricted stock units (RSUs and PSUs)	12,220	23.8

There were no options granted during fiscal 2018.  The fair value of our stock option grants are estimated using a Black-Scholes option pricing model with the following assumptions for fiscal years 2017 and 2016:

ASSUMPTIONS USED FOR FAIR VALUE OF STOCK OPTION GRANTS

	Fiscal Years Ended the Last Day of February,
	2017	2016
Range of risk free interest rates used	1.2%	0.9% - 1.5%
Expected dividend rate	-%	-%
Weighted average volatility rate	33.4%	39.1%
Range of expected volatility rates used	33.4%	35.9% - 39.7%
Range of expected terms used (in years)	4.1	4.1 - 4.4

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

A summary of stock option activity under all our share-based compensation plans follows:

SUMMARY OF STOCK OPTION ACTIVITY

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
		Exercise	Grant Date	Contractual
		Price	Fair Value	Term	Intrinsic
(in thousands, except contractual term and per share data)	Options	(per share)	(per share)	(in years)	Value
Outstanding at February 28, 2015	768	42.76	16.28	6.6	26,008
Grants	186	88.17	28.82
Exercises	(178)	37.86			9,480
Forfeitures / expirations	(127)	59.01
Outstanding at February 29, 2016	649	53.94	19.52	6.1	26,847
Grants	2	102.04	28.74
Exercises	(170)	43.07			9,152
Forfeitures / expirations	(33)	65.68
Outstanding at February 28, 2017	448	$57.41	$20.54	5.0	$18,097
Grants	-	-	-
Exercises	(126)	52.28			5,400
Forfeitures / expirations	(22)	72.37
Outstanding at February 28, 2018	300	$58.35	$32.04	4.3	$9,606

Exercisable at February 28, 2018	175	$49.18	$41.11	3.9	$7,198

A summary of non-vested stock option activity and changes under all our share-based compensation plans follows:

NON-VESTED STOCK OPTION ACTIVITY

		Weighted
		Average
	Non-	Grant Date
	Vested	Fair Value
(in thousands, except per share data)	Options	(per share)
Outstanding at February 28, 2015	674	16.98
Grants	186	28.82
Vested or forfeited	(339)	17.59
Outstanding at February 29, 2016	521	20.81
Grants	2	28.74
Vested or forfeited	(243)	18.95
Outstanding at February 28, 2017	280	$22.48
Grants	-	-
Vested or forfeited	(155)	25.02
Outstanding at February 28, 2018	125	$19.31

A summary of restricted stock unit activity and changes under our 2008 Stock Incentive Plan follows:

SUMMARY OF RESTRICTED STOCK UNIT ACTIVITY

		Weighted
		Average
	Restricted	Grant Date
	Stock	Fair Value	Fair Value
(in thousands, except per share data)	Units	(per share)	Outstanding
Outstanding at February 28, 2015 (1)	118	58.35	9,041
Granted (1)	95	76.62
Vested (2)	-	-
Outstanding at February 29, 2016	213	66.50	20,311
Granted (1)	162	96.90
Vested (2)	(53)	70.14
Outstanding at February 28, 2017	322	$81.19	$31,418
Granted (1)	262	96.44
Vested or forfeited (2)	(274)	78.71
Outstanding at February 28, 2018	310	$90.05	$27,944
(1)	Includes target level RSUs and PSUs granted to our current CEO and members of management in connection with long-term incentive compensation for fiscal 2018, 2017 and 2016.
(2)

Includes 192,002 and 15,643 RSUs which vested and settled throughout the year at an weighted average fair values of $62.88 and $60.28 per share for fiscal 2018 and 2017, respectively.  There were no RSUs vested or settled in fiscal 2016.

Note 11 – Defined Contribution Plans

We sponsor defined contribution savings plans in the U.S. and other countries where we have employees. Total company matching contributions made to these plans for fiscal 2018, 2017 and 2016 were $3.9, $3.2 and $3.1 million, respectively.

Note 12 – Repurchase of Helen of Troy Common Stock

On May 10, 2017, our Board of Directors authorized the repurchase of up to $400 million of our outstanding common stock. The authorization is effective for a period of three years and replaced our former repurchase authorization, of which approximately $82 million remained. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. As of February 28, 2018, our repurchase authorization allowed for the purchase of $328.0 million of common stock.

Our current equity-based compensation plans include provisions that allow for the “net exercise” of share settled awards by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to us a number of shares at fair value equal to the amounts due. Net exercises are treated as purchases and retirements of shares.

The following table summarizes our share repurchase activity for the periods shown:

SHARE REPURCHASES

	Year Ended the Last Day of February
(in thousands, except share and per share data)	2018	2017	2016
Common stock repurchased on the open market or through tender offer:
Number of shares	717,300	922,731	1,126,796
Aggregate value of shares	$65,795	$75,000	$100,000
Average price per share	$91.73	$81.28	$88.75

Common stock received in connection with share-based compensation:
Number of shares	75,785	6,286	117,294
Aggregate value of shares	$7,258	$595	$6,411
Average price per share	$95.77	$94.61	$54.66

Note 13 – Restructuring Plan

On October 5, 2017, we announced an  approved restructuring plan (referred to as “Project Refuel”) intended to enhance the performance primarily for the Beauty and Nutritional Supplements segments. Project Refuel includes charges for a reduction-in-force and the elimination of certain contracts. Following the divestiture of our former Nutritional Supplements segment, as discussed in Note 4 to these consolidated  financial statements, we are targeting total annualized profit improvements of approximately $8.0 million over the duration of the plan.  We estimate the plan to be completed by the first quarter of fiscal 2020 and expect to incur total restructuring charges in the range of approximately $3.2 to $4.8 million over the same period.  Restructuring provisions are determined based on estimates prepared at the time the restructuring actions are approved by management and are revised periodically.  Restructuring charges also include amounts recognized as incurred.

During fiscal 2018, we incurred $1.9 million of pre-tax restructuring costs related to employee severance and termination benefits and contract termination costs.  As of February 28, 2018, we made cash restructuring payments of $1.3 million and had a remaining liability of $0.5 million.

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

Employment Contracts and Related Matters – We have entered into employment contracts with certain officers, including an employment agreement with Mr. Julien Mininberg, our CEO, that was amended and restated on January 7, 2016.  The amended and restated agreement, among other things, extended the term of Mr. Mininberg’s employment agreement from March 1, 2016 through February 28, 2019.  These agreements provide for minimum salary levels, potential incentive bonuses, and in some cases, performance based awards.  These agreements also specify varying levels of salary continuation and/or severance compensation dependent on certain circumstances such as involuntary termination for other than cause or involuntary termination due to a change of control.

In some cases, the expiration dates for these agreements are indefinite, unless terminated by either party.  At February 28, 2018, the estimated aggregate commitment for potential future compensation and/or severance pursuant to all continuing employment contracts, was approximately $7.0 million, payable over varying terms up to two years from the date of separation.

International Trade – We purchase most of our appliances and a significant portion of other products that we sell from unaffiliated manufacturers located in the Far East, mainly in China.  With most of our products being manufactured in the Far East, we are subject to risks associated with trade barriers, the imposition of additional tariffs, currency exchange fluctuations and social, economic and political unrest.  In recent years, increasing labor costs, regional labor dislocations driven by new government policies, local inflation, changes in ocean cargo carrier capacity and costs, the impact of energy prices on transportation, and fluctuations in the Chinese Renminbi against the U.S. Dollar have resulted in variability in our cost of goods sold. In the past, certain Chinese suppliers have closed operations due to economic conditions that pressured their profitability.  Although we have multiple sourcing partners for certain products, occasionally we are unable to source certain items on a timely basis due to changes occurring with our suppliers. We believe that we could source similar products outside China, if necessary, and we continuously explore expanding sourcing alternatives in other countries.  However, the relocation of any production capacity could require substantial time and increased costs.

Customer Incentives – We regularly enter into arrangements with customers whereby we offer various incentives, including incentives in the form of volume rebates.  Our estimates of the liabilities for such incentives is included in the accompanying consolidated balance sheets on the line entitled “Accrued expenses and other current liabilities,” and in Note 6 to these consolidated financial statements included in the lines entitled “Accrued sales discounts and allowances” and “Accrued advertising” and are based on incentives applicable to sales occurring up to the respective balance sheet dates.

Thermometer Patent Litigation – In January 2016, a jury ruled against us in a case that involved claims by Exergen Corporation.  The case involved the alleged patent infringement related to two forehead thermometer models sold by our subsidiary, Kaz USA, Inc., in the United States.  As a result of the jury verdict, we recorded a charge in fiscal 2016 including legal fees and other related expenses, of $17.8 million (before and after tax).  In June 2016, certain post-trial motions were concluded with Exergen Corporation being awarded an additional $1.5 million of pre-judgment compensation.  We accrued this additional amount in May 2016.  In July 2016, we appealed the judgment to the United States Court of Appeals for the Federal Circuit. In March 2018, the Federal Circuit issued a decision, which reversed the district court’s verdict of infringement of one of the two patents at issue and remanded the damage award for a determination by the district court of the impact the reversal of infringement has on the damage award. We are not yet able to predict the outcome of the further district court proceedings and, therefore, have not adjusted the related reserve.

Other Matters –  We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Contractual Obligations and Commercial Commitments –  Our contractual obligations and commercial commitments at the end of fiscal 2018 were:

PAYMENTS DUE BY PERIOD - TWELVE MONTHS ENDED THE LAST DAY OF FEBRUARY:

		2019	2020	2021	2022	2023	After
(in thousands)	Total	1 year	2 years	3 years	4 years	5 years	5 years
Floating rate debt	$293,707	$1,900	$1,900	$1,900	$271,300	$1,900	$14,807
Long-term incentive plan payouts	11,840	5,412	4,786	1,642	-	-	-
Interest on floating rate debt (1)	29,011	7,625	7,569	7,514	5,873	429	1
Open purchase orders	182,603	182,603	-	-	-	-	-
Long-term purchase commitments	1,033	1,033	-	-	-	-	-
Minimum royalty payments	55,359	12,490	12,972	12,912	9,071	7,914	-
Advertising and promotional	39,071	14,304	6,298	6,411	6,527	5,531	-
Operating leases	67,685	6,237	6,270	6,278	5,851	4,932	38,117
Capital spending commitments	1,080	1,080	-	-	-	-	-
Total contractual obligations (2)	$681,389	$232,684	$39,795	$36,657	$298,622	$20,706	$52,925
(1)

We estimate our future obligations for interest on our floating rate debt by assuming the weighted average interest rates in effect on each floating rate debt obligation at February 28, 2018 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, for the Credit Agreement, we assume that the balance outstanding as of February 28, 2018 remains the same for the remaining term of the agreement. The actual balance outstanding under the Credit Agreement may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations.

(2)

In addition to the contractual obligations and commercial commitments in the table above, as of February 28, 2018, we have recorded a provision for uncertain tax positions of $3.3 million. We are unable to reliably estimate the timing of most of the future payments, if any, related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

Note 15 – Long Term Debt

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1 billion as of February 28, 2018.  The commitment under the Credit Agreement terminates on December 7, 2021. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time.  We also incur loan commitment and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis.  As of February 28, 2018, the outstanding revolving loan principal balance was $269.4 million and the balance of outstanding letters of credit was $7.1. million.  As of February 28, 2018, the amount available for borrowings under the Credit Agreement was $723.5 million.  Covenants in our debt agreements limit the amount of total indebtedness we can incur.  As of February 28, 2018 these covenants effectively limited our ability to incur more than $516.9 million of additional debt from all sources, including our Credit Agreement, or $692.1 million in the event a qualified acquisition is consummated.

A summary of our long-term debt follows:

LONG-TERM DEBT

	Original
	Date	Interest		February 28,	February 28,
(dollars in thousands)	Borrowed	Rates	Matures	2018	2017
Mississippi Business Finance Corporation Loan (the "MBFC Loan")(1)	03/13	Floating	03/23	$24,219	$29,903
Senior Notes(2)	01/11	3.9%	01/18	-	19,763
Credit Agreement(3)	01/15	Floating	12/21	265,650	435,949
Total long-term debt				289,869	485,615
Less current maturities of long-term debt				(1,884)	(24,404)
Long-term debt, excluding current maturities				$287,985	$461,211

(1)

The MBFC Loan is unsecured with an original balance of $37.6 million and interest set and payable quarterly at a Base Rate, plus a margin of up to 1.0%, or applicable LIBOR plus a margin of up to 2.0%, as determined by the interest rate elected and the Leverage Ratio.  The loan is subject to holder’s call on or after March 1, 2018.  The loan can be prepaid without penalty.  The remaining loan balance is payable as follows: $1.9 million annually on March 1, 2018 through 2022; and $14.8 million on March 1, 2023.  Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

(2)	Unsecured Senior Notes at a fixed interest rate of 3.9% were paid in full during the fourth quarter of fiscal 2018.
(3)

Floating interest rates are hedged with an interest rate swap to effectively fix interest rates on $100 million of the outstanding principal balance under the Credit Agreement.  Notes 16 and 17 to these consolidated  financial statements provide additional information regarding the interest rate swap.

At February 28, 2018, our  long-term debt has floating interest rates, and its book value approximates its fair value.  The fair market value of the fixed rate debt at February 28, 2017 computed using a discounted cash flow analysis and comparable market rates was $20.1 million compared to the $19.8 million book value.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries.  Our debt agreements require the maintenance of certain financial covenants, including maximum leverage ratios, minimum interest coverage ratios and minimum consolidated net worth levels (as each of these terms is defined in the various agreements). Our debt agreements also contain other customary covenants.  We were in compliance with the terms of these agreements as of February 28, 2018.

The following table contains information about interest rates on our Credit Agreement and the related weighted average borrowings outstanding for the periods covered by our consolidated statements of income:

INTEREST RATES ON CREDIT AGREEMENT

	Fiscal Years Ended the Last Day of February,
(in thousands)	2018	2017	2016
Average borrowings outstanding (1)	$382,960	$498,420	$399,800
Average interest rate during each year (2)	2.7%	2.2%	1.6%
Interest rate range during each year	2.3 - 4.8%	1.9 - 4.3%	1.4 - 4.0%
Weighted average interest rates on borrowings outstanding at year end	2.9%	2.3%	2.8%
(1)	Average borrowings outstanding is computed as the average of the current and four prior quarters ending balances of our credit facility.
(2)

The average interest rate during each year is computed by dividing the total interest expense associated with the Credit Agreement for a fiscal year by the average borrowings outstanding for the same fiscal year.

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated statements of income:

INTEREST EXPENSE

	Fiscal Years Ended the Last Day of February,
(in thousands)	2018	2017	2016
Interest and commitment fees	$13,084	$13,745	$9,941
Deferred finance costs	887	706	651
Interest rate swap settlements, net	54	-	(11)
Cross-currency debt swap	(74)	(90)	-
Total interest expense	$13,951	$14,361	$10,581

Note 16 – Fair Value

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

The following tables present the fair value of our financial assets and liabilities measured on a recurring basis as of the last day of February 2018 and 2017:

FAIR VALUES OF FINANCIAL ASSETS AND LIABILITIES

Fair Values at
February 28, 2018
(in thousands)	(Level 2) (1)
Assets:
Money market accounts	$1,107
Interest rate swap	922
Foreign currency contracts	2,201
Total assets	$4,230

Liabilities:

Floating rate debt	$289,868
Foreign currency contracts	2,606
Total liabilities	$292,474

Fair Values at
February 28, 2017
(in thousands)	(Level 2) (1)
Assets:
Money market accounts	$2,711
Foreign currency contracts	2,167
Total assets	$4,878

Liabilities:
Fixed rate debt (2)	$20,105
Floating rate debt	465,852
Foreign currency contracts	47
Total liabilities	$486,004

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

We use derivatives for hedging purposes and our derivatives are primarily interest rate swaps, foreign currency contracts and cross-currency debt swaps. See Notes 1, 17 and 18 to these consolidated financial statements for more information on our hedging activities.

We classify our fixed and floating rate debt as Level 2 items because the estimation of the fair market value of these financial assets requires the use of a discount rate based upon current market rates of interest for obligations with comparable remaining terms.  Such comparable rates are considered significant other observable market inputs.  The fair market value of the fixed rate debt at February 28, 2017 was computed using a discounted cash flow analysis and a discount rate of 1.8%.  All other debt has floating interest rates, and its book value approximates its fair value as of the reporting date.

Our other non-financial assets include goodwill and other intangible assets, which we classify as Level 3 items.  These assets are measured at fair value on a non-recurring basis as part of our impairment testing.  Note 9 to these consolidated financial statements contains additional information regarding impairment testing and related intangible asset impairments.  The table below presents other non-financial assets measured on a non-recurring basis using significant unobservable inputs (Level 3) for fiscal 2018 and 2017:

OTHER NON-FINANCIAL ASSETS

FAIR VALUE MEASUREMENTS USING SIGNIFICANT UNOBSERVABLE INPUTS (Level 3)

	Fiscal Years Ended
(in thousands)	2018	2017
Beginning balances	$938,324	$762,878
Total income (expense):
Included in net income - realized	(34,128)	(24,830)
Acquired during the period	1,212	200,565
Acquisition adjustments and retirements during the period	(173)	(289)
Ending balances	$905,235	$938,324

Note 17 – Financial Instruments and Risk Management

Foreign Currency Risk – Our functional currency is the U.S. Dollar.  By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses.  As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  For fiscal 2018, 2017 and 2016, approximately 13%, 13% and 16%, respectively, of our net sales revenue was in foreign currencies.  These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars, and Venezuelan Bolivars.  We make most of our inventory purchases from the Far East and primarily use the U.S. Dollar for such purchases.  In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.  We recorded net exchange gains (losses) from foreign currency fluctuations, including the impact of currency hedges and the cross-currency debt swap, of $(3.1), $0.5 and ($3.1) million in SG&A during fiscal 2018, 2017 and 2016, respectively.

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

Interest Rate Risk –  Interest on our outstanding debt as of February 28, 2018 is based on floating interest rates.  If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with an interest rate swap to effectively fix interest rates on $100.0 million of the outstanding principal balance under the Credit Agreement, which totaled $269.4 million as of February 28, 2018.

The following table summarizes the fair values of our various derivative instruments at the end of fiscal 2018 and 2017:

FAIR VALUES OF DERIVATIVE INSTRUMENTS

	February 28, 2018
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
(in thousands)	Hedge	Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	07/2019	€38,000	$-	$102	$1,320	$-
Foreign currency contracts - sell Canadian Dollars	Cash flow	06/2019	$27,750	378	101	-	-
Foreign currency contracts - sell Pounds	Cash flow	04/2019	£19,500	-	56	513	-
Foreign currency contracts - sell Mexican Pesos	Cash flow	05/2018	$20,000	5	-	-	-
Interest rate swap	Cash flow	12/2021	$100,000	539	1,942	-	-
Subtotal				922	2,201	1,833	-

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swaps - Euro	(1)	4/2020	$5,280	-	-	-	208
Foreign currency contracts - cross-currency debt swaps - Pound	(1)	4/2020	$6,395	-	-	-	565
Subtotal				-	-	-	773
Total fair value				$922	$2,201	$1,833	$773

	February 28, 2017
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
	Hedge	Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	2/2018	€27,500	$727	$-	$-	$-
Foreign currency contracts - sell Canadian Dollars	Cash flow	6/2018	$26,000	155	32	-	-
Foreign currency contracts - sell Pounds	Cash flow	2/2018	£13,500	548	-	-	-
Foreign currency contracts - sell Mexican Pesos	Cash flow	2/2018	$59,600	-	-	47	-
Subtotal				1,430	32	47	-

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swap - Euro	(1)	1/2018	$10,000	705	-	-	-
Total fair value				$2,135	$32	$47	$-

(1)

These are foreign currency contracts for which we have not elected hedge accounting.  We refer to them as “cross-currency debt swaps”. They, in effect, adjust the currency denomination of a portion of our outstanding debt to the Euro and British Pound, as applicable, for the notional amounts reported, creating an economic hedge against currency movements.

PRE-TAX EFFECT OF DERIVATIVE INSTRUMENTS

The pre-tax effect of derivative instruments for fiscal 2018 and 2017 is as follows:

	Fiscal Years Ended February 28,
	Gain (Loss)		Gain (Loss) Reclassified from
	Recognized in OCI		Accumulated Other Comprehensive			Gain (Loss) Recognized
	(effective portion)		Income (Loss) into Income			As Income
(in thousands)	2018	2017	Location	2018	2017	Location	2018	2017
Currency contracts - cash flow hedges	$1,758	$2,205	SG&A	$4,364	$1,454		$-	$-
Interest rate swaps - cash flow hedges	2,481	-	Interest expense	-	-	Interest expense	(54)	-
Cross-currency debt swaps - principal	-	-		-	-	SG&A	(1,479)	499
Cross-currency debt swaps - interest	-	-		-	-	Interest Expense	74	90
Total	$4,239	$2,205		$4,364	$1,454		$(1,459)	$589

We expect a net loss of $0.9 million associated with foreign currency contracts and interest rate swaps currently reported in accumulated other comprehensive income, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates change and the underlying contracts settle.  See Notes 1, 16 and 18 to these consolidated financial statements for more information on our hedging activities.

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

Risks Inherent in Cash and Cash Equivalents – As the levels of our cash and cash equivalents change, they can become more subject to foreign exchange rate risk, interest rate risk, credit risk, and liquidity risk. Cash consists of interest-bearing, non-interest-bearing and short-term investment accounts.  We consider money market accounts to be cash equivalents.

The following table summarizes our cash and cash equivalents at the end of fiscal 2018 and 2017:

CASH AND CASH EQUIVALENTS

	February 28, 2018		February 28, 2017
	Carrying	Range of	Carrying	Range of
(in thousands)	Amount	Interest Rates	Amount	Interest Rates
Cash, interest and non-interest-bearing accounts	$19,631	0.00 to 0.35%	$21,138	0.00 to 0.35%
Money market funds	1,107	0.0 to 0.03%	2,711	0.18 to 0.19%
Total cash and cash equivalents	$20,738		$23,848

Note 18 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component and related tax effects for fiscal 2018 and 2017 were as follows:

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

Unrealized Holding Gains (Losses) on Cash Flow Hedges
(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 29, 2016	$-	$665	$665
Other comprehensive income before reclassification	-	2,205	2,205
Amounts reclassified out of accumulated other comprehensive income	-	(1,454)	(1,454)
Tax effects	-	(243)	(243)
Other comprehensive income (loss)	-	508	508
Balance at February 28, 2017	$-	$1,173	$1,173
Other comprehensive income (loss) before reclassification	2,481	1,758	4,239
Amounts reclassified out of accumulated other comprehensive income	-	(4,364)	(4,364)
Tax effects	(776)	359	(417)
Other comprehensive income (loss)	1,705	(2,247)	(542)
Balance at February 28, 2018	$1,705	$(1,074)	$631

See Notes 1, 16 and 17 to these consolidated financial statements for additional information regarding our hedging activities.

Note 19 – Segment and Geographic Information

The following table contains segment information included in continuing operations.

SEGMENT INFORMATION

(in thousands)
Fiscal 2018	Housewares(1)	Health & Home	Beauty	Total
Sales revenue, net	$457,819	$682,605	$349,323	$1,489,747
Asset impairment charges	-	-	15,447	15,447
Restructuring charges	220	-	1,637	1,857
Operating income	89,319	$62,099	$17,644	169,062
Identifiable assets	664,151	674,440	282,729	1,621,320
Capital and intangible asset expenditures	8,537	3,716	1,352	13,605
Depreciation and amortization	5,825	16,750	11,155	33,730

Fiscal 2017	Housewares(1)	Health & Home	Beauty	Total
Sales revenue, net	$418,128	$632,769	$355,779	$1,406,676
Asset impairment charges	-	-	2,900	2,900
Restructuring charges	-	-	-	-
Operating income	89,020	51,072	29,572	169,664
Identifiable assets	642,967	679,248	284,992	1,607,207
Capital and intangible asset expenditures	5,652	5,192	4,663	15,507
Depreciation and amortization	5,795	20,483	9,897	36,175

Fiscal 2016	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$310,663	$642,735	$439,177	1,392,575
Asset impairment charges	-	-	6,000	6,000
Restructuring charges	-	-	-	-
Operating income	55,944	36,860	23,490	116,294
Identifiable assets	610,176	715,104	306,651	1,631,931
Capital and intangible asset expenditures	1,560	9,131	5,985	16,676
Depreciation and amortization	4,532	22,022	8,335	34,889

(1)	Fiscal 2018 includes a full twelve months of operating results for Hydro Flask, compared to eleven and one-half months for fiscal 2017.

We compute segment operating income based on net sales revenue, less cost of goods sold, SG&A and any asset impairment charges associated with the segment.  The SG&A used to compute each segment’s operating income is directly associated with the segment, plus shared service and corporate overhead expenses that are allocable to the segment.  We have reallocated corporate overhead expenses to the above continuing segments that were previously allocated to our former Nutritional Supplements segment. We do not allocate nonoperating income and expense, including interest or income taxes, to operating segments.

Our domestic and international net sales revenue and long-lived assets were as follows:

GEOGRAPHIC INFORMATION

	Fiscal Years Ended the Last Day of February,
(in thousands)	2018	2017	2016
SALES REVENUE, NET:
United States	$1,168,888	$1,111,109	$1,080,338
International	320,859	295,567	312,237
Total	$1,489,747	$1,406,676	$1,392,575

LONG-LIVED ASSETS:
United States	$437,920	$409,337	$407,621
International:
Barbados	496,258	499,064	315,182
Other international	131,830	159,490	171,774
Subtotal	628,088	658,554	486,956
Total	$1,066,008	$1,067,891	$894,577

The table above classifies assets based upon the country where we hold legal title.

Worldwide sales to our largest customer and its affiliates accounted for approximately 15%, 16% and 18% of our net sales revenue in fiscal 2018, 2017 and 2016, respectively.  Sales to this customer are made within the Beauty and Health & Home segments.  Of these sales, approximately 78%, 79%, and 78% for fiscal 2018, 2017 and 2016, respectively, were within the United States.  Sales to our second largest customer accounted for 13% of our net sales in fiscal 2018.  No other customers accounted for 10% or more of net sales revenue during the periods presented.

Note 20 – Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data is as follows (in thousands except share data):

SELECTED QUARTERLY FINANCIAL DATA

Fiscal Year 2018:	May	August	November	February	Total
Sales revenue, net	$327,986	$347,205	$423,709	$390,847	$1,489,747
Gross profit	134,065	145,733	181,005	161,298	622,101
Asset impairment charges	4,000	-	-	11,447	15,447
Income from continuing operations	27,308	34,572	58,624	8,378	128,882
Income (loss) from discontinued operations	(21,440)	(25,639)	(89,060)	51,703	(84,436)

Earnings (loss) per share (1)
Basic
Continuing operations	$1.01	$1.27	$2.16	$0.31	$4.76
Discontinued operations	(0.79)	(0.94)	(3.28)	1.91	(3.12)
Total earnings per share	$0.22	$0.33	$(1.12)	$2.22	$1.64

Diluted
Continuing operations	$1.00	$1.26	$2.15	$0.31	$4.73
Discontinued operations	(0.79)	(0.94)	(3.27)	1.91	(3.10)
Total earnings per share	$0.22	$0.33	$(1.12)	$2.22	$1.63

Fiscal Year 2017:	May	August	November	February	Total
Sales revenue, net	$311,998	$335,058	$412,251	$347,369	$1,406,676
Gross profit	126,633	139,390	171,927	144,607	582,557
Asset impairment charges	2,400	-	-	500	2,900
Income from continuing operations	23,646	29,465	56,774	34,425	144,310
Income (loss) from discontinued operations	(4,620)	(1,110)	838	1,271	(3,621)

Earnings (loss) per share (1)
Basic
Continuing operations	$0.85	$1.06	$2.07	$1.27	$5.24
Discontinued operations	(0.17)	(0.04)	0.03	0.05	(0.13)
Total earnings per share	$0.69	$1.02	$2.10	$1.31	$5.11

Diluted
Continuing operations	$0.84	$1.04	$2.04	$1.25	$5.17
Discontinued operations	(0.16)	(0.04)	0.03	0.05	(0.13)
Total earnings per share	$0.68	$1.00	$2.07	$1.30	$5.04
(1)

Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.

Note 21 - Income Taxes

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law.  Among other changes, the Tax Act lowered the U.S. corporate income tax rate from 35% to 21% and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of certain foreign subsidiaries. The rate change is effective at the beginning of calendar year 2018 and, as a result, we have a blended U.S. federal statutory tax rate of 32.7% for our fiscal year 2018.

Under accounting standards for income taxes, the impact of new tax legislation must be taken into account in the period in which it is enacted.  Subsequent to the Tax Act, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”) allowing companies to use provisional estimates to record the effects of the Tax Act. SAB 118 also provides a measurement period (not to exceed one year from the date of enactment) to complete the accounting for the impacts of the Tax Act.

As a result of the enactment, we have recorded a provisional tax expense of $17.9 million related to the one-time remeasurement of our U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, the one-time repatriation tax applied to our undistributed foreign earnings, and the impact of executive compensation that is no longer deductible under the Tax Act. The ultimate impact may differ from these provisional amounts due to additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued and actions the we may take as a result of the Tax Act.  Any subsequent adjustments to provisional estimates will be reflected in our income tax provision during one or more periods in our fiscal 2019.

Due to the enactment of the Tax Act, future repatriations of foreign earnings will generally be free of U.S. federal income tax but may incur withholding or state taxes.  As of February 28, 2018, we have not made a change to our assertion that undistributed net earnings with respect to certain foreign subsidiaries are indefinitely reinvested outside the United States. All undistributed net earnings have been taxed in the U.S. as a result of the Tax Act, and consistent with our assertion, the Company intends to limit any future distributions to previously taxed income. However, we are continuing to analyze the impact of the Tax Act on our assertion.

Our components of income before income tax expense are as follows:

COMPONENTS OF INCOME BEFORE TAXES

	Fiscal Years Ended the Last Day of February,
(in thousands)	2018	2017	2016
U.S.	$23,824	$20,878	$17,069
Non-U.S.	131,614	134,839	88,943
Total	$155,438	$155,717	$106,012

Our components of income tax expense (benefit) are as follows:

COMPONENTS OF INCOME TAX EXPENSE (BENEFIT)

	Fiscal Years Ended the Last Day of February,
(in thousands)	2018	2017	2016
U.S.
Current	$3,380	$19,195	$10,444
Deferred	19,578	(10,475)	(4,428)
	22,958	8,720	6,016

Non-U.S.
Current	1,912	(290)	4,919
Deferred	1,686	2,977	2,086
	3,598	2,687	7,005
Total	$26,556	$11,407	$13,021

Our total income tax expense differs from the amounts computed by applying the U.S. statutory tax rate to income before income taxes.  A summary of these differences are as follows:

INCOME TAX RATE RECONCILIATION

	Fiscal Years Ended the Last Day of February,
	2018	2017	2016
Effective income tax rate at the U.S. statutory rate	32.7%	35.0%	35.0%
Impact of U.S. state income taxes	0.5%	0.5%	(0.1)%
Effect of statutory tax rate in Macau	(19.5)%	(20.1)%	(21.8)%
Effect of statutory tax rate in Barbados	(5.2)%	(7.3)%	(7.6)%
Effect of statutory tax rate in Europe	(5.3)%	(3.6)%	-%
Effect of statutory tax rate in Switzerland	-%	-%	(6.5)%
Effect of income from other non-U.S. operations subject to varying rates	2.1%	2.1%	4.6%
Effect of foreign exchange fluctuations	0.3%	0.4%	3.8%
Effect of asset impairment charges	2.2%	0.4%	1.3%
Effect of U.S. tax reform	11.5%	-%	-%
Effect of uncertain tax positions	(1.3)%	-%	-%
Other Items	(0.9)%	(0.1)%	3.6%
Effective income tax rate	17.1%	7.3%	12.3%

Our Macau subsidiary generates income from the sale of the goods that it has sourced and procured.  This subsidiary is responsible for the sourcing and procurement of a large portion of the products that we sell.  We have an indefinite tax holiday in Macau conditioned on the subsidiary meeting certain employment and investment thresholds.  We have not experienced any issues in meeting the required thresholds and are unaware of any regulatory changes or impending circumstances that would restrict our right to continue to benefit from the tax holiday.  Because our Macau subsidiary is not directly or indirectly owned by a U.S. parent, there is no U.S. tax liability associated with the income generated in Macau.

Each year there are significant transactions or events that are incidental to our core businesses and that by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates. Without these transactions or events, the trend in our effective tax rates would follow a more normalized pattern.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of the last day of February 2018 and 2017 are as follows:

COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES

	Last Day of February,
(in thousands)	2018	2017
Deferred tax assets, gross:
Operating loss carryforwards	$32,829	$16,799
Accounts receivable	4,767	7,375
Inventories	7,183	11,057
Accrued expenses and other	7,385	12,007
Total gross deferred tax assets	52,164	47,238

Valuation allowance	(17,747)	(17,600)
Deferred tax liabilities:
Depreciation and amortization	(24,859)	(47,774)
Total deferred tax liabilities, net	$9,558	$(18,136)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We consider the scheduled reversal of deferred tax liabilities, expected future taxable income and tax planning strategies in assessing the ultimate realization of deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not be recoverable.  In fiscal 2018, the $0.1 million net decrease in our valuation allowance was principally due to changes in estimates regarding the value of operating loss carryforwards to be used in the future.

As of February 28, 2018 and 2017, we had remaining tax-deductible goodwill of $19.0 million and $113.0 million, respectively, resulting from acquisitions.  The amortization of this goodwill is deductible over various periods ranging up to 2 years.  The tax deduction for goodwill in fiscal 2019 is expected to be approximately $1.3 million.

The composition of our operating loss carryforwards at the end of fiscal 2018 is as follows:

SUMMARY OF OPERATING LOSS CARRYFORWARD

	Balances at February 28, 2018
	Tax Year	Deferred	Operating
	Expiration	Tax	Loss
(in thousands)	Date Range	Assets	Carryforward
U.S. federal and state operating loss carryforward	2021 - Indefinite	$16,549	$81,856
Non-U.S. operating loss carryforwards with definite carryover periods	2020 - 2035	2,103	7,853
Non-U.S. operating loss carryforwards with indefinite carryover periods	Indefinite	14,177	50,436
Subtotals		32,829	$140,145
Less portion of valuation allowance established for operating loss carryforwards		(16,406)
Total		$16,423

Any future amount of deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during any carryforward periods are reduced.

During fiscal 2018 and 2017, changes in the total amount of unrecognized tax benefits were as follows:

UNRECOGNIZED TAX BENEFITS

	Fiscal Years Ended
	the Last Day of February,
(in thousands)	2018	2017
Total unrecognized tax benefits, beginning balance	$6,611	$8,737
Tax positions taken during the current period	-	-
Resolution of tax dispute	(1,486)	-
Changes in tax positions taken during a prior period	88	(1,260)
Lapse in statute of limitations	(890)	(218)
Impact of foreign currency re-measurement	218	(133)
Settlements	(113)	(515)
Total unrecognized tax benefits, ending balance	4,428	6,611
Less current unrecognized tax benefits	(1,079)	-
Noncurrent unrecognized tax benefits	$3,349	$6,611

Included in the balance of unrecognized tax benefits at the end of fiscal 2018 were $4.4 million of tax benefits, which, if recognized, would affect our effective tax rate.  We do not expect any significant changes to our existing unrecognized tax benefits during the next twelve months resulting from any issues currently pending with tax authorities.

We classify interest and penalties on uncertain tax positions as income tax expense.  At the end of February 2018 and 2017, the liability for tax-related interest and penalties included in unrecognized tax benefits was $1.1 million and $1.7 million, respectively.  Additionally, during fiscal 2018, 2017 and 2016 we recognized expense (benefit) of ($0.5) ($0.6) and $0.5 million, respectively, in the consolidated statements of income.

We file income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. We do not expect that any proposed adjustments from these tax jurisdictions will have a material impact on our consolidated financial statements.

As of February 28, 2018, tax years under examination or still subject to examination by material tax jurisdictions are as follows:

Jurisdiction	Tax Years Under Examination	Open Tax Years
United Kingdom	- None -	2017	-	2018
United States	2016	2007, 2008, 2015 - 2018
Switzerland	- None -	2014	-	2018
Hong Kong	- None -	2010	-	2018

During fiscal 2017 we received an assessment from a state tax authority which adjusted taxable income applicable to the particular state resulting from interpretations of certain state income tax provisions applicable to our legal structure.  We believe we have accurately reported our taxable income and are vigorously protesting the assessment through administrative processes with the state.  We believe it is unlikely that the outcome of these matters will have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Note 22 – Earnings Per Share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities. Dilutive securities at any given point in time may consist of outstanding options to purchase common stock and issued and contingently issuable unvested RSUs and PSUs. See Note 10 to these consolidated financial statements for more information regarding RSUs, PSUs and other performance based stock awards. Options for common stock are excluded from the computation of diluted earnings per share if their effect is antidilutive.

For fiscal 2018, 2017 and 2016, the components of basic and diluted shares were as follows:

WEIGHTED AVERAGE DILUTED SECURITIES

	Fiscal Years Ended the Last Day of February,
(in thousands)	2018	2017	2016
Weighted average shares outstanding, basic	27,077	27,522	28,273
Incremental shares from share-based compensation arrangements	177	369	476
Weighted average shares outstanding, diluted	27,254	27,891	28,749

Dilutive securities, stock options	230	365	317
Dilutive securities, unvested or unsettled stock awards	114	186	227
Antidilutive securities	319	137	159

HELEN OF TROY LIMITED AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

		Additions
		Charged to	Net charge
	Beginning	cost and	(credit) to		Ending
(in thousands)	Balance	expenses (1)	sales revenue (2)	Deductions (3)	Balance
Year Ended February 28, 2018
Allowances for doubtful accounts	$3,266	$1,066	$-	$1,420	$2,912
Allowances for sales returns	2,293	-	104	-	$2,397

Year Ended February 28, 2017
Allowances for doubtful accounts	$1,712	$2,277	$-	$723	$3,266
Allowances for sales returns	4,165	-	(1,872)	-	$2,293

Year Ended February 29, 2016
Allowances for doubtful accounts	$1,830	$298	$-	$416	$1,712
Allowances for sales returns	4,033	-	132	-	$4,165

All amounts presented above have been restated to exclude the impact of our discontinued operations.

(1)	Represents periodic charges to the provision for doubtful accounts.
(2)	Represents net charges (credits) during the period to sales returns and allowances.
(3)	Represents write-offs of doubtful accounts, net of recoveries of previously reserved amounts.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act as of February 28, 2018.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The management’s report on internal control over financial reporting and the attestation report on internal controls over financial reporting of the independent registered public accounting firm required by this item are set forth under Item 8., “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Exchange Act that occurred during our fiscal year ended February 28, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

•	Information in our definitive Proxy Statement for the 2018 Annual General Meeting of Shareholders (the “Proxy Statement”) is incorporated by reference in response to this Item 10, as noted below:
•	Information about our Directors who are standing for re-election is set forth under “Election of Directors”;
•	Information about our executive officers is set forth under “Executive Officers”;
•

Information about our Audit Committee, including members of the committee, and our designated “audit committee financial experts” is set forth under “Corporate Governance” and “Board Committees and Meetings”; and

•	Information about Section 16(a) beneficial ownership reporting compliance is set forth under “Section 16(a) Beneficial Ownership Reporting Compliance.”
•	Information about any material changes to procedures for recommending nominees to the board of directors is set forth under “Board Committees and Meetings.”

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 in this Annual Report on Form 10-K.
	2.	Financial Statement Schedule: See “Schedule II” in this Annual Report on Form 10‑K.
	3.	Exhibits

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

10.20*

Amended and Restated Guaranty, dated March 1, 2018, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. and other lenders, pursuant to the Amended and Restated Credit Agreement, dated January 16, 2015.

10.21

Third Amendment to Guaranty Agreement, dated as of January 16, 2015, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2015).

10.22

Fourth Amendment to Guaranty Agreement, dated as of December 7, 2016, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2017, filed with the Securities and Exchange Commission on May 1, 2017 (the “2017 10-K”)).

10.23

First Supplemental Trust Indenture, dated as of March 1, 2014, by and between Mississippi Business Finance Corporation and Deutsche Bank National Trust, as trustee (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015, filed with the Securities and Exchange Commission on April 29, 2015 (the “2015 10-K”)).

10.24

Second Supplemental Trust Indenture, dated as of February 18, 2015 but effective February 1, 2015, by and between Mississippi Business Finance Corporation and Deutsche Bank National Trust, as trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2015).

10.25

Third Supplemental Trust Indenture, dated as of December 7, 2016, but effective December 1, 2016, by and between Mississippi Business Finance Corporation and Deutsche Bank National Trust, as trustee (incorporated by reference to Exhibit 10.25 of the 2017 10-K).

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

10.29

Second Amendment, Assumption, Consent and Ratification Agreement, dated effective as of March 1, 2018, by and among Helen of Troy Limited, a Bermuda company, Helen of Troy Texas Corporation, a Texas corporation, Helen of Troy L.P., a Texas limited partnership, the guarantors party thereto, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 7, 2018).

10.30*†	First Amendment to Helen of Troy Limited 2008 Employee Stock Purchase Plan.
10.31*†	Second Amendment to Helen of Troy Limited 2008 Employee Stock Purchase Plan.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

a
HELEN OF TROY LIMITED

By: /s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer and Director
April 30, 2018

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Julien R. Mininberg	/s/ Brian L. Grass
Julien R. Mininberg	Brian L. Grass
Chief Executive Officer, Director and Principal Executive Officer April 30, 2018	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer April 30, 2018

/s/ Gary B. Abromovitz	/s/ Timothy F. Meeker
Gary B. Abromovitz	Timothy F. Meeker
Director, Deputy Chairman of the Board	Director, Chairman of the Board
April 30, 2018	April 30, 2018

/s/ Beryl B. Raff	/s/ Krista Berry
Beryl B. Raff	Krista Berry
Director	Director
April 30, 2018	April 30, 2018

/s/ Darren G. Woody	/s/ Thurman K. Case
Darren G. Woody	Thurman K. Case
Director	Director
April 30, 2018	April 30, 2018

/s/ William F. Susetka
William F. Susetka
Director
April 30, 2018