Form 10-Q
period 2018-05-31
HELEN OF TROY LTD
filed 2018-07-10
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

Yes ☐     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 5, 2018
Common Shares, $0.10 par value, per share	26,342,986 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES

FORM 10‐Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	May 31,	February 28,
(in thousands, except shares and par value)	2018	2018
Assets
Assets, current:
Cash and cash equivalents	$16,929	$20,738
Receivables - principally trade, less allowances of $1,703 and $2,912	255,674	275,565
Inventory	256,268	251,511
Prepaid expenses and other current assets	13,831	9,545
Income taxes receivable	1,266	349
Total assets, current	543,968	557,708

Property and equipment, net of accumulated depreciation of $118,971 and $115,202	123,619	123,503
Goodwill	602,320	602,320
Other intangible assets, net of accumulated amortization of $171,474 and $167,354	298,915	302,915
Deferred tax assets, net	13,476	16,654
Other assets, net of accumulated amortization of $2,045 and $2,022	20,676	20,617
Total assets	$1,602,974	$1,623,717

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$125,805	$129,341
Accrued expenses and other current liabilities	131,174	168,261
Long-term debt, current maturities	1,884	1,884
Total liabilities, current	258,863	299,486

Long-term debt, excluding current maturities	298,239	287,985
Deferred tax liabilities, net	7,561	7,096
Other liabilities, noncurrent	14,614	14,691
Total liabilities	579,277	609,258

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	-	-
Common stock, $0.10 par. Authorized 50,000,000 shares; 26,317,046 and 26,575,634 shares
issued and outstanding	2,629	2,658
Additional paid in capital	233,783	230,676
Accumulated other comprehensive income	4,068	631
Retained earnings	783,217	780,494
Total stockholders' equity	1,023,697	1,014,459
Total liabilities and stockholders' equity	$1,602,974	$1,623,717

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended May 31,
(in thousands, except per share data)	2018	2017
Sales revenue, net	$354,679	$325,491
Cost of goods sold	208,121	193,921
Gross profit	146,558	131,570

Selling, general and administrative expense ("SG&A")	101,506	96,987
Asset impairment charges	-	4,000
Restructuring charges	1,725	-
Operating income	43,327	30,583

Nonoperating income, net	75	166
Interest expense	(2,687)	(3,725)
Income before income tax	40,715	27,024

Income tax expense (benefit)	2,542	(284)
Income from continuing operations	38,173	27,308

Loss from discontinued operations, net of tax	(381)	(21,440)
Net income	$37,792	$5,868

Earnings (loss) per share - basic:
Continuing operations	$1.44	$1.01
Discontinued operations	(0.01)	(0.79)
Total earnings per share - basic	$1.42	$0.22

Earnings (loss) per share - diluted:
Continuing operations	$1.43	$1.00
Discontinued operations	(0.01)	(0.79)
Total earnings per share - diluted	$1.42	$0.22

Weighted average shares of common stock used in
computing earnings per share:
Basic	26,521	27,076
Diluted	26,614	27,245

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended May 31,
	2018			2017
	Before	Tax (Expense)	Net of	Before	Tax (Expense)	Net of
(in thousands)	Tax	Benefit	Tax	Tax	Benefit	Tax
Income from continuing operations	$40,715	$(2,542)	$38,173	$27,024	$284	$27,308
Loss from discontinued operations	(484)	103	(381)	(33,931)	12,491	(21,440)
Net income	40,231	(2,439)	37,792	(6,907)	12,775	5,868

Other comprehensive income
Cash flow hedge activity - interest rate swap
Changes in fair market value	(61)	15	(46)	-	-	-
Adoption of ASU No. 2018-02	-	150	150	-	-	-
Subtotal	(61)	165	104	-	-	-

Cash flow hedge activity - foreign currency contracts
Changes in fair market value	4,576	(622)	3,954	(2,245)	316	(1,929)
Settlements reclassified to income	(687)	64	(623)	(302)	54	(248)
Adoption of ASU No. 2018-02	-	2	2	-	-	-
Subtotal	3,889	(556)	3,333	(2,547)	370	(2,177)
Total other comprehensive income (loss)	3,828	(391)	3,437	(2,547)	370	(2,177)
Comprehensive income (loss)	$44,059	$(2,830)	$41,229	$(9,454)	$13,145	$3,691

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended May 31,
(in thousands)	2018	2017
Cash provided by operating activities:
Net income	$37,792	$5,868
Loss from discontinued operations	(381)	(21,440)
Income from continuing operations	38,173	27,308
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7,982	8,341
Amortization of financing costs	255	210
Provision for doubtful receivables	369	32
Non-cash share-based compensation	6,324	3,138
Non-cash intangible asset impairment charges	-	4,000
Loss (gain) on the sale or disposal of property and equipment	32	(10)
Deferred income taxes and tax credits	3,098	(768)
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	19,522	21,921
Inventories	(4,757)	(24,072)
Prepaid expenses and other current assets	(2,344)	(679)
Other assets and liabilities, net	305	(2,901)
Accounts payable	(3,536)	25,365
Accrued expenses and other current liabilities	(35,253)	(20,713)
Accrued income taxes	(1,259)	(1,336)
Net cash provided by operating activities - continuing operations	28,911	39,836
Net cash provided (used) by operating activities - discontinued operations	(381)	1,907
Net cash provided by operating activities	28,530	41,743

Cash used by investing activities:
Capital and intangible asset expenditures	(4,182)	(4,082)
Proceeds from the sale of property and equipment	-	13
Net cash used by investing activities - continuing operations	(4,182)	(4,069)
Net cash used by investing activities - discontinued operations	-	(8,945)
Net cash used by investing activities	(4,182)	(13,014)

Cash used by financing activities:
Proceeds from line of credit	161,200	131,200
Repayment of line of credit	(149,300)	(157,600)
Repayment of long-term debt	(1,900)	(5,700)
Proceeds from share issuances under share-based compensation plans	3,391	3,580
Payment of tax obligations resulting from cashless share award settlements	(4,481)	(6,788)
Payments for repurchases of common stock	(37,067)	-
Net cash used by financing activities - continuing operations	(28,157)	(35,308)
Net cash used by financing activities - discontinued operations	-	-
Net cash used by financing activities	(28,157)	(35,308)

Net decrease in cash and cash equivalents	(3,809)	(6,579)
Cash and cash equivalents, beginning balance	20,738	23,087
Cash and cash equivalents, ending balance	16,929	16,508
Less: Cash and cash equivalents of discontinued operations, ending balance	-	(598)
Cash and cash equivalents of continuing operations, ending balance	$16,929	$17,106

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

May 31, 2018

Note 1 - Basis of Presentation and Related Information

The accompanying condensed consolidated financial statements contain all adjustments (consisting of of normal recurring adjustments) necessary to present fairly our consolidated financial position as of May 31, 2018 and February 28, 2018, and the results of our consolidated operations for the interim periods presented.  We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2018, and our other reports on file with the Securities and Exchange Commission (the “SEC”).

When used in these notes, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. We refer to our common shares, par value $0.10 per share, as “common stock.” References to “the FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to United States (“U.S.”) generally accepted accounting principles.  References to “ASU” refer to the codification of GAAP in the Accounting Standards Updates issued by the FASB.  References to “ASC” refer to the codification of GAAP in the Accounting Standards Codification issued by the FASB.

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

On December 20, 2017, we completed the divestiture of the Nutritional Supplements segment through the sale of Healthy Directions LLC and its subsidiaries to Direct Digital, LLC.  The results of the Nutritional Supplements operations have been reported as discontinued operations for all periods presented in the consolidated financial statements.  For more information, see Note 4 to these condensed consolidated financial statements.  All other notes present results from continuing operations.

Our business is seasonal due to different calendar events, holidays and seasonal weather patterns. Historically, our highest sales volume and operating income occur in our third fiscal quarter ending November 30th.  We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the United States.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results may differ materially from those estimates.

Our condensed consolidated financial statements are prepared in U.S. Dollars.  All intercompany accounts and transactions are eliminated in consolidation.

We have reclassified, combined or separately disclosed certain amounts in the prior years’ condensed consolidated financial statements and accompanying footnotes to conform with the current period’s presentation, including reclassifications for discontinued operations (see Note 4) and the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606)  (see Notes 2 and 3).

Note 2 – New Accounting Pronouncements

Not Yet Adopted

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities (Topic 815), which amends and simplifies hedge accounting with the intent of better aligning financial reporting for hedging relationships with an entity's risk management activities. The ASU is effective for us March 1, 2019.  We are currently evaluating the impact this guidance may have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842),  which requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases.  Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease.  The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.  The ASU must be adopted using a modified retrospective transition and requires the new guidance to be applied at the beginning of the earliest comparative period presented.  The ASU is effective for us on March 1, 2019.  We are currently evaluating the impact this guidance may have on our consolidated financial statements.

There have been no other accounting pronouncements issued but not yet adopted, which are expected to have a material impact on our consolidated financial statements.

Adopted

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income  (Topic 220).  The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017.  Adoption of this guidance in the first quarter of fiscal 2019 did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718):  Scope of Modification Accounting (Topic 718).  This update amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU 2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards.  Adoption of this guidance in the first quarter of fiscal 2019 did not have a material impact on our consolidated financial statements.

In January 2017, the FASB, issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This guidance provides for a single-step quantitative test to identify and measure impairment, requiring an entity to recognize an impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value.  Adoption of this guidance in the first quarter of fiscal 2018 did not have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra–Entity Asset Transfers of Assets Other Than Inventory (Topic 740).  ASU 2016-16 amends accounting guidance for intra-entity transfers of assets other than inventory to require the recognition of taxes when the transfer occurs.  The amendment was effective for us on March 1, 2018.  A modified retrospective approach is required for transition to the new guidance, with a cumulative-effect adjustment consisting of the net impact from (1) the write-off of any unamortized expense previously deferred and (2) recognition of any previously unrecognized deferred tax assets, net of any valuation allowance.  The new guidance does not include any specific new disclosure requirements.  Adoption of this guidance in the first quarter of fiscal 2019 did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance.  We adopted the guidance in the first quarter of fiscal 2019. See Note 3 for a further discussion regarding the impact of adoption of this guidance on our consolidated financial statements.

Note 3 – Revenue Recognition

We adopted the provisions of ASU 2014-09 in the first quarter of fiscal 2019, and we elected to adopt the standard using the retrospective method. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Our revenue is primarily generated from the sale of non-customized consumer products to customers.  Revenue is recognized when control of, and title to, the product sold transfers to the customer.  Therefore, the timing and amount of revenue recognized is not materially impacted by the new guidance. We have thus concluded that the adoption of the guidance did not have a material impact on our consolidated financial statements. The provisions of the new guidance do however impact the classification of certain consideration paid to our customers. We therefore, have reclassified an immaterial amount of such payments from SG&A to a reduction of net sales revenue for all periods presented. Also, in accordance with the guidance, we reclassified an immaterial amount of estimated sales returns from a reduction of receivables to accrued expenses and other current liabilities for all periods presented.  We have elected to adopt the guidance using the full restrospective method.

We measure revenue as the amount of consideration for which we expect to be entitled, in exchange for transferring goods.  Certain customers may receive cash incentives such as customer discounts (including volume or trade discounts), advertising discounts and other customer-related programs which are accounted for as variable consideration.  In some cases, we apply judgment, such as contractual rates and historical payment trends, when estimating variable consideration.  In accordance with the guidance, most variable consideration is classified as a reduction to net sales.

Sales taxes and other similar taxes are excluded from revenue.  We elected to account for shipping and handling activities as a fulfillment cost as permitted by the guidance.  We do not have unsatisfied performance obligations since our performance obligations are satisfied at a single point in time.

The effect of the adoption of ASU 2014-09 on the condensed consolidated financial statements is as follows:

	Before Reclassification		After Reclassification
	February 28,		February 28,
Balance Sheet (in thousands)	2018	Reclassification	2018
Receivables (1)	$273,168	$2,397	$275,565
Accrued expenses and other current liabilities (1)	$165,864	$2,397	$168,261

	Before Reclassification		After Reclassification
	Three Months		Three Months
	Ended May 31,		Ended May 31,
Statement of Income (in thousands)	2017	Reclassification	2017
Sales revenue, net (1)	$327,986	$(2,495)	$325,491
SG&A (1)	$99,482	$(2,495)	$96,987

(1)	Reflects amounts from continuing operations.

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

The purchase price from the sale is comprised of $46.0 million in cash, which was paid at closing, and a supplemental payment with a target value of $25.0 million, payable on or before August 1, 2019.  The final amount of the supplemental payment may be adjusted up or down based on the performance of Healthy Directions through February 28, 2018.  In conjunction with the sale of the business, we have agreed to provide certain transition services for up to an eighteen-month period following the closing of the transaction.

There were no balance sheet amounts related to discontinued operations for either period presented.  The results of operations associated with discontinued operations are presented in the following table:

	Three Months Ended May 31,
(in thousands)	2018	2017
Sales revenue, net	$-	$31,619
Cost of goods sold	-	9,236
Gross profit	-	22,383

Selling, general and administrative expense ("SG&A")	-	24,200
Asset impairment charges (1)	-	32,000
Operating loss	-	(33,817)

Gain (loss) on sale before income tax (2)	(484)	-
Interest expense	-	(114)
Loss before income tax	(484)	(33,931)

Income tax benefit	103	12,491
Loss from discontinued operations	$(381)	$(21,440)

(1)

Includes pre-tax goodwill impairment charges of $26.0 million and indefinite-lived trademark impairment charges of $6.0 million during the first quarter of fiscal 2018.  Total after tax asset impairment charges were $19.6 million for the first quarter of fiscal 2018.

(2)	Includes adjustments recorded in the first quarter of fiscal 2019 to the initial estimated gain on sale before income tax recorded in the fourth quarter of fiscal 2018.

Note 5 – Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

	Estimated
	Useful Lives			May 31,	February 28,
(in thousands)	(Years)			2018	2018
Land		-		$12,800	$12,800
Building and improvements	3	-	40	107,176	106,870
Computer, furniture and other equipment	3	-	15	80,581	79,657
Tools, molds and other production equipment	1	-	10	33,761	33,466
Construction in progress		-		8,272	5,912
Property and equipment, gross				242,590	238,705
Less accumulated depreciation				(118,971)	(115,202)
Property and equipment, net				$123,619	$123,503

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	May 31,	February 28,
(in thousands)	2018	2018
Accrued compensation, benefits and payroll taxes	$18,490	$37,666
Accrued sales discounts and allowances	27,860	28,311
Accrued sales returns	23,169	24,842
Accrued advertising	28,077	25,324
Accrued legal fees and settlements	996	17,243
Other	32,582	34,875
Total accrued expenses and other current liabilities	$131,174	$168,261

OTHER LIABILITIES, NONCURRENT

	May 31,	February 28,
(in thousands)	2018	2018
Deferred compensation liability	$5,650	$6,736
Liability for uncertain tax positions	3,008	3,349
Other liabilities	5,956	4,606
Total other liabilities, noncurrent	$14,614	$14,691

Note 6 – Goodwill and Intangible Assets

Impairment Testing during the first quarter of Fiscal 2018 – During the first quarter of fiscal 2018, we performed interim impairment testing for a certain brand in our Beauty segment due to a revised financial projection. As a result of our testing, we recorded a non-cash asset impairment charge of $4.0 million ($3.6 million after tax).

The following table summarizes the carrying amounts and accumulated amortization for all intangible assets by segment as of the end of the periods presented:

	May 31, 2018				February 28, 2018
	Gross	Cumulative			Gross	Cumulative
	Carrying	Goodwill	Accumulated	Net Book	Carrying	Goodwill	Accumulated	Net Book
(in thousands)	Amount	Impairments	Amortization	Value	Amount	Impairments	Amortization	Value
Housewares:
Goodwill	$282,056	$-	$-	$282,056	$282,056	$-	$-	$282,056
Trademarks - indefinite	134,200	-	-	134,200	134,200	-	-	134,200
Other intangibles - finite	40,932	-	(18,007)	22,925	40,828	-	(17,530)	23,298
Subtotal	457,188	-	(18,007)	439,181	457,084	-	(17,530)	439,554

Health & Home:
Goodwill	284,913	-	-	284,913	284,913	-	-	284,913
Trademarks - indefinite	54,000	-	-	54,000	54,000	-	-	54,000
Licenses - finite	15,300	-	(15,300)	-	15,300	-	(15,300)	-
Licenses - indefinite	7,400	-	-	7,400	7,400	-	-	7,400
Other intangibles - finite	117,602	-	(79,832)	37,770	117,586	-	(77,128)	40,458
Subtotal	479,215	-	(95,132)	384,083	479,199	-	(92,428)	386,771

Beauty:
Goodwill	81,841	(46,490)	-	35,351	81,841	(46,490)	-	35,351
Trademarks - indefinite	30,407	-	-	30,407	30,407	-	-	30,407
Trademarks - finite	150	-	(98)	52	150	-	(97)	53
Licenses - indefinite	10,300	-	-	10,300	10,300	-	-	10,300
Licenses - finite	13,696	-	(12,245)	1,451	13,696	-	(12,166)	1,530
Other intangibles - finite	46,402	-	(45,992)	410	46,402	-	(45,133)	1,269
Subtotal	182,796	(46,490)	(58,335)	77,971	182,796	(46,490)	(57,396)	78,910
Total	$1,119,199	$(46,490)	$(171,474)	$901,235	$1,119,079	$(46,490)	$(167,354)	$905,235

The following table summarizes the amortization expense attributable to intangible assets recorded in SG&A in the condensed consolidated statements of income for the periods shown below, as well as our estimated amortization expense for fiscal 2019 through 2024.

Aggregate Amortization Expense (in thousands)
For the three months ended
May 31, 2018	$4,120
May 31, 2017	4,847

Estimated Amortization Expense (in thousands)
Fiscal 2019	$14,039
Fiscal 2020	12,428
Fiscal 2021	10,383
Fiscal 2022	4,078
Fiscal 2023	4,050
Fiscal 2024	3,678

Note 7 – Share-Based Compensation Plans

We have equity awards outstanding under several share-based compensation plans.  During the three months ended May 31, 2018, we had the following share-based compensation activity:

•	We issued 1,379 shares to non-employee Board members with a total grant date fair value of $0.1 million and a share price of $89.10.

•

We granted time-vested restricted stock units (“RSUs”) and performance-based stock units (“PSUs”) that may be settled for 70,141 and 76,064 shares of common stock with average fair values at the grant dates of $86.23 and $86.24 per unit, respectively.

•

Employee RSUs for 36,411 shares vested and settled with a total fair value at settlement of $3.2 million and an average share price of $89.09.  Employee PSUs for 99,038 shares vested and settled with a total grant date fair value of $9.0 million, and an average share price of $90.80.

•	Employees exercised stock options to purchase 43,767 shares of common stock.

We recorded the following share-based compensation expense in SG&A for the periods shown below:

	Three Months Ended May 31,
(in thousands, except per share data)	2018	2017
Stock options	$308	$539
Directors stock compensation	175	200
Performance based and other stock awards	5,571	2,459
Employee stock purchase plan	322
Share-based compensation expense	6,376	3,198
Less income tax benefits	(270)	(490)
Share-based compensation expense, net of income tax benefits	$6,106	$2,708

Impact of share-based compensation on earnings per share from continuing operations:
Basic	$0.23	$0.10
Diluted	$0.23	$0.10

Note 8 – Repurchase of Helen of Troy Common Stock

On May 10, 2017, our Board of Directors authorized the repurchase of up to $400 million of our outstanding common stock. The authorization is effective for a period of three years and replaced our existing repurchase authorization, of which approximately $82 million remained. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities.  As of May 31, 2018, our repurchase authorization allowed for the purchase of $286.5 million of common stock.

Our current equity-based compensation plans include provisions that allow for the “net exercise” of share-settled awards by all plan participants.  In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the equity holder can be paid for by having the equity holder tender back to the Company a number of shares at fair value equal to the amounts due.  Net exercises are treated as purchases and retirements of shares.

The following table summarizes our share repurchase activity for the periods shown:

	Three Months Ended May 31,
(in thousands, except share and per share data)	2018	2017
Common stock repurchased on the open market:
Number of shares	407,025	-
Aggregate value of shares	$37,067	$-
Average price per share	$91.07	$-

Common stock received in connection with share-based compensation:
Number of shares	49,595	70,707
Aggregate value of shares	$4,481	$6,788
Average price per share	$90.36	$95.99

Note 9 – Restructuring Plan

In October 2017, we announced that we had approved a restructuring plan (referred to as “Project Refuel”) intended to enhance the performance of primarily the Beauty and former Nutritional Supplements segments. Project Refuel includes a reduction-in-force and the elimination of certain contracts and operating expenses.  During the first quarter of fiscal 2019, we expanded Project Refuel to include the realignment and streamlining of our supply chain structure.  We are targeting total annualized profit improvements of approximately $8.0 to $10.0 million over the duration of the plan.  We estimate the plan will be completed by the first quarter of fiscal 2020, and now expect to incur total restructuring charges in the range of approximately $4.0 to $5.5 million during the period of the plan. Restructuring provisions are determined based on estimates prepared at the time the restructuring actions are approved by management, are revised periodically and restructuring amounts are recognized as incurred.

During the first quarter of fiscal 2019, we made cash restructuring payments of $1.1 million and had a remaining liability of $1.3 million as of May 31, 2018.

We incurred $1.7 million of pre-tax restructuring charges during the first quarter of fiscal 2019, related primarily to employee severance and termination benefits, mostly for shared service supply chain initiatives.  Program to date, we have incurred $3.5 million of pre-tax restructuring costs related to employee severance and termination benefits and contract termination costs.

Note 10 – Commitments and Contingencies

Thermometer Patent Litigation –  In January 2016, a jury ruled against us in a case that involved claims by Exergen Corporation.  The case involved the alleged patent infringement related to two forehead thermometer models sold by our subsidiary, Kaz USA, Inc., in the United States.  As a result of the jury verdict, we recorded a charge in fiscal 2016 including legal fees and other related expenses, of $17.8 million (before and after tax).  In June 2016, certain post-trial motions were concluded with Exergen Corporation being awarded an additional $1.5 million of pre-judgment compensation. We accrued this additional amount in May 2016.  In July 2016, we appealed the judgment to the United States Court of Appeals for the Federal Circuit.  In March 2018, the Federal Circuit issued a decision, which reversed the district court’s verdict of infringement of one of the two patents at issue and remanded the damage award for a determination by the district court of the impact the reversal of infringement has on the damage award.  Following the remand, we entered into a settlement agreement, filed a Stipulation of Dismissal with Prejudice and made a settlement payment of $15.0 million on May 31, 2018.

Other Matters – We are involved in various other legal claims and proceedings in the normal course of operations.  We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.  Notes 5, 11, 12 and 13 to these condensed consolidated financial statements provide additional information regarding certain of our significant commitments and contingencies.

Note 11 – Long-Term Debt

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provided for an unsecured total revolving commitment of $1 billion as of May 31, 2018. The commitment under the Credit Agreement terminates on December 7, 2021. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement.  With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time.  We also incur loan commitment fees and letter of credit fees under the Credit

Agreement.  Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis.  As of May 31, 2018, the outstanding revolving loan principal balance was $281.3 million (excluding prepaid financing fees) and the face amount of outstanding letters of credit was $7.1 million. For the three-months ended May 31, 2018, borrowings under the Credit Agreement incurred interest charges at rates ranging from 2.8% to 5.0%.  For the three-months ended May 31, 2017, borrowings under the Credit Agreement incurred interest charges at rates ranging from 2.3% to 4.5%. As of May 31, 2018, the amount available for borrowings under the Credit Agreement was $711.6 million. Covenants in our debt agreements limit the amount of total indebtedness we can incur.  As of May 31, 2018, these covenants effectively limited our ability to incur more than $547.2 million of additional debt from all sources, including our Credit Agreement, or $731.1 million in the event a qualified acquisition is consummated.

The following table summarizes our long-term debt as of the end of the periods shown:

LONG-TERM DEBT

	Original
	Date	Interest		May 31,	February 28,
(dollars in thousands)	Borrowed	Rates	Matures	2018	2018
Mississippi Business Finance Corporation Loan (the "MBFC Loan") (1)	03/13	Floating	03/23	$22,323	$24,219
Credit Agreement (2)	01/15	Floating	12/21	277,800	265,650
Total long-term debt				300,123	289,869
Less current maturities of long-term debt				(1,884)	(1,884)
Long-term debt, excluding current maturities				$298,239	$287,985

_____________________

(1)

The MBFC Loan is unsecured with an original balance of $37.6 million and interest set and payable quarterly at a Base Rate, plus a margin of up to 1.0%, or applicable LIBOR plus a margin of up to 2.0%, as determined by the interest rate elected and the Leverage Ratio. The loan is subject to holder’s call on or after March 1, 2018.  The loan can be prepaid without penalty.  The remaining principal balance is payable as follows: $1.9 million annually on March 1, 2019 through 2022; and $14.8 million on March 1, 2023.  Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

(2)

Floating interest rates are hedged with an interest rate swap to effectively fix interest rates on $100 million of the outstanding principal balance under the Credit Agreement.  Notes 12 and 13 to these condensed consolidated financial statements provide additional information regarding the interest rate swap.

At May 31, 2018 and February 28, 2018, our long-term debt has floating interest rates, and its book value approximates its fair value.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries.  Our debt agreements require the maintenance of certain financial covenants, including maximum leverage ratios, minimum interest coverage ratios and minimum consolidated net worth levels (as each of these terms is defined in the various agreements).  Our debt agreements also contain other customary covenants.  We were in compliance with the terms of these agreements as of May 31, 2018.

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

The following tables present the fair value of our financial assets and liabilities measured on a recurring basis as of the end of the periods shown:

Fair Values at
May 31, 2018
(in thousands)	(Level 2) (1)
Assets:
Money market accounts	$1,795
Interest rate swap	2,420
Foreign currency contracts	2,709
Total assets	$6,924

Liabilities:
Floating rate debt	$300,123
Foreign currency contracts	361
Total liabilities	$300,484

Fair Values at
February 28, 2018
(in thousands)	(Level 2) (1)
Assets:
Money market accounts	$1,107
Interest rate swap	2,481
Foreign currency contracts	642
Total assets	$4,230

Liabilities:
Floating rate debt	$289,869
Foreign currency contracts	2,606
Total liabilities	$292,475

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

We use derivatives for hedging purposes and our derivatives are primarily interest rate swaps, foreign currency contracts and cross-currency debt swaps.  See Notes 11 and 13 to these condensed consolidated financial statements for more information on our hedging activities.

We classify our floating rate debt as a Level 2 item because the estimation of the fair market value requires the use of a discount rate based upon current market rates of interest for obligations with comparable remaining terms.  Such comparable rates are considered significant other observable market inputs.  The book value of the floating rate debt approximates its fair value as of the reporting date.

Our other non-financial assets include goodwill and other intangible assets, which we classify as Level 3 items.  These assets are measured at fair value on a non-recurring basis as part of our impairment testing.  Note 6 to these condensed consolidated financial statements contains additional information regarding impairment testing and related intangible asset impairments.

Note 13 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar.  By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses.  As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  During the three-months ended May 31, 2018 and 2017, approximately 14% and 13% of our net sales revenue was in foreign currencies, respectively. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos and  Canadian Dollars.

In our condensed consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.  For the three-months ended May 31, 2018 and 2017, we recorded net foreign exchange gains (losses), including the impact of foreign currency hedges and cross-currency debt swaps of ($1.6) million and $0.6 million in SG&A, respectively.  We recorded gains of $0.3 million and $0.1 million in income tax expense for the three months ended May 31, 2018 and 2017, respectively.  We hedge against certain foreign currency exchange rate risk by using a series of forward contracts designated as cash flow hedges and mark-to-market derivatives to manage the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar.  We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.

Interest Rate Risk - Interest on our outstanding debt as of May 31, 2018 is based on floating interest rates.  If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with an interest rate swap to effectively fix interest rates on $100.0 million of the outstanding principal balance under the Credit Agreement, which totaled $281.3 million as of May 31, 2018 (excluding prepaid financing fees).

The following table summarizes the fair values of our derivative instruments as of the end of the periods shown:

	May 31, 2018
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
(in thousands)	Hedge	Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	07/2019	€29,500	$1,181	$128	$-	$-
Foreign currency contracts - sell Canadian Dollars	Cash flow	06/2019	$21,250	579	18	-	-
Foreign currency contracts - sell Pounds	Cash flow	07/2019	£17,500	591	102	-	-
Foreign currency contracts - sell Mexican Pesos	Cash flow	09/2018	$20,000	99	-	-	-
Interest rate swap	Cash flow	12/2021	$100,000	415	2,005	-	-
Subtotal				2,865	2,253	-	-

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swaps - Euro	(1)	4/2020	$5,280	-	11	-	-
Foreign currency contracts - cross-currency debt swaps - Pound	(1)	4/2020	$6,395	-	-	-	361
Subtotal				-	11	-	361

Total fair value	$2,865	$2,264	$-	$361

	February 28, 2018
				Prepaid		Accrued
				Expenses		Expenses
		Final		and Other		and Other	Other
	Hedge	Settlement	Notional	Current	Other	Current	Liabilities,
Derivatives designated as hedging instruments	Type	Date	Amount	Assets	Assets	Liabilities	Non-current
Foreign currency contracts - sell Euro	Cash flow	07/2019	€38,000	$-	$102	$1,320	$-
Foreign currency contracts - sell Canadian Dollars	Cash flow	06/2019	$27,750	378	101	-	-
Foreign currency contracts - sell Pounds	Cash flow	04/2019	£19,500	-	56	513	-
Foreign currency contracts - sell Mexican Pesos	Cash flow	05/2018	$20,000	5	-	-	-
Interest rate swap	Cash flow	12/2021	$100,000	539	1,942	-	-
Subtotal				922	2,201	1,833	-

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swap - Euro	(1)	4/2020	$5,280	-	-	-	208
Foreign currency contracts - cross-currency debt swaps - Pound	(1)	4/2020	$6,395	-	-	-	565
Subtotal				-	-	-	773
Total fair value				$922	$2,201	$1,833	$773

_____________________

(1)

These are foreign currency contracts for which we have not elected hedge accounting.  We refer to them as “cross-currency debt swaps”. They, in effect, adjust the currency denomination of a portion of our outstanding debt to the Euro and British Pound, as applicable, for the notional amounts reported, creating an economic hedge against currency movements.

The following table summarizes the pre-tax effect of derivative instruments for the periods shown:

	Three Months Ended May 31,
	Gain (Loss)		Gain (Loss) Reclassified from
	Recognized in OCI		Accumulated Other Comprehensive			Gain (Loss) Recognized
	(effective portion)		Income (Loss) into Income			As Income
(in thousands)	2018	2017	Location	2018	2017	Location	2018	2017
Currency contracts - cash flow hedges	$4,576	$(2,245)	SG&A	$687	$302		$-	$-
Interest rate swaps - cash flow hedges	(61)	-	Interest expense	-	-	Interest expense	75	-
Cross-currency debt swaps - principal	-	-		-	-	SG&A	423	(549)
Cross-currency debt swaps - interest	-	-		-	-	Interest Expense	74	-
Total	$4,515	$(2,245)		$687	$302		$572	$(549)

We expect pre-tax net gains of $2.9 million associated with foreign currency contracts currently reported in accumulated other comprehensive income, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle.

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

Note 14 – Segment Information

The following tables present segment information included in continuing operations for the periods shown:

THREE MONTHS ENDED MAY 31

(in thousands)
2018	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$117,303	$163,431	$73,945	$354,679

Restructuring charges	760	358	607	1,725
Operating income	22,183	19,657	1,487	43,327
Capital and intangible asset expenditures	1,654	2,189	339	4,182
Depreciation and amortization	1,484	4,148	2,350	7,982

(in thousands)
2017	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$98,665	$148,289	$78,537	$325,491
Asset impairment charges	-	-	4,000	4,000
Operating income (loss)	17,936	14,244	(1,597)	30,583
Capital and intangible asset expenditures	2,491	1,113	478	4,082
Depreciation and amortization	1,427	4,138	2,776	8,341

We compute segment operating income based on net sales revenue, less cost of goods sold, SG&A, restructuring charges, and any asset impairment charges associated with the segment. The SG&A used to compute each segment’s operating income (loss) is directly associated with the segment, plus shared service and corporate overhead expenses that are allocable to the segment.  We have reallocated corporate overhead that was previously allocated to our former Nutritional Supplements segment.  We do not allocate nonoperating income and expense, including interest or income taxes, to operating segments.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law.  Among other changes, the Tax Act lowered the U.S. corporate income tax rate from 35% to 21% and established a modified territorial system requiring mandatory deemed repatriation tax on undistributed earnings of certain foreign subsidiaries.  The Tax Act also has an impact on certain executive compensation that is no longer deductible.

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items.  We considered the provisions of the Tax Act in calculating the estimated annual effective tax rate.

We continue to apply the guidance in Staff Accounting Bulletin No. 118 (“SAB 118”) and as of May 31, 2018, we have not completed the accounting for all the tax effects enacted under Tax Act. The Company made reasonable estimates of those effects during fiscal 2018 and in the first quarter of fiscal 2019.  We will continue to refine our estimates as additional guidance and information becomes available.

For the three months ended May 31, 2018, income tax expense as a percentage of income before income tax was 6.2%. Income tax benefit as a percentage of income before income tax was 1.1% for the same period last year. Income taxes for the three months ended May 31, 2018 includes a $0.3 million benefit from the recognition of excess tax benefits from share-based compensation settlements and exercises and a $0.8 million benefit from the lapse of the statute of limitations related to an uncertain tax position.  Income taxes for the three months ended May 31, 2017 included a $2.5 million benefit from the recognition of excess tax benefits from share-based compensation settlements and exercises and a $0.6 million benefit from the lapse of the statute of limitations related to an uncertain tax position.

During fiscal 2017, we received an assessment from a state tax authority which adjusted taxable income applicable to the particular state resulting from interpretations of certain state income tax provisions applicable to our legal structure.  We believe we have accurately reported our taxable income and are vigorously protesting the assessment through administrative processes with the state.  We believe it is unlikely that the outcome of these matters will have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Note 16 – Earnings per Share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period.  We compute diluted earnings per share using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities.  Dilutive securities at any given point in time may consist of outstanding options to purchase common stock and issued and contingently issuable unvested RSUs and PSUs.  See Note 7 to these condensed consolidated financial statements for more information regarding RSUs, PSUs and other performance based stock awards.  Options for common stock are excluded from the computation of diluted earnings per share if their effect is antidilutive.

The following table presents our weighted average basic and diluted shares for the periods shown:

	Three Months Ended May 31,
(in thousands)	2018	2017
Weighted average shares outstanding, basic	26,521	27,076
Incremental shares from share-based compensation arrangements	93	169
Weighted average shares outstanding, diluted	26,614	27,245

Dilutive securities, stock options	138	253
Dilutive securities, unvested or unsettled stock awards	-	79
Antidilutive securities	511	378

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis (“MD&A”) contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk” and “Information Regarding Forward-Looking Statements” in this report and “Risk Factors” in the Company’s most recent annual report on Form 10-K for the fiscal year ended February 28, 2018 (“Form 10-K”) and its other filings with the Securities and Exchange Commission (the “SEC”). This discussion should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1. of this report. When used in the MD&A, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. Throughout MD&A, we refer to our Leadership Brands, which are brands that have number-one and number-two positions in their respective categories and include OXO, Honeywell, Braun, PUR, Hydro Flask, Vicks, and Hot Tools.

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

OVERVIEW

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994.  We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of well-recognized and widely-trusted brands.  We have built leading market positions through new product innovation, product quality and competitive pricing.  We currently operate in three segments consisting of Housewares, Health & Home, and Beauty.  In fiscal 2015, we launched a transformational strategy to improve the performance of our business segments and strengthen our shared service capabilities.  We believe we continue to make progress on achieving our strategic objectives.

On December 20, 2017, we completed the divestiture of the Nutritional Supplements segment through the sale of Healthy Directions LLC and its subsidiaries to Direct Digital, LLC. Following the sale, we no longer consolidate our former Nutritional Supplements segment's operating results.  Unless otherwise indicated, all results presented are from continuing operations.

Significant Trends Impacting the Business

Foreign Currency Exchange Rate Fluctuations

Due to the nature of our operations, we have exposure to the impact of fluctuations in exchange rates from transactions that are denominated in a currency other than our reporting currency (the U.S. Dollar). The most significant currencies affecting our operating results are the British Pound, Euro, Canadian Dollar, and Mexican Peso.  For the three months ended May 31, 2018, changes in foreign currency exchange rates had a favorable impact on consolidated U.S. Dollar reported net sales revenue of approximately $3.5 million, or 1.1%.

Consumer Spending and Changes in Shopping Preferences

Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy, as approximately 74% and 77% of our net sales were from U.S. shipments for the three months ended May 31, 2018 and 2017, respectively.  Additionally, the shift in consumer shopping preferences to online or multichannel shopping experiences has shifted the concentration of our sales.  For the first quarter of fiscal 2019, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 16% of our total consolidated net sales revenue and grew approximately 30% compared to the same period last year.  With the continued growth in online sales across the retail landscape, many brick and mortar retailers are aggressively looking for ways to improve their customer delivery capabilities to be able to meet customer expectations.  As a result, it will become increasingly important for us to leverage our distribution capabilities in order to meet the changing demands of our customers, as well as to increase our online capabilities to support our direct-to-consumer sales channels and online channel sales by our retail customers.

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

First Quarter Fiscal 2019 Financial Results

•	Consolidated net sales revenue increased 9.0%, or $29.2 million, to $354.7 million for the three months ended May 31, 2018, compared to $325.5 million for the same period last year.

•

Consolidated operating income was $43.3 million for the three months ended May 31, 2018, compared to $30.6 million in the same period last year. Consolidated operating income for the three months ended May 31, 2018, includes pre-tax restructuring charges of $1.7 million.  Consolidated operating income for the three months ended May 31, 2017 included a pre-tax non-cash asset impairment charge of $4.0 million.

•

Consolidated adjusted operating income increased 30.4%, or $12.9 million, to $55.5 million for the three months ended May 31, 2018, compared to $42.6 million in the same period last year. Consolidated adjusted operating margin increased 2.5 percentage points to 15.6% of consolidated net sales revenue for the three months ended May 31, 2018, compared to 13.1% in the same period last year.

•

Income from continuing operations was $38.2 million for the three months ended May 31, 2018, compared to $27.3 million for the same period last year. Diluted earnings per share (“EPS”) from continuing operations was $1.43 for the three months ended May 31, 2018, compared to $1.00 in the same period last year.

•

Adjusted income from continuing operations increased 30.1% to $49.8 million for the three months ended May 31, 2018, compared to $38.3 million in the same period last year. Adjusted diluted EPS from continuing operations increased 32.6% to $1.87 for the three months ended May 31, 2018, compared to $1.41 in the same period last year.

•

Loss from discontinued operations, net of tax, was ($0.4) million for the first three months ended May 31, 2018, compared to ($21.4) million in the same period last year.  Diluted loss per share from discontinued operations was ($0.01) for the three months ended May 31, 2018 compared to ($0.79) for the three months ended May 31, 2017.

•

Net income was $37.8 million for the three months ended May 31, 2018 compared to $5.9 million for the three months ended May 31, 2017.  Diluted EPS was $1.42 for the three months ended May 31, 2018 compared to $0.22 for the three months ended May 31, 2017.

Adjusted operating income, adjusted operating margin, adjusted income from continuing operations, and adjusted diluted EPS from continuing operations, as discussed above and on the pages that follow, are non‐GAAP financial measures as contemplated by SEC Regulation G, Rule 100.  These measures are discussed further and reconciled to their applicable GAAP based measures contained in this MD&A on pages 25, 28 and 29.

RESULTS OF OPERATIONS

The following table provides selected operating data, in U.S. Dollars, as a percentage of net sales revenue, and as a year-over-year percentage change.

	Three Months Ended May 31,				% of Sales Revenue, net
(In thousands)	2018	2017	$ Change	% Change	2018	2017
Sales revenue by segment, net
Housewares	$117,303	$98,665	$18,638	18.9%	33.1%	30.3%
Health & Home	163,431	148,289	15,142	10.2%	46.1%	45.6%
Beauty	73,945	78,537	(4,592)	(5.8)%	20.8%	24.1%
Total sales revenue, net	354,679	325,491	29,188	9.0%	100.0%	100.0%
Cost of goods sold	208,121	193,921	14,200	7.3%	58.7%	59.6%
Gross profit	146,558	131,570	14,988	11.4%	41.3%	40.4%
Selling, general and administrative expense ("SGA")	101,506	96,987	4,519	4.7%	28.6%	29.8%
Asset impairment charges	-	4,000	(4,000)	*	-%	1.2%
Restructuring charges	1,725	-	1,725	*	0.5%	-%
Operating income	43,327	30,583	12,744	41.7%	12.2%	9.4%
Nonoperating income, net	75	166	(91)	(54.8)%	-%	0.1%
Interest expense	(2,687)	(3,725)	1,038	(27.9)%	(0.8)%	(1.1)%
Income before income tax	40,715	27,024	13,691	50.7%	11.5%	8.3%
Income tax expense (benefit)	2,542	(284)	2,826	*	0.7%	(0.1)%
Income from continuing operations	38,173	27,308	10,865	39.8%	10.8%	8.4%
Loss from discontinued operations (1)	(381)	(21,440)	21,059	(98.2)%	(0.1)%	(6.6)%
Net income	$37,792	$5,868	$31,924	544.0%	10.7%	1.8%

(1)

During fiscal 2018, we divested our Nutritional Supplements segment, which is reported as discontinued operations for all periods presented. For more information see Note 4 to the accompanying condensed consolidated financial statements.

*      Calculation is not meaningful

Comparison of First Quarter Fiscal 2019 to First Quarter Fiscal 2018

Consolidated and Segment Net Sales

The following table summarizes the impact that core business, foreign exchange and acquisitions, as applicable, had on our net sales revenue by segment:

(in thousands)	Housewares	Health & Home	Beauty	Total
First quarter of fiscal 2018 sales revenue, net	$98,665	$148,289	$78,537	$325,491
Core business growth (decline)	18,246	12,383	(4,898)	25,731
Impact of foreign currency	392	2,759	306	3,457
Change in sales revenue, net	18,638	15,142	(4,592)	29,188
First quarter of fiscal 2019 sales revenue, net	$117,303	$163,431	$73,945	$354,679

Total net sales revenue growth	18.9%	10.2%	(5.8)%	9.0%
Core business	18.5%	8.4%	(6.2)%	7.9%
Impact of foreign currency	0.4%	1.9%	0.4%	1.1%

In the above table, core business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand is acquired, excluding the impact that foreign currency had on reported net sales. Net sales revenue from internally developed brands or product lines is considered core business activity.

Consolidated Net Sales Revenue

Consolidated net sales revenue increased $29.2 million, or 9.0%, to $354.7 million for the three months ended May 31, 2018, compared to $325.5 million for the same period last year.  The increase was primarily driven by:

•

a core business increase of $25.7 million, or 7.9%, primarily due to growth in international sales, new product introductions, an increase in domestic brick and mortar sales and strong growth in online sales; and

•	the favorable impact from foreign currency fluctuations of approximately $3.5 million, or 1.1%.

These factors were partially offset by lower brick and mortar sales in our Beauty segment.

Segment Net Sales Revenue

Housewares

Net sales revenue in the Housewares segment increased $18.6 million, or 18.9%, to $117.3 million for the three months ended May 31, 2018, compared to $98.7 million for the same period last year. Growth was primarily driven by a core business increase of $18.2 million, or 18.5%, due to incremental distribution with existing domestic customers, an increase in online sales, new product introductions for both the Hydro Flask and OXO brands, an increase in sales into the club channel, and international growth. Segment net sales also benefitted from the favorable impact of net foreign currency fluctuations of approximately $0.4 million, or 0.4%. These factors were partially offset by lower store traffic and soft consumer spending at certain traditional brick and mortar retailers.

Health & Home

Net sales revenue in the Health & Home segment increased $15.1 million, or 10.2%, to $163.4 million for the three months ended May 31, 2018, compared to $148.3 million for the same period last year. Growth was primarily driven by a core business increase of $12.4 million, or 8.4%, primarily due to expanded international distribution and higher online sales.  Segment net sales also benefitted from the favorable impact of net foreign currency fluctuations of approximately $2.8 million, or 1.9%. These factors were partially offset by the unfavorable comparative impact from the retail fill-in of a new product introduction in the same period last year.

Beauty

Net sales revenue in the Beauty segment decreased 5.8% to $73.9 million for the three months ended May 31, 2018, compared to $78.5 million for the same period last year. The change was primarily driven by a core business decline of $4.9 million, or 6.2%, reflecting a decline in brick and mortar sales, which more than offset growth in the online channel.  Segment net sales were also impacted by the unfavorable comparison from the retail fill-in of new product introductions in the same period last year and the rationalization of certain brands and products.  Segment net sales were favorably impacted by net foreign currency fluctuations of approximately $0.3 million, or 0.4%.

Consolidated Gross Profit Margin

Consolidated gross profit for the three months ended May 31, 2018 increased 0.9 percentage points to 41.3%, compared to 40.4% for the same period last year. The increase in consolidated gross profit margin is primarily due to favorable product mix, growth in our Leadership Brands and the favorable impact of net foreign currency fluctuations. These factors were partially offset by unfavorable channel mix and an increase in promotional programs.

Consolidated SG&A

Consolidated SG&A ratio decreased 1.2 percentage points to 28.6% for the three months ended May 31, 2018, compared to 29.8% for the same period last year. The decrease in consolidated SG&A ratio is primarily due to:

•	improved distribution and logistics efficiency;
•	lower legal expense;
•	lower amortization expense;
•	lower media advertising expense; and
•	the impact that higher overall net sales had on operating leverage.

These factors were partially offset by:

•	higher personnel and share-based compensation expense; and
•	the unfavorable comparative impact of foreign currency exchange and forward contract settlements.

Asset Impairment Charges

First Quarter of Fiscal 2019

We perform annual impairment testing each fiscal year during the fourth quarter and interim impairment testing, if necessary.  We did not record any impairment charges during the first quarter of fiscal 2019.

First Quarter of Fiscal 2018

During the first quarter of fiscal 2018, we performed interim impairment testing for a certain brand in our Beauty segment, due to a revised financial projection. As a result of our testing, we recorded a non-cash asset impairment charge of $4.0 million ($3.6 million after tax).

Operating income (loss), operating margin, adjusted operating income (non-GAAP), and adjusted operating margin (non-GAAP) by segment

In order to provide a better understanding of the comparative impact of certain items on operating income, the tables that follow report the comparative before tax impact of non‐cash asset impairment charges, restructuring charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods covered below.  Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100.  These measures are discussed further in this MD&A on page 29.

	Three Months Ended May 31, 2018
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$22,183	18.9%	$19,657	12.0%	$1,487	2.0%	$43,327	12.2%
Restructuring charges	760	0.6%	358	0.2%	607	0.8%	1,725	0.5%
Subtotal	22,943	19.6%	20,015	12.2%	2,094	2.8%	45,052	12.7%
Amortization of intangible assets	474	0.4%	2,704	1.7%	943	1.3%	4,121	1.2%
Non-cash share-based compensation	1,986	1.7%	2,326	1.4%	2,012	2.7%	6,324	1.8%
Adjusted operating income (non-GAAP)	$25,403	21.7%	$25,045	15.3%	$5,049	6.8%	$55,497	15.6%

	Three Months Ended May 31, 2017
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income (loss), as reported (GAAP)	$17,936	18.2%	$14,244	9.6%	$(1,597)	(2.0)%	$30,583	9.4%
Asset impairment charges	-	-%	-	-%	4,000	5.1%	4,000	1.2%
Subtotal	17,936	18.2%	14,244	9.6%	2,403	3.1%	34,583	10.6%
Amortization of intangible assets	644	0.7%	2,786	1.9%	1,418	1.8%	4,848	1.5%
Non-cash share-based compensation	971	1.0%	1,128	0.8%	1,039	1.3%	3,138	1.0%
Adjusted operating income (non-GAAP)	$19,551	19.8%	$18,158	12.2%	$4,860	6.2%	$42,569	13.1%

Consolidated

Consolidated operating income was $43.3 million, or 12.2% of net sales, compared to $30.6 million, or 9.4% of net sales, for the same period last year.  The three months ended May 31, 2018 includes pre-tax restructuring charges of $1.7 million related to Project Refuel, with no comparable charges in the same period last year.  Consolidated operating income for the three months ended May 31, 2017 included a pre-tax non-cash asset impairment charge of $4.0 million. The effect of these items favorably impacted the year-over-year comparison of operating margin by 0.7 percentage points.  The remaining improvement in consolidated operating margin primarily reflects:

•	a higher mix of Leadership Brand sales at a higher operating margin;

•	lower media advertising expense;

•	improved distribution and logistics efficiency; and

•	the impact that higher overall net sales had on operating leverage.

These factors were partially offset by higher personnel and share-based compensation expense, and the unfavorable comparative impact of foreign currency exchange and forward contract settlements.

Consolidated adjusted operating income increased 30.4% to $55.5 million, or 15.6% of net sales, compared to $42.6 million, or 13.1% of net sales, in the same period last year.

Housewares

The Housewares segment’s operating income was $22.2 million, or 18.9% of segment net sales, compared to $17.9 million, or 18.2% of segment net sales, for the same period last year. The 0.7 percentage point increase in segment operating margin is primarily due to:

•	a higher mix of Hydro Flask sales at a higher operating margin;

•	lower overall advertising expense;

•	improved distribution and logistics efficiency; and

•	the favorable impact of increased operating leverage from net sales growth.

These factors were partially offset by the unfavorable margin impact of sales into the club channel and the impact of restructuring charges of $0.8 million.

Segment adjusted operating income increased 29.9% to $25.4 million, or 21.7% of segment net sales, compared to $19.6 million, or 19.8% of segment net sales, in the same period last year.

Health & Home

The Health & Home segment’s operating income was $19.7 million, or 12.0% of segment net sales, compared to $14.2 million, or 9.6% of segment net sales in the same period last year. The 2.4 percentage point increase in segment operating margin is primarily due to:

•	a favorable margin mix;

•	improved distribution and logistics efficiency; and

•	increased operating leverage from net sales growth.

These factors were partially offset by:

•	higher personnel and share-based compensation expense;

•	the unfavorable comparative impact of foreign currency exchange and forward contract settlements;

•	restructuring charges of $0.4 million; and

•	higher product liability expense.

Segment adjusted operating income increased 37.9% to $25.0 million, or 15.3% of segment net sales, compared to $18.2 million, or 12.2% of segment net sales, in the same period last year.

Beauty

The Beauty segment’s operating income was $1.5 million, or 2.0% of segment net sales, compared to an operating loss of $(1.6) million, or (2.0)% of segment net sales, in the same period last year. The 4.0 percentage point increase in segment operating margin is primarily due to:

•	the favorable comparative impact of an asset impairment charge of $4.0 million during the same period last year;

•	improved distribution and logistics efficiency;

•	lower media advertising expense; and

•	cost savings from Project Refuel.

These factors were partially offset by:

•	pre-tax restructuring charges of $0.6 million; and

•	the unfavorable comparative impact of foreign currency exchange and forward contract settlements.

Segment adjusted operating income increased 3.9% to $5.0 million, or 6.8% of segment net sales, compared to $4.9 million, or 6.2% of segment net sales, in the same period last year.

Interest Expense

Interest expense was $2.7 million for the three months ended May 31, 2018, compared to $3.7 million in the same period last year. The decrease in interest expense was primarily due to lower average levels of debt, partially offset by higher average interest rates compared to last year.

Income Tax Expense

The year-over-year comparison of our effective tax rates is impacted by the mix of taxable income in our various tax jurisdictions. Due to our organization in Bermuda and the ownership structure of our foreign subsidiaries, many of which are not owned directly or indirectly by a U.S. parent company, an immaterial amount of our foreign income is subject to U.S. taxation on a permanent basis under current law.  Additionally, our intellectual property is largely owned by our foreign subsidiaries, resulting in proportionally higher earnings in jurisdictions with lower statutory tax rates, which decreases our overall effective tax rate. Our effective tax rate is also impacted by the Tax Cuts and Jobs Act (“the Tax Act”) enacted into law on December 22, 2017. Please see Note 15 of the accompanying condensed consolidated financial statements for a further discussion of the Tax Act.

For the three months ended May 31, 2018, income tax expense as a percentage of income before income tax was 6.2%, which includes tax benefits totaling $1.1 million from the lapse in the statute of limitations related to uncertain tax positions and share-based compensation settlements and exercises. Income tax benefit as a percentage of income before income tax was 1.1% for the same period last year, which includes tax benefits totaling $3.1 million from the lapse in the statute of limitations related to uncertain tax positions and share-based compensation settlements and exercises.

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

Income from continuing operations, diluted EPS from continuing operations, adjusted income from continuing operations (non-GAAP), and adjusted diluted EPS from continuing operations (non-GAAP)

In order to provide a better understanding of the impact of certain items on our income and EPS from continuing operations, the analysis that follows reports the comparative after tax impact of non‐cash asset impairment charges, restructuring charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on income from continuing operations, and basic and diluted EPS from continuing operations for the periods covered below.

	Three Months Ended May 31, 2018
	Income From Continuing Operations			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$40,715	$2,542	$38,173	$1.53	$0.10	$1.43
Restructuring charges	1,725	142	1,583	0.06	0.01	0.06
Subtotal	42,440	2,684	39,756	1.59	0.10	1.49
Amortization of intangible assets	4,121	135	3,986	0.15	0.01	0.15
Non-cash share-based compensation	6,324	269	6,055	0.24	0.01	0.23
Adjusted (non-GAAP)	$52,885	$3,088	$49,797	$1.99	$0.12	$1.87

Weighted average shares of common stock used in computing diluted EPS						26,614

	Three Months Ended May 31, 2017
	Income From Continuing Operations			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$27,024	$(284)	$27,308	$0.99	$(0.01)	$1.00
Asset impairment charges	4,000	418	3,582	0.15	0.02	0.13
Subtotal	31,024	134	30,890	1.14	0.01	1.13
Amortization of intangible assets	4,848	249	4,599	0.18	0.01	0.17
Non-cash share-based compensation	3,138	339	2,799	0.12	0.01	0.10
Adjusted (non-GAAP)	$39,010	$722	$38,288	$1.43	$0.03	$1.41

Weighted average shares of common stock used in computing diluted EPS						27,245

_________________

Our income from continuing operations was $38.2 million for the three months ended May 31, 2018 compared to $27.3 million for the same period last year.  Our diluted EPS from continuing operations was $1.43 for the three months ended May 31, 2018 compared to $1.00 for the same period last year.

Adjusted income from continuing operations increased $11.5 million, or 30.1%, to $49.8 million for the three months ended May 31, 2018 compared to $38.3 million the same period last year.  Adjusted diluted EPS from continuing operations increased 32.6% to $1.87 for the three months ended May 31, 2018 compared to $1.41 for the same period last year.  Adjusted diluted EPS increased primarily due to the impact of higher adjusted operating income in all three of our business segments, lower interest expense and lower weighted average diluted shares outstanding compared to the same period last year.

Explanation of Non-GAAP Financial Measures

The tables contained in this MD&A, under the headings “Operating income, operating margin, adjusted operating income (non-GAAP) and adjusted operating margin (non-GAAP) by segment” and “Income from continuing operations, diluted EPS from continuing operations, adjusted income from continuing operations (non-GAAP), and adjusted diluted EPS from continuing operations (non-GAAP),” respectively, report operating income, operating margin, income from continuing operations and diluted earnings per share from continuing operations without the impact of non-cash asset impairment charges, restructuring charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable.  These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100.  The preceding table reconciles these measures to their corresponding GAAP-based measures presented in our condensed consolidated statements of income.  We believe that adjusted operating income, adjusted operating margin, adjusted income from continuing operations and adjusted diluted EPS from continuing operations provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations.  We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges on net income and earnings per share.  We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors.  We further believe that including the excluded charges would not accurately reflect the underlying performance of our continuing operations for the period in which the charges are incurred, even though such charges may be incurred and reflected in our GAAP financial results in the near future.  The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities.  Our adjusted operating income, adjusted operating margin, adjusted income from continuing operations and adjusted diluted EPS from continuing operations are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies.  Accordingly, undue reliance should not be placed on non-GAAP information.

Financial Condition, Liquidity and Capital Resources

Selected measures of our liquidity and capital resources are shown for the periods below :

	Three Months Ended May 31,
	2018	2017
Accounts Receivable Turnover (Days)(1)	62.6	60.4
Inventory Turnover (Times)(1)	3.1	2.8
Working Capital (in thousands)	$285,105	$261,322
Current Ratio	2.1:1	1.9:1
Ending Debt to Ending Equity Ratio	29.3%	44.3%
Return on Average Equity(1)	13.7%	19.6%

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

We rely principally on cash flow from operations and borrowings under our credit facility to finance our operations, acquisitions, and capital expenditures.  We believe our cash flows from operations and availability under our credit facility are sufficient to meet our working capital and capital expenditure needs.

Operating Activities

Operating activities from continuing operations provided net cash of $28.9 million for the three months ended May 31, 2018 compared to $39.8 million last year.  The decrease was primarily driven by a dispute settlement payment of $15 million and the timing of accounts payable fluctuations, partially offset by a reduction in inventory.

Accounts receivable decreased $19.9 million to $255.7 million as of May 31, 2018, compared to $275.6 million at the end of fiscal 2018.  Accounts receivable turnover was 62.6 days and 60.4 days at May 31, 2018 and 2017, respectively.

Inventory decreased $4.8 million to $256.3 million as of May 31, 2018, compared to $251.5 million at the end of fiscal 2018.  Inventory turnover was 3.1 times at May 31, 2018, compared to 2.8 times at May 31, 2017.

Investing Activities

Investing activities from continuing operations used $4.2 million of cash for the three months ended May 31, 2018, compared to $4.1 million in the same period last year.  We spent $2.0 million on computers, furniture and other equipment and $2.1 million on tools, molds and other capital improvements for the three months ended May 31, 2018.

Financing Activities

Financing activities from continuing operations used $28.2 million of cash during the three months ended May 31, 2018, compared to $35.3 million in the same period last year.  Highlights of those activities follow:

•	we had draws of $161.2 million against our credit agreement;
•	we repaid $149.3 million drawn against our credit agreement;
•	we repaid $1.9 million of our long-term debt;

•	we received $3.4 million of cash from employees exercising stock options and participating in our employee stock purchase plan;
•	we paid $4.5 million in tax obligations resulting from cashless share award settlements; and
•	we repurchased $37.1 million of our common stock in the open market.

Credit and Other Debt Agreements

Credit Agreement

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1 billion as of May 31, 2018. The commitment under the Credit Agreement terminates on December 7, 2021. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. As of May 31, 2018, the outstanding revolving loan principal balance was $281.3 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $7.1 million. As of May 31, 2018, the amount available for borrowings under the Credit Agreement was $711.6 million. Covenants in our debt agreements limit the amount of total indebtedness we can incur.  As of May 31, 2018, these covenants effectively limited our ability to incur more than $547.2 million of additional debt from all sources, including our Credit Agreement, or $731.1 million in the event a qualified acquisition is consummated.

Other Debt Agreements

We also have an aggregate principal balance of $22.4 million (excluding prepaid financing fees) under a loan agreement with the Mississippi Business Finance Corporation (the “MBFC Loan”) as of May 31, 2018. The borrowings were used to fund construction of our Olive Branch, Mississippi distribution facility. The remaining loan balance is payable as follows: $1.9 million annually on March 1, 2019 through 2022; and $14.8 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and several subsidiaries. Our debt agreements require the maintenance of certain key financial covenants, defined in the table below. Our debt agreements also contain other customary covenants, including, among other things, covenants restricting or limiting us, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on its properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) repurchasing shares of our common stock and paying dividends. Our debt agreements also contain customary events of default, including failure to pay principal or interest when due, among others. Our debt agreements are cross-defaulted to each other. Upon an event of default under our debt agreements, the holders or lenders may, among other things, accelerate the maturity of any amounts outstanding under our debt agreements. The commitments of the lenders to make loans to us under the Credit Agreement are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the Credit Agreement.

The table below provides the formulas currently in effect for certain key financial covenants as defined under our debt agreements:

Applicable Financial Covenant	Credit Agreement and MBFC Loan

Minimum Consolidated Net Worth	None

EBIT (1)
÷
Interest Coverage Ratio	Interest Expense (1)

Minimum Required: 3.00 to 1.00

Total Current and Long Term Debt (2)
÷
Maximum Leverage Ratio	[EBITDA (1) + Pro Forma Effect of Acquisitions]

Maximum Currently Allowed: 3.50 to 1.00 (3)

Key Definitions:

EBIT:	Earnings Before Non-Cash Charges, Interest Expense and Taxes

EBITDA:	EBIT + Depreciation and Amortization Expense + Share Based Compensation

Pro Forma Effect of Acquisitions:	For any acquisition, pre-acquisition EBITDA of the acquired business is included so that the EBITDA of the acquired business included in the computation equals its twelve month trailing total.

Notes:

(1) Computed using totals for the latest reported four consecutive fiscal quarters.

(2) Computed using the ending balances as of the latest reported fiscal quarter.

(3) In the event a qualified acquisition is consummated, the maximum leverage ratio is 4.25 to 1.00.

Contractual Obligations

Our contractual obligations and commercial commitments in effect as of May 31, 2018, were :

		2019	2020	2021	2022	2023	After
(in thousands)	Total	1 year	2 years	3 years	4 years	5 years	5 years
Floating rate debt	$303,707	$1,900	$1,900	$1,900	$283,200	$14,807	$-
Long-term incentive plan payouts	11,840	5,412	4,786	1,642	-	-	-
Interest on floating rate debt (1)	31,681	8,913	8,857	8,800	4,783	328	-
Open purchase orders	262,137	262,137	-	-	-	-	-
Long-term purchase commitments	862	862	-	-	-	-	-
Minimum royalty payments	48,113	12,629	13,004	9,713	9,055	3,712	-
Advertising and promotional	40,797	16,002	6,298	6,439	6,527	5,531	-
Operating leases	67,754	5,849	4,688	5,304	5,664	5,018	41,231
Capital spending commitments	4,062	4,062	-	-	-	-	-
Total contractual obligations (2)	$770,953	$317,766	$39,533	$33,798	$309,229	$29,396	$41,231

_____________________

(1)

We estimate our future obligations for interest on our floating rate debt by assuming the weighted average interest rates in effect on each floating rate debt obligation at May 31, 2018 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, for the Credit Agreement, we assume that the balance outstanding as of May 31, 2018 remains the same for the remaining term of the agreement. The actual balance outstanding under our Credit Agreement may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations.

(2)

In addition to the contractual obligations and commercial commitments in the table above, as of May 31, 2018, we have recorded total provisions for our uncertain tax positions totaling $3.6 million.  We are unable to reliably estimate the timing of most of the future payments, if any, related to uncertain tax positions. Therefore, we have excluded these tax liabilities from the table above.

Off-Balance Sheet Arrangements

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs

We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we continue to evaluate acquisition opportunities on a regular basis.  We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.  We may also elect to repurchase additional shares of common stock up to the balance of our current authorization through May 2020, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities.  As of May 31, 2018, the amount of cash and cash equivalents held by our foreign subsidiaries was $15.6 million, of which, an immaterial amount was held in foreign countries where the funds may not be readily convertible into other currencies.

New Accounting Guidance

For information on recently adopted and issued accounting pronouncements, see Note 2 to the accompanying condensed consolidated financial statements.

Information Regarding Forward-Looking Statements

Certain written and oral statements in this Form 10-Q may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the Securities and Exchange Commission (the "SEC"), in press releases, and in certain other oral and written presentations. Generally, the words "anticipates", "believes", "expects", "plans", "may", "will", "should", "seeks", "estimates", "project", "predict", "potential", "continue", "intends", and other similar words identify forward-looking statements. All statements that address operating results, events or developments that may occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon our current expectations and various assumptions.  We believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct.  Forward-looking statements are subject to risks that could cause them to differ materially from actual results.  Accordingly, we caution readers not to place undue reliance on forward-looking statements.  We believe that these risks include but are not limited to the risks described in this report and that are otherwise described from time to time in our SEC reports as filed. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

Such risks are not limited to, but may include:

•	our ability to deliver products to our customers in a timely manner and according to their fulfillment standards;
•	the costs of complying with the business demands and requirements of large sophisticated customers;
•	our relationships with key customers and licensors;
•	our dependence on the strength of retail economies and vulnerabilities to any prolonged economic downturn;
•	our dependence on sales to several large customers and the risks associated with any loss or substantial decline in sales to top customers;
•	expectations regarding any proposed restructurings;
•

expectations regarding recent and future acquisitions or divestitures, including our ability to realize anticipated cost savings, synergies and other benefits along with our ability to effectively integrate acquired businesses or separate divested businesses;

•	circumstances which may contribute to future impairment of goodwill, intangible or other long-lived assets;
•	the retention and recruitment of key personnel;
•	foreign currency exchange rate fluctuations;
•	disruptions in U.S., U.K., Eurozone, and other international credit markets;
•	risks associated with weather conditions, the duration and severity of the cold and flu season and other related factors;
•

our dependence on foreign sources of supply and foreign manufacturing, and associated operational risks including, but not limited to, long lead times, consistent local labor availability and capacity, and timely availability of sufficient shipping carrier capacity;

•	the impact of changing costs of raw materials, labor and energy on cost of goods sold and certain operating expenses;
•	the geographic concentration and peak season capacity of certain U.S. distribution facilities increases our exposure to significant shipping disruptions and added shipping and storage costs;
•	our projections of product demand, sales and net income are highly subjective in nature and future sales and net income could vary in a material amount from such projections;
•	the risks associated with the use of trademarks licensed from and to third parties;
•	our ability to develop and introduce a continuing stream of new products to meet changing consumer preferences;

•	trade barriers, exchange controls, expropriations, and other risks associated with U.S. and foreign operations;
•	the risks to our liquidity as a result of changes to capital market conditions and other constraints or events that impose constraints on our cash resources and ability to operate our business;
•	the costs, complexity and challenges of upgrading and managing our global information systems;
•	the risks associated with information security breaches;
•	the risks associated with product recalls, product liability, other claims, and related litigation against us;
•	the risks associated with accounting for tax positions, tax audits and related disputes with taxing authorities;
•

the risks of potential changes in laws in the U.S. or abroad, including tax laws, regulations or treaties, employment and health insurance laws and regulations, laws relating to environmental policy, personal data, financial regulation, transportation policy and infrastructure policy along with the costs and complexities of compliance with such laws; and

•	our ability to continue to avoid classification as a controlled foreign corporation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K.  Additional information regarding risk management activities can be found in Note 13 to the accompanying condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), maintains disclosure controls and procedures as defined in Rules 13a-15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2018. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of May 31, 2018, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our fiscal quarter ended May 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 31, 2018, we settled a patent infringement dispute related to two forehead thermometer models sold by our subsidiary, Kaz USA, Inc., in the United States and made a settlement payment of $15 million, which was accrued in prior periods along with related legal fees and other costs.  See Note 10 to the accompanying condensed consolidated financial statements for further discussion.

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

The ownership of our common stock involves a number of risks and uncertainties. When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, Item 1A. “Risk Factors” of our annual report on Form 10-K for the fiscal year ended February 28, 2018.  Since the filing of our annual report on Form 10-K, there have been no material changes in our risk factors from those disclosed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 10, 2017, our Board of Directors authorized the repurchase of up to $400 million of our outstanding common stock. The new authorization is effective for a period of three years and replaced our existing repurchase authorization of which approximately $82 million remained. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities.  As of May 31, 2018, our repurchase authorization allowed for the purchase of $286.5 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
March 1 through March 31, 2018	12,654	$89.10	12,654	$326,896
April 1 through April 30, 2018	57	87.00	57	326,891
May 1 through May 31, 2018	443,909	91.05	443,909	$286,473
Total	456,620	$90.99	456,620

n

ITEM 6.	EXHIBITS

	(a)	Exhibits

10.1

Second amendment, Assumption, Consent and Ratification Agreement, dated effective as of March 1, 2018, by and among Helen of Troy Limited, a Bermuda Company, Helen of Troy Texas Corporation, a Texas Corporation, Helen of Troy L.P., a Texas Limited Partnership, the guarantors party thereto, Bank of America, N.S., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, file and with the Securities Exchange Commission on March 7, 2018).

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

HELEN OF TROY LIMITED
(Registrant)

Date: July 10, 2018	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date: July 10, 2018	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer, Principal Financial
Officer and Principal Accounting Officer