Form 10-Q
period 2018-08-31
HELEN OF TROY LTD
filed 2018-10-10
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2018
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 5, 2018
Common Shares, $0.10 par value, per share	26,401,386 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES
FORM 10‐Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except shares and par value)	August 31, 2018	February 28, 2018
Assets
Assets, current:
Cash and cash equivalents	$19,915	$20,738
Receivables - principally trade, less allowances of $1,646 and $2,912	313,615	275,565
Inventory	284,828	251,511
Prepaid expenses and other current assets	17,884	9,545
Income taxes receivable	125	349
Total assets, current	636,367	557,708

Property and equipment, net of accumulated depreciation of $122,234 and $115,202	128,271	123,503
Goodwill	602,320	602,320
Other intangible assets, net of accumulated amortization of $174,831 and $167,354	295,865	302,915
Deferred tax assets, net	11,696	16,654
Other assets, net of accumulated amortization of $2,068 and $2,022	20,069	20,617
Total assets	$1,694,588	$1,623,717

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$151,208	$129,341
Accrued expenses and other current liabilities	144,915	168,261
Long-term debt, current maturities	1,884	1,884
Total liabilities, current	298,007	299,486

Long-term debt, excluding current maturities	299,192	287,985
Deferred tax liabilities, net	8,449	7,096
Other liabilities, noncurrent	13,200	14,691
Total liabilities	618,848	609,258

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 26,380,366 and 26,575,634 shares issued and outstanding	2,635	2,658
Additional paid in capital	241,633	230,676
Accumulated other comprehensive income	4,647	631
Retained earnings	826,825	780,494
Total stockholders' equity	1,075,740	1,014,459
Total liabilities and stockholders' equity	$1,694,588	$1,623,717

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands, except per share data)	2018	2017	2018	2017
Sales revenue, net	$393,548	$344,949	$748,227	$670,440
Cost of goods sold	238,375	201,472	446,496	395,393
Gross profit	155,173	143,477	301,731	275,047

Selling, general and administrative expense ("SG&A")	103,654	103,770	205,160	200,757
Asset impairment charges	—	—	—	4,000
Restructuring charges	859	—	2,584	—
Operating income	50,660	39,707	93,987	70,290

Nonoperating income, net	85	81	160	247
Interest expense	(2,755)	(3,754)	(5,442)	(7,479)
Income before income tax	47,990	36,034	88,705	63,058

Income tax expense	3,973	1,462	6,515	1,178
Income from continuing operations	44,017	34,572	82,190	61,880

Loss from discontinued operations, net of tax	—	(25,639)	(381)	(47,079)
Net income	$44,017	$8,933	$81,809	$14,801

Earnings (loss) per share - basic:
Continuing operations	$1.67	$1.27	$3.11	$2.28
Discontinued operations	—	(0.94)	(0.01)	(1.73)
Total earnings per share - basic	$1.67	$0.33	$3.09	$0.55

Earnings (loss) per share - diluted:
Continuing operations	$1.66	$1.26	$3.09	$2.26
Discontinued operations	—	(0.94)	(0.01)	(1.72)
Total earnings per share - diluted	$1.66	$0.33	$3.07	$0.54

Weighted average shares of common stock used in computing earnings per share:
Basic	26,359	27,232	26,467	27,154
Diluted	26,557	27,401	26,612	27,323

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended August 31,
	2018			2017
	Before Tax	Tax (Expense) Benefit	Net of Tax	Before Tax	Tax (Expense) Benefit	Net of Tax
(in thousands)
Income from continuing operations	$47,990	$(3,973)	$44,017	$36,034	$(1,462)	$34,572
Loss from discontinued operations	—	—	—	(19,714)	(5,925)	(25,639)
Net income	47,990	(3,973)	44,017	16,320	(7,387)	8,933

Other comprehensive income
Cash flow hedge activity - interest rate swap
Changes in fair market value	137	(36)	101	—	—	—
Adoption of ASU No. 2018-02	—	—	—	—	—	—
Subtotal	137	(36)	101	—	—	—

Cash flow hedge activity - foreign currency contracts
Changes in fair market value	(51)	22	(29)	(1,958)	484	(1,474)
Settlements reclassified to income	610	(103)	507	(578)	109	(469)
Adoption of ASU No. 2018-02	—	—	—	—	—	—
Subtotal	559	(81)	478	(2,536)	593	(1,943)
Total other comprehensive income (loss)	696	(117)	579	(2,536)	593	(1,943)
Comprehensive income (loss)	$48,686	$(4,090)	$44,596	$13,784	$(6,794)	$6,990

	Six Months Ended August 31,
	2018			2017
	Before Tax	Tax (Expense) Benefit	Net of Tax	Before Tax	Tax (Expense) Benefit	Net of Tax
(in thousands)
Income from continuing operations	$88,705	$(6,515)	$82,190	$63,058	$(1,178)	$61,880
Loss from discontinued operations	(484)	103	(381)	(53,645)	6,566	(47,079)
Net income	88,221	(6,412)	81,809	9,413	5,388	14,801

Other comprehensive income
Cash flow hedge activity - interest rate swap
Changes in fair market value	76	(21)	55	—	—	—
Adoption of ASU No. 2018-02	—	150	150	—	—	—
Subtotal	76	129	205	—	—	—

Cash flow hedge activity - foreign currency contracts
Changes in fair market value	4,525	(600)	3,925	(4,203)	800	(3,403)
Settlements reclassified to income	(77)	(39)	(116)	(880)	163	(717)
Adoption of ASU No. 2018-02	—	2	2	—	—	—
Subtotal	4,448	(637)	3,811	(5,083)	963	(4,120)
Total other comprehensive income (loss)	4,524	(508)	4,016	(5,083)	963	(4,120)
Comprehensive income (loss)	$92,745	$(6,920)	$85,825	$4,330	$6,351	$10,681

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended August 31,
(in thousands)	2018	2017
Cash provided by operating activities:
Net income	$81,809	$14,801
Less: Loss from discontinued operations	(381)	(47,079)
Income from continuing operations	82,190	61,880
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	15,295	16,756
Amortization of financing costs	507	421
Provision for doubtful receivables	597	2,052
Non-cash share-based compensation	11,013	6,230
Non-cash intangible asset impairment charges	—	4,000
Loss (gain) on the sale or disposal of property and equipment	49	(10)
Deferred income taxes and tax credits	5,650	(1,111)
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	(38,647)	(13,889)
Inventories	(33,317)	(37,824)
Prepaid expenses and other current assets	(5,169)	(4,516)
Other assets and liabilities, net	(906)	(2,415)
Accounts payable	21,867	24,910
Accrued expenses and other current liabilities	(21,529)	(5,668)
Accrued income taxes	(289)	8,588
Net cash provided by operating activities - continuing operations	37,311	59,404
Net cash used by operating activities - discontinued operations	(381)	(9,405)
Net cash provided by operating activities	36,930	49,999

Cash used by investing activities:
Capital and intangible asset expenditures	(13,061)	(7,605)
Proceeds from the sale of property and equipment	—	13
Net cash used by investing activities - continuing operations	(13,061)	(7,592)
Net cash used by investing activities - discontinued operations	—	(9,209)
Net cash used by investing activities	(13,061)	(16,801)

Cash used by financing activities:
Proceeds from line of credit	292,300	249,000
Repayment of line of credit	(279,700)	(285,300)
Repayment of long-term debt	(1,900)	(5,700)
Proceeds from share issuances under share-based compensation plans	6,226	6,236
Payment of tax obligations resulting from cashless share award settlements	(4,551)	(6,801)
Payments for repurchases of common stock	(37,067)	—
Net cash used by financing activities - continuing operations	(24,692)	(42,565)
Net cash used by financing activities - discontinued operations	—	—
Net cash used by financing activities	(24,692)	(42,565)

Net decrease in cash and cash equivalents	(823)	(9,367)
Cash and cash equivalents, beginning balance	20,738	23,087
Cash and cash equivalents, ending balance	19,915	13,720
Less: Cash and cash equivalents of discontinued operations, ending balance	—	(375)
Cash and cash equivalents of continuing operations, ending balance	$19,915	$14,095

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
August 31, 2018

Note 1 - Basis of Presentation and Related Information

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2018 and February 28, 2018, and the results of our consolidated operations for the interim periods presented.  We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2018, and our other reports on file with the Securities and Exchange Commission (the “SEC”).

When used in these notes, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. We refer to our common shares, par value $0.10 per share, as “common stock.” References to “the FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to United States (“U.S.”) generally accepted accounting principles.  References to “ASU” refer to the codification of GAAP in the Accounting Standards Updates issued by the FASB.  References to "ASC" refer to the codification of GAAP in the Accounting Standards Codification issued by the FASB.

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994.  We are a global designer, developer, importer, marketer, and distributor of an expanding portfolio of brand-name consumer products.  We have three segments: Housewares, Health & Home, and Beauty.  Our Housewares segment provides a broad range of innovative consumer products for the home.  Product offerings include food preparation tools and storage containers; cleaning, bath and garden tools and accessories; infant and toddler care products; and insulated beverage and food containers.  The Health & Home segment focuses on health care devices such as thermometers, humidifiers, blood pressure monitors, and heating pads; water filtration systems; and small home appliances such as portable heaters, fans, air purifiers, and insect control devices.  Our Beauty segment products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid-, solid- and powder-based personal care and grooming products.

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

Note 2 – New Accounting Pronouncements

Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance requires the recognition of lease liabilities, representing future minimum lease payments, on a discounted basis, and corresponding right-of-use assets on a balance sheet for most leases, along with requirements for enhanced disclosures to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU 2018-10 and 2018-11 which permit application of the new guidance at the beginning of the year of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, in addition to the method of applying the new guidance retrospectively to each prior reporting period presented. The ASU is effective for us on March 1, 2019. We are currently evaluating the impact this guidance may have on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The ASU is effective for us on March 1, 2020, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this guidance may have on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. The ASU is effective for us on March 1, 2021, with early adoption permitted. The amendments in ASU 2018-14 would need to be applied on a retrospective basis.  We are currently evaluating the impact this guidance may have on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures.  The ASU is effective for us on March 1, 2020, and interim periods within those fiscal years. Early adoption is permitted. Certain disclosures in ASU 2018-13 would need to be applied on a retrospective basis and others on a prospective basis. We are currently evaluating the impact this guidance may have on our consolidated financial statements.

Adopted

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income  (Topic 220).  The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017.  Adoption of this guidance in the first quarter of fiscal 2019 did not have a material impact on our consolidated financial statements

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718):  Scope of Modification Accounting (Topic 718).  This update amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU 2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards. Adoption of this guidance in the first quarter of fiscal 2019 did not have a material impact on our consolidated financial statements.

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

Note 3 – Revenue Recognition

We adopted the provisions of ASU 2014-9 in the first quarter of fiscal 2019, and we elected to adopt the standard using the retrospective method. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Our revenue is primarily generated from the sale of non-customized consumer products to customers. Revenue is recognized when control of, and title to, the product sold transfers to the customer. Therefore, the timing and amount of revenue recognized was not materially impacted by the new guidance. We have thus concluded that the adoption of the guidance did not have a material impact on our consolidated financial statements. The provisions of the new guidance did however impact the classification of certain consideration paid to our customers. We therefore, have reclassified an immaterial amount of such payments from SG&A to a reduction of net sales revenue for all periods presented. Also, in accordance with the guidance, we reclassified an immaterial amount of estimated sales returns from a reduction of receivables to accrued expenses and other current liabilities for all periods presented.  We elected to adopt the guidance using the full retrospective method.

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

The effect of the adoption of ASU 2014-9 on the condensed consolidated financial statements from continuing operations is as follows:

(in thousands)	Before Reclassification		After Reclassification
Balance Sheet	February 28, 2018	Reclassification	February 28, 2018
Receivables	$273,168	$2,397	$275,565
Accrued expenses and other current liabilities	$165,864	$2,397	$168,261

(in thousands)	Before Reclassification		After Reclassification
Statement of Income	Three Months Ended August 31, 2017	Reclassification	Three Months Ended August 31, 2017
Sales revenue, net	$347,205	$(2,256)	$344,949
SG&A	$106,026	$(2,256)	$103,770

(in thousands)	Before Reclassification		After Reclassification
Statement of Income	Six Months Ended August 31, 2017	Reclassification	Six Months Ended August 31, 2017
Sales revenue, net	$675,191	$(4,751)	$670,440
SG&A	$205,508	$(4,751)	$200,757

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

There were no balance sheet amounts related to discontinued operations for either period presented. The results of operations associated with discontinued operations are presented in the following tables:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2018	2017	2018	2017
Sales revenue, net	$—	$31,257	$—	$62,876
Cost of goods sold	—	9,056	—	18,292
Gross profit	—	22,201	—	44,584

Selling, general and administrative expense ("SG&A")	—	23,730	—	47,930
Asset impairment charges (1)	—	18,070	—	50,070
Operating loss	—	(19,599)	—	(53,416)

Gain (loss) on sale before income tax (2)	—	—	(484)	—
Interest expense	—	(115)	—	(229)
Loss before income tax	—	(19,714)	(484)	(53,645)

Income tax benefit (expense)	—	(5,925)	103	6,566
Loss from discontinued operations	$—	$(25,639)	$(381)	$(47,079)

(1)	Includes pre-tax non-cash asset impairment charges consisting of $26.0 million to goodwill and $6.0 million to indefinite-lived brand assets.

(2)	Includes adjustments recorded in the first quarter of fiscal 2019 to the initial estimated gain on sale before income tax recorded in the fourth quarter of fiscal 2018.

Note 5 – Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

(in thousands)	Estimated Useful Lives (Years)			August 31, 2018	February 28, 2018
Land		-		$12,800	$12,800
Building and improvements	3	-	40	106,983	106,870
Computer, software, furniture and other equipment	3	-	15	81,267	79,657
Tools, molds and other production equipment	1	-	10	35,555	33,466
Construction in progress		-		13,900	5,912
Property and equipment, gross				250,505	238,705
Less accumulated depreciation				(122,234)	(115,202)
Property and equipment, net				$128,271	$123,503

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)	August 31, 2018	February 28, 2018
Accrued compensation, benefits and payroll taxes	$25,456	$37,666
Accrued sales discounts and allowances	30,306	28,311
Accrued sales returns	25,025	24,842
Accrued advertising	26,380	25,324
Accrued legal fees and settlements	1,552	17,243
Other	36,196	34,875
Total accrued expenses and other current liabilities	$144,915	$168,261

Note 6 – Goodwill and Intangible Assets

We perform annual impairment tests each fiscal year during the fourth quarter and interim impairment tests, if and when necessary.

During the first quarter of fiscal 2018, we performed interim impairment testing for a certain brand in our Beauty segment due to a revised financial projection. As a result of our testing, we recorded a pre-tax non-cash asset impairment charge of $4.0 million ($3.6 million after tax). The following table summarizes the carrying amounts and accumulated amortization for all intangible assets by segment as of the end of the periods presented:

	August 31, 2018				February 28, 2018
(in thousands)	Gross Carrying Amount	Cumulative Goodwill Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Cumulative Goodwill Impairments	Accumulated Amortization	Net Book Value
Housewares:
Goodwill	$282,056	$—	$—	$282,056	$282,056	$—	$—	$282,056
Trademarks - indefinite	134,200	—	—	134,200	134,200	—	—	134,200
Other intangibles - finite	41,205	—	(18,476)	22,729	40,828	—	(17,530)	23,298
Subtotal	457,461	—	(18,476)	438,985	457,084	—	(17,530)	439,554

Health & Home:
Goodwill	284,913	—	—	284,913	284,913	—	—	284,913
Trademarks - indefinite	54,000	—	—	54,000	54,000	—	—	54,000
Licenses - finite	15,300	—	(15,300)	—	15,300	—	(15,300)	—
Licenses - indefinite	7,400	—	—	7,400	7,400	—	—	7,400
Other intangibles - finite	117,636	—	(82,536)	35,100	117,586	—	(77,128)	40,458
Subtotal	479,249	—	(97,836)	381,413	479,199	—	(92,428)	386,771

Beauty:
Goodwill	81,841	(46,490)	—	35,351	81,841	(46,490)	—	35,351
Trademarks - indefinite	30,407	—	—	30,407	30,407	—	—	30,407
Trademarks - finite	150	—	(100)	50	150	—	(97)	53
Licenses - indefinite	10,300	—	—	10,300	10,300	—	—	10,300
Licenses - finite	13,696	—	(12,324)	1,372	13,696	—	(12,166)	1,530
Other intangibles - finite	46,402	—	(46,095)	307	46,402	—	(45,133)	1,269
Subtotal	182,796	(46,490)	(58,519)	77,787	182,796	(46,490)	(57,396)	78,910
Total	$1,119,506	$(46,490)	$(174,831)	$898,185	$1,119,079	$(46,490)	$(167,354)	$905,235

The following table summarizes the amortization expense attributable to intangible assets recorded in SG&A in the condensed consolidated statements of income for the periods shown below, as well as our estimated amortization expense for fiscal 2019 through 2024:

Aggregate Amortization Expense
For the three months ended (in thousands)
August 31, 2018	$3,402
August 31, 2017	4,690

Aggregate Amortization Expense
For the six months ended (in thousands)
August 31, 2018	$7,522
August 31, 2017	9,538

Estimated Amortization Expense (in thousands)
Fiscal 2019	$14,050
Fiscal 2020	13,121
Fiscal 2021	10,461
Fiscal 2022	4,049
Fiscal 2023	3,974
Fiscal 2024	3,665

Note 7 – Share-Based Compensation Plans

We have equity awards outstanding under several share-based compensation plans. During the three- and six-months ended August 31, 2018, we had the following share-based compensation activity:

•	We issued 1,358 and 2,737 shares to non-employee Board members with a total grant date fair value of $0.1 and $0.2 million, respectively, and average share prices of $90.45 and $89.78, respectively.

•
We granted time-vested restricted stock units ("RSUs") that may be settled for 1,657 and 71,798 shares respectively, of common stock with average fair values at the grant dates of $84.33 and $86.19, respectively.

•
We granted performance-based restricted stock units (“PSUs”) that may be settled for 76,064 of common stock with average fair value at the grant date of $86.24 during the first quarter of fiscal 2019. No PSUs were granted during the second quarter of fiscal 2019.

•	RSUs for 656 and 37,067 shares vested and settled, respectively, with a total fair value at settlement of $0.1 and $3.3 million and an average share price of $90.45 and $89.11, respectively.

•	PSUs for 1,366 and 100,404 shares vested and settled, respectively, with a total grant date fair value of $0.2 and $9.2 million, and an average share price of $115.80 and $91.14, respectively.

•	Employees exercised stock options to purchase 67,417 and 111,184 shares of common stock, respectively.

The Helen of Troy Limited 2008 Employee Stock Purchase Plan (“2008 ESPP”) became effective on September 1, 2008, and expired by its terms on September 1, 2018.

On August 22, 2018, our shareholders approved the 2018 Employee Stock Purchase Plan (the "2018 ESPP"). The aggregate number of shares of common stock that may be purchased under the 2018 ESPP will not exceed 750,000 shares. Under the terms of the plan, employees may authorize the withholding of up to 15% of their wages or salaries to purchase our shares of common stock, not to exceed $25,000 of the fair market value of such shares for any calendar year. The purchase price for shares acquired under the 2018 ESPP is equal to the lower of 85% of the share's fair market value on either the first day of each option period or the last day of each period. The plan will expire by its terms on September 1, 2028. Shares of common stock purchased under the 2018 ESPP vest immediately at the time of purchase. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase. We did not repurchase any common shares during the second quarter of fiscal 2019 under the 2018 ESPP.

The Helen of Troy Limited 2008 Stock Incentive Plan (“2008 Stock Incentive Plan”) became effective on August 19, 2008, and expired by its terms on August 19, 2018.

On August 22, 2018, our shareholders approved the 2018 Stock Incentive Plan (the “2018 Plan”). The Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan (“2008 Directors’ Plan”) became effective on August 19, 2008, and expired by its terms on August 19, 2018. The 2018 Plan permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The 2018 Plan has 2,000,000 shares reserved for future issuance. There were no grants or issuances from the 2018 Plan during the second quarter of fiscal 2019.

On September 18, 2018, we made a one-time grant of time-vested RSUs that may be settled for 74,100 shares of common stock with a fair value at grant date of $125.55 per share.

We recorded the following share-based compensation expense in SG&A for the periods shown below:

	Three Months Ended August 31,
(in thousands, except per share data)	2018	2017
Stock options	$219	$423
Directors stock compensation	175	200
Performance based and other stock awards	4,347	2,266
Employee stock purchase plan	—	263
Share-based compensation expense	4,741	3,152
Less income tax benefits	(341)	(591)
Share-based compensation expense, net of income tax benefits	$4,400	$2,561

Impact of share-based compensation on earnings per share from continuing operations:
Basic	$0.17	$0.09
Diluted	$0.17	$0.09

	Six Months Ended August 31,
(in thousands, except per share data)	2018	2017
Stock options	$527	$962
Directors stock compensation	350	400
Performance based and other stock awards	9,918	4,725
Employee stock purchase plan	322	263
Share-based compensation expense	11,117	6,350
Less income tax benefits	(611)	(1,081)
Share-based compensation expense, net of income tax benefits	$10,506	$5,269

Impact of share-based compensation on earnings per share from continuing operations:
Basic	$0.40	$0.19
Diluted	$0.39	$0.19

Note 8 – Repurchase of Helen of Troy Common Stock

On May 10, 2017, our Board of Directors authorized the repurchase of up to $400 million of our outstanding common stock.  The authorization is effective for a period of three years and replaced our existing repurchase authorization, of which approximately $82 million remained. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities.  As of August 31, 2018, our repurchase authorization allowed for the purchase of $285.8 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands, except per share data)	2018	2017	2018	2017
Common stock repurchased on the open market:
Number of shares	—	—	407,025	—
Aggregate value of shares	$—	$—	$37,067	$—
Average price per share	$—	$—	$91.07	$—

Common stock received in connection with share-based compensation:
Number of shares	7,477	1,858	57,072	72,565
Aggregate value of shares	$692	$185	$5,173	$6,973
Average price per share	$92.55	$99.59	$90.65	$96.09

Note 9 – Restructuring Plan

In October 2017, we announced that we had approved a restructuring plan (referred to as “Project Refuel”) intended to enhance the performance of primarily the Beauty and former Nutritional Supplements segments. Project Refuel includes a reduction-in-force and the elimination of certain contracts and operating expenses.  During the first quarter of fiscal 2019, we expanded Project Refuel to include the realignment and streamlining of our supply chain structure.  We are targeting total annualized profit improvements of approximately $8.0 to $10.0 million over the duration of the plan.  We estimate the plan will be completed by the first quarter of fiscal 2020, and expect to incur total restructuring charges in the range of approximately $4.4 to $5.5 million during the period of the plan. Restructuring provisions are determined based on estimates prepared at the time the restructuring actions are approved by management and are revised periodically.

During the three and six months ended August 31, 2018, we made cash restructuring payments of $0.5 and $1.6 million, respectively. We had a remaining liability of $1.6 million as of August 31, 2018.

We incurred $0.9 million and $2.6 million of pre-tax restructuring charges during the three and six months ended August 31, 2018, respectively, related primarily to employee severance and termination benefits. The charges for the three months ended August 31, 2018 were primarily related to our Beauty segment. The charges for the six months ended August 31, 2018 were primarily related to our Beauty segment and for shared service supply chain initiatives.  Our program to date has incurred $4.4 million of pre-tax restructuring costs related to employee severance and termination benefits and contract termination costs.

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

Note 11 – Long-Term Debt

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provided for an unsecured total revolving commitment of $1.0 billion as of August 31, 2018. The commitment under the Credit Agreement terminates on December 7, 2021. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement.  With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time.  We also incur loan commitment fees and letter of credit fees under the Credit Agreement.  Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis.  As of August 31, 2018, the outstanding revolving loan principal balance was $282.0 million (excluding prepaid financing fees) and the face amount of outstanding letters of credit was $9.0 million. For the three- and six-months ended August 31, 2018, borrowings under the Credit Agreement incurred interest charges at rates ranging from 2.9% to 5.0% and 2.8% to 5.0%, respectively. For the three- and six-months ended August 31, 2017, borrowings under the Credit Agreement incurred interest charges at rates ranging from 2.5% to 4.8% and 2.3% to 4.8%, respectively. As of August 31, 2018, the amount available for borrowings under the Credit Agreement was $709.0 million. Covenants in our debt agreements limit the amount of total indebtedness we can incur.  As of August 31, 2018, these covenants effectively limited our ability to incur more than $584.5 million of additional debt from all sources, including our Credit Agreement, or $709.0 million in the event a qualified acquisition is consummated. The following table summarizes our long-term debt as of the end of the periods shown:

LONG-TERM DEBT

(in thousands)	Original Date Borrowed	Interest Rates	Matures	August 31, 2018	February 28, 2018
Mississippi Business Finance Corporation Loan (the "MBFC Loan") (1)	03/13	Floating	03/23	$22,327	$24,219
Credit Agreement (2)	01/15	Floating	12/21	278,749	265,650
Total long-term debt				301,076	289,869
Less current maturities of long-term debt				(1,884)	(1,884)
Long-term debt, excluding current maturities				$299,192	$287,985

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

At August 31, 2018 and February 28, 2018, our long-term debt has floating interest rates, and its book value approximates its fair value.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries.  Our debt agreements require the maintenance of certain financial covenants, including maximum leverage ratios, minimum interest coverage ratios and minimum consolidated net worth levels (as each of these terms is defined in the various agreements).  Our debt agreements also contain other customary covenants.  We were in compliance with the terms of these agreements as of August 31, 2018.

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

The following tables present the fair value of our financial assets and liabilities measured on a recurring basis as of the end of the periods shown:

Fair Values at
August 31, 2018
(in thousands)	(Level 2) (1)
Assets:
Money market accounts	$2,578
Interest rate swap	2,557
Foreign currency contracts	3,376
Total assets	$8,511

Liabilities:
Floating rate debt	$301,076
Foreign currency contracts	227
Total liabilities	$301,303

Fair Values at
February 28, 2018
(in thousands)	(Level 2) (1)
Assets:
Money market accounts	$1,107
Interest rate swap	2,481
Foreign currency contracts	642
Total assets	$4,230

Liabilities:
Floating rate debt	$289,869
Foreign currency contracts	2,606
Total liabilities	$292,475

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

Our other non-financial assets include goodwill and other intangible assets, which we classify as Level 3 items.  These assets are measured at fair value on a non-recurring basis as part of our impairment testing.  Note 6 to these condensed consolidated financial statements contains additional information related to intangible asset impairments.

Note 13 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar.  By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses.  As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  During the three and six months ended August 31, 2018, approximately 11% and 13% of our net sales revenue was in foreign currencies, respectively. During the three and six months ended August 31, 2017, approximately 13% of our net sales revenue was in foreign currencies. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos and Canadian Dollars.

In our condensed consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.  During the three and six months ended August 31, 2018, we recorded net foreign exchange gains (losses) from remeasurement, including the impact of foreign currency hedges and cross-currency debt swaps of $0.5 million and $(1.2) million, respectively, in SG&A, and $0.2 million and $0.5 million, respectively, of income tax benefits in income tax expense. For the three and six months ended August 31, 2017, we recorded net foreign exchange gains (losses) from remeasurement, including the impact of foreign currency hedges and cross-currency debt swaps, of $0.1 million and $0.7 million, respectively, in SG&A, and $(0.5) million and $(0.6) million, respectively, in income tax expense.

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

Interest Rate Risk - Interest on our outstanding debt as of August 31, 2018 is based on floating interest rates.  If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with an interest rate swap to effectively fix interest rates on $100.0 million of the outstanding principal balance under the Credit Agreement, which totaled $282.0 million (excluding prepaid finance fees) as of August 31, 2018.

The following table summarizes the fair values of our derivative instruments as of the end of the periods shown:

(in thousands)	August 31, 2018
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non-current
Foreign currency contracts - sell Euro	Cash flow	11/2019	€28,250	$1,447	$—	$—	$20
Foreign currency contracts - sell Canadian Dollars	Cash flow	01/2020	$21,000	580	—	—	19
Foreign currency contracts - sell Pounds	Cash flow	02/2020	£19,750	1,275	11	—	—
Foreign currency contracts - sell Mexican Pesos	Cash flow	09/2019	$60,000	—	—	16	1
Interest rate swap	Cash flow	12/2021	$100,000	791	1,766	—	—
Subtotal				4,093	1,777	16	40

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swap - Euro	(1)	04/2020	$5,280	—	63	—	—
Foreign currency contracts - cross-currency debt swaps - Pound	(1)	04/2020	$6,395	—	—	—	171
Subtotal				—	63	—	171
Total fair value				4,093	1,840	16	211

(in thousands)	February 28, 2018
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non-current
Foreign currency contracts - sell Euro	Cash flow	07/2019	€38,000	$—	$102	$1,320	$—
Foreign currency contracts - sell Canadian Dollars	Cash flow	06/2019	$27,750	378	101	—	—
Foreign currency contracts - sell Pounds	Cash flow	04/2019	£19,500	—	56	513	—
Foreign currency contracts - sell Mexican Pesos	Cash flow	05/2018	$20,000	5	—	—	—
Interest rate swap	Cash flow	12/2021	$100,000	539	1,942	—	—
Subtotal				922	2,201	1,833	—
Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swap - Euro	(1)	04/2020	$5,280	—	—	—	208
Foreign currency contracts - cross-currency debt swaps - Pound	(1)	04/2020	$6,395	—	—	—	565
Subtotal				—	—	—	773
Total fair value				$922	$2,201	$1,833	$773

(1)
These are foreign currency contracts for which we have not elected hedge accounting.  We refer to them as “cross-currency debt swaps”. They, in effect, adjust the currency denomination of a portion of our outstanding debt to the Euro and British Pound, as applicable, for the notional amounts reported, creating an economic hedge against currency movements.

The following table summarizes the pre-tax effect of derivative instruments for the periods shown:

	Three Months Ended August 31,
	Gain (Loss) Recognized in OCI (effective portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income			Gain (Loss) Recognized As Income
(in thousands)	2018	2017	Location	2018	2017	Location	2018	2017
Currency contracts - cash flow hedges	$(51)	$(1,958)	SG&A	$(610)	$578		$—	$—
Interest rate swaps - cash flow hedges	137	—	Interest expense	—	—	Interest expense	136	—
Cross-currency debt swaps - principal	—	—		—	—	SG&A	243	(215)
Cross-currency debt swaps - interest	—	—		—	—	Interest Expense	—	—
Total	$86	$(1,958)		$(610)	$578		$379	$(215)

	Six Months Ended August 31,
	Gain (Loss) Recognized in OCI (effective portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income			Gain (Loss) Recognized As Income
(in thousands)	2018	2017	Location	2018	2017	Location	2018	2017
Currency contracts - cash flow hedges	$4,525	$(4,203)	SG&A	$77	$880		$—	$—
Interest rate swaps - cash flow hedges	76	—	Interest expense	—	—	Interest expense	211	—
Cross-currency debt swaps - principal	—	—		—	—	SG&A	666	(764)
Cross-currency debt swaps - interest	—	—		—	—	Interest Expense	74	—
Total	$4,601	$(4,203)		$77	$880		$951	$(764)

We expect pre-tax net gains of $4.1 million associated with foreign currency contracts and interest rate swaps currently reported in accumulated other comprehensive income, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle.

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

Note 14 – Segment Information
The following tables present segment information included in continuing operations for the periods shown:

	Three Months Ended August 31, 2018
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$137,498	$175,783	$80,267	$393,548
Restructuring charges	—	—	859	859
Operating income	28,329	13,631	8,700	50,660
Capital and intangible asset expenditures	5,642	2,466	771	8,879
Depreciation and amortization	1,522	4,229	1,562	7,313

	Three Months Ended August 31, 2017
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$115,124	$146,063	$83,762	$344,949
Asset impairment charges	—	—	—	—
Operating income	23,340	7,415	8,952	39,707
Capital and intangible asset expenditures	2,267	1,133	123	3,523
Depreciation and amortization	1,419	4,183	2,813	8,415

	Six Months Ended August 31, 2018
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$254,801	$339,214	$154,212	$748,227
Restructuring charges	760	358	1,466	2,584
Operating income	50,512	33,288	10,187	93,987
Capital and intangible asset expenditures	7,296	4,655	1,110	13,061
Depreciation and amortization	3,006	8,377	3,912	15,295

	Six Months Ended August 31, 2017
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$213,789	$294,352	$162,299	$670,440
Asset impairment charges	—	—	4,000	4,000
Operating income	41,276	21,659	7,355	70,290
Capital and intangible asset expenditures	4,758	2,246	601	7,605
Depreciation and amortization	2,846	8,321	5,589	16,756

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

We continue to apply the guidance in Staff Accounting Bulletin No. 118 (“SAB 118”) and as of August 31, 2018, we have not completed the accounting for all the tax effects enacted under Tax Act. We made reasonable estimates of those effects during fiscal 2018 and in the first and second quarters of fiscal 2019.  We will continue to refine our estimates as additional guidance and information becomes available.

For the three months ended August 31, 2018, income tax expense as a percentage of income before income tax was 8.3%. Income tax expense as a percentage of income before income tax was 4.1% for the same period last year. Income taxes for the three months ended August 31, 2018 included a $0.2 million benefit from share-based compensation settlements. Income taxes for the three months ended August 31, 2017 included a tax benefit of $2.2 million related to the favorable resolution of an uncertain tax position.

For the six months ended August 31, 2018, income tax expense as a percentage of income before income tax was 7.3%. Income tax expense as a percentage of income before income tax was 1.9% for the same period last year. Income taxes for the six months ended August 31, 2018 included a $0.5 million benefit from share-based compensation settlements and a $0.8 million benefit from the lapse of the statute of limitations related to an uncertain tax position.  Income taxes for the six months ended August 31, 2017 included a $2.6 million benefit from share-based compensation settlements and a $2.8 million benefit related to the resolution of uncertain tax positions.

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

The following table presents our weighted average basic and diluted shares for the periods shown:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2018	2017	2018	2017
Weighted average shares outstanding, basic	26,359	27,232	26,467	27,154
Incremental shares from share-based compensation arrangements	198	169	145	169
Weighted average shares outstanding, diluted	26,557	27,401	26,612	27,323

Dilutive securities, stock options	164	233	151	243
Dilutive securities, unvested or unsettled stock awards	228	141	114	110
Antidilutive securities	194	300	352	339

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis (“MD&A”) contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk” and “Information Regarding Forward-Looking Statements” in this report and “Risk Factors” in the Company’s most recent annual report on Form 10-K for the fiscal year ended February 28, 2018 (“Form 10-K”) and its other filings with the Securities and Exchange Commission (the “SEC”). This discussion should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1. of this report. When used in the MD&A, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. Throughout MD&A, we refer to our Leadership Brands, which are brands that have number-one and number-two positions in their respective categories and consist of the OXO, Honeywell, Braun, PUR, Hydro Flask, Vicks, and Hot Tools brands.

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

In October 2017, we announced that we had approved a restructuring plan (referred to as “Project Refuel”) intended to enhance the performance of primarily the Beauty and former Nutritional Supplements segments. Project Refuel includes a reduction-in-force and the elimination of certain contracts and operating expenses. During the first quarter of fiscal 2019, we expanded Project Refuel to include the realignment and streamlining of our supply chain structure. For additional information regarding Project Refuel, see Note 9 to the accompanying condensed consolidated financial statements.
On December 20, 2017, we completed the divestiture of the Nutritional Supplements segment through the sale of Healthy Directions LLC and its subsidiaries to Direct Digital, LLC. The purchase price from the sale is comprised of $46.0 million in cash, which was paid at closing, and a supplemental payment with a target value of $25.0 million, payable on or before August 1, 2019. The final amount of the supplemental payment may be adjusted up or down based on the performance of Healthy Directions through February 28, 2018. We are currently in discussions regarding the final amount of the supplemental payment. At this stage, we are not yet able to predict the outcome of these discussions or the amount of the final settlement of the supplemental payment. Any resolution of this matter may require us to make an adjustment to the supplemental payment value in discontinued operations, which could be material. Following the sale, we no longer consolidate our former Nutritional Supplements segment's operating results. Unless otherwise indicated, all results presented are from continuing operations.

Significant Trends Impacting the Business

Potential Impact of Tariffs
We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the United States. This concentration exposes us to risks associated with doing business globally, including changes in tariffs. The Office of the United States Trade Representative identified certain Chinese imported goods for additional tariffs to address China’s trade policies and practices. The tariffs, could have a material adverse effect on our business and results of operations. This potential impact could be mitigated by a variety of factors. The USTR may also reduce the list of impacted tariff lines before the tariffs are implemented and later may grant specific product exclusions. It is too early to give any assurance as to the scope, duration, or impact of the tariffs, how successful our mitigation efforts will be, or the extent to which mitigation will be necessary.

Foreign Currency Exchange Rate Fluctuations
Due to the nature of our operations, we have exposure to the impact of fluctuations in exchange rates from transactions that are denominated in a currency other than our reporting currency (the U.S. Dollar). The most significant currencies affecting our operating results are the British Pound, Euro, Canadian Dollar, and Mexican Peso.  For the three months ended August 31, 2018, changes in foreign currency exchange rates had an unfavorable impact on consolidated U.S. Dollar reported net sales revenue of approximately $0.3 million, or 0.1%. For the six months ended August 31, 2018, net foreign currency exchange rate fluctuations favorably impacted our consolidated U.S. dollar reported net sales revenue by approximately $3.2 million, or 0.5%.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 79% of our net sales were from U.S. shipments for the three months ended August 31, 2018, compared to 78% for the same period last year. For the six months ended August 31, 2018, U.S. shipments were approximately 77% of our net sales compared to 78% for the same period last year.

Additionally, the shift in consumer shopping preferences to online or multichannel shopping experiences has changed the concentration of our sales. For the three and six months ended August 31, 2018, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 15% and 16%, respectively, of our total consolidated net sales revenue, and grew approximately 16% and 24%, respectively, over the same periods last year.

For the three and six months ended August 31, 2017, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 15% and 14%, respectively, of our total consolidated net sales revenue, and grew approximately 18% and 23%, respectively, over the same periods last year.

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

Second Quarter Fiscal 2019 Financial Results

•
Consolidated net sales revenue increased 14.1%, or $48.6 million, to $393.5 million for the three months ended August 31, 2018, compared to $344.9 million for the same period last year. Net sales from our Leadership Brands were $319.0 million for the three months ended August 31, 2018, compared to $264.9 million for the same period last year.

•
Consolidated operating income was $50.7 million for the three months ended August 31, 2018, compared to $39.7 million for the same period last year. Consolidated operating income for the three months ended August 31, 2018 included pre-tax restructuring charges of $0.9 million. Consolidated operating income for the three months ended August 31, 2017 included a $3.6 million charge related to the bankruptcy of Toys "R" Us ("TRU").

•
Consolidated adjusted operating income increased 16.7%, or $8.5 million, to $59.6 million for the three months ended August 31, 2018, compared to $51.1 million for the same period last year. Consolidated adjusted operating margin increased 0.3 percentage points to 15.1% of consolidated net sales revenue for the three months ended August 31, 2018, compared to 14.8% for the same period last year.

•
Income from continuing operations was $44.0 million for the three months ended August 31, 2018, compared to $34.6 million for the same period last year. Diluted earnings per share (“EPS”) from continuing operations was $1.66 for the three months ended August 31, 2018, compared to $1.26 for the same period last year.

•
Adjusted income from continuing operations increased 16.2% to $52.5 million for the three months ended August 31, 2018, compared to $45.2 million for the same period last year. Adjusted diluted EPS from continuing operations increased 20.0% to $1.98 for the three months ended August 31, 2018, compared to $1.65 for the same period last year.

•
There was no income or loss from discontinued operations for the three months ended August 31, 2018. Loss from discontinued operations was $25.6 million, or $0.94 per diluted share, for the three months ended August 31, 2017.

•
Net income was $44.0 million for the three months ended August 31, 2018, compared to $8.9 million for the same period last year. Diluted EPS was $1.66 for the three months ended August 31, 2018 compared to $0.33 for the same period last year.

Year-To-Date Fiscal 2019 Financial Results

•
Consolidated net sales revenue increased 11.6%, or $77.8 million, to $748.2 million for the six months ended August 31, 2018, compared to $670.4 million for the same period last year. Net sales from our Leadership Brands were $599.8 million for the six months ended August 31, 2018, compared to $509.7 million for the same period last year.

•
Consolidated operating income was $94.0 million for the six months ended August 31, 2018, compared to $70.3 million for the same period last year. Consolidated operating income for the six months ended August 31, 2018 included pre-tax restructuring charges of $2.6 million. Consolidated operating income for the six months ended August 31, 2017 included pre-tax non-

cash impairment charges of $4.0 million, and a pre-tax charge of $3.6 million related to the bankruptcy of TRU.

•
Consolidated adjusted operating income increased 22.9%, or $21.4 million, to $115.1 million for the six months ended August 31, 2018, compared to $93.7 million for the same period last year. Consolidated adjusted operating margin increased 1.4 percentage points to 15.4% of consolidated net sales revenue for the six months ended August 31, 2018, compared to 14.0% for the same period last year.

•
Income from continuing operations was $82.2 million for the six months ended August 31, 2018, compared to $61.9 million for the same period last year. Diluted EPS from continuing operations was $3.09 for the six months ended August 31, 2018, compared to $2.26 for the same period last year.

•
Adjusted income from continuing operations increased 22.6% to $102.3 million for the six months ended August 31, 2018, compared to $83.5 million for the same period last year. Adjusted diluted EPS from continuing operations increased 25.8% to $3.85 for the six months ended August 31, 2018, compared to $3.06 for the same period last year.

•
Loss from discontinued operations, net of tax, was $0.4 million for the six months ended August 31, 2018, compared to $47.1 million for the same period last year.  Diluted loss per share from discontinued operations was $0.01 for the six months ended August 31, 2018 compared to $1.72 for the same period last year.

•
Net income was $81.8 million for the six months ended August 31, 2018 compared to $14.8 million for the same period last year. Diluted EPS was $3.07 for the six months ended August 31, 2018 compared to $0.54 for the same period last year.

Adjusted operating income, adjusted operating margin, adjusted income from continuing operations, and adjusted diluted EPS from continuing operations, as discussed above and on the pages that follow, are non‐GAAP financial measures as contemplated by SEC Regulation G, Rule 100.  These measures are discussed further and reconciled to their applicable GAAP based measures contained in this MD&A on pages 30, 33, 37, 40 and 41.

RESULTS OF OPERATIONS

The following tables provide selected operating data, in U.S. Dollars, as a percentage of net sales revenue, and as a year-over-year percentage change:

	Three Months Ended August 31,				% of Sales Revenue, net
(in thousands)	2018	2017	$ Change	% Change	2018	2017
Sales revenue by segment, net
Housewares	$137,498	$115,124	$22,374	19.4%	34.9%	33.4%
Health & Home	175,783	146,063	29,720	20.3%	44.7%	42.3%
Beauty	80,267	83,762	(3,495)	(4.2)%	20.4%	24.3%
Total sales revenue, net	393,548	344,949	48,599	14.1%	100.0%	100.0%
Cost of goods sold	238,375	201,472	36,903	18.3%	60.6%	58.4%
Gross profit	155,173	143,477	11,696	8.2%	39.4%	41.6%
Selling, general and administrative expense ("SGA")	103,654	103,770	(116)	(0.1)%	26.3%	30.1%
Asset impairment charges	—	—	—	*	—%	—%
Restructuring charges	859	—	859	*	0.2%	—%
Operating income	50,660	39,707	10,953	27.6%	12.9%	11.5%
Nonoperating income, net	85	81	4	4.9%	—%	—%
Interest expense	(2,755)	(3,754)	999	(26.6)%	(0.7)%	(1.1)%
Income before income tax	47,990	36,034	11,956	33.2%	12.2%	10.4%
Income tax expense	3,973	1,462	2,511	171.8%	1.0%	0.4%
Income from continuing operations	44,017	34,572	9,445	27.3%	11.2%	10.0%
Loss from discontinued operations (1)	—	(25,639)	25,639	(100.0)%	—%	(7.4)%
Net income	$44,017	$8,933	$35,084	392.7%	11.2%	2.6%

	Six Months Ended August 31,				% of Sales Revenue, net
(in thousands)	2018	2017	$ Change	% Change	2018	2017
Sales revenue by segment, net
Housewares	$254,801	$213,789	$41,012	19.2%	34.1%	31.9%
Health & Home	339,214	294,352	44,862	15.2%	45.3%	43.9%
Beauty	154,212	162,299	(8,087)	(5.0)%	20.6%	24.2%
Total sales revenue, net	748,227	670,440	77,787	11.6%	100.0%	100.0%
Cost of goods sold	446,496	395,393	51,103	12.9%	59.7%	59.0%
Gross profit	301,731	275,047	26,684	9.7%	40.3%	41.0%
SGA	205,160	200,757	4,403	2.2%	27.4%	29.9%
Asset impairment charges	—	4,000	(4,000)	(100.0)%	—%	0.6%
Restructuring charges	2,584	—	2,584	*	0.3%	—%
Operating income	93,987	70,290	23,697	33.7%	12.6%	10.5%
Nonoperating income, net	160	247	(87)	(35.2)%	—%	—%
Interest expense	(5,442)	(7,479)	2,037	(27.2)%	(0.7)%	(1.1)%
Income before income tax	88,705	63,058	25,647	40.7%	11.9%	9.4%
Income tax expense	6,515	1,178	5,337	*	0.9%	0.2%
Income from continuing operations	82,190	61,880	20,310	32.8%	11.0%	9.2%
Loss from discontinued operations (1)	(381)	(47,079)	46,698	(99.2)%	(0.1)%	(7.0)%
Net income	$81,809	$14,801	$67,008	452.7%	10.9%	2.2%

(1)
During fiscal 2018, we divested our Nutritional Supplements segment, which is reported as discontinued operations for all periods presented. For more information see Note 4 to the accompanying condensed consolidated financial statements.

*	Calculation is not meaningful

Comparison of Second Quarter Fiscal 2019 to Second Quarter Fiscal 2018

Consolidated and Segment Net Sales

The following table summarizes the impact that core business, foreign exchange and acquisitions, as applicable, had on our net sales revenue by segment:

	Three Months Ended August 31,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2018 sales revenue, net	$115,124	$146,063	$83,762	$344,949
Core business growth (decline)	22,340	29,588	(3,076)	48,852
Impact of foreign currency	34	132	(419)	(253)
Change in sales revenue, net	22,374	29,720	(3,495)	48,599
Fiscal 2019 sales revenue, net	$137,498	$175,783	$80,267	$393,548

Total net sales revenue growth	19.4%	20.3%	(4.2)%	14.1%
Core business growth (decline)	19.4%	20.3%	(3.7)%	14.2%
Impact of foreign currency	—%	0.1%	(0.5)%	(0.1)%

In the above table, core business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand is acquired, excluding the impact that foreign currency had on reported net sales. Net sales revenue from internally developed brands or product lines is considered core business activity.

Leadership Brand and Other Net Sales

The following table summarizes our leadership brand and other net sales:

	Three Months Ended August 31,
(in thousands)	2018	2017	$ Change	% Change
Leadership Brand sales revenue, net	$319,045	$264,860	$54,185	20.5%
All other sales revenue, net	74,503	80,089	(5,586)	(7.0)%
Total sales revenue, net	$393,548	$344,949	$48,599	14.1%

Consolidated Net Sales Revenue
Consolidated net sales revenue increased $48.6 million, or 14.1%, to $393.5 million for the three months ended August 31, 2018, compared to $344.9 million for the same period last year.  The increase was primarily driven by a core business increase of $48.9 million, or 14.2%, primarily due to an increase in brick and mortar sales in our Housewares and Health & Home segments, growth in online sales and growth in international sales. These factors were partially offset by lower brick and mortar sales, the rationalization of certain brands and products in our Beauty segment and the unfavorable impact from foreign currency fluctuations of approximately $0.3 million, or 0.1%. Net sales from our Leadership Brands were $319.0 million for the three months ended August 31, 2018, compared to $264.9 million for the same period last year.

Segment Net Sales Revenue

Housewares
Net sales revenue in the Housewares segment increased $22.4 million, or 19.4%, to $137.5 million for the three months ended August 31, 2018, compared to $115.1 million for the same period last year. Growth was primarily driven by a core business increase of $22.3 million, or 19.4%, due to point of sale growth with existing domestic customers, higher sales in the club channel, an increase in online sales, and new product introductions. These factors were partially offset by lower international sales. The impact of net foreign currency fluctuations was not meaningful.

Health & Home
Net sales revenue in the Health & Home segment increased $29.7 million, or 20.3%, to $175.8 million for the three months ended August 31, 2018, compared to $146.1 million for the same period last year. Growth was primarily driven by a core business increase of $29.6 million, or 20.3%, primarily due to higher sales of seasonal products, online sales growth, incremental distribution and shelf space gains with existing customers, and growth in international sales. Segment net sales benefited from the favorable impact of net foreign currency fluctuations of $0.1 million, or 0.1%. These factors were partially offset by the unfavorable comparative impact from the retail fill-in of a new product introduction in the same period last year.

Beauty
Net sales revenue in the Beauty segment decreased $3.5 million, or 4.2%, to $80.3 million for the three months ended August 31, 2018, compared to $83.8 million for the same period last year. The change was primarily driven by a core business decline of $3.1 million, or 3.7%, reflecting a decline in brick and mortar sales and the rationalization of certain brands and products. These factors more than offset growth in the online channel.  Segment net sales were unfavorably impacted by net foreign currency fluctuations of approximately $0.4 million, or 0.5%.

Consolidated Gross Profit Margin

Consolidated gross profit margin for the three months ended August 31, 2018 decreased 2.2 percentage points to 39.4%, compared to 41.6% for the same period last year. The decrease in consolidated gross profit margin is primarily due to less favorable product and channel mix and a higher mix of shipments made on a direct import basis. These factors were partially offset by the favorable margin impact from growth in our Leadership Brands.

Consolidated SG&A

Our consolidated SG&A ratio decreased 3.8 percentage points to 26.3% for the three months ended August 31, 2018, compared to 30.1% for the same period last year. The decrease in the consolidated SG&A ratio is primarily due to:

•	the favorable comparative impact of a $3.6 million charge related to the bankruptcy of TRU in the same period last year;

•	improved distribution and logistics efficiency;

•	the favorable impact of a higher mix of shipments made on a direct import basis;

•	lower amortization expense; and

•	the impact that higher overall net sales had on operating leverage.

These factors were partially offset by higher share-based compensation expense related to long-term incentive plans.

Asset Impairment Charges

We perform annual impairment tests each fiscal year during the fourth quarter and interim impairment tests, if and when necessary. We did not record any asset impairment charges in continuing operations during the three months ended August 31, 2018 and 2017.

Restructuring Charges

During the three months ended August 31, 2018, we incurred $0.9 million of pre-tax restructuring charges related primarily to employee severance and termination benefits in our Beauty segment relating to Project Refuel. We did not record any restructuring charges in the same period last year.

Operating income, operating margin, adjusted operating income (non-GAAP), and adjusted operating margin (non-GAAP) by segment

In order to provide a better understanding of the comparative impact of certain items on operating income, the tables that follow report the comparative before tax impact of non-cash asset impairment charges, the TRU bankruptcy charge, restructuring charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods covered below.  Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100.  These measures are discussed further in this MD&A on page 41.

	Three Months Ended August 31, 2018
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$28,329	20.6%	$13,631	7.8%	$8,700	10.8%	$50,660	12.9%
Restructuring charges	—	—%	—	—%	859	1.1%	859	0.2%
Subtotal	28,329	20.6%	13,631	7.8%	9,559	11.9%	51,519	13.1%
Amortization of intangible assets	511	0.4%	2,704	1.5%	186	0.2%	3,401	0.9%
Non-cash share-based compensation	1,994	1.5%	2,156	1.2%	539	0.7%	4,689	1.2%
Adjusted operating income (non-GAAP)	$30,834	22.4%	$18,491	10.5%	$10,284	12.8%	$59,609	15.1%

	Three Months Ended August 31, 2017
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$23,340	20.3%	$7,415	5.1%	$8,952	10.7%	$39,707	11.5%
TRU bankruptcy charge	956	0.8%	2,640	1.8%	—	—%	3,596	1.0%
Subtotal	24,296	21.1%	10,055	6.9%	8,952	10.7%	43,303	12.6%
Amortization of intangible assets	485	0.4%	2,790	1.9%	1,415	1.7%	4,690	1.4%
Non-cash share-based compensation	970	0.8%	1,132	0.8%	990	1.2%	3,092	0.9%
Adjusted operating income (non-GAAP)	$25,751	22.4%	$13,977	9.6%	$11,357	13.6%	$51,085	14.8%

Consolidated
Consolidated operating income was $50.7 million, or 12.9% of net sales, compared to $39.7 million, or 11.5% of net sales, for the same period last year.  The three months ended August 31, 2018 included pre-tax restructuring charges of $0.9 million related to Project Refuel. Consolidated operating income for the three months ended August 31, 2017 included a $3.6 million charge related to the bankruptcy of TRU. The effect of these items favorably impacted the year-over-year comparison of operating margin by 0.8 percentage points.  The remaining improvement in consolidated operating margin primarily reflects:

•	improved distribution and logistics efficiency;

•	lower amortization expense;

•	the favorable impact of increased operating leverage from net sales growth; and

•	the favorable margin impact from Leadership Brand growth.

These factors were partially offset by a less favorable channel and product mix and higher share-based compensation expense related to long-term incentive plans.

Consolidated adjusted operating income increased 16.7% to $59.6 million, or 15.1% of net sales, compared to $51.1 million, or 14.8% of net sales, in the same period last year.

Housewares
The Housewares segment’s operating income was $28.3 million, or 20.6% of segment net sales, compared to $23.3 million, or 20.3% of segment net sales, for the same period last year. The 0.3 percentage point increase in segment operating margin is primarily due to:

•	the favorable comparative impact of a $1.0 million charge related to the bankruptcy of TRU in the same period last year;

•	a higher mix of Hydro Flask sales;

•	improved distribution and logistics efficiency; and

•	the favorable impact of increased operating leverage from net sales growth.

These factors were partially offset by less favorable channel mix, higher personnel costs and higher share-based compensation expense related to long-term incentive plans.

Segment adjusted operating income increased 19.7% to $30.8 million, or 22.4% of segment net sales, compared to $25.8 million, or 22.4% of segment net sales, in the same period last year.

Health & Home
The Health & Home segment’s operating income was $13.6 million, or 7.8% of segment net sales, compared to $7.4 million, or 5.1% of segment net sales in the same period last year. The 2.7 percentage point increase in segment operating margin is primarily due to:

•	the favorable comparative impact of a $2.6 million charge related to the bankruptcy of TRU in the same period last year;

•	the favorable impact of increased operating leverage from net sales growth; and

•	improved distribution and logistics efficiency.

These factors were partially offset by the margin impact from a less favorable product mix and higher share-based compensation expense related to long-term incentive plans.

Segment adjusted operating income increased 32.3% to $18.5 million, or 10.5% of segment net sales, compared to $14.0 million, or 9.6% of segment net sales, in the same period last year.

Beauty
The Beauty segment’s operating income was $8.7 million, or 10.8% of segment net sales, compared to $9.0 million, or 10.7% of segment net sales, in the same period last year. The 0.1 percentage point increase in segment operating margin is primarily due to:

•	lower media advertising expense;

•	lower amortization; and

•	cost savings from Project Refuel.

These factors were partially offset by:

•	pre-tax restructuring charges of $0.9 million;

•	less favorable product mix; and

•	the unfavorable impact of decreased operating leverage from the decline in net sales.

Segment adjusted operating income decreased 9.5% to $10.3 million, or 12.8% of segment net sales, compared to $11.4 million, or 13.6% of segment net sales, in the same period last year.

Interest Expense

Interest expense was $2.8 million for the three months ended August 31, 2018, compared to $3.8 million in the same period last year. The decrease in interest expense was primarily due to lower average levels of debt, partially offset by higher average interest rates compared to the same period last year.

Income Tax Expense

The year-over-year comparison of our effective tax rate is impacted by the mix of taxable income in our various tax jurisdictions. Due to our organization in Bermuda and the ownership structure of our foreign subsidiaries, many of which are not owned directly or indirectly by a U.S. parent company, an immaterial amount of our foreign income is subject to U.S. taxation on a permanent basis under current law. Additionally, our intellectual property is largely owned by our foreign subsidiaries, resulting in proportionally higher earnings in jurisdictions with lower statutory tax rates, which decreases our overall effective tax rate. Our effective tax rate is also impacted by the Tax Cuts and Jobs Act (“the Tax Act”) enacted into law on December 22, 2017. See Note 15 of the accompanying condensed consolidated financial statements for a further discussion of the Tax Act.

For the three months ended August 31, 2018, income tax expense as a percentage of income before income tax was 8.3%, which included tax benefits totaling $0.2 million from share-based compensation settlements. Income tax expense as a percentage of income before income tax was 4.1% for the same period last year, which included a $2.2 million benefit related to the favorable resolution of an uncertain tax position.

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

Income from continuing operations, diluted EPS from continuing operations, adjusted income from continuing operations (non-GAAP), and adjusted diluted EPS from continuing operations (non-GAAP)

In order to provide a better understanding of the impact of certain items on our income and EPS from continuing operations, the analysis that follows reports the comparative after tax impact of non‐cash asset impairment charges, the TRU bankruptcy charge, restructuring charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on income from continuing operations, and diluted EPS from continuing operations for the periods covered below. Adjusted income from continuing operations and adjusted diluted EPS from continuing operations may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100.

	Three Months Ended August 31, 2018
	Income From Continuing Operations			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$47,990	$3,973	$44,017	$1.81	$0.15	$1.66
Restructuring charges	859	41	818	0.03	—	0.03
Subtotal	48,849	4,014	44,835	1.84	0.15	1.69
Amortization of intangible assets	3,402	56	3,346	0.13	—	0.13
Non-cash share-based compensation	4,689	337	4,352	0.18	0.01	0.16
Adjusted (non-GAAP)	$56,940	$4,407	$52,533	$2.14	$0.17	$1.98

Weighted average shares of common stock used in computing diluted EPS						26,557

	Three Months Ended August 31, 2017
	Income From Continuing Operations			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$36,034	$1,462	$34,572	$1.32	$0.05	$1.26
TRU bankruptcy charge	3,596	204	3,392	0.13	0.01	0.12
Subtotal	39,630	1,666	37,964	1.45	0.06	1.39
Amortization of intangible assets	4,690	198	4,492	0.17	0.01	0.16
Non-cash share-based compensation	3,092	341	2,751	0.11	0.01	0.10
Adjusted (non-GAAP)	$47,412	$2,205	$45,207	$1.73	$0.08	$1.65

Weighted average shares of common stock used in computing diluted EPS						27,401

Our income from continuing operations was $44.0 million for the three months ended August 31, 2018 compared to $34.6 million for the same period last year.  Our diluted EPS from continuing operations was $1.66 for the three months ended August 31, 2018 compared to $1.26 for the same period last year.

Adjusted income from continuing operations increased $7.3 million, or 16.2%, to $52.5 million for the three months ended August 31, 2018 compared to $45.2 million the same period last year.  Adjusted diluted EPS from continuing operations increased 20.0% to $1.98 for the three months ended August 31, 2018 compared to $1.65 for the same period last year.  Adjusted diluted EPS increased primarily due to the impact of higher adjusted operating income in our Health & Home and Housewares segments, lower interest expense and lower weighted average diluted shares outstanding compared to the same period last year.

Comparison of First Six Months of Fiscal 2019 to First Six Months of Fiscal 2018

Consolidated and Segment Net Sales

The following table summarizes the impact that core business, foreign exchange and acquisitions, as applicable, had on our net sales revenue by segment:

	Six Months Ended August 31,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2018 sales revenue, net	$213,789	$294,352	$162,299	$670,440
Core business growth (decline)	40,586	41,971	(7,974)	74,583
Impact of foreign currency	426	2,891	(113)	3,204
Change in sales revenue, net	41,012	44,862	(8,087)	77,787
Fiscal 2019 sales revenue, net	$254,801	$339,214	$154,212	$748,227

Total net sales revenue growth	19.2%	15.2%	(5.0)%	11.6%
Core business growth (decline)	19.0%	14.3%	(4.9)%	11.1%
Impact of foreign currency	0.2%	1.0%	(0.1)%	0.5%

In the above table, core business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand is acquired, excluding the impact that foreign currency had on reported net sales. Net sales revenue from internally developed brands or product lines is considered core business activity.

Leadership Brand and Other Net Sales

The following table summarizes our leadership brand and other net sales:

	Six Months Ended August 31,
(in thousands)	2018	2017	$ Change	% Change
Leadership Brand sales revenue, net	$599,804	$509,706	$90,098	17.7%
All other sales revenue, net	148,423	160,734	(12,311)	(7.7)%
Total sales revenue, net	$748,227	$670,440	$77,787	11.6%

Consolidated Net Sales Revenue
Consolidated net sales revenue increased $77.8 million, or 11.6%, to $748.2 million for the six months ended August 31, 2018, compared to $670.4 million for the same period last year. The growth was primarily driven by:

•
a core business increase of $74.6 million, or 11.1%, primarily due to point of sale growth in the brick and mortar channel in our Housewares and Health & Home segments, incremental distribution, increased international sales, growth in online sales, and new product introductions; and

•	the favorable impact from net foreign currency fluctuations of approximately $3.2 million, or 0.5%.

These factors were partially offset by lower brick and mortar sales and the rationalization of certain brands and products in our Beauty segment. Net sales from our Leadership Brands were $599.8 million for the six months ended August 31, 2018, compared to $509.7 million for the same period last year.

Segment Net Sales Revenue

Housewares
Net sales revenue in the Housewares segment increased $41.0 million, or 19.2%, to $254.8 million for the six months ended August 31, 2018, compared to $213.8 million for same period last year. Growth was primarily driven by a core business increase of $40.6 million, or 19.0%, due to point of sale growth with existing domestic customers, higher sales in the club channel, new product introductions and an increase in online sales. These factors were partially offset by lower closeout sales. Segment net sales benefited from the favorable impact of net foreign currency fluctuations of approximately $0.4 million, or 0.2%.

Health & Home
Net sales revenue in the Health & Home segment increased $44.9 million, or 15.2%, to $339.2 million for the six months ended August 31, 2018, compared to $294.4 million for the same period last year. The growth was primarily driven by a core business increase of $42.0 million, or 14.3%, due to higher sales of seasonal products, online growth, incremental distribution and shelf space gains with existing customers and growth in international sales. Segment net sales benefited from the favorable impact of net foreign currency fluctuations of approximately $2.9 million, or 1.0%. These factors were partially offset by the unfavorable comparative impact from the retail fill-in of a new product introduction in the same period last year.

Beauty
Net sales revenue in the Beauty segment decreased $8.1 million, or 5.0%, to $154.2 million for the six months ended August 31, 2018, compared to $162.3 million for the same period last year. The change was primarily driven by a core business decline of $8.0 million, or 4.9%, reflecting a decline in brick and mortar sales and the rationalization of certain brands and products. Segment net sales were unfavorably impacted by net foreign currency fluctuations of approximately $0.1 million, or 0.1%. These factors were partially offset by continued growth in online sales.

Consolidated Gross Profit Margin

Consolidated gross profit margin for the six months ended August 31, 2018 was 40.3%, compared to 41.0% for the same period last year. The decrease in consolidated gross profit margin is primarily due to less favorable channel and product mix and a higher mix of shipments made on a direct import basis, partially offset by the favorable margin impact from growth in our Leadership Brands and the favorable impact from foreign currency.

Consolidated SG&A

Our consolidated SG&A ratio decreased 2.5% percentage points to 27.4% for the six months ended August 31, 2018, compared to 29.9% for the same period last year. The decrease in the consolidated SG&A ratio was primarily due to:

•	the favorable comparative impact of a $3.6 million charge related to the bankruptcy of TRU in the same period last year;

•	lower amortization expense;

•	lower overall advertising expense;

•	the favorable impact of a higher mix of shipments made on a direct import basis;

•	improved distribution and logistics efficiency; and

•	the impact that higher overall net sales had on operating leverage.

These factors were partially offset by the unfavorable comparative impact of foreign currency exchange and forward contract settlements year-over-year.

Asset Impairment Charges

We perform annual impairment tests each fiscal year during the fourth quarter and interim impairment tests, if and when necessary. There were no asset impairment charges recorded in continuing operations during the six months ended August 31, 2018, compared to a pre-tax non-cash asset impairment charge of $4.0 million recorded during the six months ended August 31, 2017 in our Beauty segment.

Restructuring Charges

During the six months ended August 31, 2018, we incurred $2.6 million of pre-tax restructuring charges related primarily to employee severance and termination benefits in our Beauty segment and shared service supply chain operation in connection with Project Refuel. We did not record any restructuring charges in the same period last year.

Operating income, operating margin, adjusted operating income (non-GAAP), and adjusted operating margin (non-GAAP) by segment

In order to provide a better understanding of the comparative impact of certain items on operating income, the tables that follow report the comparative before tax impact of non‐cash asset impairment charges, the TRU bankruptcy, restructuring charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods covered below.  Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100.  These measures are discussed further in this MD&A on page 41.

	Six Months Ended August 31, 2018
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$50,512	19.8%	$33,288	9.8%	$10,187	6.6%	$93,987	12.6%
Restructuring charges	760	0.3%	358	0.1%	1,466	1.0%	2,584	0.3%
Subtotal	51,272	20.1%	33,646	9.9%	11,653	7.6%	96,571	12.9%
Amortization of intangible assets	985	0.4%	5,408	1.6%	1,129	0.7%	7,522	1.0%
Non-cash share-based compensation	3,980	1.6%	4,482	1.3%	2,551	1.7%	11,013	1.5%
Adjusted operating income (non-GAAP)	$56,237	22.1%	$43,536	12.8%	$15,333	9.9%	$115,106	15.4%

	Six Months Ended August 31, 2017
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$41,276	19.3%	$21,659	7.4%	$7,355	4.5%	$70,290	10.5%
Asset impairment charges	—	—	—	—	4,000	2.5%	4,000	0.6%
TRU bankruptcy charge	956	0.4%	2,640	0.9%	—	—%	3,596	0.5%
Subtotal	42,232	19.8%	24,299	8.3%	11,355	7.0%	77,886	11.6%
Amortization of intangible assets	1,129	0.5%	5,576	1.9%	2,833	1.7%	9,538	1.4%
Non-cash share-based compensation	1,941	0.9%	2,260	0.8%	2,029	1.3%	6,230	0.9%
Adjusted operating income (non-GAAP)	$45,302	21.2%	$32,135	10.9%	$16,217	10.0%	$93,654	14.0%

Consolidated
Consolidated operating income was $94.0 million, or 12.6% of net sales, compared to $70.3 million, or 10.5% of net sales, for the same period last year.  The six months ended August 31, 2018 included pre-tax restructuring charges of $2.6 million related to Project Refuel.  Consolidated operating income for the six months ended August 31, 2017 included a $3.6 million charge related to the TRU bankruptcy and a pre-tax non-cash asset impairment charge of $4.0 million. The effect of these items favorably impacted the year-over-year comparison of operating margin by 0.8 percentage points.  The remaining improvement in consolidated operating margin primarily reflects:

•	a higher mix of Leadership Brand sales at a higher operating margin;

•	lower media advertising expense;

•	lower amortization expense;

•	improved distribution and logistics efficiency; and

•	the favorable impact of increased operating leverage from net sales growth.

These factors were partially offset by a less favorable channel and product mix, higher share-based compensation expense related to long-term incentive plans and the unfavorable comparative impact of foreign currency exchange and forward contract settlements year-over-year.

Consolidated adjusted operating income increased 22.9% to $115.1 million, or 15.4% of net sales, compared to $93.7 million, or 14.0% of net sales, for the same period last year.

Housewares
The Housewares segment’s operating income was $50.5 million, or 19.8% of segment net sales for the six months ended August 31, 2018, compared to $41.3 million, or 19.3% of segment net sales, in the same period last year. The 0.5 percentage point increase in segment operating margin is primarily due to:

•	improved distribution and logistics efficiency;

•	a higher mix of Hydro Flask sales;

•	lower advertising expense;

•	the favorable comparative impact of a $1.0 million charge related to the bankruptcy of TRU in the same period last year; and

•	the favorable impact of increased operating leverage from net sales growth.

These factors were partially offset by:

•	a less favorable channel mix;

•	higher share-based compensation expense related to long-term incentive plans;

•	the impact of restructuring charges of $0.8 million; and

•	the unfavorable comparative impact of foreign currency exchange and forward contract settlements year-over-year.

Segment adjusted operating income increased 24.1% to $56.2 million, or 22.1% of segment net sales, compared to $45.3 million, or 21.2% of segment net sales, in the same period last year.

Health & Home
The Health & Home segment’s operating income was $33.3 million, or 9.8% of segment net sales compared to $21.7 million, or 7.4% of segment net sales, in the same period last year. The 2.4 percentage point increase in segment operating margin is primarily due to:

•	the favorable comparative impact of a $2.6 million charge related to the bankruptcy of TRU in the same period last year;

•	the favorable impact of increased operating leverage from net sales growth; and

•	improved distribution and logistics efficiency.

These factors were partially offset by:

•	a less favorable product mix;

•	higher share-based compensation expense related to long-term incentive plans;

•	the unfavorable impact of foreign currency fluctuations and forward contract settlements year-over-year; and

•	restructuring charges of $0.4 million related to Project Refuel.

Segment adjusted operating income increased 35.5% to $43.5 million, or 12.8% of segment net sales, compared to $32.1 million, or 10.9% of segment net sales, in the same period last year.

Beauty
The Beauty segment’s operating income was $10.2 million, or 6.6% of segment net sales, compared to operating income of $7.4 million, or 4.5% of segment net sales, in the same period last year. The 2.1 percentage point increase in segment operating margin is primarily due to:

•	the favorable comparative impact of an asset impairment charge of $4.0 million recorded in the same period last year;

•	lower media advertising expense;

•	lower amortization;

•	improved distribution and logistics efficiency; and

•	cost savings from Project Refuel.

These factors were partially offset by:

•	higher share-based compensation expense related to long-term incentive plans;

•	less favorable product mix;

•	the unfavorable impact of decreased operating leverage from the decline in net sales;

•	pre-tax restructuring charges of $1.5 million; and

•	the unfavorable comparative impact of foreign currency exchange and forward contract settlements year-over-year.

Segment adjusted operating income decreased 5.5% to $15.3 million, or 9.9% of segment net sales, compared to $16.2 million, or 10.0% of segment net sales, in the same period last year.

Interest Expense
Interest expense was $5.4 million for the six months ended August 31, 2018 compared to $7.5 million in the same period last year. The decrease in interest expense is due to lower average levels of debt held during the six months ended August 31, 2018, partially offset by higher overall average interest rates.

Income Tax Expense
The year-over-year comparison of our effective tax rate is impacted by the mix of taxable income in our various tax jurisdictions. Due to our organization in Bermuda and the ownership structure of our foreign subsidiaries, many of which are not owned directly or indirectly by a U.S. parent company, an immaterial amount of our foreign income is subject to U.S. taxation on a permanent basis under current law. Additionally, our intellectual property is largely owned by our foreign subsidiaries, resulting in proportionally higher earnings in jurisdictions with lower statutory tax rates, which decreases our overall effective tax rate. Our effective tax rate is also impacted by the Tax Act enacted into law on December 22, 2017. Please see Note 15 of the accompanying condensed consolidated financial statements for a further discussion of the Tax Act.
For the six months ended August 31, 2018, our income tax expense as a percentage of income before income tax was 7.3%, which includes $0.5 million of tax benefits from share-based compensation settlements and a tax benefit of $0.8 million from the lapse of the statute of limitations related to an uncertain tax position. Income tax expense as a percentage of income before income tax was 1.9% for the same period last year, which included $2.6 million in tax benefits from share-based compensation settlements and $2.8 million of benefits related to the resolution of uncertain tax positions.
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

Income from continuing operations, diluted EPS from continuing operations, adjusted income from continuing operations (non-GAAP), and adjusted diluted EPS from continuing operations (non-GAAP)

In order to provide a better understanding of the impact of certain items on our income and EPS from continuing operations, the analysis that follows reports the comparative after tax impact of non‐cash asset impairment charges, the TRU bankruptcy charge, restructuring charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on income from continuing operations, and diluted EPS from continuing operations for the periods covered below. Adjusted income from continuing operations and adjusted diluted EPS from continuing operations may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100.

	Six Months Ended August 31, 2018
	Income From Continuing Operations			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$88,705	$6,515	$82,190	$3.33	$0.24	$3.09
Restructuring charges	2,584	183	2,401	0.10	0.01	0.09
Subtotal	91,289	6,698	84,591	3.43	0.25	3.18
Amortization of intangible assets	7,522	190	7,332	0.28	0.01	0.28
Non-cash share-based compensation	11,013	606	10,407	0.41	0.02	0.39
Adjusted (non-GAAP)	$109,824	$7,494	$102,330	$4.13	$0.28	$3.85

Weighted average shares of common stock used in computing diluted EPS						26,612

	Six Months Ended August 31, 2017
	Income From Continuing Operations			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$63,058	$1,178	$61,880	$2.31	$0.04	$2.26
Asset impairment charges	4,000	418	3,582	0.15	0.02	0.13
TRU bankruptcy charge	3,596	204	3,392	0.13	0.01	0.12
Subtotal	70,654	1,800	68,854	2.59	0.07	2.52
Amortization of intangible assets	9,538	447	9,091	0.35	0.02	0.33
Non-cash share-based compensation	6,230	680	5,550	0.23	0.02	0.20
Adjusted (non-GAAP)	$86,422	$2,927	$83,495	$3.16	$0.11	$3.06

Weighted average shares of common stock used in computing diluted EPS						27,323

Our income from continuing operations was $82.2 million for the six months ended August 31, 2018 compared to $61.9 million for the same period last year.  Our diluted EPS from continuing operations was $3.09 for the six months ended August 31, 2018 compared to $2.26 for the same period last year.

Adjusted income from continuing operations increased $18.8 million, or 22.6%, to $102.3 million for the six months ended August 31, 2018 compared to $83.5 million the same period last year.  Adjusted diluted EPS from continuing operations increased 25.8% to $3.85 for the six months ended August 31, 2018 compared to $3.06 for the same period last year.  Adjusted diluted EPS increased primarily due to the impact of higher adjusted operating income in our Health & Home and Housewares segments, lower interest expense and lower weighted average diluted shares outstanding compared to the same period last year.

Explanation of Non-GAAP Financial Measures

The tables contained in this MD&A, under the headings “Operating income, operating margin, adjusted operating income (non-GAAP) and adjusted operating margin (non-GAAP) by segment,” "Leadership Brand net sales" and “Income from continuing operations, diluted EPS from continuing operations, adjusted income from continuing operations (non-GAAP), and adjusted diluted EPS from continuing operations (non-GAAP),” respectively, report operating income, operating margin, income from continuing operations and diluted earnings per share from continuing operations without the impact of non-cash asset impairment charges, restructuring charges, the TRU bankruptcy charge, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable.  These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100.  The preceding tables reconcile these measures to their corresponding GAAP-based measures presented in our condensed consolidated statements of income.  We believe that adjusted operating income, adjusted operating margin, adjusted income from continuing operations, Leadership Brand net sales and adjusted diluted EPS from continuing operations provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations.  We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges on net income and earnings per share.  We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors.  We further believe that including the excluded charges would not accurately reflect the underlying performance of our continuing operations for the period in which the charges are incurred, even though such charges may be incurred and reflected in our GAAP financial results in the near future.  The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities.  Our adjusted operating income, adjusted operating margin, adjusted income from continuing operations and adjusted diluted EPS from continuing operations are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies.  Accordingly, undue reliance should not be placed on non-GAAP information.

Financial Condition, Liquidity and Capital Resources

Selected measures of our liquidity and capital resources are shown for the periods below :

	Six Months Ended August 31,
	2018	2017
Accounts Receivable Turnover (Days) (1)	65.4	61.8
Inventory Turnover (Times) (1)	3.3	2.8
Working Capital (in thousands)	$338,360	$280,978
Current Ratio	2.1:1	1.9:1
Ending Debt to Ending Equity Ratio	28.0%	42.8%
Return on Average Equity (1)	14.5%	15.1%
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

Operating Activities

Operating activities from continuing operations provided net cash of $37.3 million for the six months ended August 31, 2018 compared to $59.4 million for the same period last year.  The decrease was primarily driven by an increase in accounts receivable and a dispute settlement payment of $15.0 million, partially offset by increased net income.

Accounts receivable increased $38.1 million to $313.6 million as of August 31, 2018, compared to $275.6 million at the end of fiscal 2018, due to high sales growth in the second half of the quarter and a higher mix of direct import sales, which have longer payment terms. Accounts receivable turnover was 65.4 and 61.8 days at August 31, 2018 and 2017, respectively.

Inventory increased $33.3 million to $284.8 million as of August 31, 2018, compared to $251.5 million at the end of fiscal 2018. Inventory turnover was 3.3 times at August 31, 2018, compared to 2.8 times at the same time last year. The increase in inventory turnover is due primarily to continued focus on inventory management and a higher mix of direct import sales. In a direct import sale, our customers order in bulk ahead of seasonal expectations and the product is shipped directly from our supplier to the customer, relieving us from carrying the related inventory.

Investing Activities

Investing activities from continuing operations used $13.1 million of cash for the six months ended August 31, 2018, compared to $7.6 million for the same period last year.  During the six months ended August 31, 2018, we invested in capital expenditures of $8.8 million for computers, furniture and other equipment and $3.5 million for tools, molds and other production equipment. The year-over-year increase in capital spending relates primarily to the office relocation of the Houswares segment.

Financing Activities

Financing activities from continuing operations used $24.7 million of cash during the six months ended August 31, 2018, compared to $42.6 million for the same period last year.  Highlights of those activities follow:

•	we had draws of $292.3 million against our credit agreement;

•	we repaid $279.7 million drawn against our credit agreement;

•	we repaid $1.9 million of our long-term debt;

•	we received $6.2 million of cash from employees exercising stock options and participating in our employee stock purchase plan;

•	we paid $4.6 million in tax obligations resulting from cashless share award settlements; and

•	we repurchased $37.1 million of our common stock in the open market.

Credit and Other Debt Agreements

Credit Agreement

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1 billion as of August 31, 2018. The commitment under the Credit Agreement terminates on December 7, 2021. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. As of August 31, 2018, the outstanding revolving loan principal balance was $282.0 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $9.0 million. As of August 31, 2018, the amount available for borrowings under the Credit Agreement was $709.0 million. Covenants in our debt agreements limit the amount of total indebtedness we can incur.  As of August 31, 2018, these covenants effectively limited our ability to incur more than $584.5 million of additional debt from all sources, including our Credit Agreement, or $709.0 million in the event a qualified acquisition is consummated.

Other Debt Agreements

We also have an aggregate principal balance of $22.4 million (excluding prepaid financing fees) under a loan agreement with the Mississippi Business Finance Corporation (the “MBFC Loan”) as of August 31, 2018. The borrowings were used to fund construction of our Olive Branch, Mississippi distribution facility. The remaining loan balance is payable as follows: $1.9 million annually on March 1, 2019 through 2022; and $14.8 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

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

The table below provides the formulas currently in effect for certain key financial covenants as defined under our debt agreements:

Applicable Financial Covenant	Credit Agreement and MBFC Loan
Interest Coverage Ratio	EBIT (1) + Interest Expense (1)
Minimum Required: 3.00 to 1.00
Total Current and Long Term Debt (2)
÷
Maximum Leverage Ratio	[EBITDA (1) + Pro Forma Effect of Acquisitions]

Maximum Currently Allowed: 3.50 to 1.00 (3)

Key Definitions:

EBIT:	Earnings Before Non-Cash Charges, Interest Expense and Taxes
EBITDA:	EBIT + Depreciation and Amortization Expense + Share Based Compensation
Pro Forma Effect of Acquisitions:	For any acquisition, pre-acquisition EBITDA of the acquired business is included so that the EBITDA of the acquired business included in the computation equals its twelve month trailing total.
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

Current and Future Capital Needs

We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we continue to evaluate acquisition opportunities on a regular basis.  We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.  We may also elect to repurchase additional shares of common stock up to the balance of our current authorization through May 2020, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities.  As of August 31, 2018, the amount of cash and cash equivalents held by our foreign subsidiaries was $18.4 million, of which, an immaterial amount was held in foreign countries where the funds may not be readily convertible into other currencies.

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

Such risks are not limited to, but may include:

•	our ability to deliver products to our customers in a timely manner and according to their fulfillment standards;

•	the costs of complying with the business demands and requirements of large sophisticated customers;

•	our relationships with key customers and licensors;

•	our dependence on the strength of retail economies and vulnerabilities to any prolonged economic downturn;

•	our dependence on sales to several large customers and the risks associated with any loss or substantial decline in sales to top customers;

•	expectations regarding Project Refuel and any other proposed restructurings;

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

•	the impact of changing costs of raw materials, labor and energy on cost of goods sold and certain operating expenses;

•	the geographic concentration and peak season capacity of certain U.S. distribution facilities increases our exposure to significant shipping disruptions and added shipping and storage costs;

•	our projections of product demand, sales and net income are highly subjective in nature and future sales and net income could vary in a material amount from such projections;

•	the risks associated with the use of trademarks licensed from and to third parties;

•	our ability to develop and introduce a continuing stream of new products to meet changing consumer preferences;

•	trade barriers, exchange controls, expropriations, and other risks associated with U.S. and foreign operations;

•	the risks associated with significant tariffs or other restrictions on imports from China or any retaliatory trade measures taken by China;

•	the risks to our liquidity as a result of changes to capital market conditions and other constraints or events that impose constraints on our cash resources and ability to operate our business;

•	the costs, complexity and challenges of upgrading and managing our global information systems;

•	the risks associated with information security breaches;

•	the risks associated with product recalls, product liability, other claims, and related litigation against us;

•	the risks associated with accounting for tax positions, tax audits and related disputes with taxing authorities;

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2018. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of August 31, 2018, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our fiscal quarter ended August 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 31, 2018, we settled a patent infringement dispute related to two forehead thermometer models sold by our subsidiary, Kaz USA, Inc., in the United States and made a settlement payment of $15.0 million, which was accrued in prior periods along with related legal fees and other costs.  See Note 10 to the accompanying condensed consolidated financial statements for further discussion.

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

The ownership of our common stock involves a number of risks and uncertainties. When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, Item 1A. “Risk Factors” of our annual report on Form 10-K for the fiscal year ended February 28, 2018.  Since the filing of our annual report on Form 10-K, there have been no material changes in our risk factors from those disclosed therein, except for the following:

If significant tariffs or other restrictions are placed on imports from China or any retaliatory trade measures are taken by China, our business and results of operations could be materially and adversely affected.

We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the United States. This concentration exposes us to risks associated with doing business globally, including changes in tariffs. The Office of the United States Trade Representative identified certain Chinese imported goods for additional tariffs to address China’s trade policies and practices. These tariffs could have a material adverse effect on our business and results of operations. Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, impose additional tariffs on imports from China and potentially impose other restrictions on exports from China to the United States. Consequently, it is possible further and or higher tariffs will be imposed on products imported from foreign countries, including China, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs. This may cause us to raise prices or make changes to our operations, any of which could have a material adverse effect on our business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our share repurchase activity for the periods shown:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
June 1 through June 30, 2018	7,048	$91.13	7,048	$285,831
July 1 through July 31, 2018	—	—	—	285,831
August 1 through August 31, 2018	429	115.80	429	$285,781
Total	7,477	$92.55	7,477

(1)
The number of shares above includes shares of common stock acquired from employees who tendered shares to: i) satisfy the tax withholding on equity awards as part of our long-term incentive plans or ii) satisfy the exercise price on stock option exercises. For the three months ended August 31, 2018, 7,477 shares were acquired at a weighted average per share price of $92.55.

(2)
Reflects the remaining dollar value of shares that may yet be purchased under our Stock Repurchase Plan through the end of August 31, 2018 as authorized by the Company's Board of Directors in May 2017. For additional information, see Note 8 to the accompanying condensed consolidated financial statements.

n

ITEM 6.	EXHIBITS
	(a)	Exhibits

10.1
Helen of Troy Limited 2018 Stock Incentive Plan (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 28, 2018).

10.2
Helen of Troy Limited 2018 Employee Stock Purchase Plan (incorporated by reference to Annex C to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 28, 2018).

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

HELEN OF TROY LIMITED
(Registrant)

Date:	October 10, 2018	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date:	October 10, 2018	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer