Form 10-Q
period 2018-11-30
HELEN OF TROY LTD
filed 2019-01-09
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2018
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 4, 2019
Common Shares, $0.10 par value, per share	25,594,840 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES
FORM 10‐Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except shares and par value)	November 30, 2018	February 28, 2018
Assets
Assets, current:
Cash and cash equivalents	$19,136	$20,738
Receivables - principally trade, less allowances of $1,788 and $2,912	339,124	275,565
Inventory	300,648	251,511
Prepaid expenses and other current assets	14,437	9,545
Income taxes receivable	—	349
Total assets, current	673,345	557,708

Property and equipment, net of accumulated depreciation of $122,602 and $115,202	130,940	123,503
Goodwill	602,320	602,320
Other intangible assets, net of accumulated amortization of $178,087 and $167,354	294,565	302,915
Deferred tax assets, net	9,942	16,654
Other assets, net of accumulated amortization of $2,092 and $2,022	14,257	20,617
Total assets	$1,725,369	$1,623,717

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$146,035	$129,341
Accrued expenses and other current liabilities	184,237	168,261
Income taxes payable	3,181	—
Long-term debt, current maturities	1,884	1,884
Total liabilities, current	335,337	299,486

Long-term debt, excluding current maturities	337,846	287,985
Deferred tax liabilities, net	5,155	7,096
Other liabilities, noncurrent	13,773	14,691
Total liabilities	692,111	609,258

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 25,593,327 and 26,575,634 shares issued and outstanding	2,534	2,658
Additional paid in capital	244,888	230,676
Accumulated other comprehensive income	5,207	631
Retained earnings	780,629	780,494
Total stockholders' equity	1,033,258	1,014,459
Total liabilities and stockholders' equity	$1,725,369	$1,623,717

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands, except per share data)	2018	2017	2018	2017
Sales revenue, net	$431,081	$420,841	$1,179,308	$1,091,281
Cost of goods sold	249,236	242,703	695,732	638,096
Gross profit	181,845	178,138	483,576	453,185

Selling, general and administrative expense ("SG&A")	120,524	109,633	325,684	310,390
Asset impairment charges	—	—	—	4,000
Restructuring charges	25	1,165	2,609	1,165
Operating income	61,296	67,340	155,283	137,630

Nonoperating income, net	15	34	175	281
Interest expense	(2,971)	(3,505)	(8,413)	(10,984)
Income before income tax	58,340	63,869	147,045	126,927

Income tax expense	4,020	5,245	10,535	6,423
Income from continuing operations	54,320	58,624	136,510	120,504

Loss from discontinued operations, net of tax	(4,850)	(89,060)	(5,231)	(136,139)
Net income (loss)	$49,470	$(30,436)	$131,279	$(15,635)

Earnings (loss) per share - basic:
Continuing operations	$2.08	$2.16	$5.19	$4.44
Discontinued operations	(0.19)	(3.28)	(0.20)	(5.02)
Total earnings (loss) per share - basic	$1.90	$(1.12)	$4.99	$(0.58)

Earnings (loss) per share - diluted:
Continuing operations	$2.06	$2.15	$5.15	$4.41
Discontinued operations	(0.18)	(3.27)	(0.20)	(4.99)
Total earnings (loss) per share - diluted	$1.88	$(1.12)	$4.95	$(0.57)

Weighted average shares of common stock used in computing earnings per share:
Basic	26,057	27,113	26,321	27,140
Diluted	26,366	27,267	26,520	27,304

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended November 30,
	2018			2017
	Before Tax	Tax (Expense) Benefit	Net of Tax	Before Tax	Tax (Expense) Benefit	Net of Tax
(in thousands)
Income from continuing operations	$58,340	$(4,020)	$54,320	$63,869	$(5,245)	$58,624
Loss from discontinued operations	(6,325)	1,475	(4,850)	(83,084)	(5,976)	(89,060)
Net income (loss)	52,015	(2,545)	49,470	(19,215)	(11,221)	(30,436)

Other comprehensive income
Cash flow hedge activity - interest rate swap
Changes in fair market value	(4)	50	46	753	(290)	463
Adoption of ASU No. 2018-02	—	—	—	—	—	—
Subtotal	(4)	50	46	753	(290)	463

Cash flow hedge activity - foreign currency contracts
Changes in fair market value	(563)	96	(467)	2,928	(725)	2,203
Settlements reclassified to income	1,178	(197)	981	(1,328)	271	(1,057)
Adoption of ASU No. 2018-02	—	—	—	—	—	—
Subtotal	615	(101)	514	1,600	(454)	1,146
Total other comprehensive income (loss)	611	(51)	560	2,353	(744)	1,609
Comprehensive income (loss)	$52,626	$(2,596)	$50,030	$(16,862)	$(11,965)	$(28,827)

	Nine Months Ended November 30,
	2018			2017
	Before Tax	Tax (Expense) Benefit	Net of Tax	Before Tax	Tax (Expense) Benefit	Net of Tax
(in thousands)
Income from continuing operations	$147,045	$(10,535)	$136,510	$126,927	$(6,423)	$120,504
Loss from discontinued operations	(6,809)	1,578	(5,231)	(136,729)	590	(136,139)
Net income (loss)	140,236	(8,957)	131,279	(9,802)	(5,833)	(15,635)

Other comprehensive income
Cash flow hedge activity - interest rate swap
Changes in fair market value	72	29	101	753	(290)	463
Adoption of ASU No. 2018-02	—	150	150	—	—	—
Subtotal	72	179	251	753	(290)	463

Cash flow hedge activity - foreign currency contracts
Changes in fair market value	3,962	(504)	3,458	(1,275)	75	(1,200)
Settlements reclassified to income	1,101	(236)	865	(2,208)	434	(1,774)
Adoption of ASU No. 2018-02	—	2	2	—	—	—
Subtotal	5,063	(738)	4,325	(3,483)	509	(2,974)
Total other comprehensive income (loss)	5,135	(559)	4,576	(2,730)	219	(2,511)
Comprehensive income (loss)	$145,371	$(9,516)	$135,855	$(12,532)	$(5,614)	$(18,146)

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended November 30,
(in thousands)	2018	2017
Cash provided by operating activities:
Net income (loss)	$131,279	$(15,635)
Less: Loss from discontinued operations	(5,231)	(136,139)
Income from continuing operations	136,510	120,504
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	22,490	25,139
Amortization of financing costs	761	632
Provision for doubtful receivables	725	2,045
Non-cash share-based compensation	17,029	10,619
Non-cash intangible asset impairment charges	—	4,000
Gain on the sale or disposal of property and equipment	(536)	(10)
Deferred income taxes and tax credits	4,060	(54,355)
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	(64,284)	(77,017)
Inventories	(49,137)	2,795
Prepaid expenses and other current assets	(1,149)	(3,356)
Other assets and liabilities, net	5,554	(1,184)
Accounts payable	16,694	(1,961)
Accrued expenses and other current liabilities	17,809	21,425
Accrued income taxes	2,969	53,637
Net cash provided by operating activities - continuing operations	109,495	102,913
Net cash provided (used) by operating activities - discontinued operations	(5,231)	4,716
Net cash provided by operating activities	104,264	107,629

Cash used by investing activities:
Capital and intangible asset expenditures	(22,166)	(10,375)
Proceeds from the sale of property and equipment	1,125	13
Net cash used by investing activities - continuing operations	(21,041)	(10,362)
Net cash used by investing activities - discontinued operations	—	(9,479)
Net cash used by investing activities	(21,041)	(19,841)

Cash used by financing activities:
Proceeds from line of credit	462,350	389,500
Repayment of line of credit	(411,350)	(444,200)
Repayment of long-term debt	(1,900)	(5,700)
Proceeds from share issuances under share-based compensation plans	7,802	6,670
Payment of tax obligations resulting from cashless share award settlements	(4,660)	(6,830)
Payments for repurchases of common stock	(137,067)	(29,158)
Net cash used by financing activities - continuing operations	(84,825)	(89,718)
Net cash used by financing activities - discontinued operations	—	—
Net cash used by financing activities	(84,825)	(89,718)

Net decrease in cash and cash equivalents	(1,602)	(1,930)
Cash and cash equivalents, beginning balance	20,738	23,087
Cash and cash equivalents, ending balance	19,136	21,157
Less: Cash and cash equivalents of discontinued operations, ending balance	—	1,232
Cash and cash equivalents of continuing operations, ending balance	$19,136	$19,925

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
November 30, 2018

Note 1 - Basis of Presentation and Related Information

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of November 30, 2018 and February 28, 2018, and the results of our consolidated operations for the interim periods presented.  We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2018, and our other reports on file with the Securities and Exchange Commission (“SEC”).

When used in these notes, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. We refer to our common shares, par value $0.10 per share, as “common stock.” References to the "FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to United States (“U.S.”) generally accepted accounting principles.  References to “ASU” refer to the codification of GAAP in the Accounting Standards Updates issued by the FASB.  References to "ASC" refer to the codification of GAAP in the Accounting Standards Codification issued by the FASB.

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

We have reclassified, combined or separately disclosed certain amounts in the prior years’ condensed consolidated financial statements and accompanying footnotes to conform with the current period’s presentation, including discontinued operations (see Note 4) and the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606)  (see Notes 2 and 3).

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

The effect of the adoption of ASU 2014-9 on the condensed consolidated financial statements from continuing operations is as follows:

(in thousands)	Before Reclassification		After Reclassification
Balance Sheet	February 28, 2018	Reclassification	February 28, 2018
Receivables	$273,168	$2,397	$275,565
Accrued expenses and other current liabilities	$165,864	$2,397	$168,261

(in thousands)	Before Reclassification		After Reclassification
Statement of Income	Three Months Ended November 30, 2017	Reclassification	Three Months Ended November 30, 2017
Sales revenue, net	$423,709	$(2,868)	$420,841
SG&A	$112,501	$(2,868)	$109,633

(in thousands)	Before Reclassification		After Reclassification
Statement of Income	Nine Months Ended November 30, 2017	Reclassification	Nine Months Ended November 30, 2017
Sales revenue, net	$1,098,900	$(7,619)	$1,091,281
SG&A	$318,009	$(7,619)	$310,390

Note 4 – Discontinued Operations

In December 2017, we completed the divestiture of the Nutritional Supplements segment through the sale of Healthy Directions LLC and its subsidiaries ("Healthy Directions") to Direct Digital, LLC. The purchase price from the sale was comprised of $46.0 million in cash, which was paid at closing, and a supplemental payment with a target value of $25.0 million, payable on or before August 1, 2019.  The final amount of the supplemental payment has been adjusted based on a settlement with respect to the calculation of the performance of Healthy Directions through February 28, 2018.  During the third quarter of fiscal 2019, we reduced the estimated value of the supplemental payment to $10.8 million and recorded a corresponding pre-tax charge of $5.8 million ($4.4 million after tax) to discontinued operations. Also, during the third quarter of fiscal 2019, we recorded an additional charge of $0.5 million (before and after tax) to discontinued operations, resulting from the resolution of certain contingencies. In conjunction with the sale of the business, we have agreed to provide certain transition services for up to an eighteen-month period following the closing of the transaction.

There were no balance sheet amounts related to discontinued operations for either period presented. The results of operations associated with discontinued operations are presented in the following table:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2018	2017	2018	2017
Sales revenue, net	$—	$29,337	$—	$92,213
Cost of goods sold	—	8,568	—	26,860
Gross profit	—	20,769	—	65,353

Selling, general and administrative expense ("SG&A")	—	21,394	—	69,324
Asset impairment charges (1)	—	82,227	—	132,297
Restructuring charges	—	118	—	118
Operating loss	—	(82,970)	—	(136,386)

Gain (loss) on sale before income tax (2)	(6,325)	—	(6,809)	—
Interest expense	—	(114)	—	(343)
Loss before income tax	(6,325)	(83,084)	(6,809)	(136,729)

Income tax benefit (expense)	1,475	(5,976)	1,578	590
Loss from discontinued operations	$(4,850)	$(89,060)	$(5,231)	$(136,139)

(1)
Included pre-tax non-cash asset impairment charges consisting of $70.6 million to goodwill and $11.6 million to indefinite-lived brand assets for the three months ended November 30, 2017. Included pre-tax non-cash asset impairment charges consisting of $96.6 million to goodwill and $35.7 million to indefinite-lived brand assets for the nine months ended November 30, 2017.

(2)	Includes adjustments recorded during fiscal 2019 to the initial estimated gain on sale before income tax recorded in the fourth quarter of fiscal 2018.

Note 5 – Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

(in thousands)	Estimated Useful Lives (Years)			November 30, 2018	February 28, 2018
Land		-		$12,644	$12,800
Building and improvements	3	-	40	104,227	106,870
Computer, software, furniture and other equipment	3	-	15	81,038	79,657
Tools, molds and other production equipment	1	-	10	36,471	33,466
Construction in progress		-		19,162	5,912
Property and equipment, gross				253,542	238,705
Less accumulated depreciation				(122,602)	(115,202)
Property and equipment, net				$130,940	$123,503

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)	November 30, 2018	February 28, 2018
Accrued compensation, benefits and payroll taxes	$32,196	$37,666
Accrued sales discounts and allowances	34,134	28,311
Accrued sales returns	27,391	24,842
Accrued advertising	31,449	25,324
Accrued legal fees and settlements	2,162	17,243
Other	56,905	34,875
Total accrued expenses and other current liabilities	$184,237	$168,261

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

	November 30, 2018				February 28, 2018
(in thousands)	Gross Carrying Amount	Cumulative Goodwill Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Cumulative Goodwill Impairments	Accumulated Amortization	Net Book Value
Housewares:
Goodwill	$282,056	$—	$—	$282,056	$282,056	$—	$—	$282,056
Trademarks - indefinite	134,200	—	—	134,200	134,200	—	—	134,200
Other intangibles - finite	41,284	—	(18,915)	22,369	40,828	—	(17,530)	23,298
Subtotal	457,540	—	(18,915)	438,625	457,084	—	(17,530)	439,554

Health & Home:
Goodwill	284,913	—	—	284,913	284,913	—	—	284,913
Trademarks - indefinite	54,000	—	—	54,000	54,000	—	—	54,000
Licenses - finite	17,050	—	(15,315)	1,735	15,300	—	(15,300)	—
Licenses - indefinite	7,400	—	—	7,400	7,400	—	—	7,400
Other intangibles - finite	117,763	—	(85,243)	32,520	117,586	—	(77,128)	40,458
Subtotal	481,126	—	(100,558)	380,568	479,199	—	(92,428)	386,771

Beauty:
Goodwill	81,841	(46,490)	—	35,351	81,841	(46,490)	—	35,351
Trademarks - indefinite	30,407	—	—	30,407	30,407	—	—	30,407
Trademarks - finite	150	—	(101)	49	150	—	(97)	53
Licenses - indefinite	10,300	—	—	10,300	10,300	—	—	10,300
Licenses - finite	13,696	—	(12,403)	1,293	13,696	—	(12,166)	1,530
Other intangibles - finite	46,402	—	(46,110)	292	46,402	—	(45,133)	1,269
Subtotal	182,796	(46,490)	(58,614)	77,692	182,796	(46,490)	(57,396)	78,910
Total	$1,121,462	$(46,490)	$(178,087)	$896,885	$1,119,079	$(46,490)	$(167,354)	$905,235

The following table summarizes the amortization expense attributable to intangible assets recorded in SG&A in the condensed consolidated statements of income for the periods shown below, as well as our estimated amortization expense for fiscal 2019 through 2024:

Aggregate Amortization Expense
For the three months ended (in thousands)
November 30, 2018	$3,300
November 30, 2017	4,660

Aggregate Amortization Expense
For the nine months ended (in thousands)
November 30, 2018	$10,822
November 30, 2017	14,198

Estimated Amortization Expense (in thousands)
Fiscal 2019	$14,110
Fiscal 2020	13,127
Fiscal 2021	10,459
Fiscal 2022	4,047
Fiscal 2023	3,975
Fiscal 2024	3,664

Note 7 – Share-Based Compensation Plans

We have equity awards outstanding under several share-based compensation plans. During the three- and nine-months ended November 30, 2018, we had the following share-based compensation activity:

•	We issued 1,160 and 3,897 shares to non-employee Board members with a total grant date fair value of $0.1 and $0.3 million, respectively, and share prices of $120.70 and $100.08, respectively.

•
We granted time-vested restricted stock units ("RSUs") that may be settled for 77,834 and 149,632 shares of common stock, respectively. The RSU grants have a weighted average grant price of $125.44 and $106.67 per share, respectively, for a total award fair value at date of grant of $9.8 million and $16.0 million, respectively.

•
There were no performance-based restricted stock units ("PSUs") granted during the three months ended November 30, 2018. For the nine-months ended November 30, 2018, we granted PSUs that may be settled for 76,064 shares of common stock with a weighted average grant price of $86.24 per share and a total award fair value at date of grant of $6.6 million.

•
RSUs for 875 and 37,942 shares vested and settled, respectively, with a total fair value at settlement of $0.1 and $3.4 million and a weighted average grant price of $126.99 and $89.55 per share, respectively.

•
PSUs for 2,213 and 102,617 shares vested and settled, respectively, with a total grant date fair value of $0.3 and $9.4 million, and a weighted average grant price of $126.94 and $91.88 per share, respectively.

•	Employees exercised stock options to purchase 9,584 and 120,768 shares of common stock, respectively.

The Helen of Troy Limited 2008 Employee Stock Purchase Plan (“2008 ESPP”) became effective on September 1, 2008, and expired by its terms on September 1, 2018. On August 22, 2018, our shareholders approved the 2018 Employee Stock Purchase Plan (the "2018 ESPP"). The aggregate number of shares of common stock that may be purchased under the 2018 ESPP will not exceed 750,000 shares. Under the terms of the plan, employees may authorize the withholding of up to 15% of their wages or salaries to purchase our shares of common stock, not to exceed $25,000 of the fair market value of such shares for any calendar year. The purchase price for shares acquired under the 2018 ESPP is equal to the lower of 85% of the share's fair market value on either the first day of each option period or the last day of each period. The plan will expire by its terms on September 1, 2028. Shares of common stock purchased under the 2018 ESPP vest immediately at the time of purchase. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase. For the three months ended November 30, 2018, employees purchased 14,222 shares under the 2018 ESPP.

The Helen of Troy Limited 2008 Stock Incentive Plan (“2008 Stock Incentive Plan”) and the 2008 Non-Employee Directors Stock Incentive Plan ("2008 Directors' Plan") became effective on August 19, 2008, and expired by their terms on August 19, 2018. On August 22, 2018, our shareholders approved the 2018 Stock Incentive Plan (the “2018 Plan”). The 2018 Plan permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. The aggregate number of shares for issuance under the 2018 Plan will not exceed 2,000,000 shares. As of November 30, 2018, there were 1,922,806 shares remaining for issuance under the 2018 Plan.

We recorded the following share-based compensation expense in SG&A for the periods shown below:

	Three Months Ended November 30,
(in thousands, except per share data)	2018	2017
Stock options	$128	$327
Directors stock compensation	200	175
Performance based and other stock awards	5,419	3,939
Employee stock purchase plan	329	—
Share-based compensation expense	6,076	4,441
Less income tax benefits	(398)	(781)
Share-based compensation expense, net of income tax benefits	$5,678	$3,660

Impact of share-based compensation on earnings per share from continuing operations:
Basic	$0.22	$0.13
Diluted	$0.22	$0.13

	Nine Months Ended November 30,
(in thousands, except per share data)	2018	2017
Stock options	$655	$1,289
Directors stock compensation	550	575
Performance based and other stock awards	15,337	8,664
Employee stock purchase plan	651	263
Share-based compensation expense	17,193	10,791
Less income tax benefits	(1,009)	(1,862)
Share-based compensation expense, net of income tax benefits	$16,184	$8,929

Impact of share-based compensation on earnings per share from continuing operations:
Basic	$0.61	$0.33
Diluted	$0.61	$0.33

Note 8 – Repurchase of Helen of Troy Common Stock

On May 10, 2017, our Board of Directors authorized the repurchase of up to $400 million of our outstanding common stock.  The authorization is effective for a period of three years and replaced our existing repurchase authorization, of which approximately $82 million remained. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities.  As of November 30, 2018, our repurchase authorization allowed for the purchase of $185.6 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands, except share and per share data)	2018	2017	2018	2017
Common stock repurchased on the open market:
Number of shares	813,696	311,100	1,220,721	311,100
Aggregate value of shares	$100,000	$29,158	$137,067	$29,158
Average price per share	$122.90	$93.72	$112.28	$93.72

Common stock received in connection with share-based compensation:
Number of shares	1,398	299	58,470	72,864
Aggregate value of shares	$175	$27	$5,348	$7,000
Average price per share	$125.03	$91.94	$91.47	$96.07

Note 9 – Restructuring Plan

In October 2017, we announced that we had approved a restructuring plan (referred to as “Project Refuel”) intended to enhance the performance of primarily the Beauty and former Nutritional Supplements segments. Project Refuel includes a reduction-in-force and the elimination of certain contracts and operating expenses.  During the first quarter of fiscal 2019, we expanded Project Refuel to include the realignment and streamlining of our supply chain structure.  We are targeting total annualized profit improvements of approximately $8.0 to $10.0 million over the duration of the plan.  We estimate the plan will be completed by the first quarter of fiscal 2020, and expect to incur total restructuring charges in the range of approximately $5.0 to $5.5 million during the period of the plan. Restructuring provisions are determined based on estimates prepared at the time the restructuring actions are approved by management and are revised periodically.

Restructuring charges for the three months ended November 30, 2018 were not meaningful. We incurred $2.6 million of pre-tax restructuring charges during the nine months ended November 30, 2018, related primarily to employee severance and termination benefits. These charges were primarily related to our Beauty segment and shared service supply chain initiatives.  Our program to date has incurred $4.5 million of pre-tax restructuring costs related to employee severance and termination benefits and contract termination costs.

During the three and nine months ended November 30, 2018, we made cash restructuring payments of $0.9 and $2.5 million, respectively. We had a remaining liability of $0.8 million as of November 30, 2018.

During the three and nine months ended November 30, 2017, we incurred $1.2 million of pre-tax restructuring costs related to employee severance and termination benefits for our Beauty segment.

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

Note 11 – Long-Term Debt

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provided for an unsecured total revolving commitment of $1.0 billion as of November 30, 2018. The commitment under the Credit Agreement terminates on December 7, 2021. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time.  We also incur loan commitment fees and letter of credit fees under the Credit Agreement.  Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis.  As of November 30, 2018, the outstanding revolving loan principal balance was $320.4 million (excluding prepaid financing fees) and the face amount of outstanding letters of credit was $9.0 million. For the three and nine months ended November 30, 2018, borrowings under the Credit Agreement incurred interest charges at rates ranging from 3.1% to 5.3% and 2.8% to 5.3%, respectively. For the three and nine months ended November 30, 2017, borrowings under the Credit Agreement incurred interest charges at rates ranging from 2.5% to 4.5% and 2.3% to 4.8%, respectively. As of November 30, 2018, the amount available for borrowings under the Credit Agreement was $670.6 million. Covenants in our debt agreements limit the amount of total indebtedness we can incur.  As of November 30, 2018, these covenants effectively limited our ability to incur more than $526.5 million of additional debt from all sources, including our Credit Agreement, or $670.6 million in the event a qualified acquisition is consummated.  The following table summarizes our long-term debt as of the end of the periods shown:

LONG-TERM DEBT

(in thousands)	Original Date Borrowed	Interest Rates	Matures	November 30, 2018	February 28, 2018
Mississippi Business Finance Corporation Loan (the "MBFC Loan") (1)	03/13	Floating	03/23	$22,331	$24,219
Credit Agreement (2)	01/15	Floating	12/21	317,399	265,650
Total long-term debt				339,730	289,869
Less current maturities of long-term debt				(1,884)	(1,884)
Long-term debt, excluding current maturities				$337,846	$287,985

(1)
The MBFC Loan is unsecured with an original balance of $37.6 million and incurs floating interest based on applicable LIBOR plus a margin of up to 2.0%, or a Base Rate plus a margin of up to 1.0%, as determined by the interest rate elected and the Leverage Ratio. The loan is subject to holder’s call on or after March 1, 2018.  The loan can be prepaid without penalty.  The remaining principal balance is payable as follows: $1.9 million annually on March 1, 2019 through 2022; and $14.8 million on March 1, 2023.  Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

(2)
Floating interest rates are hedged with an interest rate swap to effectively fix interest rates on $100 million of the outstanding principal balance under the Credit Agreement.  Notes 12 and 13 to these condensed consolidated financial statements provide additional information regarding the interest rate swap.

At November 30, 2018 and February 28, 2018, our long-term debt has floating interest rates, and its book value approximates its fair value.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries.  Our debt agreements require the maintenance of certain financial covenants, including maximum leverage ratios, minimum interest coverage ratios and minimum consolidated net worth levels (as each of these terms is defined in the various agreements).  Our debt agreements also contain other customary covenants.  We were in compliance with the terms of these agreements as of November 30, 2018.

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

The following tables present the fair value of our financial assets and liabilities measured on a recurring basis as of the end of the periods shown:

Fair Values at
November 30, 2018
(in thousands)	(Level 2) (1)
Assets:
Money market accounts	$646
Interest rate swap	2,553
Foreign currency contracts	4,057
Total assets	$7,256

Liabilities:
Floating rate debt	$339,730
Foreign currency contracts	64
Total liabilities	$339,794

Fair Values at
February 28, 2018
(in thousands)	(Level 2) (1)
Assets:
Money market accounts	$1,107
Interest rate swap	2,481
Foreign currency contracts	642
Total assets	$4,230

Liabilities:
Floating rate debt	$289,869
Foreign currency contracts	2,606
Total liabilities	$292,475

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

Note 13 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar.  By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses.  As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  During the three and nine months ended November 30, 2018 and 2017, approximately 13% of our net sales revenue was in foreign currencies, respectively. These sales were primarily denominated in Euros, Canadian Dollars, British Pounds, and Mexican Pesos.

In our condensed consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities, are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.  During the three and nine months ended November 30, 2018, we recorded net foreign exchange gains (losses) from remeasurement, including the impact of foreign currency hedges and cross-currency debt swaps of $0.3 million and $(0.8) million, respectively, in SG&A, and $0.0 million and $0.5 million, respectively, in income tax expense. For the three and nine months ended November 30, 2017, we recorded net foreign exchange gains (losses) from remeasurement, including the impact of foreign currency hedges and cross-currency debt swaps, of $(2.2) million and $(1.5) million, respectively, in SG&A and $(0.1) million and $(0.7) million, respectively, in income tax expense.

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

Interest Rate Risk - Interest on our outstanding debt as of November 30, 2018 is based on floating interest rates.  If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with an interest rate swap to effectively fix interest rates on $100.0 million of the outstanding principal balance under the Credit Agreement, which totaled $320.4 million (excluding prepaid finance fees) as of November 30, 2018.

The following table summarizes the fair values of our derivative instruments as of the end of the periods shown:

(in thousands)	November 30, 2018
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non-current
Foreign currency contracts - sell Euro	Cash flow	11/2019	€20,500	$1,759	$—	$—	$—
Foreign currency contracts - sell Canadian Dollars	Cash flow	01/2020	$16,000	477	26	—	—
Foreign currency contracts - sell Pounds	Cash flow	02/2020	£18,500	1,490	81	—	—
Foreign currency contracts - sell Mexican Pesos	Cash flow	09/2019	$40,000	39	—	—	—
Interest rate swap	Cash flow	12/2021	$100,000	901	1,652	—	—
Subtotal				4,666	1,759	—	—

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swap - Euro	(1)	04/2020	$5,280	—	185	—	—
Foreign currency contracts - cross-currency debt swaps - Pound	(1)	04/2020	$6,395	—	—	—	64
Subtotal				—	185	—	64
Total fair value				$4,666	$1,944	$—	$64

(in thousands)	February 28, 2018
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non-current
Foreign currency contracts - sell Euro	Cash flow	07/2019	€38,000	$—	$102	$1,320	$—
Foreign currency contracts - sell Canadian Dollars	Cash flow	06/2019	$27,750	378	101	—	—
Foreign currency contracts - sell Pounds	Cash flow	04/2019	£19,500	—	56	513	—
Foreign currency contracts - sell Mexican Pesos	Cash flow	05/2018	$20,000	5	—	—	—
Interest rate swap	Cash flow	12/2021	$100,000	539	1,942	—	—
Subtotal				922	2,201	1,833	—
Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swap - Euro	(1)	04/2020	$5,280	—	—	—	208
Foreign currency contracts - cross-currency debt swaps - Pound	(1)	04/2020	$6,395	—	—	—	565
Subtotal				—	—	—	773
Total fair value				$922	$2,201	$1,833	$773

(1)
These are foreign currency contracts for which we have not elected hedge accounting.  We refer to them as “cross-currency debt swaps”. They, in effect, adjust the currency denomination of a portion of our outstanding debt to the Euro and British Pound, as applicable, for the notional amounts reported, creating an economic hedge against currency movements.

The following table summarizes the pre-tax effect of derivative instruments for the periods shown:

	Three Months Ended November 30,
	Gain (Loss) Recognized in OCI (effective portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income			Gain (Loss) Recognized As Income
(in thousands)	2018	2017	Location	2018	2017	Location	2018	2017
Currency contracts - cash flow hedges	$(563)	$2,928	SG&A	$(1,178)	$1,328		$—	$—
Interest rate swaps - cash flow hedges	(4)	753	Interest expense	—	—	Interest expense	136	(48)
Cross-currency debt swaps - principal	—	—		—	—	SG&A	228	(419)
Cross-currency debt swaps - interest	—	—		—	—	Interest Expense	73	74
Total	$(567)	$3,681		$(1,178)	$1,328		$437	$(393)

	Nine Months Ended November 30,
	Gain (Loss) Recognized in OCI (effective portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income			Gain (Loss) Recognized As Income
(in thousands)	2018	2017	Location	2018	2017	Location	2018	2017
Currency contracts - cash flow hedges	$3,962	$(1,275)	SG&A	$(1,101)	$2,208		$—	$—
Interest rate swaps - cash flow hedges	72	753	Interest expense	—	—	Interest expense	347	(48)
Cross-currency debt swaps - principal	—	—		—	—	SG&A	894	(1,183)
Cross-currency debt swaps - interest	—	—		—	—	Interest Expense	147	74
Total	$4,034	$(522)		$(1,101)	$2,208		$1,388	$(1,157)

We expect pre-tax net gains of $4.7 million associated with foreign currency contracts and interest rate swaps currently reported in accumulated other comprehensive income, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle.

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

Note 14 – Segment Information
The following tables present segment information included in continuing operations for the periods shown:

	Three Months Ended November 30, 2018
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$142,937	$187,863	$100,281	$431,081
Restructuring charges	(20)	—	45	25
Operating income	29,839	19,213	12,244	61,296
Capital and intangible asset expenditures	5,534	3,128	443	9,105
Depreciation and amortization	1,408	4,326	1,461	7,195

	Three Months Ended November 30, 2017
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$128,261	$189,240	$103,340	$420,841
Restructuring charges	—	—	1,165	1,165
Operating income	29,809	27,584	9,947	67,340
Capital and intangible asset expenditures	1,705	500	565	2,770
Depreciation and amortization	1,444	4,232	2,707	8,383

	Nine Months Ended November 30, 2018
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$397,738	$527,077	$254,493	$1,179,308
Restructuring charges	740	358	1,511	2,609
Operating income	80,351	52,501	22,431	155,283
Capital and intangible asset expenditures	12,830	7,783	1,553	22,166
Depreciation and amortization	4,414	12,703	5,373	22,490

	Nine Months Ended November 30, 2017
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$342,050	$483,592	$265,639	$1,091,281
Restructuring charges	—	—	1,165	1,165
Asset impairment charges	—	—	4,000	4,000
Operating income	71,085	49,243	17,302	137,630
Capital and intangible asset expenditures	6,463	2,746	1,166	10,375
Depreciation and amortization	4,290	12,553	8,296	25,139

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

We continue to apply the guidance in Staff Accounting Bulletin No. 118 (“SAB 118”) and as of November 30, 2018, we have not completed the accounting for all the tax effects enacted under Tax Act. We made reasonable estimates of those effects during fiscal 2018 and fiscal 2019 year-to-date.  We will continue to refine our estimates as additional guidance and information becomes available.

For the three months ended November 30, 2018, income tax expense as a percentage of income before income tax was 6.9% compared to 8.2% for the same period last year. The year-over-year decline in the effective tax rate is primarily due to shifts in the mix of taxable income in our various tax jurisdictions.
For the nine months ended November 30, 2018, income tax expense as a percentage of income before income tax was 7.2%, which included $0.7 million of tax benefits from share-based compensation settlements and a tax benefit of $0.8 million from the lapse of the statute of limitations related to an uncertain tax position. Income tax expense as a percentage of income before income tax was 5.1% for the same period last year, which included $2.6 million tax benefits from share-based compensation settlements and a tax benefit of $2.8 million related to the resolution of uncertain tax positions.

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

The following table presents our weighted average basic and diluted shares for the periods shown:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2018	2017	2018	2017
Weighted average shares outstanding, basic	26,057	27,113	26,321	27,140
Incremental shares from share-based compensation arrangements	309	154	199	164
Weighted average shares outstanding, diluted	26,366	27,267	26,520	27,304

Antidilutive securities	137	354	281	344

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
In December 2017, we completed the divestiture of the Nutritional Supplements segment through the sale of Healthy Directions LLC and its subsidiaries ("Healthy Directions") to Direct Digital, LLC. The purchase price from the sale is comprised of $46.0 million in cash, which was paid at closing, and a supplemental payment with a target value of $25.0 million, payable on or before August 1, 2019. The final amount of the supplemental payment has been adjusted based on a settlement with respect to the calculation of the performance of Healthy Directions through February 28, 2018. During the third quarter of fiscal 2019, we reduced the estimated value of the supplemental payment to $10.8 million and recorded a corresponding pre-tax charge of $5.8 million ($4.4 million after tax) to discontinued operations. Also, during the third quarter of fiscal 2019, we recorded an additional charge of $0.5 million (before and after tax) to discontinued operations, resulting from the resolution of certain contingencies. Following the sale, we no longer consolidate our former Nutritional Supplements segment's operating results. Unless otherwise indicated, all results presented are from continuing operations.

Significant Trends Impacting the Business

Potential Impact of Tariffs
We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the United States. This concentration exposes us to risks associated with doing business globally, including changes in tariffs. The Office of the United States Trade Representative ("USTR") identified certain Chinese imported goods for additional tariffs to address China’s trade policies and practices. The tariffs, could have a material adverse effect on our business and results of operations. This potential impact could be mitigated by a variety of factors. The USTR may also reduce the list of impacted tariff lines before the tariffs are implemented and later may grant specific product exclusions. We are unable to give any assurance as to the scope, duration, or impact of the tariffs, how successful our mitigation efforts will be, or the extent to which mitigation will be necessary.

The tariff increases that have been implemented by the USTR began to impact our cost of goods sold in the third quarter of fiscal 2019. While we have implemented pricing actions in the various product categories impacted by the tariffs, the bulk of these actions did not become meaningfully effective during the third quarter. Our pricing actions will largely become effective during the fourth quarter of fiscal 2019 and the first quarter of 2020. This is due to the negotiation and notice periods involved in taking pricing actions with our retail customers. Although our pricing actions are intended to offset the full gross profit impact of tariff increases, there are no assurances that the pricing action will not reduce retail consumption or customer orders in the short-term. Additionally, we have not resolved pricing with one key retailer in two product categories. We expect some disruption to customer orders and retail consumption from pricing actions in the short-term, including the fourth quarter of fiscal 2019. However, we believe these pricing actions are the right choices for the long-term health of the business.

Foreign Currency Exchange Rate Fluctuations
Due to the nature of our operations, we have exposure to the impact of fluctuations in exchange rates from transactions that are denominated in a currency other than our reporting currency (the U.S. Dollar). The most significant currencies affecting our operating results are the Euro, Canadian Dollar, British Pound, and Mexican Peso.

For the three months ended November 30, 2018, changes in foreign currency exchange rates had an unfavorable impact on consolidated U.S. Dollar reported net sales revenue of approximately $1.8 million, or 0.4%, compared to a favorable impact of $2.8 million, or 0.6%, for the same period last year. For the nine months ended November 30, 2018, net foreign currency exchange rate fluctuations favorably impacted our consolidated U.S. dollar reported net sales revenue by approximately $1.4 million, or 0.1%, compared to a favorable impact of $1.1 million, or 0.1%, in the same period last year.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 80% of our net sales were from U.S. shipments for the three months ended November 30, 2018, compared to approximately 79% for the same period last year. For the nine months ended November 30, 2018 and 2017, U.S. shipments were approximately 78% of our net sales.

Additionally, the shift in consumer shopping preferences to online or multichannel shopping experiences has changed the concentration of our sales. For the three and nine months ended November 30, 2018, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 18% and 17%, respectively, of our total consolidated net sales revenue, and grew approximately 6% and 16%, respectively, over the same period last year.

For the three and nine months ended November 30, 2017, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 18% and 15%, respectively, of our total consolidated net sales revenue, and grew approximately 30% and 31%, respectively, over the same periods last year.

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

Third Quarter Fiscal 2019 Financial Results

•
Consolidated net sales revenue increased 2.4%, or $10.2 million, to $431.1 million for the three months ended November 30, 2018, compared to $420.8 million for the same period last year. Net sales from our Leadership Brands were $343.4 million for the three months ended November 30, 2018, compared to $327.3 million for the same period last year, representing growth of 4.9%.

•
Consolidated operating income was $61.3 million for the three months ended November 30, 2018, compared to $67.3 million for the same period last year. Consolidated operating income for the three months ended November 30, 2017 included pre-tax restructuring charges of $1.2 million.

•
Consolidated adjusted operating income decreased 8.9%, or $6.9 million, to $70.6 million for the three months ended November 30, 2018, compared to $77.6 million for the same period last year. Consolidated adjusted operating margin decreased 2.0 percentage points to 16.4% of consolidated net sales revenue for the three months ended November 30, 2018, compared to 18.4% for the same period last year.

•
Income from continuing operations was $54.3 million for the three months ended November 30, 2018, compared to $58.6 million for the same period last year. Diluted earnings per share (“EPS”) from continuing operations was $2.06 for the three months ended November 30, 2018, compared to $2.15 for the same period last year.

•
Adjusted income from continuing operations decreased 7.1% to $63.2 million for the three months ended November 30, 2018, compared to $68.1 million for the same period last year. Adjusted diluted EPS from continuing operations decreased 4.0% to $2.40 for the three months ended November 30, 2018, compared to $2.50 for the same period last year.

•
Loss from discontinued operations was $4.9 million, or $0.18 per diluted share, for the three months ended November 30, 2018, compared to a loss of $89.1 million, or $3.27 per diluted share, for the same period last year.

•
Net income was $49.5 million for the three months ended November 30, 2018, compared to a net loss of $30.4 million for the same period last year. Diluted EPS was $1.88 for the three months ended November 30, 2018 compared to a loss of $1.12 per diluted share for the same period last year.

Year-To-Date Fiscal 2019 Financial Results

•
Consolidated net sales revenue increased 8.1%, or $88.0 million, to $1,179.3 million for the nine months ended November 30, 2018, compared to $1,091.3 million for the same period last year. Net sales from our Leadership Brands were $943.2 million for the nine months ended November 30, 2018, compared to $837.0 million for the same period last year.

•
Consolidated operating income was $155.3 million for the nine months ended November 30, 2018, compared to $137.6 million for the same period last year. Consolidated operating income for the nine months ended November 30, 2018 included pre-tax restructuring charges of $2.6 million related to Project Refuel. Consolidated operating income for the nine months ended November 30, 2017 included pre-tax non-cash impairment charges of $4.0 million, a pre-tax charge of $3.6 million related to the bankruptcy of Toys "R" Us ("TRU"), and pre-tax restructuring charges of $1.2 million.

•
Consolidated adjusted operating income increased 8.5%, or $14.5 million, to $185.7 million for the nine months ended November 30, 2018, compared to $171.2 million for the same period last year. Consolidated adjusted operating margin increased 0.1 percentage points to 15.8% of consolidated net sales revenue for the nine months ended November 30, 2018, compared to 15.7% for the same period last year.

•
Income from continuing operations was $136.5 million for the nine months ended November 30, 2018, compared to $120.5 million for the same period last year. Diluted EPS from continuing operations was $5.15 for the nine months ended November 30, 2018, compared to $4.41 for the same period last year.

•
Adjusted income from continuing operations increased 9.2% to $165.5 million for the nine months ended November 30, 2018, compared to $151.6 million for the same period last year. Adjusted diluted EPS from continuing operations increased 12.4% to $6.24 for the nine months ended November 30, 2018, compared to $5.55 for the same period last year.

•
Loss from discontinued operations, net of tax, was $5.2 million for the nine months ended November 30, 2018, compared to a loss of $136.1 million for the same period last year.  Loss from discontinued operations was $0.20 per diluted share for the nine months ended November 30, 2018 compared to a loss of $4.99 per diluted share for the same period last year.

•
Net income was $131.3 million for the nine months ended November 30, 2018 compared to a net loss of $15.6 million for the same period last year. Diluted EPS was $4.95 for the nine months ended November 30, 2018 compared to a loss of $0.57 per diluted share for the same period last year.

Adjusted operating income, adjusted operating margin, adjusted income from continuing operations, adjusted diluted EPS from continuing operations and Leadership Brands net sales, as discussed above and on the pages that follow, are non‐GAAP financial measures as contemplated by SEC Regulation G, Rule 100.  These measures are discussed further and reconciled to their applicable GAAP based measures contained in this MD&A on pages 27, 30, 31, 33, 34, 37, 38, 39, 40 and 42.

RESULTS OF OPERATIONS

The following tables provide selected operating data, in U.S. Dollars, as a percentage of net sales revenue, and as a year-over-year percentage change:

	Three Months Ended November 30,				% of Sales Revenue, net
(in thousands)	2018	2017	$ Change	% Change	2018	2017
Sales revenue by segment, net
Housewares	$142,937	$128,261	$14,676	11.4%	33.2%	30.5%
Health & Home	187,863	189,240	(1,377)	(0.7)%	43.6%	45.0%
Beauty	100,281	103,340	(3,059)	(3.0)%	23.3%	24.6%
Total sales revenue, net	431,081	420,841	10,240	2.4%	100.0%	100.0%
Cost of goods sold	249,236	242,703	6,533	2.7%	57.8%	57.7%
Gross profit	181,845	178,138	3,707	2.1%	42.2%	42.3%
Selling, general and administrative expense ("SGA")	120,524	109,633	10,891	9.9%	28.0%	26.1%
Asset impairment charges	—	—	—	—%	—%	—%
Restructuring charges	25	1,165	(1,140)	(97.9)%	—%	0.3%
Operating income	61,296	67,340	(6,044)	(9.0)%	14.2%	16.0%
Nonoperating income, net	15	34	(19)	(55.9)%	—%	—%
Interest expense	(2,971)	(3,505)	534	(15.2)%	(0.7)%	(0.8)%
Income before income tax	58,340	63,869	(5,529)	(8.7)%	13.5%	15.2%
Income tax expense	4,020	5,245	(1,225)	(23.4)%	0.9%	1.2%
Income from continuing operations	54,320	58,624	(4,304)	(7.3)%	12.6%	13.9%
Loss from discontinued operations (1)	(4,850)	(89,060)	84,210	*	(1.1)%	(21.2)%
Net income (loss)	$49,470	$(30,436)	$79,906	*	11.5%	(7.2)%

	Nine Months Ended November 30,				% of Sales Revenue, net
(in thousands)	2018	2017	$ Change	% Change	2018	2017
Sales revenue by segment, net
Housewares	$397,738	$342,050	$55,688	16.3%	33.7%	31.3%
Health & Home	527,077	483,592	43,485	9.0%	44.7%	44.3%
Beauty	254,493	265,639	(11,146)	(4.2)%	21.6%	24.3%
Total sales revenue, net	1,179,308	1,091,281	88,027	8.1%	100.0%	100.0%
Cost of goods sold	695,732	638,096	57,636	9.0%	59.0%	58.5%
Gross profit	483,576	453,185	30,391	6.7%	41.0%	41.5%
SGA	325,684	310,390	15,294	4.9%	27.6%	28.4%
Asset impairment charges	—	4,000	(4,000)	(100.0)%	—%	0.4%
Restructuring charges	2,609	1,165	1,444	123.9%	0.2%	0.1%
Operating income	155,283	137,630	17,653	12.8%	13.2%	12.6%
Nonoperating income, net	175	281	(106)	(37.7)%	—%	—%
Interest expense	(8,413)	(10,984)	2,571	(23.4)%	(0.7)%	(1.0)%
Income before income tax	147,045	126,927	20,118	15.9%	12.5%	11.6%
Income tax expense	10,535	6,423	4,112	64.0%	0.9%	0.6%
Income from continuing operations	136,510	120,504	16,006	13.3%	11.6%	11.0%
Loss from discontinued operations (1)	(5,231)	(136,139)	130,908	*	(0.4)%	(12.5)%
Net income (loss)	$131,279	$(15,635)	$146,914	*	11.1%	(1.4)%

(1)
During fiscal 2018, we divested our Nutritional Supplements segment, which is reported as discontinued operations for all periods presented. For more information see Note 4 to the accompanying condensed consolidated financial statements.

* Calculation is not meaningful.

Comparison of Third Quarter Fiscal 2019 to Third Quarter Fiscal 2018

Consolidated and Segment Net Sales

The following table summarizes the impact that core business, foreign exchange and acquisitions, as applicable, had on our net sales revenue by segment:

	Three Months Ended November 30,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2018 sales revenue, net	$128,261	$189,240	$103,340	$420,841
Core business growth (decline)	14,828	(313)	(2,458)	12,057
Impact of foreign currency	(152)	(1,064)	(601)	(1,817)
Change in sales revenue, net	14,676	(1,377)	(3,059)	10,240
Fiscal 2019 sales revenue, net	$142,937	$187,863	$100,281	$431,081

Total net sales revenue growth	11.4%	(0.7)%	(3.0)%	2.4%
Core business growth (decline)	11.6%	(0.2)%	(2.4)%	2.9%
Impact of foreign currency	(0.1)%	(0.6)%	(0.6)%	(0.4)%

In the above table, core business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand is acquired, excluding the impact that foreign currency had on reported net sales. Net sales revenue from internally developed brands or product lines is considered core business activity.

Leadership Brand and Other Net Sales

The following table summarizes our leadership brand and other net sales:

	Three Months Ended November 30,
(in thousands)	2018	2017	$ Change	% Change
Leadership Brand sales revenue, net	$343,364	$327,288	$16,076	4.9%
All other sales revenue, net	87,717	93,553	(5,836)	(6.2)%
Total sales revenue, net	$431,081	$420,841	$10,240	2.4%

Consolidated Net Sales Revenue

Consolidated net sales revenue increased $10.2 million, or 2.4%, to $431.1 million for the three months ended November 30, 2018, compared to $420.8 million for the same period last year.  The increase was primarily driven by a core business increase of $12.1 million, or 2.9%, reflecting an increase in brick and mortar sales in our Housewares segment and growth in consolidated online sales. These factors were partially offset by the discontinuation of certain brands and products in our Beauty segment and a decline in the personal care category within the segment, a deceleration of growth in China ecommerce, and the unfavorable impact from foreign currency fluctuations of approximately $1.8 million, or 0.4%. Net sales from our Leadership Brands were $343.4 million for the three months ended November 30, 2018, compared to $327.3 million for the same period last year, representing growth of 4.9%.

Segment Net Sales Revenue

Housewares
Net sales revenue in the Housewares segment increased $14.7 million, or 11.4%, to $142.9 million for the three months ended November 30, 2018, compared to $128.3 million for the same period last year. Growth was primarily driven by a core business increase of $14.8 million, or 11.6%, due to point of sale growth and incremental distribution with existing domestic customers, an increase in overall online sales and new product introductions. These factors were partially offset by lower club channel sales and a reduction in inventory by a key online retailer. The impact of net foreign currency fluctuations was not meaningful.

Health & Home
Net sales revenue in the Health & Home segment decreased $1.4 million, or 0.7%, to $187.9 million for the three months ended November 30, 2018, compared to $189.2 million for the same period last year. The decline was primarily driven by the unfavorable impact of net foreign currency fluctuations of $1.1 million, or 0.6%, and a core business decline of $0.3 million, or 0.2%. The core business decline primarily reflects the unfavorable comparative impact from international distribution gains in the prior year period, compounded by a deceleration of growth in China ecommerce and a corresponding buildup of inventory in the channel. These factors were partially offset by incremental distribution and shelf space gains with existing domestic customers and strong seasonal category growth.

Beauty
Net sales revenue in the Beauty segment decreased $3.1 million, or 3.0%, to $100.3 million for the three months ended November 30, 2018, compared to $103.3 million for the same period last year. The decline was primarily driven by a decrease in core business sales of $2.5 million, or 2.4%, reflecting a decrease in brick and mortar sales, a decline in the personal care category and the discontinuation of certain brands and products. These factors more than offset growth in the online channel, an increase in international sales, and new product introductions in the retail appliance category.  Segment net sales were unfavorably impacted by net foreign currency fluctuations of approximately $0.6 million, or 0.6%.

Consolidated Gross Profit Margin

Consolidated gross profit margin for the three months ended November 30, 2018 decreased 0.1 percentage point to 42.2%, compared to 42.3% for the same period last year. The decrease in consolidated gross profit margin is primarily due to less favorable product mix and the impact of tariff increases, partially offset by the favorable margin impact from growth in our Leadership Brands.

Consolidated SG&A

Our consolidated SG&A ratio increased 1.9 percentage points to 28.0% for the three months ended November 30, 2018, compared to 26.1% for the same period last year. The increase in the consolidated SG&A ratio is primarily due to higher advertising expense, increased freight costs, increased share-based compensation expense and higher product claim expense.

These factors were partially offset by:

•the favorable comparative impact of foreign currency exchange and forward contract settlements;

•	the favorable comparative impact of restructuring charges in the same period last year; and

•	lower amortization expense.

Asset Impairment Charges

We perform annual impairment tests each fiscal year during the fourth quarter and interim impairment tests, if and when necessary. We did not record any asset impairment charges in continuing operations during the three months ended November 30, 2018 or 2017.

Restructuring Charges

During the three months ended November 30, 2018, we incurred an insignificant amount of pre-tax restructuring charges compared to $1.2 million for the same period last year. The charges related primarily to employee severance and termination benefits in our Beauty segment.

Operating income, operating margin, adjusted operating income (non-GAAP), and adjusted operating margin (non-GAAP) by segment

In order to provide a better understanding of the comparative impact of certain items on operating income, the tables that follow report the comparative before tax impact of non-cash asset impairment charges, the TRU bankruptcy charge, restructuring charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods covered below.  Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100.  These measures are discussed further in this MD&A on page 42.

	Three Months Ended November 30, 2018
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$29,839	20.9%	$19,213	10.2%	$12,244	12.2%	$61,296	14.2%
Asset impairment charges	—	—%	—	—%	—	—%	—	—%
Restructuring charges	(20)	—%	—	—%	45	—%	25	—%
Subtotal	29,819	20.9%	19,213	10.2%	12,289	12.3%	61,321	14.2%
Amortization of intangible assets	489	0.3%	2,721	1.4%	90	0.1%	3,300	0.8%
Non-cash share-based compensation	2,293	1.6%	2,548	1.4%	1,175	1.2%	6,016	1.4%
Adjusted operating income (non-GAAP)	$32,601	22.8%	$24,482	13.0%	$13,554	13.5%	$70,637	16.4%

	Three Months Ended November 30, 2017
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$29,809	23.2%	$27,584	14.6%	$9,947	9.6%	$67,340	16.0%
Asset impairment charges	—	—%	—	—%	—	—%	—	—%
Restructuring charges	—	—%	—	—%	1,165	1.1%	1,165	0.3%
Subtotal	29,809	23.2%	27,584	14.6%	11,112	10.8%	68,505	16.3%
Amortization of intangible assets	489	0.4%	2,797	1.5%	1,374	1.3%	4,660	1.1%
Non-cash share-based compensation	1,439	1.1%	1,711	0.9%	1,239	1.2%	4,389	1.0%
Adjusted operating income (non-GAAP)	$31,737	24.7%	$32,092	17.0%	$13,725	13.3%	$77,554	18.4%

Consolidated
Consolidated operating income was $61.3 million, or 14.2% of net sales, compared to $67.3 million, or 16.0% of net sales, for the same period last year.  The decrease was driven by the following factors:

•	higher advertising expense;

•	the impact of tariff increases;

•	higher freight expense; and

•	increased share-based compensation expense.

These factors were partially offset by:

•	the favorable comparative impact of foreign currency exchange and forward contract settlements;

•	the net favorable comparative impact of pre-tax restructuring charges of $1.1 million;

•	lower amortization expense; and

•	the favorable margin impact from Leadership Brand growth.

Consolidated adjusted operating income decreased 8.9% to $70.6 million, or 16.4% of net sales, compared to $77.6 million, or 18.4% of net sales, in the same period last year.

Housewares
The Housewares segment’s operating income was $29.8 million, or 20.9% of segment net sales, compared to $29.8 million, or 23.2% of segment net sales, for the same period last year. The 2.3 percentage point decrease in segment operating margin is primarily due to:

•	higher advertising expense;

•	higher annual incentive compensation expense related to current year performance;

•	higher freight expense; and

•	higher rent expense related to new office space.

These factors were partially offset by:

•	the margin impact of more favorable product and channel mix; and

•	the favorable impact of increased operating leverage from net sales growth.

Segment adjusted operating income increased 2.7% to $32.6 million, or 22.8% of segment net sales, compared to $31.7 million, or 24.7% of segment net sales, in the same period last year.

Health & Home
The Health & Home segment’s operating income was $19.2 million, or 10.2% of segment net sales, compared to $27.6 million, or 14.6% of segment net sales in the same period last year. The 4.4 percentage point decrease in segment operating margin is primarily due to:

•	higher advertising expense;

•	increased promotional spending and trade support with retail customers;

•	the impact of tariff increases;

•	the margin impact of a less favorable product and channel mix; and

•	higher personnel expense.

These factors were partially offset by the favorable comparative impact of foreign currency exchange and forward contract settlements.

Segment adjusted operating income decreased 23.7% to $24.5 million, or 13.0% of segment net sales, compared to $32.1 million, or 17.0% of segment net sales, in the same period last year.

Beauty
The Beauty segment’s operating income was $12.2 million, or 12.2% of segment net sales, compared to $9.9 million, or 9.6% of segment net sales, in the same period last year. The 2.6 percentage point increase in segment operating margin is primarily due to:

•	the net favorable comparative impact of pre-tax restructuring charges of $1.1 million;

•	lower amortization expense; and

•	personnel cost savings from Project Refuel.

These factors were partially offset by:

•	higher advertising expense; and

•	higher freight expense.

Segment adjusted operating income decreased 1.2% to $13.6 million, or 13.5% of segment net sales, compared to $13.7 million, or 13.3% of segment net sales, in the same period last year.

Interest Expense

Interest expense was $3.0 million for the three months ended November 30, 2018, compared to $3.5 million in the same period last year. The decrease in interest expense was primarily due to lower average levels of debt, partially offset by higher average interest rates compared to the same period last year.

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

For the three months ended November 30, 2018, income tax expense as a percentage of income before income tax was 6.9% compared to 8.2% for the same period last year. The year-over-year decline in the effective tax rate is primarily due to shifts in the mix of taxable income in our various tax jurisdictions.

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

	Three Months Ended November 30, 2018
	Income From Continuing Operations			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$58,340	$4,020	$54,320	$2.21	$0.15	$2.06
Restructuring charges	25	2	23	—	—	—
Subtotal	58,365	4,022	54,343	2.21	0.15	2.06
Amortization of intangible assets	3,300	46	3,254	0.13	—	0.12
Non-cash share-based compensation	6,016	415	5,601	0.23	0.02	0.21
Adjusted (non-GAAP)	$67,681	$4,483	$63,198	$2.57	$0.17	$2.40

Weighted average shares of common stock used in computing diluted EPS						26,366

	Three Months Ended November 30, 2017
	Income From Continuing Operations			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$63,869	$5,245	$58,624	$2.34	$0.19	$2.15
Asset impairment charges	—	—	—	—	—	—
Restructuring charges	1,165	68	1,097	0.04	—	0.04
Subtotal	65,034	5,313	59,721	2.39	0.19	2.19
Amortization of intangible assets	4,660	211	4,449	0.17	0.01	0.16
Non-cash share-based compensation	4,389	498	3,891	0.16	0.02	0.14
Adjusted (non-GAAP)	$74,083	$6,022	$68,061	$2.72	$0.22	$2.50

Weighted average shares of common stock used in computing diluted EPS						27,267

Our income from continuing operations was $54.3 million for the three months ended November 30, 2018 compared to $58.6 million for the same period last year.  Our diluted EPS from continuing operations was $2.06 for the three months ended November 30, 2018 compared to $2.15 for the same period last year.

Adjusted income from continuing operations decreased $4.9 million, or 7.1%, to $63.2 million for the three months ended November 30, 2018 compared to $68.1 million the same period last year.  Adjusted diluted EPS from continuing operations decreased 4.0% to $2.40 for the three months ended November 30, 2018 compared to $2.50 for the same period last year.  Adjusted diluted EPS decreased primarily due to lower operating income from our Health & Home segment compared to the same period last year. This was partially offset by higher adjusted operating income from our Housewares segment and the impact of lower weighted average diluted shares outstanding.

Comparison of First Nine Months of Fiscal 2019 to First Nine Months of Fiscal 2018

Consolidated and Segment Net Sales

The following table summarizes the impact that core business, foreign exchange and acquisitions, as applicable, had on our net sales revenue by segment:

	Nine Months Ended November 30,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2018 sales revenue, net	$342,050	$483,592	$265,639	$1,091,281
Core business growth (decline)	55,414	41,658	(10,432)	86,640
Impact of foreign currency	274	1,827	(714)	1,387
Change in sales revenue, net	55,688	43,485	(11,146)	88,027
Fiscal 2019 sales revenue, net	$397,738	$527,077	$254,493	$1,179,308

Total net sales revenue growth	16.3%	9.0%	(4.2)%	8.1%
Core business growth (decline)	16.2%	8.6%	(3.9)%	7.9%
Impact of foreign currency	0.1%	0.4%	(0.3)%	0.1%

In the above table, core business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand is acquired, excluding the impact that foreign currency had on reported net sales. Net sales revenue from internally developed brands or product lines is considered core business activity.

Leadership Brand and Other Net Sales

The following table summarizes our leadership brand and other net sales:

	Nine Months Ended November 30,
(in thousands)	2018	2017	$ Change	% Change
Leadership Brand sales revenue, net	$943,168	$836,993	$106,175	12.7%
All other sales revenue, net	236,140	254,288	(18,148)	(7.1)%
Total sales revenue, net	$1,179,308	$1,091,281	$88,027	8.1%

Consolidated Net Sales Revenue

Consolidated net sales revenue increased $88.0 million, or 8.1%, to $1,179.3 million for the nine months ended November 30, 2018, compared to $1,091.3 million for the same period last year. The growth was primarily driven by:

•
a core business increase of $86.6 million, or 7.9%, primarily due to point of sale growth in the brick and mortar channel in our Housewares and Health & Home segments, incremental distribution, increased international sales, growth in online sales, and new product introductions; and

•	the favorable impact from net foreign currency fluctuations of approximately $1.4 million, or 0.1%.

These factors were partially offset by a decline in the personal care category and the discontinuation of certain brands and products in our Beauty segment. Net sales from our Leadership Brands were $943.2 million for the nine months ended November 30, 2018, compared to $837.0 million for the same period last year, representing growth of 12.7%.

Segment Net Sales Revenue

Housewares
Net sales revenue in the Housewares segment increased $55.7 million, or 16.3%, to $397.7 million for the nine months ended November 30, 2018, compared to $342.1 million for same period last year. Growth was primarily driven by a core business increase of $55.4 million, or 16.2%, due to point of sale growth with existing domestic customers, higher sales in the club channel, new product introductions and an increase in online sales. These factors were partially offset by lower closeout sales. Segment net sales benefited from the favorable impact of net foreign currency fluctuations of approximately $0.3 million, or 0.1%.

Health & Home
Net sales revenue in the Health & Home segment increased $43.5 million, or 9.0%, to $527.1 million for the nine months ended November 30, 2018, compared to $483.6 million for the same period last year. The growth was primarily driven by a core business increase of $41.7 million, or 8.6%, due to higher sales of seasonal products, online growth, growth in international sales, and incremental distribution and shelf space gains with existing customers. Segment net sales benefited from the favorable impact of net foreign currency fluctuations of approximately $1.8 million, or 0.4%. These factors were partially offset by the unfavorable comparative impact from the retail fill-in of a new product introduction in the same period last year and declines in the Lawn and Garden category.

Beauty
Net sales revenue in the Beauty segment decreased $11.1 million, or 4.2%, to $254.5 million for the nine months ended November 30, 2018, compared to $265.6 million for the same period last year. The change was primarily driven by a core business decline of $10.4 million, or 3.9%, reflecting a decline in brick and mortar sales, a decrease in the personal care category and the discontinuation of certain brands and products. These factors more than offset growth in the online channel, an increase in international sales, and new product introductions in the retail appliance category.  Segment net sales were unfavorably impacted by net foreign currency fluctuations of approximately $0.7 million, or 0.3%.

Consolidated Gross Profit Margin

Consolidated gross profit margin for the nine months ended November 30, 2018 was 41.0%, compared to 41.5% for the same period last year. The decrease in consolidated gross profit margin is primarily due to less favorable channel and product mix, the impact of tariff increases and a higher mix of shipments made on a direct import basis, partially offset by the favorable margin impact from growth in our Leadership Brands and the favorable impact from foreign currency.

Consolidated SG&A

Our consolidated SG&A ratio decreased 0.8% percentage points to 27.6% for the nine months ended November 30, 2018, compared to 28.4% for the same period last year. The decrease in the consolidated SG&A ratio was primarily due to:

•	lower amortization expense;

•	the favorable comparative impact of a $3.6 million charge related to the bankruptcy of TRU in the same period last year;

•	the favorable impact of a higher mix of shipments made on a direct import basis; and

•	the impact that higher overall net sales had on operating leverage.

These factors were partially offset by higher advertising expense, higher share-based compensation expense related to long-term incentive plans and higher freight expense.

Asset Impairment Charges

We perform annual impairment tests each fiscal year during the fourth quarter and interim impairment tests, if and when necessary. There were no asset impairment charges recorded in continuing operations during the nine months ended November 30, 2018, compared to a pre-tax non-cash asset impairment charge of $4.0 million recorded during the nine months ended November 30, 2017 in our Beauty segment.

Restructuring Charges

During the nine months ended November 30, 2018, we incurred $2.6 million of pre-tax restructuring charges compared to $1.2 million of pre-tax restructuring charges during the same period last year in connection with Project Refuel. These charges related primarily to employee severance and termination benefits in our Beauty segment during both periods, and for our shared service supply chain operations during fiscal 2019.

Operating income, operating margin, adjusted operating income (non-GAAP), and adjusted operating margin (non-GAAP) by segment

In order to provide a better understanding of the comparative impact of certain items on operating income, the tables that follow report the comparative before tax impact of non‐cash asset impairment charges, the TRU bankruptcy, restructuring charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods covered below.  Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100.  These measures are discussed further in this MD&A on page 42.

	Nine Months Ended November 30, 2018
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$80,351	20.2%	$52,501	10.0%	$22,431	8.8%	$155,283	13.2%
Restructuring charges	740	0.2%	358	0.1%	1,511	0.6%	2,609	0.2%
Subtotal	81,091	20.4%	52,859	10.0%	23,942	9.4%	157,892	13.4%
Amortization of intangible assets	1,474	0.4%	8,129	1.5%	1,219	0.5%	10,822	0.9%
Non-cash share-based compensation	6,273	1.6%	7,030	1.3%	3,726	1.5%	17,029	1.4%
Adjusted operating income (non-GAAP)	$88,838	22.3%	$68,018	12.9%	$28,887	11.4%	$185,743	15.8%

	Nine Months Ended November 30, 2017
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$71,085	20.8%	$49,243	10.2%	$17,302	6.5%	$137,630	12.6%
Asset impairment charges	—	—%	—	—%	4,000	1.5%	4,000	0.4%
TRU bankruptcy charge	956	0.3%	2,640	0.5%	—	—%	3,596	0.3%
Restructuring charges	—	—%	—	—%	1,165	0.4%	1,165	0.1%
Subtotal	72,041	21.1%	51,883	10.7%	22,467	8.5%	146,391	13.4%
Amortization of intangible assets	1,618	0.5%	8,373	1.7%	4,207	1.6%	14,198	1.3%
Non-cash share-based compensation	3,380	1.0%	3,971	0.8%	3,268	1.2%	10,619	1.0%
Adjusted operating income (non-GAAP)	$77,039	22.5%	$64,227	13.3%	$29,942	11.3%	$171,208	15.7%

Consolidated
Consolidated operating income was $155.3 million, or 13.2% of net sales, compared to $137.6 million, or 12.6% of net sales, for the same period last year.  The nine months ended November 30, 2018 includes pre-tax restructuring charges of $2.6 million related to Project Refuel, compared to $1.2 million for the same period last year.  Consolidated operating income for the nine months ended November 30, 2017 also included a $3.6 million charge related to the TRU bankruptcy and a pre-tax non-cash asset impairment charge of $4.0 million. The effect of these items favorably impacted the year-over-year comparison of operating margin by 0.6 percentage points.  The remaining operating margin comparison is flat year-over-year primarily reflecting:

•	a higher mix of Leadership Brand sales at a higher operating margin;

•	lower amortization expense; and

•	the favorable impact of increased operating leverage from net sales growth.

These factors were partially offset by a less favorable channel and product mix, higher advertising expense, the impact of tariff increases and higher freight expense.

Consolidated adjusted operating income increased 8.5% to $185.7 million, or 15.8% of net sales, compared to $171.2 million, or 15.7% of net sales, for the same period last year.

Housewares
The Housewares segment’s operating income was $80.4 million, or 20.2% of segment net sales, for the nine months ended November 30, 2018, compared to $71.1 million, or 20.8% of segment net sales, in the same period last year. The 0.6 percentage point decrease in segment operating margin is primarily due to:

•	higher advertising expense;

•	higher freight expense;

•	higher annual incentive compensation related to current year performance;

•	higher rent expense related to new office space; and

•	the impact of restructuring charges of $0.7 million.

These factors were partially offset by:

•	the favorable comparative impact of a $1.0 million charge related to the bankruptcy of TRU in the same period last year; and

•	the favorable impact of increased operating leverage from net sales growth.

Segment adjusted operating income increased 15.3% to $88.8 million, or 22.3% of segment net sales, compared to $77.0 million, or 22.5% of segment net sales, in the same period last year.

Health & Home
The Health & Home segment’s operating income was $52.5 million, or 10.0% of segment net sales, compared to $49.2 million, or 10.2% of segment net sales, in the same period last year. The 0.2 percentage point decrease in segment operating margin is primarily due to:

•	the margin impact of a less favorable product mix;

•	the impact of tariff increases;

•	increased promotional spending and trade support with retail customers;

•	higher advertising expense; and

•	the impact of restructuring charges of $0.4 million.

These factors were partially offset by:

•	the favorable comparative impact of a $2.6 million charge related to the bankruptcy of TRU in the same period last year; and

•	the favorable impact of foreign currency exchange and forward contract settlements.

Segment adjusted operating income increased 5.9% to $68.0 million, or 12.9% of segment net sales, compared to $64.2 million, or 13.3% of segment net sales, in the same period last year.

Beauty
The Beauty segment’s operating income was $22.4 million, or 8.8% of segment net sales, compared to operating income of $17.3 million, or 6.5% of segment net sales, in the same period last year. The nine months ended November 30, 2018 included pre-tax restructuring charges of $1.5 million, compared to $1.2 million for the same period last year.  Consolidated operating income for the nine months ended November 30, 2017 also included a $4.0 million pre-tax non-cash asset impairment charge. The effect of these items favorably impacted the year-over-year comparison of operating margin by 1.3 percentage points. The remaining improvement in segment operating margin is primarily due to:

•	cost savings from Project Refuel; and

•	lower amortization expense.

These factors were partially offset by:

•	the margin impact of less favorable product sales mix;

•	higher freight expense;

•	higher share-based compensation expense related to long-term incentive plans; and

•	the unfavorable impact of decreased operating leverage from the decline in net sales.

Segment adjusted operating income decreased 3.5% to $28.9 million, or 11.4% of segment net sales, compared to $29.9 million, or 11.3% of segment net sales, in the same period last year.

Interest Expense
Interest expense was $8.4 million for the nine months ended November 30, 2018 compared to $11.0 million in the same period last year. The decrease in interest expense is due to lower average levels of debt held during the nine months ended November 30, 2018, partially offset by higher average interest rates.

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
For the nine months ended November 30, 2018, income tax expense as a percentage of income before income tax was 7.2%, which includes $0.7 million of tax benefits from share-based compensation settlements and a tax benefit of $0.8 million from the lapse of the statute of limitations related to an uncertain tax position. Income tax expense as a percentage of income before income tax was 5.1% for the same period last year, which included $2.6 million of tax benefits from share-based compensation settlements and a tax benefit of $2.8 million related to the resolution of uncertain tax positions.

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

	Nine Months Ended November 30, 2018
	Income From Continuing Operations			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$147,045	$10,535	$136,510	$5.54	$0.40	$5.15
Restructuring charges	2,609	185	2,424	0.10	0.01	0.09
Subtotal	149,654	10,720	138,934	5.64	0.40	5.24
Amortization of intangible assets	10,822	236	10,586	0.41	0.01	0.40
Non-cash share-based compensation	17,029	1,021	16,008	0.64	0.04	0.60
Adjusted (non-GAAP)	$177,505	$11,977	$165,528	$6.69	$0.45	$6.24

Weighted average shares of common stock used in computing diluted EPS						26,520

	Nine Months Ended November 30, 2017
	Income From Continuing Operations			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$126,927	$6,423	$120,504	$4.65	$0.24	$4.41
Asset impairment charges	4,000	418	3,582	0.15	0.02	0.13
TRU bankruptcy charge	3,596	204	3,392	0.13	0.01	0.12
Restructuring charges	1,165	68	1,097	0.04	—	0.04
Subtotal	135,688	7,113	128,575	4.97	0.26	4.71
Amortization of intangible assets	14,198	658	13,540	0.52	0.02	0.50
Non-cash share-based compensation	10,619	1,178	9,441	0.39	0.04	0.35
Adjusted (non-GAAP)	$160,505	$8,949	$151,556	$5.88	$0.33	$5.55

Weighted average shares of common stock used in computing diluted EPS						27,304

Our income from continuing operations was $136.5 million for the nine months ended November 30, 2018 compared to $120.5 million for the same period last year.  Our diluted EPS from continuing operations was $5.15 for the nine months ended November 30, 2018 compared to $4.41 for the same period last year.

Adjusted income from continuing operations increased $14.0 million, or 9.2%, to $165.5 million for the nine months ended November 30, 2018 compared to $151.6 million the same period last year.  Adjusted diluted EPS from continuing operations increased 12.4% to $6.24 for the nine months ended November 30, 2018 compared to $5.55 for the same period last year.  Adjusted diluted EPS increased primarily due to the impact of higher adjusted operating income in our Health & Home and Housewares segments, lower interest expense and lower weighted average diluted shares outstanding compared to the same period last year.

Explanation of Non-GAAP Financial Measures

The tables contained in this MD&A, under the headings “Operating income, operating margin, adjusted operating income (non-GAAP) and adjusted operating margin (non-GAAP) by segment" and “Income from continuing operations, diluted EPS from continuing operations, adjusted income from continuing operations (non-GAAP), and adjusted diluted EPS from continuing operations (non-GAAP),” respectively, report operating income, operating margin, income from continuing operations and diluted earnings per share from continuing operations without the impact of non-cash asset impairment charges, restructuring charges, the TRU bankruptcy charge, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable.  In addition, we report our Leadership Brand net sales revenue, which are sales from brands that have number-one and number-two positions in their respective categories and consist of the OXO, Honeywell, Braun, PUR, Hydro Flask, Vicks and Hot Tools brands. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100.  The preceding tables reconcile these measures to their corresponding GAAP-based measures presented in our condensed consolidated statements of income.  We believe that adjusted operating income, adjusted operating margin, adjusted income from continuing operations, adjusted diluted EPS from continuing operations and Leadership Brand net sales provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations.  We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges on net income and earnings per share.  We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors.  We further believe that including the excluded charges would not accurately reflect the underlying performance of our continuing operations for the period in which the charges are incurred, even though such charges may be incurred and reflected in our GAAP financial results in the near future.  The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities.  Our adjusted operating income, adjusted operating margin, adjusted income from continuing operations, adjusted diluted EPS from continuing operations and Leadership Brand net sales are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies.  Accordingly, undue reliance should not be placed on non-GAAP information.

Financial Condition, Liquidity and Capital Resources

Selected measures of our liquidity and capital resources are shown for the periods below :

	Nine Months Ended November 30,
	2018	2017
Accounts Receivable Turnover (Days) (1)	69.4	65.4
Inventory Turnover (Times) (1)	3.4	2.8
Working Capital (in thousands)	$338,008	$263,537
Current Ratio	2.0:1	1.7:1
Ending Debt to Ending Equity Ratio	32.9%	43.3%
Return on Average Equity (1)	14.1%	15.3%
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

Operating Activities

Operating activities from continuing operations provided net cash of $109.5 million for the nine months ended November 30, 2018 compared to $102.9 million for the same period last year.  The increase was primarily driven by an increase in income from continuing operations, higher share-based compensation and an increase in cash from accounts payable. These factors were partially offset by an increase in cash used for inventory and a dispute settlement payment of $15.0 million.

Accounts receivable increased $63.6 million to $339.1 million as of November 30, 2018, compared to $275.6 million at the end of fiscal 2018. Accounts receivable turnover was 69.4 and 65.4 days at November 30, 2018 and 2017, respectively.

Inventory increased $49.1 million to $300.6 million as of November 30, 2018, compared to $251.5 million at the end of fiscal 2018. Inventory turnover was 3.4 times at November 30, 2018, compared to 2.8 times at the same time last year.

Investing Activities

Investing activities from continuing operations used $21.0 million of cash for the nine months ended November 30, 2018, compared to $10.4 million for the same period last year.  During the nine months ended November 30, 2018, we invested in capital expenditures of $22.2 million primarily for leasehold improvements, computers, furniture and other equipment and for tools, molds and other production equipment. The year-over-year increase in capital spending relates primarily to the office relocation of the Housewares segment.

Financing Activities

Financing activities from continuing operations used $84.8 million of cash during the nine months ended November 30, 2018, compared to $89.7 million for the same period last year.  Highlights of those activities follow:

•	we had draws of $462.4 million against our credit agreement;

•	we repaid $411.4 million drawn against our credit agreement;

•	we repaid $1.9 million of our long-term debt;

•	we received $7.8 million of cash from employees exercising stock options and participating in our employee stock purchase plan;

•	we paid $4.7 million in tax obligations resulting from cashless share award settlements; and

•	we repurchased $137.1 million of our common stock in the open market.

Credit and Other Debt Agreements

Credit Agreement

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1.0 billion as of November 30, 2018. The commitment under the Credit Agreement terminates on December 7, 2021. Borrowings accrue interest under one of two alternative methods as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. As of November 30, 2018, the outstanding revolving loan principal balance was $320.4 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $9.0 million. As of November 30, 2018, the amount available for borrowings under the Credit Agreement was $670.6 million. Covenants in our debt agreements limit the amount of total indebtedness we can incur.  As of November 30, 2018, these covenants effectively limited our ability to incur more than $526.5 million of additional debt from all sources, including our Credit Agreement, or $670.6 million in the event a qualified acquisition is consummated.

Other Debt Agreements

We also have an aggregate principal balance of $22.4 million (excluding prepaid financing fees) under a loan agreement with the Mississippi Business Finance Corporation (the “MBFC Loan”) as of November 30, 2018. The borrowings were used to fund construction of our Olive Branch, Mississippi distribution facility. The remaining loan balance is payable as follows: $1.9 million annually on March 1, 2019 through 2022; and $14.8 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

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

The table below provides the formulas currently in effect for certain key financial covenants as defined under our debt agreements:

Applicable Financial Covenant	Credit Agreement and MBFC Loan
Interest Coverage Ratio	EBIT (1) + Interest Expense (1)
Minimum Required: 3.00 to 1.00
Total Current and Long Term Debt (2) +
Maximum Leverage Ratio	EBITDA (1) + Pro Forma Effect of Acquisitions
Maximum Currently Allowed: 3.50 to 1.00 (3)

Key Definitions:

EBIT:                 Earnings Before Non-Cash Charges, Interest Expense and Taxes
EBITDA:                EBIT + Depreciation and Amortization Expense + Share-based Compensation
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

Current and Future Capital Needs

We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we continue to evaluate acquisition opportunities on a regular basis.  We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.  We may also elect to repurchase additional shares of common stock up to the balance of our current authorization through May 2020, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities.  As of November 30, 2018, the amount of cash and cash equivalents held by our foreign subsidiaries was $14.4 million, of which, an immaterial amount was held in foreign countries where the funds may not be readily convertible into other currencies.

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended November 30, 2018. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of November 30, 2018, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our fiscal quarter ended November 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our share repurchase activity for the periods shown:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
September 1 to September 30, 2018	708	$123.76	708	$285,694
October 1 to October 31, 2018	705,716	122.22	705,716	199,442
November 1 to November 30, 2018	108,670	127.31	108,670	185,606
Total	815,094	$122.90	815,094

(1)
The number of shares above includes shares of common stock acquired from employees who tendered shares to: i) satisfy the tax withholding on equity awards as part of our long-term incentive plans or ii) satisfy the exercise price on stock option exercises. For the three months ended November 30, 2018, 1,398 shares were acquired at a weighted average per share price of $125.03.

(2)
Reflects the remaining dollar value of shares that may yet be purchased under our Stock Repurchase Plan through the end of November 30, 2018 as authorized by the Company's Board of Directors in May 2017. For additional information, see Note 8 to the accompanying condensed consolidated financial statements.

n

ITEM 6.	EXHIBITS
	(a)	Exhibits

10.1
Amended and Restated Employment Agreement among Helen of Troy Nevada Corporation, Helen of Troy Limited, a Bermuda company, Helen of Troy Limited, a Barbados company, and Julien Mininberg, effective March 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2018).

10.2*
Fourth Supplemental Trust Indenture, dated effective as of September 28, 2018, by and between Mississippi Business Finance Corporation and U.S. Bank National Association (successor to Deutsche Bank National Trust Company), as trustee.

		10.3*	Fifth Amendment to Guaranty Agreement, dated effective as of September 28, 2018, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A.

		31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32**	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		101.INS *	XBRL Instance Document
		101.SCH *	XBRL Taxonomy Extension Schema
		101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
		101.DEF *	XBRL Taxonomy Extension Definition Linkbase
		101.LAB *	XBRL Taxonomy Extension Label Linkbase
		101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	January 9, 2019	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date:	January 9, 2019	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer