Form 10-K
period 2019-02-28
HELEN OF TROY LTD
filed 2019-04-29
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2019
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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Non-accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of August 31, 2018, based upon the closing price of the common shares as reported by The NASDAQ Global Select Market on such date, was approximately $3,122,284,452.
As of April 22, 2019, there were 25,013,613 common shares, $0.10 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2019 Annual General Meeting of Shareholders to be filed within one hundred and twenty days of the fiscal year ended February 28, 2019 (2019 Proxy Statement) are incorporated by reference into Part III of this report to the extent described herein.

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

Prior to December 20, 2017, we operated a Nutritional Supplements segment.  On December 20, 2017, we completed the divestiture of the Nutritional Supplements segment through the sale of Healthy Directions LLC and its subsidiaries to Direct Digital, LLC.  Following the sale, we no longer consolidate our former Nutritional Supplements segment’s operating results.  The Nutritional Supplements segment’s operating results are included in our financial statements and classified within discontinued operations. We have reallocated corporate overhead expenses to our continuing operating segments that were previously allocated to our former Nutritional Supplements segment. Unless otherwise noted, all amounts presented are from continuing operations. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and Note 4 of the accompanying consolidated financial statements for more information.  Discontinued operations in this report on Form 10-K refers only to our discontinued Nutritional Supplements segment’s operations.
For more segment and geographic information concerning our net sales revenue, long-lived assets and operating income, refer to Note 18 in the accompanying consolidated financial statements.
Our Strategic Initiatives
In fiscal 2015, we launched a five-year transformational strategy designed to improve the performance of our business segments and strengthen our shared service capabilities.  This strategy has driven our decisions on where we will operate and how we will achieve our goals in markets around the world.  The overall design of our business and organizational plan is intended to create sustainable and profitable growth and improve organizational capability.
Fiscal 2019 marked the completion of Phase I of our multi-year transformation strategy, which delivered performance across a wide range of measures. We improved core sales growth by focusing on our Leadership Brands, made strategic acquisitions, became a more efficient operating company with strong global shared services, upgraded our organization and culture, improved inventory turns and return on invested capital, and returned capital to shareholders.

Fiscal 2020 begins Phase II of our transformation and is designed to drive the next five years of progress. The long-term objectives of Phase II include improved organic sales growth, continued margin expansion, and strategic and effective capital deployment. We expect Phase II will include continued investment in our Leadership Brands, with a focus on growing them through consumer-centric innovation, expanding them more aggressively outside the United States, and adding new brands through acquisition. We anticipate building further shared service capability and operating efficiency, as well as attracting, retaining, unifying and training the best people.

On March 11, 2019, we announced that we are in the process of exploring the divestiture of our Personal Care business, a subset of our Beauty Segment. The Personal Care business includes liquid, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium. This potential divestiture advances our strategy to focus our resources on our Leadership Brands. Leadership Brands are brands which have number-one and number-two positions in their respective categories and include OXO, Honeywell, Braun, PUR, Hydro Flask, Vicks, and Hot Tools.
Our Products
The following table summarizes the types of products we sell by business segment:

Segment	Product Category	Primary Products
Housewares	Food Preparation and Storage	Food preparation tools and gadgets, food storage containers and storage and organization products
	Cleaning, Bath and Garden	Household cleaning products, shower organization, bathroom accessories, and gardening products
	Infant and Toddler	Feeding and drinking products, child seating, cleaning tools and nursery accessories
	Hot and Cold Beverage and Food Containers	Insulated water bottles, jugs, thermoses, drinkware, travel mugs and food containers
Health & Home	Healthcare	Thermometers, blood pressure monitors and humidifiers
	Water Filtration	Faucet mount water filtration systems and pitcher based water filtration systems
	Home Environment	Air purifiers, heaters, fans, humidifiers and dehumidifiers
Beauty	Appliances and Accessories	Hair, facial and skin care appliances, grooming brushes, tools and decorative hair accessories
	Personal Care	Liquid hair styling, treatment and conditioning products, shampoos, skin care products, fragrances, deodorants and antiperspirants
Our Trademarks
We market products under a number of trademarks that we own and sell certain of our products under trademarks licensed from third parties.  We believe our principal trademarks, both owned and licensed, have high levels of brand name recognition among retailers and consumers throughout the world.  Through our favorable partnerships with our licensors, we believe we have developed stable, enduring relationships that provide access to unique brands that complement our owned and internally developed trademarks.
The Beauty and Health & Home segments rely on the continued use of trademarks licensed under various agreements for a substantial portion of their net sales revenue.  New product introductions under licensed trademarks require approval from the respective licensors.  The licensors must also approve the product packaging.  Many of our license agreements require us to pay minimum royalties, meet minimum sales volumes and some require us to make minimum levels of advertising expenditures.
The following table lists our key trademarks by segment:

Segment	Owned	Licensed
Housewares	OXO, Good Grips, Hydro Flask, Soft Works, OXO tot
Health & Home	PUR	Honeywell , Braun, Vicks
Beauty	Hot Tools, Brut, Pert, Sure, Infusium	Revlon, Bed Head

Patents and Other Intellectual Property
We maintain utility and design patents in the United States and several foreign countries.  We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.
Sales and Marketing
We currently market our products in over 90 countries throughout the world. Sales within the United States comprised approximately 78%, 79% and 79% of total net sales revenue in fiscal 2019, 2018 and 2017, respectively. Our segments primarily sell their products through mass merchandisers, drugstore chains, warehouse clubs, home improvement stores, grocery stores, specialty stores, beauty supply retailers, e-commerce retailers, wholesalers, and various types of distributors, as well as directly to consumers.  We collaborate extensively with our retail customers and, in many instances, produce specific versions of our product lines with exclusive designs and packaging for their stores, which are appropriately priced for their respective customer bases.  We market products principally through the use of outside sales representatives and our own internal sales staff, supported by our internal marketing, category management, engineering, creative services, and customer and consumer service staff.  These groups work closely together to develop pricing and distribution strategies, to design packaging and to help develop product line extensions and new products.
Research and Development
Our research and development activities focus on new, differentiated and innovative products designed to drive sustained organic growth.  We continually invest to strengthen our product design and research and development capabilities, including extensive study to gain consumer insight.  Research and development expenses consist primarily of salary and employee benefit expenses and contracted development and testing efforts associated with development of products.
Manufacturing and Distribution
We contract with unaffiliated manufacturers, primarily in China and Mexico, to manufacture a significant portion of our finished goods for the Beauty appliances and accessories, Housewares, Healthcare, Water Filtration, and Home Environment product categories.  The North American region of the Personal Care category of the Beauty segment sources most of its products from U.S. manufacturers. For fiscal 2019, 2018 and 2017, finished goods manufactured by vendors in the Far East comprised approximately 74%, 74% and 71%, respectively, of total finished goods purchased.
In total, we occupy approximately 4,219,800 square feet of owned and leased distribution space in various locations to support our operations.  These facilities include a 1,200,000 square foot distribution center in Southaven, Mississippi, and a 1,300,000 square foot distribution center in Olive Branch, Mississippi, used to support a significant portion of our domestic distribution.
Customers
Sales to Walmart, Inc. (including its worldwide affiliates) accounted for approximately 16%, 17% and 17% of our consolidated net sales revenue in fiscal 2019, 2018 and 2017, respectively.  Sales to Amazon.com Inc. accounted for approximately 16%, 13% and 10% of our consolidated net sales revenue in fiscal 2019, 2018 and 2017, respectively.  Sales to Target Corporation accounted for approximately 10% of our consolidated net sales revenue in fiscal 2019, 2018 and 2017, respectively. No other customers accounted for 10% or more of consolidated net sales revenue during those fiscal years.  Sales to our top five customers accounted for approximately 51%, 49% and 48% of our consolidated net sales revenue in fiscal 2019, 2018 and 2017, respectively.

Order Backlog

When placing orders, our individual consumer, retail and wholesale customers usually request that we ship the related products within a short time frame.  As such, there usually is no significant backlog of orders in any of our distribution channels.
Seasonality

SEASONALITY AS A PERCENTAGE OF ANNUAL NET SALES REVENUE
	Fiscal Years Ended February 28,
Fiscal Quarter Ended	2019	2018	2017
May	22.7%	22.0%	22.2%
August	25.2%	23.3%	23.8%
November	27.6%	28.5%	29.3%
February	24.6%	26.2%	24.7%

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
Housewares
Lifetime Brands, Inc. (KitchenAid), Newell Brands Inc., Simple Human LLC, Yeti Holdings, Inc. (Yeti), Can't Live Without It, Inc. (S'well), Bradshaw Home, Inc. (BradshawHome), Hewy Wine Chillers, LLC (Corkcicle)

Health & Home
Exergen Corporation, Omron Healthcare, Inc., Crane Engineering, Newell Brands, Inc., Lasko Products, LLC., The Clorox Company (Brita), Zero Technologies, LLC, Vornado Air Circulation Systems, Dyson Ltd, Unilever (Blueair), Guardian Technologies LLC.

Beauty	Conair, Spectrum Brands Holdings Inc. (Remington), Newell Brands, Inc., The Procter & Gamble Company, Unilever N.V., Colgate-Palmolive Company
Environmental and Health and Safety Matters
Our operations are subject to national, state, local, and provincial jurisdictions’ environmental, health and safety laws and regulations.  Many of the products we sell are subject to a number of product safety laws and regulations in various jurisdictions.  These laws and regulations specify the maximum allowable levels of certain materials that may be contained in our products, provide statutory prohibitions against misbranded and adulterated products, establish ingredients and manufacturing procedures for certain products, specify product safety testing requirements, and set product identification and labeling requirements.
Additionally, an emerging trend with both governments and our retail customers is to prescribe public and private social accountability reporting requirements regarding our worldwide business activities.  In our product space, some requirements have already been mandated and we believe others may become required.  Examples of current requirements include conflict minerals content reporting, customer reporting of foreign fair labor practices in connection with our supply chain vendors, and evaluating the risks of human trafficking and slavery.
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
Employees
As of February 28, 2019, we employed approximately 1,500 full-time employees worldwide.  We also use temporary, part-time and seasonal employees as needed.  None of our U.S. employees are covered by a collective bargaining agreement.  Certain of our employees in Europe are covered by collective arrangements or works counsel in accordance with local practice.  We have never experienced a work stoppage, and we believe that we have satisfactory working relations with our employees.
Available Information
We maintain our main Internet site at: http://www.helenoftroy.com.  The information contained on this website is not included as a part of, or incorporated by reference into, this report.  We make available on or through our main website’s Investor Relations page under the heading “SEC Filings” certain reports and amendments to those reports that we file with, or furnish to, the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements on Schedule 14A, amendments to these reports, and the reports required under Section 16 of the Exchange Act of transactions in our common stock by directors and officers.  We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.  Also, on the Investor Relations page, under the heading “Corporate Governance,” are our Code of Ethics, Corporate Governance Guidelines and the Charters of the Committees of the Board of Directors.

Item 1A. Risk Factors
Carefully consider the risks described below and all of the other information included in our report on Form 10-K when deciding whether to invest in our securities or otherwise evaluating our business. If any of the following risks or other events or circumstances described elsewhere in this report materialize, our business, operating results or financial condition may suffer. In this case, the trading price of our common stock and the value of your investment might significantly decline. The risks listed below are not the only risks that we face. Additional risks unknown to us or that we currently believe are insignificant may also affect our business.
Our ability to deliver products to our customers in a timely manner and to satisfy our customers’ fulfillment standards are subject to several factors, some of which are beyond our control.
Retailers place great emphasis on timely delivery of our products for specific selling seasons, especially during our third fiscal quarter, and on the fulfillment of consumer demand throughout the year. We cannot control all of the various factors that might affect product delivery to retailers. Vendor production delays, difficulties encountered in shipping from overseas, customs clearance delays, and operational issues with any of the third-party logistics providers we use in certain countries are on-going risks of our business. We also rely upon third-party carriers for our product shipments from our distribution centers to customers. In certain circumstances, we rely on the shipping arrangements our suppliers have made in the case of products shipped directly to retailers from the suppliers. Accordingly, we are subject to risks, including labor disputes, inclement weather, natural disasters, possible acts of terrorism, availability of shipping containers, and increased security restrictions associated with the carriers’ ability to provide delivery services to meet our shipping needs. Further, our delivery process must often accommodate special vendor requirements to use specific carriers and delivery schedules. Failure to deliver products to our retailers in a timely and effective manner could damage our reputation and brands and result in loss of customers or reduced orders, which could have a material adverse effect on our business, operating results and financial condition.
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
A few customers account for a substantial percentage of our net sales revenue. Our financial condition and operating results could suffer if we lost all or a portion of the sales to any one of these customers. In particular, sales to our two largest customers accounted for approximately 32% of our consolidated net sales revenue in fiscal 2019. While only three customers individually accounted for 10% or more of our consolidated net sales revenue in fiscal 2019, sales to our top five customers in aggregate accounted for approximately 51% of fiscal 2019 consolidated net sales revenue. We expect that a small group of customers will continue to account for a significant portion of our net sales revenue. Although we have long-standing relationships with our major customers, we generally do not have written agreements that require these customers to buy from us or to purchase a minimum amount of our products. A substantial decrease in sales to any of our major customers could have a material adverse effect on our financial condition and operating results. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a deterioration in the credit worthiness or bankruptcy filing of a key customer could have a material adverse effect on our business, operating results and financial condition.
Expectations regarding recent acquisitions, and any future acquisitions or divestitures, including our ability to realize related synergies, along with our ability to effectively integrate acquired businesses or disaggregate divested businesses, may adversely affect the price of our common stock.
We continue to look for opportunities to make strategic business and/or brand acquisitions. Additionally, we frequently evaluate our portfolio of business products and may consider divestitures or exits of businesses that we no longer believe to be an appropriate strategic fit, including the potential divestiture of our Personal Care business. Our financial results could be impacted in the event that changes in the cash flows or other market-based assumptions or conditions cause the value of acquired assets to fall below book value, or we are not able to deliver the expected benefits or synergies associated with acquisition transactions, which could also have an impact on associated goodwill and intangible assets. Any acquisition or divestiture, if not favorably received by consumers, shareholders, analysts, and others in the investment community, could have a material adverse effect on the price of our common stock.
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
A significant portion of our long-term assets consists of goodwill and other indefinite-lived intangible assets recorded as a result of past acquisitions. We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value. If our analysis indicates that an individual asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value. The analysis required by GAAP entails significant amounts of judgment and subjectivity.
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
Our functional currency is the U.S. Dollar. Changes in the relation of other foreign currencies to the U.S. Dollar will affect our sales and profitability and can result in exchange losses because we have operations and assets located outside the United States. We transact a portion of our international business in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. Accordingly, foreign operations will continue to expose us to foreign currency fluctuations, both for purposes of actual conversion and financial reporting purposes. Additionally, we purchase a substantial amount of our products from Chinese manufacturers in U.S Dollars. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years. During fiscal 2019 the Chinese Renminbi strengthened against the U.S. dollar by approximately 6.0%. Chinese Renminbi currency fluctuations have the potential to add volatility to our product costs over time.
Where operating conditions permit, we seek to reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars. We use derivative financial instruments including forward contracts, cross currency debt swaps and zero-cost collars to hedge against certain foreign currency exchange rate-risk inherent in our transactions denominated in currencies other than the U.S. Dollar. We enter into these types of agreements to partially mitigate our exposure to foreign currency exchange risk. It is not practical for us to hedge all our exposures, nor are we able to accurately project the possible effect of all foreign currency fluctuations on translated amounts or future net income due to our constantly changing exposure to various currencies, the fact that each foreign currency reacts differently to the U.S. Dollar and the significant number of currencies involved.
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
All of our products are manufactured by unaffiliated companies, most of which are in the Far East, principally in China. For fiscal 2019, finished goods manufactured in the Far East comprised of approximately 74% of total finished goods purchased. This concentration exposes us to risks associated with doing business globally, including: changing international political relations; labor availability and cost; changes in laws, including tax laws, regulations and treaties; changes in labor laws, regulations and policies; changes in customs duties, additional tariffs and other trade barriers; changes in shipping costs; currency exchange fluctuations; local political unrest; an extended and complex transportation cycle; the impact of changing economic conditions; and the availability and cost of raw materials and merchandise. The political, legal and cultural environment in the Far East is rapidly evolving, and any change that impairs our ability to obtain products from manufacturers in that region, or to obtain products at marketable rates, could have a material adverse effect on our business, operating results and financial condition.
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

We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the United States. This concentration exposes us to risks associated with doing business globally, including changes in tariffs. The Office of the United States Trade Representative identified certain Chinese imported goods for additional tariffs to address China’s trade policies and practices. These tariffs could have a material adverse effect on our business and results of operations. Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, imposing additional tariffs on imports from China and potentially imposing other restrictions on exports from China to the United States. Consequently, it is possible further and or higher tariffs will be imposed on products imported from foreign countries, including China, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs. This may cause us to raise prices or make changes to our operations, any of which could have a material adverse effect on our business and results of operations.
Certain of our U.S. distribution facilities are geographically concentrated and operate during peak shipping periods at or near capacity. These factors increase our risk that disruptions could occur and significantly affect our ability to deliver products to our customers in a timely manner. Such disruptions could have a material adverse effect on our business.
Most of our U.S. distribution, receiving and storage functions are consolidated into two distribution facilities in northern Mississippi. Approximately 60% of our consolidated gross sales volume shipped from facilities in this region in fiscal 2019. For this reason, any disruption in our distribution process in either of these facilities, even for a few days, could adversely affect our business, operating results and financial condition.
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
From time to time, we may provide financial projections to our shareholders, lenders, investment community, and other stakeholders of our future sales and net income. Since we do not require long-term purchase commitments from our major customers and the customer order and ship process is very short, it is difficult for us to accurately predict the demand for many of our products, or the amount and timing of our future sales, related net income and cash flows. Our projections are based on management’s best estimate of sales using historical sales data and other relevant information available at the time. These projections are highly subjective since sales to our customers can fluctuate substantially based on the demand of their retail consumers and related ordering patterns, as well as other risks described in this report. Additionally, changes in retailer inventory management strategies could make our inventory management more difficult. Due to these factors, our future sales and net income could vary materially from our projections.
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
The economies of foreign countries important to our operations, including countries in Asia, EMEA and Latin America, could suffer slower economic growth or economic, social and/or political instability or hyperinflation in the future. Our international operations in countries in Asia, EMEA and Latin America, including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us. Additionally, there may be uncertainty resulting from recent political changes in the U.S. and abroad, the Brexit referendum in the United Kingdom (the “U.K.”), ongoing terrorist activity, and other global events. The potential exit of the U.K. from European Union (the “EU”) membership (commonly referred to as “Brexit”) could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations. These factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.
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
Our liquidity may be materially adversely affected by constraints in the capital and credit markets and limitations under our financing arrangements.

We need sufficient sources of liquidity to fund our working capital requirements, service our outstanding indebtedness and finance business opportunities. Without sufficient liquidity, we could be forced to curtail our operations, or we may not be able to pursue business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash, credit facilities, and other debt arrangements. If our sources of liquidity do not satisfy our requirements, we may need to seek additional financing. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the regulatory environment for banks and other financial institutions, the availability of credit and our reputation with potential lenders. Further, disruptions in national and international credit markets could result in limitations on credit availability, tighter lending standards, higher interest rates on consumer and business loans, and higher fees associated with obtaining and maintaining credit availability. Disruptions may also materially limit consumer credit availability and restrict credit availability to us and our customer base. In addition, in the event of disruptions in the financial markets, current or future lenders may become unwilling or unable to continue to advance funds under any agreements in place, increase their commitments under existing credit arrangements or enter into new financing arrangements. These factors could materially adversely affect our liquidity, costs of borrowing and our ability to pursue business opportunities or grow our business, and threaten our ability to meet our obligations as they become due. In addition, covenants in our debt agreements could restrict or delay our ability to respond to business opportunities, or in the event of a failure to comply with such covenants, could result in an event of default, which if not cured or waived, could have a material adverse effect on us.

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
Failure to maintain cybersecurity and the integrity of internal or customer data could have a material adverse effect on our operations and profitability and may result in faulty business decisions, operational inefficiencies, damage to our reputation and/or subject us to costs, fines, or lawsuits.
Information systems require constant updates to their security policies and hardware systems to reduce the risk of unauthorized access, malicious destruction of data or information theft. We rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission and storage of confidential information and data. While we have security measures in place, our systems and networks have been and will continue to be subject to ongoing threats. Therefore, our security measures may be breached as a result of employee error, failure to implement appropriate processes and procedures, advances in computer and software capabilities and encryption technology, new tools and discoveries, malfeasance, third-party action, including cyber-attacks or other international misconduct by computer hackers or otherwise. This could result in one or more third-parties obtaining unauthorized access to our customer or supplier data or our internal data, including personally identifiable information, intellectual property and other confidential business information. Third-parties may also attempt to fraudulently induce employees into disclosing sensitive information such as user names, passwords or other information in order to gain access to customer or supplier data or our internal data, including intellectual property and other confidential business information. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure or otherwise to maintain the confidentiality, security, and integrity of data that we store or otherwise maintain on behalf of third-parties may harm our reputation and our customer and consumer relationships.
If such unauthorized disclosure or access does occur, we may be required to notify our customers, consumers, or those persons whose information was improperly used, disclosed or accessed. We may also be subject to claims of breach of contract for such use or disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was improperly used or disclosed. We could also become the subject of regulatory action or litigation from our consumers, customers, employees, suppliers, service providers, and shareholders, which could damage our reputation, require significant expenditures of capital and other resources, and cause us to lose business and revenue. Additionally, an unauthorized disclosure or use of information could cause interruptions in our operations and might require us to spend significant management time and other resources investigating the event and dealing with local and federal law enforcement. Regardless of the merits and ultimate outcome of these matters, we may be required to devote time and expense to their resolution. In addition, the increase in the number and the scope of data security incidents has increased regulatory and industry focus on security requirements and heightened data security industry practices. New regulation, evolving industry standards, and the interpretation of both, may cause us to incur additional expense in complying with any new data security requirements. As a result, the failure to maintain the integrity of and protect customer or supplier data or our internal data could have a material adverse effect on our business, operating results and financial condition.
Recent global legal developments regarding privacy and data security could result in changes to our business practices, penalties, increased cost of operations, or otherwise harm our business.
As a global company, we are subject to global privacy and data security laws, regulations, and codes of conduct that apply to our various business units. These laws and regulations may be inconsistent across jurisdictions and are subject to evolving and differing interpretations. Government regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws, thereby further impacting our business.
Globally, new and emerging laws, such as the General Data Protection Regulation in Europe, state laws in the U.S. on privacy, data and related technologies, such as the California Consumer Privacy Act, as well as industry self-regulatory codes create new compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. While we have invested in readiness to comply with applicable requirements, these new and emerging laws, regulations and codes may affect our ability to reach current and prospective consumers, to respond to consumer requests under the laws (such as individual rights of access, correction, and deletion of their personal information), and to implement our business models effectively. The costs of compliance or failure to comply with such laws, regulations, codes of conduct and expectations could have a material adverse impact on our financial condition and results of operations.
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
Significant judgment is required to determine our effective tax rate and evaluate our tax positions. We provide for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria prescribed by applicable accounting standards. Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may impact our effective tax rate and financial results. Additionally, we are subject to audits in the various taxing jurisdictions in which we conduct business. In cases where audits are conducted and issues are raised, a number of years may elapse before such issues are finally resolved. Unfavorable resolution of any tax matter could increase the effective tax rate, which could have an adverse effect on our operating results and cash flow. For additional information regarding our taxes, see Note 20 to the accompanying consolidated financial statements.
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
As additional regulatory guidance is issued by the applicable taxing authorities, accounting treatment is clarified, we perform additional analysis on the application of the law, and we refine estimates in calculating the effect, our final analysis may be different from provisional amounts, which could materially affect our tax obligations and effective tax rate in the period completed.
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
Legislation enacted in Bermuda and Barbados in response to the European Union’s review of harmful tax competition could adversely affect our operations.

In December 2017, the EU Economic and Financial Affairs Council (“ECOFIN”) released a list of non-cooperative jurisdictions for tax purposes. The stated aim of this list, and accompanying report, was to promote good governance worldwide in order to maximize efforts to prevent tax fraud and tax evasion. Our jurisdiction of organization is Bermuda and one of our subsidiaries is organized in Barbados, two of the countries identified in the ECOFIN report. As of the date of this report, Bermuda and Barbados are each listed on the “black list” of non-cooperative jurisdictions for tax purposes. Bermuda was listed on this “black list” of non-cooperative jurisdictions for having a tax regime that facilitates offshore structures which attract profits without real economic activity and failing to timely satisfy its commitment to remedy the shortcomings to the satisfaction of the EU.  Barbados was listed on this “black list” of non-cooperative jurisdictions for having a “harmful preferential tax regime” and its attempts to amend or abolish such regime being unsatisfactory to the EU.

In connection with the release of the ECOFIN findings, Bermuda and Barbados each enacted legislation that requires certain entities engaged in “relevant activities” in Bermuda and Barbados to maintain a substantial economic presence in the country, and to satisfy economic substance requirements. The list of “relevant activities” in the respective statutes includes carrying on as a business any one or more of several enumerated activities, such as headquarters, shipping, distribution and service center, intellectual property and holding entities. Any entity that is required to satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the EU of the information filed by any entity with the Bermuda Registrar of Companies and the Ministry of International Business and Industry in Barbados, as applicable, in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities and/or may be struck off as a registered entity in Bermuda or Barbados.

As the local authorities have not released implementing guidelines, the impact of the foregoing legislation and developments is unclear, including whether additional or revised requirements may be enacted by Bermuda or Barbados in response to being included on the EU’s “black list” of non-cooperative jurisdictions for tax purposes. Accordingly, we cannot predict the effect of Bermuda’s or Barbados’s current or future economic substance requirements on our business, which may impact the manner and jurisdictions in which we operate, which could adversely affect our business, financial condition or results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of February 28, 2019, we own, lease or otherwise utilize through third-party management service agreements, a total of 38 properties worldwide, which include selling, procurement, research and development, administrative, distribution facilities, and 31 acres of land held for expansion.  All properties operated by us are adequate for their intended purpose.
Properties we own by location, type and use, segment and approximate size are listed below:

Location	Type and Use	Business Segment	Approximate Size (Square Feet)
Owned Properties
El Paso, Texas, USA	Land & Building - U.S. Headquarters	All Segments	135,000
El Paso, Texas, USA	Land & Building - Distribution Facility	Housewares, Health & Home and Beauty	408,000
Olive Branch, Mississippi, USA	Land & Building - Distribution Facility	Health & Home and Beauty	1,300,000
Southaven, Mississippi, USA	Land & Building - Distribution Facility	Housewares and Beauty	1,200,000
Sheffield, England	Land & Building - Office Space	Housewares, Health & Home and Beauty	10,400
Mexico City, Mexico	Land & Building - Office Space	Health & Home and Beauty	3,900

The number of properties we lease or otherwise utilize by type and use and segment are listed below:

Segments Served	Office Space	Distribution Facility	Total
All Segments	5	1	6
Multiple Segments	—	1	1
Housewares	5	6	11
Health & Home	4	1	5
Beauty	4	5	9
Other	18	14	32

Approximate square footage of all properties leased or otherwise utilized	232,900	1,311,800	1,544,700
Item 3. Legal Proceedings
We are involved in various legal claims and proceedings in the normal course of operations. In the opinion of management, the outcome of these matters will not have a material adverse effect on our consolidated financial position, operating results or liquidity. See Note 13 to the accompanying consolidated financial statements for a further discussion.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock is listed on the NASDAQ Global Select Market under symbol: HELE.
Approximate Number of Equity Security Holders of Record
Our common stock is our only class of equity security outstanding at February 28, 2019. As of April 22, 2019, there were 144 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders whose shares are held of record by banks, brokers and other financial institutions.
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
Issuer Purchases of Equity Securities
On May 10, 2017, our Board of Directors authorized the repurchase of up to $400 million of our outstanding common stock.  The authorization is effective until May 2020 and replaced our former repurchase authorization. As of February 28, 2019, our repurchase authorization allowed for the purchase of $110.5 million of common stock. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods.  The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. See Note 11 to the accompanying consolidated financial statements for additional information.

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

Share repurchase activity during the three months ended February 28, 2019, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
December 1 through December 31, 2018	108	$122.22	108	$185,593
January 1 through January 31, 2019	615,081	114.46	615,081	115,192
February 1 through February 28, 2019	40,113	116.26	40,113	110,529
Total	655,302	$114.57	655,302

(1)
The number of shares above includes shares of common stock acquired from employees who tendered shares to: 1) satisfy the tax withholding on equity awards as part of our long-term incentive plans or 2) satisfy the exercise price on stock option exercises. For the three months ended February 28, 2019 and for the full year fiscal 2019, 554 and 59,024 shares were acquired from employees at a weighted average per share price of $116.44 and $91.70, respectively.

(2)
Reflects the remaining dollar value of shares that may yet be purchased under our Stock Repurchase Plan through the end of February 28, 2019 as authorized by the Company's Board of Directors in May 2017. For additional information, see Note 11 to the accompanying consolidated financial statements.

The following table summarizes our share repurchase activity for the periods shown:

	Fiscal Years Ended February 28,
(in thousands, except share and per share data)	2019	2018	2017
Common stock repurchased on the open market:
Number of shares	1,875,469	717,300	922,731
Aggregate value of shares	$212,080	$65,795	$75,000
Average price per share	$113.08	$91.73	$81.28

Common stock received in connection with share-based compensation:
Number of shares	59,024	75,785	6,286
Aggregate value of shares	$5,413	$7,258	$595
Average price per share	$91.70	$95.77	$94.61

Performance Graph
The graph below compares the cumulative total return of our Company to the NASDAQ Market Index and a Peer Group Index, assuming $100 was invested on February 28, 2014. The Peer Group Index is the Dow Jones - U.S. Personal Products, Broad Market Cap, Yearly, and Total Return Index. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN
FOR HELEN OF TROY LIMITED, PEER GROUP INDEX AND
NASDAQ MARKET INDEX
350.00
300.00
250.00
200.00
150.00
100.00
50.00
2014
2015
2016
2017
2018
2019
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

Item 6. Selected Financial Data

The selected consolidated statements of income and cash flow data for fiscal 2019, 2018 and 2017, and the selected consolidated balance sheet data as of the end of fiscal 2019 and 2018, have been derived from our audited consolidated financial statements included in this report. The selected consolidated statements of income and cash flow data for fiscal 2016 and 2015, and the selected consolidated balance sheet data as of the end of fiscal 2017, 2016 and 2015, have been derived from our audited consolidated financial statements, which are not included in this report. This information should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements included in this report. All currency amounts are denominated in U.S. Dollars.  In December 2017, we sold our former Nutritional Supplements segment. The operating results of this segment are presented as discontinued operations for all applicable periods presented. Additional information related to the sale of our former Nutritional Supplement segment is included in Note 4 to the accompanying consolidated financial statements.

(in thousands, except per share data)	2019 (1)(2)	2018 (1)(2)(3)	2017 (1)(2)(3)	2016 (1)(2)(3)	2015 (1)(2)
Income Statement Data:
Housewares	$523,807	$459,004	$418,558	$311,023	296,491
Health & Home	695,217	674,062	626,982	637,427	607,567
Beauty	345,127	345,779	351,995	434,943	430,912
Sales revenue, net	1,564,151	1,478,845	1,397,535	1,383,393	1,334,970
Gross profit	641,106	611,199	573,416	516,551	516,906
Asset impairment charges	—	15,447	2,900	6,000	9,000
Restructuring charges	3,586	1,857	—	—	—
Operating income	199,379	169,062	169,664	116,294	152,215
Interest expense	11,719	13,951	14,361	10,581	14,079
Income tax expense	13,776	26,556	11,407	13,021	12,332
Income from continuing operations	174,224	128,882	144,310	92,991	126,322
Income (loss) from discontinued operations, net of tax	(5,679)	(84,436)	(3,621)	8,237	4,842
Net income	168,545	44,446	140,689	101,228	131,164
Earnings (loss) per share - basic
Continuing operations	$6.68	$4.76	$5.24	$3.29	$4.42
Discontinued operations	(0.22)	(3.12)	(0.13)	0.29	0.17
Net income	$6.46	$1.64	$5.11	$3.58	$4.59
Earnings (loss) per share - diluted
Continuing operations	$6.62	$4.73	$5.17	$3.23	$4.35
Discontinued operations	(0.22)	(3.10)	(0.13)	0.29	0.17
Net income	$6.41	$1.63	$5.04	$3.52	$4.52

Weighted average shares outstanding - basic	26,073	27,077	27,522	28,273	28,579
Weighted average shares outstanding - diluted	26,303	27,254	27,891	28,749	29,035

Cash Flow Data from Continuing Operations:
Depreciation and amortization	$29,927	$33,730	$36,175	$34,889	$34,213
Net cash provided by operating activities (3)	200,568	218,609	212,491	170,263	171,742
Capital and intangible asset expenditures	26,385	13,605	15,507	16,676	5,908
Payments to acquire businesses, net of cash acquired	—	—	209,267	43,150	195,943
Net amounts borrowed (repaid)	29,900	(197,000)	(133,200)	190,700	240,600

(in thousands)	2019 (1)(2)	2018 (1)(2)(3)	2017 (1)(2)(3)	2016 (1)(2)(3)	2015 (1)(2)
Balance Sheet Data from Continuing Operations:
Working capital (4)	$292,828	$258,222	$267,896	$487,861	$308,895
Goodwill and other intangible assets	893,846	905,235	938,324	762,879	746,542
Total assets (4)	1,649,535	1,623,717	1,616,235	1,639,673	1,444,163
Long-term debt (4)	318,900	287,985	461,211	600,107	411,307
Stockholders' equity (5)	996,637	1,014,459	1,020,766	930,043	904,565

(1)
We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) in the first quarter of fiscal 2019 and have reclassified amounts in the prior year’s statements of income to conform to the current period’s presentation. For additional information see Note 3 to the accompanying consolidated financial statements.

(2)
In December 2017, we divested our former Nutritional Supplements segment, which is reported as discontinued operations. For additional information see Note 4 to the accompanying consolidated financial statements.

(3)	Includes the material impact of new business acquisitions as follows:

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

(4)	Fiscal 2016 and 2015 include certain reclassifications to conform with fiscal 2017 adopted accounting changes.

(5)
During fiscal 2019, 2018, 2017, 2016 and 2015, we repurchased and retired 1,934,493, 793,085, 929,017, 1,244,090, and 4,174,093 shares of common stock having total cost of $217.5, $73.1, $75.6, $106.4, and $278.4 million, respectively.

Information Regarding Forward-Looking Statements
Certain written and oral statements in this Form 10-K may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the Securities and Exchange Commission (the "SEC"), in press releases, and in certain other oral and written presentations. Generally, the words "anticipates", "believes", "expects", "plans", "may", "will", "should", "seeks", "estimates", "project", "predict", "potential", "continue", "intends", and other similar words identify forward-looking statements. All statements that address operating results, events or developments that may occur in the future, including statements related to sales, earnings per share ("EPS") results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct. Forward-looking statements are subject to risks that could cause them to differ materially from actual results. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We believe that these risks include but are not limited to the risks described in this report under Item 1A., “Risk Factors” and that are otherwise described from time to time in our SEC reports as filed. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

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
This MD&A, including the tables under the headings “Operating income, operating margin, adjusted operating income (non-GAAP) and adjusted operating margin (non-GAAP) by segment" and “Income from continuing operations, diluted EPS from continuing operations, adjusted income from continuing operations (non-GAAP), and adjusted diluted EPS from continuing operations (non-GAAP),” respectively, reports operating income, operating margin, income from continuing operations and diluted earnings per share from continuing operations without the impact of non-cash asset impairment charges, restructuring charges, the TRU bankruptcy charge, the patent litigation charge, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based measures presented in our condensed consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income from continuing operations, and adjusted diluted EPS from continuing operations provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors. We further believe that including the excluded charges would not accurately reflect the underlying performance of our continuing operations for the period in which the charges are incurred, even though such charges may be incurred and reflected in our GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income from continuing operations, and adjusted diluted EPS from continuing operations are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information.
These measures are discussed further and reconciled to their applicable GAAP based measures contained in this MD&A beginning on page 35.
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
In fiscal 2015, we launched a five-year transformational strategy designed to improve the performance of our business segments and strengthen our shared service capabilities.  This strategy has driven our decisions on where we will operate and how we will achieve our goals in markets around the world.  The overall design of our business and organizational plan is intended to create sustainable and profitable growth and improve organizational capability.
Fiscal 2019 marked the completion of Phase I of our multi-year transformation strategy, which delivered performance across a wide range of measures. We improved core sales growth by focusing on our Leadership Brands, made strategic acquisitions, became a more efficient operating company with strong global shared services, upgraded our organization and culture, improved inventory turns and return on invested capital, and returned capital to shareholders.

Fiscal 2020 begins Phase II of our transformation and is designed to drive the next five years of progress. The long-term objectives of Phase II include improved organic sales growth, continued margin expansion, and strategic and effective capital deployment. We expect Phase II will include continued investment in our Leadership Brands, with a focus on growing them through consumer-centric innovation, expanding them more aggressively outside the United States, and adding new brands through acquisition. We anticipate building further shared service capability and operating efficiency, as well as attracting, retaining, unifying and training the best people.

In fiscal 2018, we announced a restructuring plan (referred to as “Project Refuel”) intended to enhance the performance primarily in the Beauty and former Nutritional Supplements segments. Project Refuel includes charges for a reduction-in-force and the elimination of certain contracts. During the first quarter of fiscal 2019, we expanded Project Refuel to include the realignment and streamlining of our supply chain structure. We are targeting total annualized profit improvements of approximately $8.0 million to $10.0 million over the duration of the plan. We estimate the plan to be completed during fiscal 2020 and expect to incur total restructuring charges of approximately $7.0 million. Restructuring provisions are determined based on estimates prepared at the time the restructuring actions are approved by management and are revised periodically. See Note 12 to the accompanying consolidated financial statements for additional information.
Significant Trends Impacting the Business

Potential Impact of Tariffs
During fiscal 2019, the Office of the U.S. Trade Representative (‘‘USTR’’) imposed additional tariffs on products imported from China. We purchase a high concentration of our products from unaffiliated manufacturers located in China. This concentration exposes us to risks associated with doing business globally, including changes in tariffs.

The tariff increases that have been implemented by the USTR began to impact our cost of goods sold in the third quarter of fiscal 2019. In total, the net unmitigated tariff impact that unfavorably impacted cost of sales during fiscal 2019 was approximately $4.0 million. Our implemented pricing actions became partially effective during the fourth quarter of fiscal 2019 and will continue into the first quarter of fiscal 2020. This is due to the negotiation and notice periods involved in taking pricing actions with our retail customers. Although our pricing actions are intended to offset the full gross profit impact of tariff increases, there are no assurances that the pricing action will not reduce retail consumption or customer orders in the short-term.

Potential Impact of Brexit
The potential exit of the United Kingdom (the "U.K.") from European Union ("E.U.") membership (commonly referred to as "Brexit") could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations. Negotiations are ongoing to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. These measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate, adversely change tax benefits or liabilities in these or other jurisdictions, and cause us to lose customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.

Foreign Currency Exchange Rate Fluctuations
Due to the nature of our operations, we have exposure to the impact of fluctuations in exchange rates from transactions that are denominated in a currency other than our reporting currency (the U.S. Dollar). The most significant currencies affecting our operating results are the British Pound, Euro, Canadian Dollar, and Mexican Peso.

For fiscal 2019, changes in foreign currency exchange rates had an unfavorable impact on consolidated U.S. Dollar reported net sales revenue of approximately $1.2 million, or 0.1%. For fiscal 2018, changes in foreign currency exchange rates had a favorable impact on consolidated U.S. Dollar reported net sales revenue of approximately $5.2 million, or 0.4%.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 78% of our consolidated net sales in fiscal 2019 were from U.S. shipments compared to 79% in fiscal 2018 and 2017.

Additionally, the shift in consumer shopping preferences to online or multichannel shopping experiences has shifted the concentration of our sales. For fiscal 2019, 2018 and 2017, our net sales to customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 19%, 16% and 12%, respectively, of our total consolidated net sales revenue for each fiscal year and grew over 28% in fiscal 2019. With the continued growth in online sales across the retail landscape, many brick and mortar retailers are aggressively looking for ways to improve their customer delivery capabilities to be able to meet customer expectations. As a result, it will become increasingly important for us to leverage our distribution capabilities in order to meet the changing demands of our customers, as well as to increase our online capabilities to support our direct-to-consumer sales channels and online channel sales by our retail customers.
Variability of the Cough/Cold/Flu Season
Sales in several of our Health & Home segment categories are highly correlated to the severity of winter weather and cough/cold/flu incidence. In the U.S., the cough/cold/flu season historically runs from November through March, with peak activity normally in January to March. For the 2018-2019 season, fall and winter weather was generally milder than historical averages and cough/cold/flu incidence was significantly lower than the 2017-2018 season, which was an above average season.

Potential Sale Process of our Personal Care Business
On March 11, 2019, we announced that we are in the process of exploring the divestiture of our Personal Care business, a subset of our Beauty Segment. The Personal Care business includes liquid, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium. This potential divestiture advances our strategy to focus our resources on our Leadership Brands.

Results of Operations
The following table provides selected operating data, in U.S. Dollars, as a percentage of net sales revenue, and as a year-over-year percentage change.

	Fiscal Years Ended February 28,			% of Sales Revenue, net			% Change
(in thousands)	2019 (1)	2018 (1)(3)	2017 (1)(3)	2019	2018	2017	19/18	18/17
Sales revenue by segment, net
Housewares	$523,807	$459,004	$418,558	33.5%	31.0%	29.9%	14.1%	9.7%
Health & Home	695,217	674,062	626,982	44.4%	45.6%	44.9%	3.1%	7.5%
Beauty	345,127	345,779	351,995	22.1%	23.4%	25.2%	(0.2)%	(1.8)%
Total sales revenue, net	1,564,151	1,478,845	1,397,535	100.0%	100.0%	100.0%	5.8%	5.8%
Cost of goods sold	923,045	867,646	824,119	59.0%	58.7%	59.0%	6.4%	5.3%
Gross profit	641,106	611,199	573,416	41.0%	41.3%	41.0%	4.9%	6.6%
Selling, general and administrative expense (SG&A)	438,141	424,833	400,852	28.0%	28.7%	28.7%	3.1%	6.0%
Asset impairment charges	—	15,447	2,900	—%	1.0%	0.2%	*	*
Restructuring charges	3,586	1,857	—	0.2%	0.1%	—%	93.1%	*
Operating income	199,379	169,062	169,664	12.7%	11.4%	12.1%	17.9%	(0.4)%
Nonoperating income, net	340	327	414	—%	—%	—%	4.0%	(21.0)%
Interest expense	(11,719)	(13,951)	(14,361)	(0.7)%	(0.9)%	(1.0)%	(16.0)%	(2.9)%
Income before income tax	188,000	155,438	155,717	12.0%	10.5%	11.1%	20.9%	(0.2)%
Income tax expense	13,776	26,556	11,407	0.9%	1.8%	0.8%	(48.1)%	132.8%
Income from continuing operations	174,224	128,882	144,310	11.1%	8.7%	10.3%	35.2%	(10.7)%
Loss from discontinued operations (2)	(5,679)	(84,436)	(3,621)	(0.4)%	(5.7)%	(0.3)%	(93.3)%	*
Net income	$168,545	$44,446	$140,689	10.8%	3.0%	10.1%	279.2%	(68.4)%

(1)
We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) in the first quarter of fiscal 2019 and have reclassified amounts in the prior years' statements of income to conform to the current period’s presentation. For additional information see Note 3 to the accompanying consolidated financial statements.

(2)
During fiscal 2018, we divested our Nutritional Supplements segment, which is reported as discontinued operations for all periods presented. For additional information see Note 4 to the accompanying consolidated financial statements.

(3)
Fiscal 2017 includes eleven and one-half months of operating results for Hydro Flask, acquired on March 18, 2016. Fiscal 2018 includes a full year of operating results for Hydro Flask. For additional information see Note 7 to the accompanying consolidated financial statements.

*    Calculation is not meaningful.

Fiscal 2019 Financial Results

•	Consolidated net sales revenue increased 5.8%, or $85.3 million, to $1,564.2 million in fiscal 2019 compared to $1,478.8 million in fiscal 2018.

•
Consolidated operating income increased 17.9%, or $30.3 million, to $199.4 million in fiscal 2019 compared to $169.1 million in fiscal 2018. Consolidated operating margin increased 1.3 percentage points to 12.7% of consolidated net sales revenue in fiscal 2019 compared to 11.4% in fiscal 2018. Fiscal 2019 includes pre-tax restructuring charges of $3.6 million related to Project Refuel. Consolidated operating income for fiscal 2018 included pre-tax non-cash impairment charges of $15.4 million, a pre-tax charge of $3.6 million related to the bankruptcy of Toys "R" Us ("TRU"), and pre-tax restructuring charges of $1.9 million.

•
Consolidated adjusted operating income increased 6.9%, or $15.3 million, to $239.2 million in fiscal 2019 compared to $223.9 million in fiscal 2018. Consolidated adjusted operating margin increased 0.2 percentage points to 15.3% of consolidated net sales revenue in fiscal 2019 compared to 15.1% in fiscal 2018.

•
Income from continuing operations increased 35.2%, or $45.3 million, to $174.2 million in fiscal 2019 compared to $128.9 million in fiscal 2018. Diluted earnings per share (“EPS”) from continuing operations increased 40.0% to $6.62 in fiscal 2019 compared to $4.73 in fiscal 2018.

•
Adjusted income from continuing operations increased 7.5% to $212.1 million in fiscal 2019, compared to $197.2 million in fiscal 2018.  Adjusted diluted EPS from continuing operations increased 11.3% to $8.06 in fiscal 2019 compared to $7.24 in fiscal 2018.

•
On December 20, 2017, we completed the divestiture of the Nutritional Supplements segment through the sale of Healthy Directions LLC and its subsidiaries to Direct Digital, LLC.  Following the sale, we no longer consolidate our former Nutritional Supplements segment’s operating results.  The Nutritional Supplements segment’s operating results are included in our financial statements and classified within discontinued operations. Loss from discontinued operations, net of tax, decreased to $5.7 million in fiscal 2019, compared to $84.4 million in fiscal 2018. Diluted loss per share from discontinued operations was $0.22 in fiscal 2019 compared to $3.10 in fiscal 2018. Fiscal 2018 included after tax non-cash asset impairment charges of $83.5 million. For additional information, see Note 4 to the accompanying consolidated financial statements.

•	Net income was $168.5 million in fiscal 2019 compared to $44.4 million in fiscal 2018. Diluted EPS was $6.41 in fiscal 2019 compared to $1.63 in fiscal 2018.

Fiscal 2018 Financial Results

•	Consolidated net sales revenue increased 5.8%, or $81.3 million, to $1,478.8 million in fiscal 2018 compared to $1,397.5 million in fiscal 2017.

•
Consolidated operating income decreased 0.4%, or $0.6 million, to $169.1 million in fiscal 2018 compared to $169.7 million in fiscal 2017.  Consolidated operating margin decreased 0.7 percentage points to 11.4% of consolidated net sales revenue in fiscal 2018 compared to 12.1% in fiscal 2017. Fiscal 2018 included pre-tax non-cash impairment charges of $15.4 million, a pre-tax charge of $3.6 million related to the bankruptcy of TRU, and pre-tax restructuring charges of $1.9 million.  Fiscal 2017 included a non-cash asset impairment charge of $2.9 million and a patent litigation charge of $1.5 million.

•
Consolidated adjusted operating income increased 6.6%, or $14.0 million, to $223.9 million in fiscal 2018 compared to $209.9 million in fiscal 2017.  Consolidated adjusted operating margin increased 0.1 percentage points to 15.1% of consolidated net sales revenue in fiscal 2018 compared to 15.0% in fiscal 2017.

•
Income from continuing operations decreased 10.7%, or $15.4 million, to $128.9 million in fiscal 2018 compared to $144.3 million in fiscal 2017.  Diluted EPS from continuing operations decreased 8.5% to $4.73 in fiscal 2018 compared to $5.17 in fiscal 2017.

•
Adjusted income from continuing operations increased 9.0% to $197.2 in fiscal 2018, compared to $180.9 in fiscal 2017.  Adjusted diluted EPS from continuing operations increased 11.6% to $7.24 in fiscal 2018 compared to $6.49 in fiscal 2017.

•
Loss from discontinued operations, net of tax, increased to $84.4 million in fiscal 2018, compared to $3.6 million in fiscal 2017. Fiscal 2018 includes after tax non-cash asset impairment charges of $83.5 million. Fiscal 2017 includes after tax non-cash asset impairment charges of $5.9 million. Diluted loss per share from discontinued operations was $3.10 in fiscal 2018 compared to $0.13 in fiscal 2017.

•	Net income was $44.4 million in fiscal 2018 versus $140.7 million in fiscal 2017. Diluted EPS was $1.63 in fiscal 2018 compared to $5.04 in fiscal 2017.

Consolidated and Segment Net Sales

The following table summarizes the impact that acquisitions and foreign currency had on our net sales revenue by segment:

	Fiscal Year Ended February 28,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2018 sales revenue, net (1)	$459,004	$674,062	$345,779	$1,478,845
Core business	64,886	21,061	572	86,519
Impact of foreign currency	(83)	94	(1,224)	(1,213)
Change in sales revenue, net	64,803	21,155	(652)	85,306
Fiscal 2019 sales revenue, net (1)	$523,807	$695,217	$345,127	$1,564,151
Total net sales revenue growth	14.1%	3.1%	(0.2)%	5.8%
Core business	14.1%	3.1%	0.2%	5.9%
Impact of foreign currency	—%	—%	(0.4)%	(0.1)%

	Fiscal Year Ended February 28,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2017 sales revenue, net (1)	$418,558	$626,982	$351,995	$1,397,535
Core business	34,222	43,181	(7,421)	69,982
Impact of foreign currency	76	3,899	1,205	5,180
Acquisitions (2)	6,148	—	—	6,148
Change in sales revenue, net	40,446	47,080	(6,216)	81,310
Fiscal 2018 sales revenue, net (1)	$459,004	$674,062	$345,779	$1,478,845
Total net sales revenue growth	9.7%	7.5%	(1.8)%	5.8%
Core business	8.2%	6.9%	(2.1)%	5.0%
Impact of foreign currency	—%	0.6%	0.3%	0.4%
Acquisitions	1.5%	—%	—%	0.4%

(1)
We adopted ASU 2014-09 in the first quarter of fiscal 2019 and have reclassified amounts in the prior years' statements of income to conform to the current period’s presentation. For additional information see Note 3 to the accompanying consolidated financial statements.

(2)
Includes approximately one-half month of incremental operating results for Hydro Flask, which was acquired on March 18, 2016. For additional information see Note 7 to the accompanying consolidated financial statements.

In the above tables core business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand is acquired, excluding the impact that foreign currency re-measurement had on reported net sales. Net sales revenue from internally developed brands or product lines is considered core business activity.

Leadership Brand and Other Net Sales

The following tables summarizes our leadership brand and other net sales:

	Fiscal Years Ended February 28,			$ Change		% Change
(in thousands)	2019	2018	2017	19/18	18/17	19/18	18/17
Leadership Brand sales revenue, net	$1,243,600	$1,142,183	$1,044,208	$101,417	$97,975	8.9%	9.4%
All other sales revenue, net	320,551	336,662	353,327	(16,111)	(16,665)	(4.8)%	(4.7)%
Total sales revenue, net	$1,564,151	$1,478,845	$1,397,535	$85,306	$81,310	5.8%	5.8%

Consolidated Net Sales Revenue

Comparison of Fiscal 2019 to 2018
Consolidated net sales revenue increased $85.3 million, or 5.8%, to $1,564.2 million in fiscal 2019 compared to $1,478.8 million in fiscal 2018. Growth in consolidated net sales was primarily driven by a core business increase of $86.5 million, or 5.9%, primarily due to overall point of sale growth in the brick and mortar channel, incremental distribution, growth in online sales, increased international sales, and new product introductions. This growth was partially offset by a consumption decline in the Personal Care category, the discontinuation of certain brands and products within our Beauty segment and the unfavorable impact from foreign currency fluctuations of approximately $1.2 million, or 0.1%.

Net sales from our Leadership Brands were $1,243.6 million in fiscal 2019, compared to $1,142.2 million in fiscal 2018, representing a growth of 8.9%.

Comparison of Fiscal 2018 to 2017
Consolidated net sales revenue increased $81.3 million, or 5.8%, to $1,478.8 million in fiscal 2018, compared to $1,397.5 million in fiscal 2017. Growth in consolidated net sales was primarily driven by:

•	a core business increase of $70.0 million, or 5.0%, primarily due to new product introductions, online customer growth, incremental distribution and growth in international sales;

•	growth from acquisitions of $6.1 million or 0.4%; and

•	the favorable impact from foreign currency fluctuations of approximately $5.2 million, or 0.4%.

These factors were partially offset by a consumption decline in the Personal Care category and the impact of lower store traffic and soft consumer spending at traditional brick and mortar retail.

Net sales from our Leadership Brands were $1,142.2 million in fiscal 2018, compared to $1,044.2 million in fiscal 2017, representing growth of 9.4%.
Segment Net Sales Revenue
Housewares

Comparison of Fiscal 2019 to 2018
Net sales revenue in the Housewares segment increased $64.8 million, or 14.1%, to $523.8 million in fiscal 2019, compared to $459.0 million in fiscal 2018. Growth was primarily driven by a core business increase of $64.9 million, or 14.1%, due to point of sale growth with existing customers, an increase in online sales, higher sales in the club channel, and new product introductions. These factors were partially offset by lower closeout sales.

Comparison of Fiscal 2018 to 2017
Net sales revenue in the Housewares segment increased $40.4 million, or 9.7%, to $459.0 million in fiscal 2018, compared to $418.6 million in fiscal 2017. Growth was primarily driven by:

•
a core business increase of $34.2 million, or 8.2%, due to an increase in online sales, incremental distribution with existing customers, expanded international and U.S. distribution, new product introductions for both the Hydro Flask and OXO brands, increased marketing investments and promotional activity, and higher sales in the discount channel; and

•	growth from acquisitions of $6.1 million, or 1.5%, representing an incremental one-half month of operating results from Hydro Flask in fiscal 2018, compared to fiscal 2017.

These factors were partially offset by lower store traffic and soft consumer spending at traditional brick and mortar retail and the unfavorable comparative impact of retail pipeline fill and strong sales into the club channel in the prior year period.

Health & Home

Comparison of Fiscal 2019 to 2018
Net sales revenue in the Health & Home segment increased $21.2 million, or 3.1%, to $695.2 million in fiscal 2019 compared to $674.1 million in fiscal 2018. Growth was driven by a core business increase of 3.1%, primarily due to higher sales of seasonal products and growth in international sales. These factors were partially offset by an unfavorable comparison to fiscal 2018, which benefited from strong cough/cold/flu incidence along with unseasonably cold fall and winter weather. Net foreign currency fluctuations were not meaningful.

Comparison of Fiscal 2018 to 2017
Net sales revenue in the Health & Home segment increased $47.1 million, or 7.5%, to $674.1 million in fiscal 2018 compared to $627.0 million in fiscal 2017. Growth was primarily driven by a core business increase of 6.9%, which benefited from strong cough/cold/flu incidence along with unseasonably cold fall and winter weather, compared to below average cough/cold/flu incidence and milder weather in the same period last year. Growth was also driven by an increase in online sales, incremental distribution and shelf space gains with existing customers, and an increase in international sales. Core business sales increases were partially offset by lower sales into the club channel and lower royalty revenue. Foreign currency fluctuations had a favorable impact on total segment sales of approximately $3.9 million, or 0.6%.

Beauty

Comparison of Fiscal 2019 to 2018
Net sales revenue in the Beauty segment decreased $0.7 million, or 0.2%, to $345.1 million in fiscal 2019 compared to $345.8 million in fiscal 2018. Segment net sales were unfavorably impacted by net foreign currency fluctuations of approximately $1.2 million, or 0.4%. Core business revenue increased by 0.2%, reflecting growth in the online channel, new product introductions in the retail appliance category, and an increase in international sales, which was partially offset by a decline in brick and mortar sales, the discontinuation of certain brands and products and a decrease in the Personal Care category.

Comparison of Fiscal 2018 to 2017
Net sales revenue in the Beauty segment decreased $6.2 million, or 1.8%, to $345.8 million in fiscal 2018 compared to $352.0 million in fiscal 2017. The decrease was primarily driven by a decline in the Personal Care category, which was partially offset by solid growth in both retail and professional appliance sales, particularly to online retail customers. Segment net sales were favorably impacted by foreign currency fluctuations of approximately $1.2 million, or 0.3%.

Gross Profit Margin

Comparison of Fiscal 2019 to 2018
Consolidated gross profit margin decreased 0.3 percentage points to 41.0% in fiscal 2019, compared to 41.3% in fiscal 2018. The decrease in consolidated gross profit margin is primarily due to less favorable channel and product mix, a higher mix of shipments made on a direct import basis, and the impact of tariff increases, partially offset by the favorable margin impact from growth in our Leadership Brands.

Comparison of Fiscal 2018 to 2017
Consolidated gross profit margin increased 0.3 percentage points to 41.3% in fiscal 2018, compared to 41.0% in fiscal 2017. The increase in consolidated gross profit margin is primarily due to the favorable impact from growth in our Leadership Brands, a higher margin product mix and the favorable impact from foreign currency fluctuations. These factors were partially offset by a less favorable channel mix and higher promotional spending.

Selling General and Administrative Expense

Comparison of Fiscal 2019 to 2018
Consolidated SG&A ratio decreased 0.7 percentage points to 28.0% in fiscal 2019, compared to 28.7% in fiscal 2018. The decrease in the consolidated SG&A ratio was primarily due to:

•	lower amortization expense;

•	the favorable impact from foreign currency exchange and forward contract settlements

•	the favorable comparative impact of a $3.6 million charge related to the bankruptcy of TRU in the same period last year;

•	the favorable impact of a higher mix of shipments made on a direct import basis; and

•	the impact that higher overall net sales had on operating leverage.

These factors were partially offset by:

•	higher advertising expense;

•	higher share-based compensation expense; and

•	higher freight expense.

Comparison of Fiscal 2018 to 2017
Consolidated SG&A ratio remained flat at 28.7% in fiscal 2018 and 2017. Fiscal 2018 included a $3.6 million charge related to the bankruptcy of TRU, higher overall marketing, advertising and new product development expense in support of our Leadership Brands and an unfavorable impact from foreign currency exchange and forward contract settlements. These factors were offset by the favorable comparison from a $1.5 million patent litigation charge in fiscal 2017, improved distribution and logistics efficiency and lower outbound freight expense, and the favorable impact that higher overall sales had on operating leverage.
Asset Impairment Charges

Fiscal 2019
We did not record any asset impairment charges in fiscal 2019.

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

Restructuring Charges

Fiscal 2019
We incurred $3.6 million of pre-tax restructuring costs related to employee severance and termination benefits under Project Refuel.  During fiscal 2019, we made total cash restructuring payments of $3.1 million and had a remaining liability of $1.2 million as of February 28, 2019.

Fiscal 2018
We incurred $1.9 million of pre-tax restructuring costs related to employee severance and termination benefits and contract termination costs under Project Refuel.  During fiscal 2018, we made cash restructuring payments of $1.3 million and had a remaining liability of $0.5 million as of February 28, 2018.

Fiscal 2017
We did not record any restructuring charges in fiscal 2017.

Operating income, operating margin, adjusted operating income (non-GAAP), and adjusted operating margin (non-GAAP) by segment

In order to provide a better understanding of the impact of certain items on our operating income, the below tables report the comparative after tax impact of non‐cash asset impairment charges, restructuring charges, patent litigation charges, the TRU bankruptcy charge, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods covered below. Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

	Fiscal Year Ended February 28, 2019
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$100,743	19.2%	$68,448	9.8%	$30,188	8.7%	$199,379	12.7%
Asset impairment charges	—	—%	—	—%	—	—%	—	—%
Restructuring charges	926	0.2%	686	0.1%	1,974	0.6%	3,586	0.2%
TRU bankruptcy charge	—	—%	—	—%	—	—%	—	—%
Subtotal	101,669	19.4%	69,134	9.9%	32,162	9.3%	202,965	13.0%
Amortization of intangible assets	1,980	0.4%	10,925	1.6%	1,299	0.4%	14,204	0.9%
Non-cash share-based compensation	7,974	1.5%	9,204	1.3%	4,875	1.4%	22,053	1.4%
Adjusted operating income (non-GAAP)	$111,623	21.3%	$89,263	12.8%	$38,336	11.1%	$239,222	15.3%

	Fiscal Year Ended February 28, 2018
(In thousands)	Housewares (1)		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$89,319	19.5%	$62,099	9.2%	$17,644	5.1%	$169,062	11.4%
Asset impairment charges	—	—%	—	—%	15,447	4.5%	15,447	1.0%
Restructuring charges	220	—%	—	—%	1,637	0.5%	1,857	0.1%
TRU bankruptcy charge	956	0.2%	2,640	0.4%	—	—%	3,596	0.2%
Subtotal	90,495	19.7%	64,739	9.6%	34,728	10.0%	189,962	12.8%
Amortization of intangible assets	2,226	0.5%	11,101	1.6%	5,527	1.6%	18,854	1.3%
Non-cash share-based compensation	4,701	1.0%	5,721	0.8%	4,632	1.3%	15,054	1.0%
Adjusted operating income (non-GAAP)	$97,422	21.2%	$81,561	12.1%	$44,887	13.0%	$223,870	15.1%

	Fiscal Year Ended February 28, 2017
(In thousands)	Housewares (1)		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$89,020	21.3%	$51,072	8.1%	$29,572	8.4%	$169,664	12.1%
Asset impairment charges	—	—%	—	—%	2,900	0.8%	2,900	0.2%
Patent litigation charge	—	—%	1,468	0.2%	—	—	1,468	0.1%
Subtotal	89,020	21.3%	52,540	8.3%	32,472	9.2%	174,032	12.4%
Amortization of intangible assets	2,643	0.6%	13,663	2.2%	5,718	1.6%	22,024	1.6%
Non-cash share-based compensation	3,409	0.8%	5,449	0.9%	5,003	1.4%	13,861	1.0%
Adjusted operating income (non-GAAP)	$95,072	22.7%	$71,652	11.4%	$43,193	12.3%	$209,917	15.0%

(1)	Fiscal 2017 includes eleven and one-half months of incremental operating results for Hydro Flask, acquired on March 18, 2016. Fiscal 2018 includes a full year of operating results for Hydro Flask.

Consolidated Operating Income

Comparison of Fiscal 2019 to 2018
Consolidated operating income was $199.4 million, or 12.7% of net sales, in fiscal 2019, compared to consolidated operating income of $169.1 million, or 11.4% of net sales, in fiscal 2018. Fiscal 2019 includes pre-tax restructuring charges of $3.6 million associated with Project Refuel. Fiscal 2018 included pre-tax non-cash asset impairment charges of $15.4 million, a $3.6 million charge related to the TRU bankruptcy and pre-tax restructuring charges of $1.9 million. The effect of these items in both years favorably impacted the year-over-year comparison of operating margin by a combined 1.1 percentage points. The remaining improvement in fiscal 2019 consolidated operating margin was driven by:

•	a higher mix of Leadership Brand sales at a higher operating margin;

•	lower amortization expense; and

•	the favorable impact of increased operating leverage from net sales growth.

These factors were partially offset by:

•	a less favorable channel and product mix;

•	higher advertising expense;

•	the impact of tariff increases; and

•	higher share-based compensation expense.

Consolidated adjusted operating income increased 6.9%, or $15.4 million, to $239.2 million in fiscal 2019 compared to $223.9 million in fiscal 2018. Consolidated adjusted operating margin increased 0.2 percentage points to 15.3% of consolidated net sales revenue in fiscal 2019, compared to 15.1% in fiscal 2018.

Comparison of Fiscal 2018 to 2017
Consolidated operating income was $169.1 million in fiscal 2018 compared to $169.7 million in fiscal 2017. Consolidated operating margin was 11.4% in fiscal 2018 compared to 12.1% in fiscal 2017. Fiscal 2018 included pre-tax non-cash asset impairment charges totaling $15.4 million, a $3.6 million charge related to the TRU bankruptcy and pre-tax restructuring charges of $1.9 million associated with Project Refuel. Fiscal 2017 included pre-tax non-cash asset impairment charges of $2.9 million and a patent litigation charge of $1.5 million. The effect of these items in both years unfavorably impacted the year-over-year comparison of operating margin by a combined 1.0 percentage point. The remaining improvement in fiscal 2018 consolidated operating margin primarily reflects:

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
Consolidated adjusted operating income increased 6.6% to $223.9 million in fiscal 2018 compared to $209.9 million in fiscal 2017.  Consolidated adjusted operating margin increased 0.1 percentage point to 15.1% in fiscal 2018 compared to 15.0% in fiscal 2017.

Housewares

Comparison of Fiscal 2019 to 2018
Housewares fiscal 2019 operating income was $100.7 million, or 19.2% of segment net sales, compared to $89.3 million, or 19.5% of segment net sales, in fiscal 2018. The 0.3 percentage point decrease in segment operating margin is primarily due to:

•	higher advertising expense;

•	higher share-based compensation expense;

•	higher annual incentive compensation expense related to current year performance;

•	higher freight expense; and

•	higher rent expense related to new office space.

These factors were partially offset by:

•	the favorable margin impact from growth in the Hydro Flask business;

•	the favorable impact of increased operating leverage from net sales growth; and

•	the favorable comparative impact of a $1.0 million charge related to the bankruptcy of TRU in the same period last year.

Segment adjusted operating income increased 14.6% to $111.6 million, or 21.3% of segment net sales, in fiscal 2019, compared to $97.4 million, or 21.2% of segment net sales, in fiscal 2018.

Comparison of Fiscal 2018 to 2017
Housewares fiscal 2018 operating income was $89.3 million, or 19.5% of segment net sales, compared to $89.0 million, or 21.3% of segment net sales, in fiscal 2017. The 1.8 percentage point decrease in segment operating margin was primarily due to:

•	higher marketing, advertising and new product development expense;

•	higher promotional spending;

•	higher sales in the discount channel;

•	a $1.0 million charge related to the bankruptcy of TRU; and

•	a $0.2 million pre-tax restructuring charge.
These factors were partially offset by the favorable margin impact from growth in the Hydro Flask business, improved distribution and logistics efficiency coupled with lower outbound freight costs and the impact of increased operating leverage from overall sales growth.
Segment adjusted operating income increased $2.3 million to $97.4 million, or 21.2% of segment net sales, in fiscal 2018 compared to $95.1 million, or 22.7% of segment net sales, in fiscal 2017.
Health & Home

Comparison of Fiscal 2019 to 2018
Health & Home fiscal 2019 operating income was $68.4 million, or 9.8% of segment net sales, compared to $62.1 million, or 9.2% of segment net sales, in fiscal 2018. The 0.6 percentage point increase in segment operating margin is primarily due to:

•	the favorable comparative impact of a $2.6 million charge related to the bankruptcy of TRU in the same period last year;

•	strong sales growth in the Asia Pacific region at a higher operating margin;

•	the favorable impact that higher overall net sales had on operating leverage; and

•	the favorable impact of foreign currency exchange and forward contract settlements.

These factors were partially offset by:

•	the margin impact of a less favorable product mix;

•	the impact of tariff increases;

•	higher share-based compensation expense; and

•	higher advertising expense.

Segment adjusted operating income increased 9.4% to $89.3 million, or 12.8% of segment net sales, in fiscal 2019 compared to $81.6 million, or 12.1% of segment net sales, in fiscal 2018.

Comparison of Fiscal 2018 to 2017
Health & Home fiscal 2018 operating income was $62.1 million, 9.2% of segment net sales, compared to $51.1 million, or 8.1% of segment net sales, in fiscal 2017. The 1.1 percentage point increase in segment operating margin was primarily due to:

•	lower legal fee expense and the favorable comparative impact of a $1.5 million patent litigation charge in the same period last year;

•	improved distribution and logistics efficiency and lower outbound freight costs;

•	lower royalty expense; and

•	the favorable impact that higher overall net sales had on operating leverage.

These factors were partially offset by:

•	an increase in new product development expense;

•	higher personnel and incentive compensation costs;

•	a $2.6 million charge related to the bankruptcy of TRU; and

•	an increase in product liability expense.

Segment adjusted operating income increased 13.8% to $81.6 million, or 12.1% of segment net sales, in fiscal 2018 compared to $71.7 million, or 11.4% of segment net sales, in fiscal 2017.

Beauty

Comparison of Fiscal 2019 to 2018
Beauty fiscal 2019 operating income was $30.2 million, or 8.7% of segment net sales, compared to $17.6 million, or 5.1% of segment net sales, in fiscal 2018. Fiscal 2019 includes pre-tax restructuring charges of $2.0 million, compared to $1.6 million in fiscal 2018. Fiscal 2018 also included a $15.4 million pre-tax non-cash asset impairment charge that did not reoccur in fiscal 2019. The effect of these items favorably impacted the year-over-year comparison of operating margin by 4.4 percentage points. The remaining decrease in segment operating margin is primarily due to:

•	the net sales decline in the Personal Care category and its unfavorable impact on operating margin;

•	higher freight expense; and

•	higher share-based compensation expense.

These factors were partially offset by:

•	cost savings from Project Refuel; and

•	lower amortization expense.
Segment adjusted operating income decreased 14.6% to $38.3 million, or 11.1% of segment net sales, in fiscal 2019 compared to $44.9 million, or 13.0% of segment net sales, in fiscal 2018.

Comparison of Fiscal 2018 to 2017
Beauty fiscal 2018 operating income decreased $11.9 million, or 40.3%, to $17.6 million compared to $29.6 million in fiscal 2017. The decrease in segment operating margin was primarily due to:

•	pre-tax non-cash asset impairment charges of $15.4 million, compared to $2.9 million recorded in the same period last year;

•	pre-tax restructuring charges of $1.6 million related to Project Refuel; and

•	the net sales decline in the Personal Care category and its unfavorable impact on operating margin.

These factors were partially offset by the favorable impact of new product introductions in the appliance category, lower media advertising expense and improved distribution and logistics efficiency coupled with lower outbound freight costs.
Segment adjusted operating income increased 3.9% to $44.9 million, or 13.0% of segment net sales, in fiscal 2018 compared to $43.2 million, or 12.3% of segment net sales, in fiscal 2017.
Interest Expense
Interest expense was $11.7 million in fiscal 2019, compared to $14.0 million in fiscal 2018. The decrease in interest expense is due to lower average levels of debt held during fiscal 2019, partially offset by higher average interest rates.
Interest expense was $14.0 million in fiscal 2018, compared to $14.4 million in fiscal 2017. The decrease in interest expense was due to lower average levels of debt held during fiscal 2018, partially offset by higher average interest rates.
Income Tax Expense
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. Among other changes, the Tax Act lowered the U.S. corporate statutory income tax rate from 35% to 21% and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries.
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
Fiscal 2019 income tax expense as a percentage of income before tax was 7.3% compared to 17.1% in the same period last year. The decrease in our effective tax rate was primarily due to the provisional charge of $17.9 million recorded in fiscal 2018 related to the Tax Act.
Fiscal 2018 income tax expense as a percentage of income before tax was 17.1% compared to 7.3% in fiscal 2017. The increase in the effective tax rate was primarily due to the provisional charge of $17.9 million related to the Tax Act, which increased our effective tax rate by 11.5 percentage points. This impact was partially offset by:

•	$2.1 million in benefits resulting from the recognition of excess tax benefits from share-based compensation in income tax expense rather than paid in capital due to our adoption of ASU 2016-09; and

•	$2.4 million in tax benefits related to the resolution of uncertain tax positions.

Income from continuing operations, diluted EPS from continuing operations, adjusted Income from continuing operations (non-GAAP), and adjusted diluted EPS from continuing operations (non-GAAP)
In order to provide a better understanding of the impact of certain items on our income and EPS from continuing operations, the below tables report the comparative after tax impact of non‐cash asset impairment charges, restructuring charges, tax reform, patent litigation charges, the TRU bankruptcy charge, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on income from continuing operations, and basic and diluted EPS from continuing operations for the periods covered below. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

	Fiscal Year Ended February 28, 2019
	Income From Continuing Operations			Diluted Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$188,000	$13,776	$174,224	$7.15	$0.52	$6.62
Restructuring charges	3,586	215	3,371	0.14	0.01	0.13
Subtotal	191,586	13,991	177,595	7.28	0.53	6.75
Amortization of intangible assets	14,204	372	13,832	0.54	0.01	0.53
Non-cash share-based compensation	22,053	1,395	20,658	0.84	0.05	0.79
Adjusted (non-GAAP)	$227,843	$15,758	$212,085	$8.66	$0.60	$8.06

Weighted average shares of common stock used in computing diluted earnings per share						26,303

	Fiscal Year Ended February 28, 2018
	Income From Continuing Operations			Diluted Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$155,438	$26,556	$128,882	$5.70	$0.97	$4.73
Tax reform	—	(17,939)	17,939	—	(0.66)	0.66
Asset impairment charges	15,447	1,613	13,834	0.57	0.06	0.51
Restructuring charges	1,857	69	1,788	0.07	—	0.07
TRU bankruptcy charge	3,596	204	3,392	0.13	0.01	0.12
Subtotal	176,338	10,503	165,835	6.47	0.39	6.08
Amortization of intangible assets	18,854	850	18,004	0.69	0.03	0.66
Non-cash share-based compensation	15,054	1,669	13,385	0.55	0.06	0.49
Adjusted (non-GAAP)	$210,246	$13,022	$197,224	$7.71	$0.48	$7.24

Weighted average shares of common stock used in computing diluted earnings per share						27,254

	Fiscal Year Ended February 28, 2017
	Income From Continuing Operations			Diluted Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$155,717	$11,407	$144,310	$5.58	$0.41	$5.17
Asset impairment charges	2,900	354	2,546	0.10	0.01	0.09
Patent litigation charge	1,468	4	1,464	0.05	—	0.05
Subtotal	160,085	11,765	148,320	5.74	0.42	5.32
Amortization of intangible assets	22,024	1,538	20,486	0.79	0.06	0.73
Non-cash share-based compensation	13,861	1,762	12,099	0.50	0.06	0.44
Adjusted (non-GAAP)	$195,970	$15,065	$180,905	$7.03	$0.54	$6.49

Weighted average shares of common stock used in computing diluted earnings per share						27,891

Comparison of Fiscal 2019 to 2018
Our income from continuing operations was $174.2 million in fiscal 2019 compared to $128.9 million in fiscal 2018, an increase of 35.2%. Our diluted EPS from continuing operations increased $1.89, or 40.0%, to $6.62 in fiscal 2019 compared to $4.73 in fiscal 2018.
Adjusted income from continuing operations increased $14.9 million, or 7.5%, to $212.1 million in fiscal 2019 compared to $197.2 million in fiscal 2018. Adjusted diluted EPS from continuing operations increased 11.3% to $8.06 in fiscal 2019 compared to $7.24 in fiscal 2018. The increase in adjusted income from continuing operations was primarily due to an increase in adjusted operating income and lower interest expense. The increase in adjusted diluted EPS from continuing operations was due to increased adjusted income and lower diluted shares outstanding during fiscal 2019.
Comparison of Fiscal 2018 to 2017
Our income from continuing operations was $128.9 million in fiscal 2018 compared to $144.3 million in fiscal 2017, a decrease of 10.7%. Our diluted EPS from continuing operations decreased $0.44, or 8.5%, to $4.73 in fiscal 2018 compared to $5.17 in fiscal 2017.
Adjusted income from continuing operations increased $16.3 million, or 9.0%, to $197.2 million in fiscal 2018 compared to $180.9 million in fiscal 2017. Adjusted diluted EPS from continuing operations increased 11.6% to $7.24 in fiscal 2018 compared to $6.49 in fiscal 2017. The increase in adjusted income from continuing operations was primarily due to an increase in adjusted operating income and lower interest expense. The increase in adjusted diluted EPS from continuing operations was due to increased adjusted income and lower diluted shares outstanding during fiscal 2018.
Financial Condition, Liquidity and Capital Resources
Selected measures of our liquidity and capital utilization for fiscal 2019 and 2018 are shown below:

	Fiscal Years Ended February 28,
	2019	2018
Accounts Receivable Turnover (Days)(1)	68.3	62.7
Inventory Turnover (Times)(1)	3.3	3.0
Working Capital (in thousands)	$292,828	$258,222
Current Ratio	1.9:1	1.9:1
Ending Debt to Ending Equity Ratio	32.2%	28.6%
Return on Average Equity(1)	16.9%	12.7%

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

Operating Activities:
Comparison of Fiscal 2019 to 2018
Operating activities from continuing operations provided net cash of $200.6 million during fiscal 2019 compared to $218.6 million during fiscal 2018. The decrease was primarily driven by an increase in cash used for inventory and a dispute settlement payment of $15.0 million. These factors were partially offset by an increase in income from continuing operations and higher non-cash share-based compensation.

Comparison of Fiscal 2018 to 2017
Operating activities from continuing operations provided $218.6 million of cash during fiscal 2018 compared to $212.5 million of cash provided during fiscal 2017.  The increase was driven primarily by net favorable fluctuations in inventory, accounts payable and accrued expenses, as well as higher non-cash charges during fiscal 2018 compared to fiscal 2017.

Investing Activities:
Investing activities from continuing operations used cash of $25.2 million, $13.6 million, and $224.7 million in fiscal 2019, 2018 and 2017, respectively.
Highlights from Fiscal 2019

•	we invested in capital expenditures of $26.4 million primarily for leasehold improvements; computers, furniture and other equipment; and tools, molds and other production equipment.

Highlights from Fiscal 2018

•
we invested in capital expenditures of $13.6 million primarily for leasehold improvements; computers, furniture and other equipment; tools, molds, other production equipment; and the development of new patents.

Highlights from Fiscal 2017

•
we invested in capital expenditures of $15.5 million primarily for leasehold improvements; computers, furniture and other equipment; tools, molds, other production equipment; the development of new patents; and

•we invested $209.3 million to acquire Hydro Flask.
Financing Activities:
Financing activities used cash of $178.9 million, $262.2 million and $201.4 million in fiscal 2019, 2018 2017, respectively.
Highlights from Fiscal 2019

•	we had draws of $667.3 million under our Credit Agreement;

•	we repaid $635.5 million drawn under our Credit Agreement;

•	we repaid $1.9 million of long-term debt; and

•
we repurchased and retired 1,934,493 shares of common stock at an average price of $112.43 per share for a total purchase price of $217.5 million through a combination of open market purchases and the settlement of certain stock awards.

Highlights from Fiscal 2018

•	we had draws of $521.2 million under our Credit Agreement;

•	we repaid $692.5 million drawn under our Credit Agreement;

•	we repaid $25.7 million of long-term debt; and

•
we repurchased and retired 793,085 shares of common stock at an average price of $92.13 per share for a total purchase price of $73.1 million through a combination of open market purchases and the settlement of certain stock awards.

Highlights from Fiscal 2017

•	we had draws of $470.9 million under our Credit Agreement;

•	we repaid $580.3 million drawn under our Credit Agreement;

•	we repaid $23.8 million of long-term debt, and;

•
we repurchased and retired 929,017 shares of common stock at an average price of $81.37 per share for a total purchase price of $75.6 million through a combination of open market purchases and the settlement of certain stock awards.

Credit Agreement and Other Debt Agreements
Credit Agreement
We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1.0 billion as of February 28, 2019.  The commitment under the Credit Agreement terminates on December 7, 2021.  Borrowings accrue interest under one of two alternative methods (based upon a base rate or LIBOR) as described in the Credit Agreement.  With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time.  We also incur loan commitment and letter of credit fees under the Credit Agreement.  Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis.  As of February 28, 2019, the outstanding revolving loan principal balance was $301.2 million and the balance of outstanding letters of credit was $9.0 million.  As of February 28, 2019, the amount available for borrowings under the Credit Agreement was $689.8 million.  Covenants in our debt agreements limit the amount of total indebtedness we can incur.  As of February 28, 2019, these covenants effectively limited our ability to incur more than $548.4 million of additional debt from all sources, including our Credit Agreement, or $689.8 million in the event a qualified acquisition is consummated.
Other Debt Agreements
We have an aggregate principal balance of approximately $22.4 million under a loan agreement with the Mississippi Business Finance Corporation (the “MBFC Loan”).  The borrowings were used to fund construction of our Olive Branch, Mississippi distribution facility. The remaining principal balance is payable as follows: $1.9 million annually on March 1, 2019 through 2022; and $14.8 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.
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

The table below provides the formulas currently in effect for certain key financial covenants under our debt agreements:

Applicable Financial Covenant	Credit Agreement and MBFC Loan
Interest Coverage Ratio	EBIT (1) ÷ Interest Expense (1)
Minimum Required: 3.00 to 1.00
Maximum Leverage Ratio	Total Current and Long Term Debt (2) ÷ EBITDA (1) + Pro Forma Effect of Acquisitions
Maximum Currently Allowed: 3.50 to 1.00 (3)
Key Definitions:
EBIT:                 Earnings Before Non-Cash Charges, Interest Expense and Taxes
EBITDA:             EBIT + Depreciation and Amortization Expense + Share-based Compensation
Pro Forma Effect of Acquisitions:     For any acquisition, pre-acquisition EBITDA of the acquired business is included so that the EBITDA of the acquired business included in the computation equals its twelve month trailing total.
Notes:

(1)	Computed using totals for the latest reported four consecutive fiscal quarters.

(2)	Computed using the ending balances as of the latest reported fiscal quarter.

(3)	In the event a qualified acquisition is consumated, the maximum leverage ratio is 4.25 to 1.00.
Contractual Obligations
Our contractual obligations and commercial commitments in effect as of the end of fiscal 2019 were:

	Fiscal Years Ended the Last Day of February:
		2020	2021	2022	2023	2024	After
(in thousands)	Total	1 year	2 years	3 years	4 years	5 years	5 years
Floating rate debt	$323,607	$1,900	$1,900	$303,100	$1,900	$14,807	$—
Long-term incentive plan payouts	12,708	7,012	3,481	2,215	—	—	—
Interest on floating rate debt (1)	32,237	11,453	11,387	8,879	518	—	—
Open purchase orders	234,659	234,659	—	—	—	—	—
Minimum royalty payments	49,159	12,650	12,855	13,040	7,914	2,700	—
Advertising and promotional	37,401	18,933	6,411	6,527	5,530	—	—
Operating leases	69,482	5,171	6,678	6,411	5,743	5,078	40,401
Capital spending commitments	4,602	4,602	—	—	—	—	—
Total contractual obligations (2)	$763,855	$296,380	$42,712	$340,172	$21,605	$22,585	$40,401

(1)
We estimate our future obligations for interest on our floating rate debt by assuming the weighted average interest rates in effect on each floating rate debt obligation at February 28, 2019 remain constant into the future.  This is an estimate, as actual rates will vary over time. In addition, for the Credit Agreement, we assume that the balance outstanding as of February 28, 2019 remains the same for the remaining term of the agreement.  The actual balance outstanding under the Credit Agreement may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations.

(2)
In addition to the contractual obligations and commercial commitments in the table above, as of February 28, 2019, we have recorded a provision for uncertain tax positions of $3.2 million.  We are unable to reliably estimate the timing of most of the future payments, if any, related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

Off-Balance Sheet Arrangements

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs

Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements.  We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet.  In addition, we continue to evaluate acquisition opportunities on a regular basis.  We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.  We may also elect to repurchase additional shares of common stock under our Board authorization over the next fiscal year, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing. For additional information, see Part II, Item 5., “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in this report.  As of February 28, 2019, the amount of cash and cash equivalents held by our foreign subsidiaries was $15.2 million, of which, an immaterial amount was held in foreign countries where the funds may not be readily convertible into other currencies.

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
Share-Based Compensation
We account for share-based employee compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all share-based payments to employees, including grants of stock options, restricted stock awards, restricted stock units and performance restricted stock units (“PSUs”), to be measured based on the grant date fair value of the awards.  The resulting expense is recognized over the periods during which the employee is required to perform service in exchange for the award.  The estimated number of PSU’s that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.
Stock options are recognized in the financial statements based on their fair values using an option pricing model at the date of grant.  We use a Black-Scholes option-pricing model to calculate the fair value of options.  This model requires various judgmental assumptions including volatility and expected option life.
For a more comprehensive list of our accounting policies, refer to Note 1 included in the accompanying consolidated financial statements.  Note 1 describes several other policies, including policies governing the timing of revenue recognition, that are important to the preparation of our consolidated financial statements, but do not meet the SEC's definition of critical accounting policies because they do not involve subjective or complex judgments.

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

For fiscal 2019, 2018 and 2017, approximately 13% of our net sales revenue was in foreign currency. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, and Canadian Dollars.  We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.
We identify foreign currency risk by regularly monitoring our foreign currency-denominated transactions and balances.  Where operating conditions permit, we reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.
We hedge against certain foreign currency exchange rate-risk by using a series of forward contracts and zero-cost collars designated as cash flow hedges and mark-to-market derivatives to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in foreign currencies.  Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, and the net asset value associated with changes in foreign currency exchange rates.  Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which generally have terms of up to 18 to 24 months.  We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.  We expect that as currency market conditions warrant, and our foreign denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against certain potential foreign exchange losses.  As of February 28, 2019 and 2018, a hypothetical adverse 10% change in foreign currency rates would reduce the carrying and fair values of the hedging instruments and derivatives by $8.2 million and $11.2 million on a pre-tax basis, respectively. This calculation is for risk analysis purposes and does not purport to represent actual losses or gains in fair value that we could incur.  It is important to note that the change in value represents the estimated change in the fair value of the contracts.  Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets.  Because the contracts hedge an underlying exposure, we would expect a similar and opposite change in foreign exchange gains or losses over the same periods as the contracts. Refer to Note 16 in the accompanying consolidated financial statements for further information regarding these instruments.
A significant portion of the products we sell are purchased from third-party manufacturers in China.  The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years and in fiscal 2019 the Chinese Renminbi strengthened against the U.S. Dollar by approximately 6.0%. If China’s currency continues to fluctuate against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations.  Accordingly, there can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, results of operations and financial condition.
Interest Rate Risk
Interest on our outstanding debt as of February 28, 2019 is floating, as such, we are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. We hedge against interest rate volatility by using interest rate swaps to hedge a portion of our outstanding floating rate debt. Additionally, our cash and short-term investments generate interest income that will vary based on changes in short-term interest.  As of February 28, 2019 and 2018, a hypothetical adverse 10% change in interest rates would reduce the carrying and fair values of the interest rate swaps by $2.1 million and $0.9 million on a pre-tax basis, respectively. This calculation is for risk analysis purposes and does not purport to represent actual losses or gains in fair value that we could incur. It is important to note that the change in value represents the estimated change in the fair value of the swaps. Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets.  Because the swaps hedge an underlying exposure, we would expect a similar and opposite change in floating interest rates over the same periods as the swaps. Refer to Notes 14 and 16 in the accompanying consolidated financial statements for further information regarding our interest rate sensitive assets and liabilities.

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
Our management assesses the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on our assessment, we concluded that our internal control over financial reporting was effective as of February 28, 2019.
Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Helen of Troy Limited
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Helen of Troy Limited and subsidiaries (the “Company”) as of February 28, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 28, 2019, and our report dated April 29, 2019 expressed an unqualified opinion on those financial statements.
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
April 29, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Helen of Troy Limited
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Helen of Troy Limited and subsidiaries (the “Company”) as of February 28, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2019, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 28, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2019 expressed an unqualified opinion.
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
Dallas, Texas
April 29, 2019

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except shares and par value)	February 28, 2019	February 28, 2018
Assets
Assets, current:
Cash and cash equivalents	$11,871	$20,738
Receivables - principally trade, less allowances of $2,032 and $2,912	280,280	275,565
Inventory	302,339	251,511
Prepaid expenses and other current assets	10,369	9,545
Income taxes receivable	—	349
Total assets, current	604,859	557,708
Property and equipment, net of accumulated depreciation of $123,744 and $115,202	130,338	123,503
Goodwill	602,320	602,320
Other intangible assets, net of accumulated amortization of $181,463 and $167,354	291,526	302,915
Deferred tax assets, net	7,991	16,654
Other assets, net of accumulated amortization of $2,115 and $2,022	12,501	20,617
Total assets	$1,649,535	$1,623,717

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$143,560	$129,341
Accrued expenses and other current liabilities	165,160	168,261
Income taxes payable	1,427	—
Long-term debt, current maturities	1,884	1,884
Total liabilities, current	312,031	299,486
Long-term debt, excluding current maturities	318,900	287,985
Deferred tax liabilities, net	5,748	7,096
Other liabilities, noncurrent	16,219	14,691
Total liabilities	652,898	609,258

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 24,946,046 and 26,575,634 shares issued and outstanding	2,495	2,658
Additional paid in capital	246,585	230,676
Accumulated other comprehensive income	1,191	631
Retained earnings	746,366	780,494
Total stockholders' equity	996,637	1,014,459
Total liabilities and stockholders' equity	$1,649,535	$1,623,717
See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Income

	Fiscal Years Ended February 28,
(in thousands, except per share data)	2019	2018	2017
Sales revenue, net	$1,564,151	$1,478,845	$1,397,535
Cost of goods sold	923,045	867,646	824,119
Gross profit	641,106	611,199	573,416
Selling, general and administrative expense ("SG&A")	438,141	424,833	400,852
Asset impairment charges	—	15,447	2,900
Restructuring charges	3,586	1,857	—
Operating income	199,379	169,062	169,664
Nonoperating income, net	340	327	414
Interest expense	(11,719)	(13,951)	(14,361)
Income before income tax	188,000	155,438	155,717
Income tax expense	13,776	26,556	11,407
Income from continuing operations	174,224	128,882	144,310
Loss from discontinued operations, net of tax	(5,679)	(84,436)	(3,621)
Net income	$168,545	$44,446	$140,689

Earnings (loss) per share - basic:
Continuing operations	$6.68	$4.76	$5.24
Discontinued operations	(0.22)	(3.12)	(0.13)
Total earnings per share - basic	$6.46	$1.64	$5.11

Earnings (loss) per share - diluted:
Continuing operations	$6.62	$4.73	$5.17
Discontinued operations	(0.22)	(3.10)	(0.13)
Total earnings per share - diluted	$6.41	$1.63	$5.04

Weighted average shares of common stock used in computing earnings per share:
Basic	26,073	27,077	27,522
Diluted	26,303	27,254	27,891
See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Fiscal Years Ended February 28,
(in thousands)	2019	2018	2017
Net income	$168,545	$44,446	$140,689
Other comprehensive income (loss), net of tax:
Cash flow hedge activity - interest rate swaps	(1,573)	1,705	—
Cash flow hedge activity - foreign currency contracts	2,133	(2,247)	508
Total other comprehensive income (loss), net of tax	560	(542)	508
Comprehensive income	$169,105	$43,904	$141,197

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 29, 2016	27,735	$2,774	$198,077	$665	$728,527	$930,043
Income from continuing operations	—	—	—	—	144,310	144,310
Loss from discontinued operations	—	—	—	—	(3,621)	(3,621)
Other comprehensive income (loss), net of tax	—	—	—	508	—	508
Exercise of stock options	170	17	7,288	—	—	7,305
Net issuance and settlement of restricted stock	21	2	1,733	—	—	1,735
Issuance of common stock related to stock purchase plan	32	3	2,485	—	—	2,488
Common stock repurchased and retired	(929)	(93)	(5,272)	—	(70,230)	(75,595)
Share-based compensation	—	—	13,861	—	—	13,861
Cumulative effect of accounting change	—	—	588	—	(856)	(268)
Balances at February 28, 2017	27,029	2,703	218,760	1,173	798,130	1,020,766

Income from continuing operations	—	—	—	—	128,882	128,882
Loss from discontinued operations	—	—	—	—	(84,436)	(84,436)
Other comprehensive income (loss), net of tax	—	—	—	(542)	—	(542)
Exercise of stock options	126	12	6,547	—	—	6,559
Net issuance and settlement of restricted stock	198	20	(318)	—	—	(298)
Issuance of common stock related to stock purchase plan	16	2	1,525	—	—	1,527
Common stock repurchased and retired	(793)	(79)	(10,892)	—	(62,082)	(73,053)
Share-based compensation	—	—	15,054	—	—	15,054
Balances at February 28, 2018	26,576	2,658	230,676	631	780,494	1,014,459

Income from continuing operations	—	—	—	—	174,224	174,224
Loss from discontinued operations	—	—	—	—	(5,679)	(5,679)
Other comprehensive income (loss), net of tax	—	—	—	560	—	560
Exercise of stock options	126	13	6,262	—	—	6,275
Net issuance and settlement of restricted stock	147	15	(15)	—	—	—
Issuance of common stock related to stock purchase plan	31	3	2,392	—	—	2,395
Common stock repurchased and retired	(1,934)	(194)	(14,783)	—	(202,516)	(217,493)
Share-based compensation	—	—	22,053	—	—	22,053
Cumulative effect of accounting change	—	—	—	—	(157)	(157)
Balances at February 28, 2019	24,946	$2,495	$246,585	$1,191	$746,366	$996,637
See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Years Ended February 28,
(in thousands)	2019	2018	2017
Cash provided by operating activities:
Net income	$168,545	$44,446	$140,689
Less: Loss from discontinued operations	(5,679)	(84,436)	(3,621)
Income from continuing operations	174,224	128,882	144,310
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	29,927	33,730	36,175
Amortization of financing costs	1,015	887	706
Provision for doubtful receivables	1,097	1,066	2,277
Non-cash share-based compensation	22,053	15,054	13,861
Non-cash intangible asset impairment charges	—	15,447	2,900
(Gain) loss on the sale or disposal of property and equipment	(540)	331	197
Deferred income taxes and tax credits	7,636	21,264	(7,499)
Changes in operating assets and liabilities, net of effects of acquisition of business:
Receivables	(5,812)	(44,921)	(4,721)
Inventories	(50,828)	29,366	17,161
Prepaid expenses and other current assets	239	(383)	(1,908)
Other assets and liabilities, net	7,549	(16,728)	(814)
Accounts payable	14,219	23,689	6,299
Accrued expenses and other current liabilities	(1,526)	12,293	7,023
Accrued income taxes	1,315	(1,368)	(3,476)
Net cash provided by operating activities - continuing operations	200,568	218,609	212,491
Net cash provided (used) by operating activities - discontinued operations	(5,265)	5,598	16,010
Net cash provided by operating activities	195,303	224,207	228,501

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(26,385)	(13,605)	(15,507)
Proceeds from the sale of property and equipment	1,138	13	32
Payments to acquire businesses, net of cash acquired	—	—	(209,267)
Net cash used by investing activities - continuing operations	(25,247)	(13,592)	(224,742)
Net cash provided (used) by investing activities - discontinued operations	—	49,226	(5,112)
Net cash provided (used) by investing activities	(25,247)	35,634	(229,854)

Cash used by financing activities:
Proceeds from line of credit	667,250	521,200	470,900
Repayment of line of credit	(635,450)	(692,500)	(580,300)
Repayment of long-term debt	(1,900)	(25,700)	(23,800)
Payment of financing costs	—	—	(2,299)
Proceeds from share issuances under share-based compensation plans	8,670	7,863	9,734
Repurchases of common stock in the open market and from share settlements	(217,493)	(73,053)	(75,595)
Net cash used by financing activities - continuing operations	(178,923)	(262,190)	(201,360)
Net cash provided by financing activities - discontinued operations	—	—	—
Net cash used by financing activities	(178,923)	(262,190)	(201,360)

Net decrease in cash and cash equivalents	(8,867)	(2,349)	(202,713)
Cash and cash equivalents, beginning balance	20,738	23,087	225,800
Cash and cash equivalents, ending balance	11,871	20,738	23,087
Less: Cash and cash equivalents of discontinued operations, ending balance	—	—	(761)
Cash and cash equivalents of continuing operations, ending balance	$11,871	$20,738	$23,848

Supplemental cash flow information:
Interest paid	$11,292	$13,543	$9,978
Income taxes paid, net of refunds	$4,277	$6,081	$15,950
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
We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a global designer, developer, importer, marketer, and distributor of an expanding portfolio of brand-name consumer products. As of February 28, 2019, we operated three segments: Housewares, Health & Home, and Beauty. Our Housewares segment provides a broad range of innovative consumer products for the home. Product offerings include food preparation tools and storage containers; cleaning, bath and garden tools and accessories; infant and toddler care products; and insulated beverage and food containers. The Health & Home segment focuses on healthcare devices such as thermometers, humidifiers, blood pressure monitors, and heating pads; water filtration systems; and small home appliances such as portable heaters, fans, air purifiers, and insect control devices. Our Beauty segment products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid-, solid- and powder-based personal care and grooming products.
On December 20, 2017, we completed the divestiture of the Nutritional Supplements segment through the sale of Healthy Directions LLC and its subsidiaries to Direct Digital, LLC. The results of the Nutritional Supplements operations have been reported as discontinued operations for all periods presented in the consolidated financial statements. For additional information see Note 4. All other footnotes present results from continuing operations.
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
We have reclassified, combined or separately disclosed certain amounts in the prior years’ consolidated financial statements and accompanying footnotes to conform to the current year’s presentation, including discontinued operations (see Note 4) and the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (see Note 3).

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
Receivables
Our receivables are comprised of trade credit granted to customers, primarily in the retail industry, offset by an allowance for doubtful receivables. Our allowance for doubtful receivables reflects our best estimate of probable losses, determined principally based on historical experience and specific allowances for known at-risk accounts. Our policy is to write off receivables when we have determined they will no longer be collectible. Write-offs are applied as a reduction to the allowance for doubtful accounts and any recoveries of previous write-offs are netted against bad debt expense in the period recovered.
We have a significant concentration of credit risk with three major customers at February 28, 2019 representing approximately 17%, 12% and 12% of gross trade receivables, respectively. In addition, as of February 28, 2019 and 2018, approximately 48% of our gross trade receivables in both years were due from our five top customers.
Foreign currency transactions and related derivative financial instruments
The U.S. Dollar is the functional currency for the Company and all of its subsidiaries; therefore, we do not have a translation adjustment recorded through accumulated other comprehensive income. All our non-U.S. subsidiaries' transactions involving other currencies have been re-measured in U.S. Dollars using exchange rates in effect on the date each transaction occurred. In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines and all other foreign exchange gains and losses are recognized in SG&A. In order to manage our exposure to changes in foreign currency exchange rates, we use forward currency contracts and cross-currency swaps to exchange foreign currencies for U.S. Dollars at specified rates. Derivatives for which we have elected and qualify for hedge accounting, are recorded on the balance sheet at their fair value and changes in the fair value of the forward exchange contracts and zero cost collars are recorded each period in our consolidated statements of comprehensive income until the underlying hedge transaction is settled, at which point changes in fair value are recorded in our consolidated statements of income. For derivatives which we have not elected, or do not qualify for, hedge accounting, changes in the fair value of the contracts are recorded each period in our consolidated statements of income. We evaluate all hedging transactions each quarter to determine that they remain effective. Any material ineffectiveness is recorded as part of SG&A in our consolidated statements of income.
Inventory and cost of goods sold
Our inventory consists almost entirely of finished goods. Inventories are stated at the lower of average costs or net realizable value. We write down a portion of our inventory to net realizable value based on the historical success of product lines and estimates about future demand and market conditions, among other factors. Our average costs include the amounts we pay manufacturers for product, tariffs and duties associated with transporting product across national borders, freight costs associated with transporting the product from our manufacturers to our distribution centers, and general and administrative expenses directly attributable to acquiring inventory, as applicable.

General and administrative expenses in inventory include all the expenses of operating our sourcing activities and expenses incurred for production monitoring, product design, engineering, and packaging. We charged $47.7, $43.2 and $41.7 million of such general and administrative expenses to inventory during fiscal 2019, 2018 and 2017, respectively. We estimate that $15.6 and $11.8 million of general and administrative expenses directly attributable to the procurement of inventory were included in our inventory balances on hand at February 28, 2019 and 2018, respectively.
The “Cost of goods sold” line item in the consolidated statements of income is comprised of the book value of inventory sold to customers during the reporting period. When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices less expected disposal costs.
For fiscal 2019, 2018 and 2017, finished goods purchased from vendors in the Far East comprised approximately 74%, 74% and 71%, respectively, of total finished goods purchased. During fiscal 2019, 2018, and 2017, we had one vendor (located in Mexico) who fulfilled approximately 11% of our product requirements. For fiscal 2019, 2018 and 2017, our top two manufacturers combined fulfilled approximately 20%, 19% and 18% of our product requirements. Over the same periods, our top five suppliers fulfilled approximately 38%, 34% and 31% of our product requirements, respectively.
Property and equipment
These assets are stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Expenditures for repair and maintenance of property and equipment are expensed as incurred. For tax purposes, accelerated depreciation methods are used where allowed by tax laws.
License agreements, trademarks, patents, and other intangible assets
A significant portion of our sales are made subject to trademark license agreements with various licensors. Our license agreements are reported on our consolidated balance sheets at cost, less accumulated amortization. The cost of our license agreements represent amounts paid to licensors to acquire the license or to alter the terms of the license in a manner that we believe to be in our best interest. Certain licenses have extension terms that may require additional payments to the licensor as part of the terms of renewal. We capitalize costs incurred to renew or extend the term of a license agreement and amortize such costs on a straight-line basis over the remaining term or economic life of the agreement, whichever is shorter. Royalty payments are not included in the cost of license agreements. Royalty expense under our license agreements is recognized as incurred and is included in our consolidated statements of income in SG&A. Net sales revenue subject to trademark license agreements requiring royalty payments comprised approximately 41%, 45% and 44% of consolidated net sales revenue for fiscal 2019, 2018 and 2017, respectively. During fiscal 2019, two license agreements accounted for net sales revenue subject to royalty payments of approximately 16% and 12% of consolidated net sales, respectively. No other license agreements had associated net sales revenue subject to royalty payments that accounted for 10% or more of consolidated net sales revenue.
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
We perform our annual impairment testing for goodwill and indefinite-lived assets as of the beginning of the fourth quarter of our fiscal year.
Economic useful lives and amortization of intangible assets
We amortize intangible assets, such as licenses and trademarks, over their economic useful lives, unless those assets' economic useful lives are indefinite. If an intangible asset's economic useful life is deemed indefinite, that asset is not amortized. We review the economic useful lives of our intangible assets at least annually.
Intangible assets consist primarily of goodwill, license agreements, trademarks, brand assets, customer lists, distribution rights, patents, and patent licenses. For certain intangible assets subject to amortization, we use the straight-line method over appropriate periods ranging from 5 to 30 years.
Sales Returns
We allow for sales returns for defects in material and workmanship for periods ranging from two to five years. We recognize an allowance for sales returns to reduce sales to reflect our best estimate of future customer returns, determined principally based on historical experience and specific allowances for known pending returns.
Financial instruments
The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses, and income taxes payable approximate fair value because of the short maturity of these items. See Note 15 for our assessment of the fair value of our long-term debt.
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
Revenue recognition
We adopted the provisions of ASU 2014-9 in the first quarter of fiscal 2019, and we elected to adopt the standard using the retrospective method. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We recognize revenue when control of, and title to, the product sold transfers to the customer. We measure revenue as the amount of consideration for which we expect to be entitled, in exchange for transferring goods.
We offer our customers certain incentives in the form of volume rebates, product markdown allowances, trade discounts, cash discounts, slotting fees, and other similar arrangements which are accounted for as variable consideration.  In some cases, we apply judgment, such as contractual rates and historical payment trends, when estimating variable consideration. These programs are generally recorded as reductions of net sales revenue. In instances when we purchase a distinct good or service from our customer and fair value can be reasonably estimated, these amounts are expensed in our consolidated statements of income in SG&A. The amount of consideration granted to customers recorded in SG&A were $17.0, $11.8 and $12.1 million for fiscal 2019, 2018 and 2017, respectively. See Note 3 for further information related to reclassified amounts in SG&A.

Sales taxes and other similar taxes are excluded from revenue.  We account for shipping and handling activities as a fulfillment costs.  We do not have unsatisfied performance obligations since our performance obligations are satisfied at a single point in time.
Advertising
Advertising costs include cooperative retail advertising with our customers, traditional and digital media advertising and production expenses, and expenses associated with other promotional product messaging and consumer awareness programs. Advertising costs are expensed in the period in which they are incurred and included in our consolidated statements of income in SG&A. We incurred total advertising costs of $62.4, $53.7 and $51.5 million during fiscal 2019, 2018 and 2017, respectively.

Research and development expense
Research and development expenses consist primarily of salary and employee benefit expenses and contracted development efforts and expenses associated with development of products. Expenditures for research activities relating to product design, development and improvement are generally charged to expense as incurred and are included in our consolidated statements. We incurred total research and development expenses of $13.0, $13.5 and $11.8 million during fiscal 2019, 2018 and 2017, respectively.
Shipping and handling revenue and expense
Shipping and handling revenue and expense are included in our consolidated statements of income in SG&A. This includes distribution center costs, third-party logistics costs and outbound transportation costs we incur. Our net expense for shipping and handling was $89.4, $78.1 and $79.4 million during fiscal 2019, 2018 and 2017, respectively.
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
See Note 9 for further information on our share-based compensation plans.

Note 2 – New Accounting Pronouncements
Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance requires the recognition of lease liabilities, representing lease payments, on a discounted basis, and corresponding right-of-use assets on the balance sheet for leases with a term of longer than 12 months. The new guidance also includes requirements for enhanced disclosures to give financial statement users the ability to assess the amount and timing of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU 2018-11 which permits application of the new guidance at the beginning of the year of adoption. The new lease guidance is effective for us on March 1, 2019, and we expect to adopt the new guidance at that date and will not recast comparative periods. We plan to elect the package of practical expedients available under the transition provisions, including (i) not reassessing whether expired or existing contracts contain leases, (ii) not reassessing lease classification, and (iii) not revaluing initial direct costs for existing leases. We do not expect the adoption of the new guidance to have a material impact on our consolidated statements of income or cash flows. However, we expect that the adoption will have a material impact on our consolidated balance sheet.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging –Targeted Improvements to Accounting for Hedging Activities (Topic 815), which amends and simplifies hedge accounting with the intent of better aligning financial reporting for hedging relationships with an entity's risk management activities. The ASU is effective for us on March 1, 2019.  We believe that the adoption of this guidance will not have a material impact on our consolidated financial statements.
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
There have been no other accounting pronouncements issued but not yet adopted that are expected to have a material impact on our consolidated financial statements.
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
In January 2017, the FASB, issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance provides for a single-step quantitative test to identify and measure impairment, requiring an entity to recognize an impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. We adopted the guidance on March 1, 2017, applying it on a prospective basis. The application of this guidance did not have a material impact on our financial statements.
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance.  We adopted the guidance in the first quarter of fiscal 2019. For additional information see Note 3 regarding the impact of adoption of this guidance on our consolidated financial statements.
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
Our revenue is primarily generated from the sale of non-customized consumer products to customers. Revenue is recognized when control of, and title to, the product sold transfers to the customer. Therefore, the timing and amount of revenue recognized was not materially impacted by the new guidance. We have thus concluded that the adoption of the guidance did not have a material impact on our consolidated financial statements. The provisions of the new guidance did however impact the classification of certain consideration paid to our customers. We therefore have reclassified an immaterial amount of such payments from SG&A to a reduction of net sales revenue for all periods presented. Also, in accordance with the guidance, we reclassified an immaterial amount of estimated sales returns from a reduction of receivables to accrued expenses and other current liabilities for all periods presented.  We elected to adopt the guidance using the full retrospective method.

The effect of the adoption of ASU 2014-9 on the consolidated financial statements from continuing operations is as follows:

(in thousands)	Before Reclassification		After Reclassification
Balance Sheet	February 28, 2018	Reclassification	February 28, 2018
Receivables	$273,168	$2,397	$275,565
Accrued expenses and other current liabilities	$165,864	$2,397	$168,261

(in thousands)	Before Reclassification		After Reclassification
Statement of Income	Fiscal Year Ended February 28, 2018	Reclassification	Fiscal Year Ended February 28, 2018
Sales revenue, net	$1,489,747	$(10,902)	$1,478,845
SG&A	$435,735	$(10,902)	$424,833

(in thousands)	Before Reclassification		After Reclassification
Statement of Income	Fiscal Year Ended February 28, 2017	Reclassification	Fiscal Year Ended February 28, 2017
Sales revenue, net	$1,406,676	$(9,141)	$1,397,535
SG&A	$409,993	$(9,141)	$400,852

Note 4 – Discontinued Operations
In December 2017, we completed the divestiture of the Nutritional Supplements segment through the sale of Healthy Directions LLC and its subsidiaries ("Healthy Directions") to Direct Digital, LLC. The purchase price from the sale was comprised of $46.0 million in cash, which was paid at closing, and a supplemental payment with a target value of $25.0 million, payable on or before August 1, 2019. The final amount of the supplemental payment was adjusted based on a settlement with respect to the calculation of the performance of Healthy Directions through February 28, 2018.  During the third quarter of fiscal 2019, we reduced the estimated value of the supplemental payment to $10.8 million and recorded a corresponding pre-tax charge of $5.8 million ($4.4 million after tax) to discontinued operations. Also, during fiscal 2019, we recorded additional net charges of $1.5 million ($1.3 million after tax) to discontinued operations, resulting primarily from the resolution of certain contingencies. In conjunction with the sale of the business, we have agreed to provide certain transition services for up to an eighteen-month period following the closing of the transaction.
There were no balance sheet amounts related to discontinued operations for either period presented. The results of operations associated with discontinued operations are presented in the following table:

	Fiscal Years Ended February 28,
(in thousands)	2019	2018 (1)	2017
Sales revenue, net	$—	$99,013	$130,543
Cost of goods sold	—	28,744	37,632
Gross profit	—	70,269	92,911

Selling, general and administrative expense ("SG&A")	—	72,419	88,742
Asset impairment charges (2)	—	132,297	9,500
Restructuring charges	—	621	—
Operating loss	—	(135,068)	(5,331)

Gain (loss) on sale before income tax	(7,257)	1,624	—
Interest expense	—	(367)	(497)
Loss before income tax	(7,257)	(133,811)	(5,828)
Income tax benefit	1,578	49,375	2,207
Loss from discontinued operations	$(5,679)	$(84,436)	$(3,621)

(1)	Fiscal 2018 includes approximately 9.6 months of operating results prior to the divestiture on December 20, 2017.

(2)
Impairment charges Includes goodwill impairment charges of $96.6 million and trademark impairment charges of $35.7 million during fiscal 2018 and trademark impairment charges of $9.5 million during fiscal 2017. Total after tax asset impairment charges were $83.5 million for fiscal 2018 and $5.9 million for fiscal 2017.

Note 5 – Property and Equipment
A summary of property and equipment is as follows:

(in thousands)	Estimated Useful Lives (Years)			February 28, 2019	February 28, 2018
Land		—		$12,644	$12,800
Building and improvements	3	—	40	113,820	106,870
Computer, furniture and other equipment	3	—	15	84,711	79,657
Tools, molds and other production equipment	3	—	7	36,378	33,466
Construction in progress		—		6,529	5,912
Property and equipment, gross				254,082	238,705
Less accumulated depreciation				(123,744)	(115,202)
Property and equipment, net				$130,338	$123,503
We recorded $15.7, $14.9 and $14.2 million of depreciation expense including $4.1, $3.7 and $4.6 million in cost of goods sold and $11.6,  $11.2 and $9.6 million in SG&A in the consolidated statements of income for fiscal 2019, 2018 and 2017, respectively.
We lease certain facilities, equipment, and vehicles under operating leases, which expire at various dates through fiscal 2033.  Certain of the leases contain escalation clauses and renewal or purchase options in addition to rent abatement amounts.  Rent expense related to our operating leases was $7.9, $5.5, and $5.3 million for fiscal 2019, 2018 and 2017, respectively.
Note 6 – Accrued Expenses and Other Current Liabilities
A summary of accrued expenses and other current liabilities is as follows:

	February 28, 2019	February 28, 2018
(in thousands)
Accrued compensation, benefits and payroll taxes	$36,782	$37,666
Accrued sales discounts and allowances	28,655	28,311
Accrued sales returns	23,316	24,842
Accrued advertising	26,549	25,324
Accrued legal fees and settlements	2,604	17,243
Other	47,254	34,875
Total accrued expenses and other current liabilities	$165,160	$168,261
Note 7 – Hydro Flask Acquisition
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
We accounted for the acquisition as the purchase of a business and recorded the excess purchase price as goodwill, which is not expected to be deductible for income tax purposes.  We completed our analysis of the economic lives of the assets acquired and determined the appropriate fair values of the acquired assets.  We assigned $59.0 million to trade names with indefinite economic lives. We assigned $10.3 million to technology assets and $14.2 million to customer relationships and are amortizing these assets over expected lives of 10 and 24 years, respectively.  For technology assets, we considered the average life cycle of the underlying products, which range from 7 -15 years, and the overall average life of the associated patent portfolio. For the customer relationships, we used historical attrition rates to assign an expected life.
The following schedule presents the net assets of Hydro Flask recorded at the acquisition date of March 18, 2016, excluding cash acquired:

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
The impact of the Hydro Flask acquisition on our consolidated statements of income for fiscal 2017 is as follows:

March 18, 2016 (acquisition date) through February 28, 2017 (in thousands, except earnings per share data)	Fiscal Year Ended February 28, 2017
Sales revenue, net	$107,005
Net income	27,902
Earnings per share:
Basic	$1.01
Diluted	$1.00
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

HYDRO FLASK - PRO FORMA IMPACT ON CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

As if the acquisition had been completed on March 1, 2015 (in thousands, except earnings per share data)	Fiscal Years Ended the Last Day of February
	2017	2016
Sales revenue, net	$1,410,171	$1,450,530
Net income	144,947	105,669
Earnings per share:
Basic	$5.27	$3.74
Diluted	$5.20	$3.68
Note 8 – Goodwill and Intangibles
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
The fair values used in our impairment tests are determined using estimated future discounted cash flows and relative market-based data. The valuation techniques utilized assumptions we believed to be appropriate in the circumstances; however, future circumstances attributable to a strategic change in our business could result in changes to those assumptions and other charges or losses relating our segments may be recorded and could be material. We are unable to project the amount of any expense, charge or loss that may be incurred in future periods.
Impairment Testing in Fiscal 2019 - We did not record any impairment charges related to goodwill or intangible assets during fiscal 2019.
Impairment Testing in Fiscal 2018 - As a result of our testing of indefinite-lived trademarks, we recorded non-cash asset impairment charges of $15.4 million ($13.8 million after tax) during fiscal 2018.  The charges were related to trademarks in our Beauty segment, which were written down to their estimated fair values, determined on the basis of our estimated future discounted cash flows using the relief from royalty valuation method.
Impairment Testing in Fiscal 2017 - As a result of our testing of indefinite-lived trademarks, we recorded non-cash impairment charges of $2.9 million ($2.5 million after tax) during fiscal 2017.  The charges were related to certain trademarks in our Beauty segment, which were written down to estimated fair value, determined on the basis of estimated future discounted cash flows using the relief from royalty valuation method.
The following tables summarize the changes in our goodwill and intangible assets by segment for fiscal 2019 and 2018:

		Balances at February 28, 2018		Year Ended February 28, 2019			Balances at February 28, 2019
(in thousands)	Weighted Average Life	Gross Carrying Amount	Cumulative Goodwill Impairments	Additions	Impairments	Retirement Adjustments	Gross Carrying Amount	Cumulative Goodwill Impairments	Accumulated Amortization	Net Book Value
Housewares:
Goodwill		$282,056	$—	$—	$—	$—	$282,056	$—	$—	$282,056
Trademarks - indefinite		134,200	—	—	—	—	134,200	—	—	134,200
Other intangibles - finite	14.7	40,828	—	684	—	(95)	41,417	—	(19,398)	22,019
Subtotal		457,084	—	684	—	(95)	457,673	—	(19,398)	438,275
Health & Home:
Goodwill		284,913	—	—	—	—	284,913	—	—	284,913
Trademarks - indefinite		54,000	—	—	—	—	54,000	—	—	54,000
Licenses - finite	4.7	15,300	—	1,750	—	—	17,050	—	(15,402)	1,648
Licenses - indefinite		7,400	—	—	—	—	7,400	—	—	7,400
Other Intangibles - finite	5.5	117,586	—	381	—	—	117,967	—	(87,953)	30,014
Subtotal		479,199	—	2,131	—	—	481,330	—	(103,355)	377,975
Beauty:
Goodwill		81,841	(46,490)	—	—	—	81,841	(46,490)	—	35,351
Trademarks - indefinite		30,407	—	—	—	—	30,407	—	—	30,407
Trademarks - finite	9.6	150	—	—	—	—	150	—	(102)	48
Licenses - indefinite		10,300	—	—	—	—	10,300	—	—	10,300
Licenses - finite	3.8	13,696	—	—	—	—	13,696	—	(12,482)	1,214
Other intangibles - finite	4.6	46,402	—	—	—	—	46,402	—	(46,126)	276
Subtotal		182,796	(46,490)	—	—	—	182,796	(46,490)	(58,710)	77,596
Total		$1,119,079	$(46,490)	$2,815	$—	$(95)	$1,121,799	$(46,490)	$(181,463)	$893,846

(in thousands)	Weighted Average Life (Years)	Balances at February 28, 2017		Year Ended February 28, 2018			Balances at February 28, 2018
		Gross Carrying Amount	Cumulative Goodwill Impairments	Additions	Impairments	Retirement Adjustments	Gross Carrying Amount	Cumulative Goodwill Impairments	Accumulated Amortization	Net Book Value
Housewares:
Goodwill		$282,056	$—	$—	$—	$—	$282,056	$—	$—	$282,056
Trademarks - indefinite		134,200	—	—	—	—	134,200	—	—	134,200
Other intangibles - finite	15.7	40,393	—	607	—	(173)	40,828	—	(17,530)	23,298
Subtotal		456,649	—	607	—	(173)	457,084	—	(17,530)	439,554
Health & Home:
Goodwill		284,913	—	—	—	—	284,913	—	—	284,913
Trademarks - indefinite		54,000	—	—	—	—	54,000	—	—	54,000
Licenses - finite		15,300	—	—	—	—	15,300	—	(15,300)	—
Licenses - indefinite		7,400	—	—	—	—	7,400	—	—	7,400
Other Intangibles - finite	5.8	116,982	—	605	—	—	117,586	—	(77,128)	40,458
Subtotal		478,595	—	605	—	—	479,199	—	(92,428)	386,771
Beauty:
Goodwill		81,841	(46,490)	—	—	—	81,841	(46,490)	—	35,351
Trademarks - indefinite		45,854	—	—	(15,447)	—	30,407	—	—	30,407
Trademarks - finite	10.6	150	—	—	—	—	150	—	(97)	53
Licenses - indefinite		10,300	—	—	—	—	10,300	—	—	10,300
Licenses - finite	4.8	13,696	—	—	—	—	13,696	—	(12,166)	1,530
Other intangibles - finite	1.7	46,402	—	—	—	—	46,402	—	(45,133)	1,269
Subtotal		198,243	(46,490)	—	(15,447)	—	182,796	(46,490)	(57,396)	78,910
Total		$1,133,487	$(46,490)	$1,212	$(15,447)	$(173)	$1,119,079	$(46,490)	$(167,354)	$905,235
The following table summarizes the amortization expense attributable to intangible assets recorded in SG&A in the consolidated statements of income for fiscal 2019, 2018 and 2017, as well as estimated amortization expense for fiscal 2020 through 2024:

Aggregate Amortization Expense (in thousands)
Fiscal 2019	$14,204
Fiscal 2018	18,854
Fiscal 2017	22,024

Estimated Amortization Expense (in thousands)
Fiscal 2020	$13,142
Fiscal 2021	10,563
Fiscal 2022	4,057
Fiscal 2023	3,986
Fiscal 2024	3,679

Note 9 – Share-Based Compensation Plans
During the fiscal year we had equity transactions under four expired and two active share-based compensation plans.  The expired plans consist of a stock option and restricted stock plan adopted in 1998 (the “1998 Plan"), the Helen of Troy Limited 2008 Stock Incentive Plan (the “2008 Stock Incentive Plan”), the Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan (the “2008 Directors’ Plan”), and the Helen of Troy Limited 2008 Employee Stock Purchase Plan (the “2008 ESPP”). The active plans consists of the 2018 Stock Incentive Plan (the "2018 Plan") and the 2018 Employee Stock Purchase Plan (the "2018 ESPP"). The plans are administered by the Compensation Committee of the Board of Directors, which consists of non-employee directors who are independent under the applicable listing standards for companies traded on the NASDAQ Stock Market LLC.

Expired Plans
The 1998 Plan: The Plan expired by its terms on August 25, 2008.  As of February 28, 2019, there were no shares of common stock subject to exercise or outstanding under the plan.
The 2008 Stock Incentive Plan: Expired by its terms on September 1, 2018. As of February 28, 2019, there were 162,938 shares of common stock subject to options outstanding under the plan. There were 351,750 restricted stock units outstanding as of February 28, 2019 that may be settled for up to 539,122 shares of common stock.

The 2008 Directors Plan: Expired by its terms on September 1, 2018. As of February 28, 2019, there were no shares outstanding under the plan.

The 2008 Employee Stock Purchase Plan: Expired by its terms on September 1, 2018. During fiscal 2019, 17,435 shares were purchased under this plan.
Active Plans
The 2018 Plan: On August 22, 2018, our shareholders approved the 2018 Plan. The 2018 Plan permits the granting of stock options, stock appreciation rights, RSAs, RSUs, PSUs, and other stock-based awards. The aggregate number of shares for issuance under the 2018 Plan will not exceed 2,000,000 shares.
A summary of shares available for issue under the 2018 Plan follows:

Shares originally authorized	2,000,000
Less share awards issued	(2,128)
Plus forfeitures	4,300
Less share awards previously vested and settled	—
Subtotal	2,002,172
Less RSUs issuable upon vesting (1)	(78,553)
Less maximum PSUs issuable upon vesting (1)	—
Shares available for issuance	1,923,619

(1)	RSUs and PSUs potentially issuable are estimated assuming the maximum payouts adjusted for actual forfeitures to date.
The 2018 ESPP: On August 22, 2018, our shareholders approved the 2018 ESPP. The aggregate number of shares of common stock that may be purchased under the 2018 ESPP will not exceed 750,000 shares. Under the terms of the plan, employees may authorize the withholding of up to 15% of their wages or salaries to purchase our shares of common stock, not to exceed $25,000 of the fair market value of such shares for any calendar year. The purchase price for shares acquired under the 2018 ESPP is equal to the lower of 85% of the share's fair market value on either the first day of each option period or the last day of each period. The plan will expire by its terms on September 1, 2028. Shares of common stock purchased under the 2018 ESPP vest immediately at the time of purchase. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase. During fiscal 2019, there were 14,222 shares purchased under the plan.

We recorded share-based compensation expense in SG&A as follows:

	Fiscal Years Ended February 28,
(in thousands, except per share data)	2019	2018	2017
Stock options	$829	$1,634	$2,614
Directors stock compensation	526	525	514
Performance based and other stock awards	20,047	12,631	10,243
Employee stock purchase plan	651	264	490
Share-based compensation expense	22,053	15,054	13,861
Less income tax benefits	(1,395)	(1,669)	(1,762)
Share-based compensation expense, net of income tax benefits	$20,658	$13,385	$12,099
Continuing operations earnings per share impact of share-based compensation expense:
Basic	$0.79	$0.49	$0.44
Diluted	$0.79	$0.49	$0.43
A summary of our total unrecognized share-based compensation expense as of February 28, 2019 is as follows:

(in thousands, except weighted average expense period data)	Unrecognized Compensation Expense	Weighted Average Period of Recognition (in months)
Stock options	$244	8.6
Restricted stock units (RSUs and PSUs)	18,519	26.4
Stock Options
A summary of stock option activity under our expired share-based compensation plans follows:

(in thousands, except contractual term and per share data)	Options	Weighted Average Exercise Price (per share)	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at February 29, 2016	649	$53.94	$19.52	6.1	$26,847
Grants	2	102.04	28.74
Exercises	(170)	43.07			9,152
Forfeitures / expirations	(33)	65.68
Outstanding at February 28, 2017	448	57.41	20.54	5.0	18,097
Grants	—	—	—
Exercises	(126)	52.28			5,400
Forfeitures / expirations	(22)	72.37
Outstanding at February 28, 2018	300	58.35	32.04	4.3	9,606
Grants	—	—	—
Exercises	(126)	49.82			6,414
Forfeitures / expirations	(11)	80.33
Outstanding at February 28, 2019	163	$63.47	$48.64	3.6	$7,925
Exercisable at February 28, 2019	126	$58.20	$53.91	3.4	$6,811

A summary of non-vested stock option activity and changes under our expired share-based compensation plans follows:

(in thousands, except per share data)	Non- Vested Options	Weighted Average Grant Date Fair Value (per share)
Outstanding at February 29, 2016	521	$20.81
Grants	2	28.74
Vested or forfeited	(243)	18.95
Outstanding at February 28, 2017	280	22.48
Grants	—	—
Vested or forfeited	(155)	25.02
Outstanding at February 28, 2018	125	19.31
Grants	—	—
Vested or forfeited	(88)	14.67
Outstanding at February 28, 2019	37	$30.44
There were no options granted during fiscal 2019 and 2018. The fair value of our stock option grants were estimated using a Black-Scholes option pricing model with the following assumptions for fiscal 2017:

Fiscal Year Ended February 28, 2017
Range of risk free interest rates used	1.2%
Expected dividend rate	—%
Weighted average volatility rate	33.4%
Range of expected volatility rates used	33.4%
Range of expected terms used (in years)	4.1
Restricted Stock Awards
Under the 2008 Directors’ Plan for fiscal 2019, 2018 and 2017, we issued 2,737, 5,658 and 5,285 shares subject to restricted stock awards to non-employee Board members with grant date fair values of $0.2, $0.5 and $0.5 million, respectively, and share prices of $89.77, $92.95, and $92.98 respectively. The restricted stock awards vested immediately, were valued at the fair value of our common stock at the date of grant, and accordingly, were expensed at the time of the grants.

Under the 2018 Plan during fiscal 2019, we issued 2,128 shares subject to restricted stock awards to non-employee Board members with a total grant date fair value of 0.3 million, or $131.74 per share. No restricted stock awards under the 2018 Plan were granted in fiscal 2018 or 2017. The restricted stock awards vested immediately, were valued at the fair value of our common stock at the date of grant, and accordingly, were expensed at the time of the grants.

Restricted Stock Units
A summary of restricted stock unit activity and changes under our equity incentive plans are as follows:

	Expired Equity Plan			Active Equity Plan
(in thousands, except per share data)	Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)	Fair Value at Grant Date	Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)	Fair Value at Grant Date
Outstanding at February 29, 2016 (1)	213	$66.50	$20,311	—	$—	$—
Granted (1)	162	96.90		—	—
Vested or Forfeited (2)	(53)	70.14		—	—
Outstanding at February 28, 2017	322	81.19	31,418	—	—	—
Granted (1)	262	96.44		—	—
Vested or Forfeited (2)	(274)	78.71		—	—
Outstanding at February 28, 2018	310	90.05	27,944	—	—	—
Granted (1)	197	84.02		79	125.40
Vested or Forfeited (2)	(155)	82.19		(5)	124.71
Outstanding at February 28, 2019	352	$92.45	$32,519	74	$125.45	$9,202

(1)
The expired plan reflects 141,541, 192,002 and 15,643 RSUs, which vested and settled throughout the year at a weighted average fair values of $81.23, $62.88 and $60.28 per share in fiscal 2019, 2018 and 2017, respectively.

(2)	The active plan reflects 900 RSUs which vested and settled throughout the year at a weighted average fair value of $120.70 per share in fiscal 2019.
Note 10 – Defined Contribution Plans
We sponsor defined contribution savings plans in the U.S. and other countries where we have employees. Total company matching contributions made to these plans for fiscal 2019, 2018 and 2017 were $4.0, $3.9 and $3.2 million, respectively.
Note 11 – Repurchase of Helen of Troy Common Stock
On May 10, 2017, our Board of Directors authorized the repurchase of up to $400 million of our outstanding common stock. The authorization is effective for a period of three years and replaced our former repurchase authorization. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. As of February 28, 2019, our repurchase authorization allowed for the purchase of $110.5 million of common stock.
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

The following table summarizes our share repurchase activity for the periods shown:

	Fiscal Years Ended February 28,
(in thousands, except share and per share data)	2019	2018	2017
Common stock repurchased on the open market:
Number of shares	1,875,469	717,300	922,731
Aggregate value of shares	$212,080	$65,795	$75,000
Average price per share	$113.08	$91.73	$81.28

Common stock received in connection with share-based compensation:
Number of shares	59,024	75,785	6,286
Aggregate value of shares	$5,413	$7,258	$595
Average price per share	$91.70	$95.77	$94.61
Note 12 – Restructuring Plan
In October 2017, we announced a restructuring plan (referred to as “Project Refuel”) intended to enhance the performance primarily in the Beauty and former Nutritional Supplements segments. Project Refuel includes charges for a reduction-in-force and the elimination of certain contracts. During the first quarter of fiscal 2019, we expanded Project Refuel to include the realignment and streamlining of our supply chain structure. We are targeting total annualized profit improvements of approximately $8.0 million to $10.0 million over the duration of the plan.  We estimate the plan to be completed during fiscal 2020 and expect to incur total restructuring charges of approximately $7.0 million.  Restructuring provisions are determined based on estimates prepared at the time the restructuring actions are approved by management and are revised periodically.
During fiscal 2019, we incurred $3.6 million of pre-tax restructuring costs related to employee severance and termination benefits.  Since implementing Project Refuel, we have incurred $5.4 million of pre-tax restructuring costs related to employee severance and termination benefits and contract termination costs as of February 28, 2019. During fiscal 2019, we made total cash restructuring payments of $3.1 million and had a remaining liability of $1.2 million as of February 28, 2019. Since implementing Project Refuel, we have made total cash restructuring payments of $4.2 million as of February 28, 2019.
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
Employment Contract – We have an employment contract with Mr. Julien Mininberg, our CEO, that was amended and restated on November 7, 2018.  The amended and restated agreement, among other things, extended the term of Mr. Mininberg’s employment agreement from March 1, 2019 through February 28, 2023. The agreement provides a base salary, potential incentive bonus and long-term incentive compensation. The agreement also specifies varying levels of salary continuation and/or severance compensation dependent on certain circumstances such as involuntary termination for other than cause or involuntary termination due to a change of control.
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
Contractual Obligations and Commercial Commitments –  Our contractual obligations and commercial commitments at the end of fiscal 2019 were:

	Fiscal Years Ended the Last Day of February:
		2020	2021	2022	2023	2024	After
(in thousands)	Total	1 year	2 years	3 years	4 years	5 years	5 years
Floating rate debt	$323,607	$1,900	$1,900	$303,100	$1,900	$14,807	$—
Long-term incentive plan payouts	12,708	7,012	3,481	2,215	—	—	—
Interest on floating rate debt (1)	32,237	11,453	11,387	8,879	518	—	—
Open purchase orders	234,659	234,659	—	—	—	—	—
Minimum royalty payments	49,159	12,650	12,855	13,040	7,914	2,700	—
Advertising and promotional	37,401	18,933	6,411	6,527	5,530	—	—
Operating leases	69,482	5,171	6,678	6,411	5,743	5,078	40,401
Capital spending commitments	4,602	4,602	—	—	—	—	—
Total contractual obligations (2)	$763,855	$296,380	$42,712	$340,172	$21,605	$22,585	$40,401

(1)
We estimate our future obligations for interest on our floating rate debt by assuming the weighted average interest rates in effect on each floating rate debt obligation at February 28, 2019 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, for the Credit Agreement, we assume that the balance outstanding as of February 28, 2019 remains the same for the remaining term of the agreement. The actual balance outstanding under the Credit Agreement may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations.

(2)
In addition to the contractual obligations and commercial commitments in the table above, as of February 28, 2019, we have recorded a provision for uncertain tax positions of $3.2 million. We are unable to reliably estimate the timing of most of the future payments, if any, related to uncertain tax positions; therefore, we have excluded these tax liabilities from the table above.

Note 14 – Long Term Debt
We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1.0 billion as of February 28, 2019.  The commitment under the Credit Agreement terminates on December 7, 2021. Borrowings accrue interest under one of two alternative methods (based upon a base rate or LIBOR) as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time.  We also incur loan commitment and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis.  As of February 28, 2019, the outstanding revolving loan principal balance was $301.2 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $9.0 million.  As of February 28, 2019, the amount available for borrowings under the Credit Agreement was $689.8 million.  Covenants in our debt agreements limit the amount of total indebtedness we can incur.  As of February 28, 2019 these covenants effectively limited our ability to incur more than $548.4 million of additional debt from all sources, including our Credit Agreement, or $689.8 million in the event a qualified acquisition is consummated.
A summary of our long-term debt follows:

(dollars in thousands)	Original Date Borrowed	Interest Rates	Matures	February 28, 2019	February 28, 2018
Mississippi Business Finance Corporation Loan (the "MBFC Loan") (1)	03/13	Floating	03/23	$22,335	$24,219
Credit Agreement (2)	01/15	Floating	12/21	298,449	265,650
Total long-term debt				320,784	289,869
Less current maturities of long-term debt				(1,884)	(1,884)
Long-term debt, excluding current maturities				$318,900	$287,985

(1)
The MBFC Loan is unsecured with an original balance of $37.6 million and incurs floating interest based on applicable LIBOR plus a margin of up to 2.0% , or a base rate plus a margin of up to 1.0%, as determined by the interest rate elected and the Leverage Ratio. The loan is subject to holder’s call on or after March 1, 2018. The loan can be prepaid without penalty. The remaining principal balance is payable as follows: $1.9 million annually on March 1, 2019 through 2022; and $14.8 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

(2)
Floating interest rates are hedged with an interest rate swap to effectively fix interest rates on $225 million of the outstanding principal balance under the Credit Agreement.  Notes 15 and 16 to these consolidated  financial statements provide additional information regarding the interest rate swap.

At February 28, 2019 and 2018, our  long-term debt has floating interest rates, and its book value approximates its fair value.
All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries.  Our debt agreements require the maintenance of certain financial covenants, including maximum leverage ratios, minimum interest coverage ratios and minimum consolidated net worth levels (as each of these terms is defined in the various agreements). Our debt agreements also contain other customary covenants.  We were in compliance with the terms of these agreements as of February 28, 2019.

The following table contains information about interest rates on our Credit Agreement and the related weighted average borrowings outstanding for the periods covered by our consolidated statements of income:

	Fiscal Years Ended February 28,
(in thousands)	2019	2018	2017
Average borrowings outstanding (1)	$290,860	$382,960	$498,420
Average interest rate during each year (2)	3.2%	2.7%	2.2%
Interest rate range during each year	2.8% - 5.5%	2.3 - 4.8%	1.9 - 4.3%
Weighted average interest rates on borrowings outstanding at year end	3.6%	2.9%	2.3%

(1)	Average borrowings outstanding is computed as the average of the current and four prior quarters ending balances of our credit facility.

(2)
The average interest rate during each year is computed by dividing the total interest expense associated with the Credit Agreement for a fiscal year by the average borrowings outstanding for the same fiscal year.

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated statements of income:

	Fiscal Years Ended February 28,
(in thousands)	2019	2018	2017
Interest and commitment fees	$11,366	$13,084	$13,745
Deferred finance costs	1,015	887	706
Interest rate swap settlements, net	(515)	54	—
Cross-currency debt swap	(147)	(74)	(90)
Total interest expense	$11,719	$13,951	$14,361
Note 15 – Fair Value
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

The following tables present the fair value of our financial assets and liabilities measured on a recurring basis as of the last day of February 2019 and 2018:

Fair Values at
February 28, 2019
(in thousands)	(level 2)(1)
Assets:
Money market accounts	$915
Interest rate swaps	512
Foreign currency contracts	1,692
Total assets	$3,119
Liabilities:
Floating rate debt	$320,784
Interest rate swaps	339
Foreign currency contracts	563
Total liabilities	$321,686

Fair Values at
February 28, 2018
(in thousands)	(level 2)(1)
Assets:
Money market accounts	$1,107
Interest rate swap	2,481
Foreign currency contracts	642
Total assets	$4,230
Liabilities:
Floating rate debt	289,869
Foreign currency contracts	2,606
Total liabilities	$292,475

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
We use derivatives for hedging purposes and our derivatives are primarily interest rate swaps, foreign currency contracts, zero cost collars and cross-currency debt swaps. See Notes 1, 16 and 17 to these consolidated financial statements for more information on our hedging activities.
We classify our floating rate debt as a Level 2 item because the estimation of the fair market value of these financial assets requires the use of current market rates of interest for obligations with comparable remaining terms.  Such comparable rates are considered significant other observable market inputs. Our debt has floating interest rates and its book value approximates its fair value as of the reporting date.
Our other non-financial assets include goodwill and other intangible assets, which we classify as Level 3 items.  These assets are measured at fair value on a non-recurring basis as part of our impairment testing.  Note 8 to these consolidated financial statements contains additional information regarding impairment testing and related intangible asset impairments.

The table below presents other non-financial assets measured on a non-recurring basis using significant unobservable inputs (Level 3) for fiscal 2019 and 2018:

	Fiscal Years Ended
(in thousands)	2019	2018
Beginning balances	$905,235	$938,324
Total income (expense):
Included in net income - realized	(14,109)	(34,128)
Acquired during the period	2,815	1,212
Retirement adjustments during the period	(95)	(173)
Ending balances	$893,846	$905,235
Note 16 – Financial Instruments and Risk Management
Foreign Currency Risk – Our functional currency is the U.S. Dollar.  By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses.  As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  For fiscal 2019, approximately 13% of our net sales revenue was in foreign currency. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos and Canadian Dollars.  We make most of our inventory purchases from the Far East and primarily use the U.S. Dollar for such purchases.  In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.  We recorded net exchange gains (losses) from foreign currency fluctuations, including the impact of currency hedges and the cross-currency debt swap, of $1.3, $(3.1) and $0.5 million in SG&A during fiscal 2019, 2018 and 2017, respectively.
We hedge against certain foreign currency exchange rate-risk by using a series of forward contracts and zero-cost collars designated as cash flow hedges and mark-to-market derivatives to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.  The effective portion of the changes in fair value of these instruments is reported in OCI and reclassified into SG&A in the same period they are settled.  The ineffective portion, which is not material for any year presented, is immediately recognized in SG&A.
Interest Rate Risk –  Interest on our outstanding debt as of February 28, 2019 is based on floating interest rates.  If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on $225.0 million of the outstanding principal balance under the Credit Agreement, which totaled $301.2 million as of February 28, 2019.

The following table summarizes the fair values of our various derivative instruments at the end of fiscal 2019 and 2018:

	February 28, 2019
(in thousands) Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities Non-current
Zero-cost collar - Euro	Cash flow	2/2020	€9,500	$11	$—	$—	$—
Foreign currency contracts - sell Euro	Cash flow	2/2020	€29,000	1,047	—	—	—
Foreign currency contracts - sell Canadian Dollars	Cash flow	2/2020	$16,000	168	—	—	—
Zero-cost collar - Pounds	Cash flow	5/2020	£4,500	—	—	200	—
Foreign currency contracts - sell Pounds	Cash flow	5/2020	£19,500	248	—	—	13
Foreign currency contracts - sell Mexican Pesos	Cash flow	9/2019	$30,000	—	—	58	—
Interest rate swaps	Cash flow	1/2024	$225,000	512	—	—	339
Subtotal				1,986	—	258	352
Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swaps - Euro	(1)	04/2020	€5,280	—	218	—	—
Foreign currency contracts - cross-currency debt swaps - Pound	(1)	04/2020	£6,395	—	—	—	292
Subtotal				—	218	—	292
Total fair value				$1,986	$218	$258	$644

	February 28, 2018
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities Non-current
Foreign currency contracts - sell Euro	Cash flow	7/2019	€38,000	$—	$102	$1,320	$—
Foreign currency contracts - sell Canadian Dollars	Cash flow	6/2019	$27,750	378	101	—	—
Foreign currency contracts - sell Pounds	Cash flow	4/2019	£19,500	—	56	513	—
Foreign currency contracts - sell Mexican Pesos	Cash flow	5/2018	$20,000	5	—	—	—
Interest rate swap	Cash flow	12/2021	$100,000	539	1,942	—	—
Subtotal				922	2,201	1,833	—
Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swap - Euro	(1)	04/2020	€5,280	—	—	—	208
Foreign currency contracts - cross-currency debt swaps - Pound	(1)	04/2020	£6,395	—	—	—	565
Subtotal				—	—	—	773
Total fair value				$922	$2,201	$1,833	$773

(1)
These are foreign currency contracts for which we have not elected hedge accounting.  We refer to them as “cross-currency debt swaps”. They, in effect, adjust the currency denomination of a portion of our outstanding debt to the Euro and British Pound, as applicable, for the notional amounts reported, creating an economic hedge against currency movements.

The pre-tax effect of derivative instruments for fiscal 2019 and 2018 is as follows:

	Fiscal Years Ended February 28,
	Gain (Loss) Recognized in OCI (effective portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income			Gain (Loss) Recognized As Income
(in thousands)	2019	2018	Location	2019	2018	Location	2019	2018
Currency contracts - cash flow hedges	$(94)	$1,758	SG&A	$(2,488)	$4,364		$—	$—
Interest rate swaps - cash flow hedges	(2,308)	2,481	Interest expense	—	—	Interest expense	515	(54)
Cross-currency debt swaps - principal	—	—		—	—	SG&A	700	(1,479)
Cross-currency debt swaps - interest	—	—		—	—	Interest Expense	147	74
Total	$(2,402)	$4,239		$(2,488)	$4,364		$1,362	$(1,459)
We expect a gain of $1.7 million associated with foreign currency contracts and interest rate swaps currently reported in accumulated other comprehensive income, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates change and the underlying contracts settle.  See Notes 1, 15 and 17 to these consolidated financial statements for more information on our hedging activities.
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
The following table summarizes our cash and cash equivalents at the end of fiscal 2019 and 2018:

	February 28, 2019		February 28, 2018
(in thousands)	Carrying Amount	Range of Interest Rates	Carrying Amount	Range of Interest Rates
Cash, interest and non-interest-bearing accounts	$10,956	0.00 to 0.30%	$19,631	0.00 to 0.35%
Money market funds	915	0.00 to 1.25%	1,107	0.00 to 0.03%
Total cash and cash equivalents	$11,871		$20,738

Note 17 – Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component and related tax effects for fiscal 2019 and 2018 were as follows:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 28, 2017	$—	$1,173	$1,173
Other comprehensive income before reclassification	2,481	1,758	4,239
Amounts reclassified out of accumulated other comprehensive income	—	(4,364)	(4,364)
Tax effects	(776)	359	(417)
Other comprehensive income (loss)	1,705	(2,247)	(542)
Balance at February 28, 2018	$1,705	$(1,074)	$631
Other comprehensive income (loss) before reclassification	(2,308)	(94)	(2,402)
Amounts reclassified out of accumulated other comprehensive income	—	2,488	2,488
Tax effects	735	(261)	474
Other comprehensive income (loss)	(1,573)	2,133	560
Balance at February 28, 2019	$132	$1,059	$1,191
See Notes 1, 15 and 16 to these consolidated financial statements for additional information regarding our hedging activities.
Note 18 – Segment and Geographic Information
The following table contains segment information included in continuing operations.
SEGMENT INFORMATION

(in thousands)
Fiscal 2019	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$523,807	$695,217	$345,127	$1,564,151
Asset impairment charges	—	—	—	—
Restructuring charges	926	686	1,974	3,586
Operating income	100,743	68,448	30,188	199,379
Identifiable assets	698,519	686,335	264,481	1,649,335
Capital and intangible asset expenditures	16,023	8,508	1,854	26,385
Depreciation and amortization	6,048	17,058	6,821	29,927

Fiscal 2018	Housewares(1)	Health & Home	Beauty	Total
Sales revenue, net	$459,004	$674,062	$345,779	$1,478,845
Asset impairment charges	—	—	15,447	15,447
Restructuring charges	220	—	1,637	1,857
Operating income	89,319	62,099	17,644	169,062
Identifiable assets	664,622	675,627	283,468	1,623,717
Capital and intangible asset expenditures	8,537	3,716	1,352	13,605
Depreciation and amortization	5,825	16,750	11,155	33,730

Fiscal 2017	Housewares(1)	Health & Home	Beauty	Total
Sales revenue, net	$418,558	$626,982	$351,995	1,397,535
Asset impairment charges	—	—	2,900	2,900
Restructuring charges	—	—	—	—
Operating income	89,020	51,072	29,572	169,664
Identifiable assets	639,922	688,828	287,485	1,616,235
Capital and intangible asset expenditures	5,652	5,192	4,663	15,507
Depreciation and amortization	5,795	20,483	9,897	36,175

(1)	Fiscal 2018 includes a full twelve months of operating results for Hydro Flask, compared to eleven and one-half months for fiscal 2017.
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
GEOGRAPHIC INFORMATION

The following table provides net sales revenue by geographic region, in U.S. Dollars:

	Fiscal Years Ended February 28,
(in thousands)	2019 (1)	2018 (1) (2)	2017 (1) (2)
Sales revenue, net by geographic region
United States	$1,221,806	$1,161,698	$1,104,870
Canada	66,855	58,856	58,631
EMEA	143,024	143,668	133,172
Asia Pacific	90,073	75,376	60,532
Latin America	42,393	39,247	40,330
Total sales revenue, net	$1,564,151	$1,478,845	$1,397,535

(1)
We adopted ASU 2014-09, Revenue of Contracts with Customers (Topic 606) in the first quarter of fiscal 2019 and have reclassified amounts in the prior year’s statements of income to conform to the current period’s presentation. For more information see Note 3 to these consolidated financial statements.

(2)	Fiscal 2017 includes eleven and one-half months of operating results for Hydro Flask, acquired on March 18, 2016. Fiscal 2018 includes a full year of operating results for Hydro Flask.
Worldwide sales to our largest customer and its affiliates accounted for approximately 16%, 17% and 17% of our net sales revenue in fiscal 2019, 2018 and 2017, respectively.  Sales to this customer are made within the Beauty and Health & Home segments.  Of these sales, approximately 78%, 79%, and 79% for fiscal 2019, 2018 and 2017, respectively, were within the United States.  Sales to our second largest customer accounted for 16%, 13% and 10% of our net sales in fiscal 2019, 2018 and 2017, respectively.  Sales to Target Corporation accounted for approximately 10% of our consolidated net sales revenue in fiscal 2019, 2018 and 2017, respectively. No other customers accounted for 10% or more of net sales revenue during the periods presented.

Our domestic and international long-lived assets were as follows:

	Fiscal Years Ended February 28,
(in thousands)	2019	2018	2017
United States	$416,521	$437,920	$409,337
International:
Barbados	499,589	496,258	499,064
Other international	128,566	131,831	159,490
Subtotal	628,155	628,089	658,554
Total	$1,044,676	$1,066,009	$1,067,891
The table above classifies assets based upon the country where we hold legal title.

Note 19 – Selected Quarterly Financial Data (Unaudited)
Selected unaudited quarterly financial data is as follows (in thousands except share data):
SELECTED QUARTERLY FINANCIAL DATA

Fiscal Year 2019:	May	August	November	February	Total
Sales revenue, net	$354,679	$393,548	$431,081	$384,843	$1,564,151
Gross profit	146,558	155,173	181,845	157,530	641,106
Asset impairment charges	—	—	—	—	—
Restructuring charges	1,725	859	25	977	3,586
Income from continuing operations	38,173	44,017	54,320	37,714	174,224
Loss from discontinued operations	(381)	—	(4,850)	(448)	(5,679)

Earnings (loss) per share (1)
Basic
Continuing operations	$1.44	$1.67	$2.08	$1.49	$6.68
Discontinued operations	(0.01)	—	(0.19)	(0.02)	(0.22)
Total earnings per share	$1.42	$1.67	$1.90	$1.47	$6.46

Diluted
Continuing operations	$1.43	$1.66	$2.06	$1.47	$6.62
Discontinued operations	(0.01)	—	(0.18)	(0.02)	(0.22)
Total earnings per share	$1.42	$1.66	$1.88	$1.45	$6.41

Fiscal Year 2018:	May	August	November	February	Total
Sales revenue, net	$325,491	$344,949	$420,841	$387,564	$1,478,845
Gross profit	131,570	143,477	178,138	158,014	611,199
Asset impairment charges	4,000	—	—	11,447	15,447
Restructuring charges	—	—	1,165	692	1,857
Income from continuing operations	27,308	34,572	58,624	8,378	128,882
Income (loss) from discontinued operations	(21,440)	(25,639)	(89,060)	51,703	(84,436)

Earnings (loss) per share (1)
Basic
Continuing operations	$1.01	$1.27	$2.16	$0.31	$4.76
Discontinued operations	(0.79)	(0.94)	(3.28)	1.91	(3.12)
Total earnings per share	$0.22	$0.33	$(1.12)	$2.22	$1.64

Diluted
Continuing operations	$1.00	$1.26	$2.15	$0.31	$4.73
Discontinued operations	(0.79)	(0.94)	(3.27)	1.91	(3.10)
Total earnings per share	$0.22	$0.33	$(1.12)	$2.22	$1.63

(1)
Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.

Note 20 - Income Taxes
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
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law.  Among other changes, the Tax Act lowered the U.S. statutory corporate income tax rate from 35% to 21% and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of certain foreign subsidiaries.
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
As a result of the enactment, we recorded a provisional tax charge of $17.9 million in fiscal 2018 related to the one-time remeasurement of our U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, the one-time repatriation tax applied to our undistributed foreign earnings and the impact of executive compensation that is no longer deductible under the Tax Act. In accordance with SAB 118, we completed the accounting for the tax effects of the Tax Act and recorded immaterial adjustments to the provisional tax charge during the fourth quarter of fiscal 2019.
The Tax Act introduced new provisions for U.S. taxation of certain global intangible low-taxed income (“GILTI”). The Company elected to account for the tax on GILTI as a period cost and therefore has not recorded deferred taxes related to GILTI on its foreign subsidiaries.
In connection with the enactment of the Tax Act, we repatriated $40 million of cash held in our U.S. owned foreign subsidiaries without such funds being subject to further U.S. federal income tax. As of February 28, 2019, we had approximately $28.1 million of undistributed earnings. We intend to continue to reinvest these earnings outside the United States for the foreseeable future. While U.S. federal tax expense has been recognized as a result of the Tax Act, no deferred tax liabilities with respect to items such as certain foreign exchange gains or losses, foreign withholding taxes or state taxes have been recognized. It is not practicable for us to determine the amount of deferred income taxes associated with these undistributed earnings.
Our components of income before income tax expense are as follows:

	Fiscal Years Ended February 28,
(in thousands)	2019	2018	2017
U.S.	$32,135	$23,824	$20,878
Non-U.S.	155,865	131,614	134,839
Total	$188,000	$155,438	$155,717

Our components of income tax expense (benefit) are as follows:

	Fiscal Years Ended February 28,
(in thousands)	2019	2018	2017
U.S.
Current	$2,460	$3,380	$19,195
Deferred	10,480	19,578	(10,475)
	12,940	22,958	8,720

Non-U.S.
Current	2,102	1,912	(290)
Deferred	(1,266)	1,686	2,977
	836	3,598	2,687
Total	$13,776	$26,556	$11,407
Our total income tax expense differs from the amounts computed by applying the U.S. statutory tax rate to income before income taxes.  A income tax rate reconciliation of these differences are as follows:

	Fiscal Years Ended February 28,
	2019	2018	2017
Effective income tax rate at the U.S. statutory rate	21.0%	32.7%	35.0%
Impact of U.S. state income taxes	1.2%	0.5%	0.5%
Effect of statutory tax rate in Macau	(10.3)%	(19.5)%	(20.1)%
Effect of statutory tax rate in Barbados	(5.9)%	(5.2)%	(7.3)%
Effect of statutory tax rate in Europe	(1.9)%	(5.3)%	(3.6)%
Effect of income from other non-U.S. operations subject to varying rates	1.8%	2.1%	2.1%
Effect of foreign exchange fluctuations	0.2%	0.3%	0.4%
Effect of asset impairment charges	—%	2.2%	0.4%
Effect of U.S. tax reform	(0.1)%	11.5%	—%
Effect of uncertain tax positions	(0.6)%	(1.3)%	(1.1)%
Effect of nondeductible executive compensation	0.9%	0.6%	—%
Effect of base erosion and anti-abuse tax	1.0%	—%	—%
Other items	—%	(1.5)%	1.0%
Effective income tax rate	7.3%	17.1%	7.3%

Our Macau subsidiary generates income from the sale of the goods that it has sourced and procured.  This subsidiary is responsible for the sourcing and procurement of a large portion of the products that we sell.  We currently have an indefinite tax holiday in Macau conditioned on the subsidiary meeting certain employment and investment thresholds.  The Macau Offshore Law and its supplementary regulations that grant tax incentives to approved offshore institutions will be abolished on January 1, 2021. Existing approved offshore institutions such as ours can continue to operate under the offshore regime until the end of the calendar year 2020. Beginning in calendar year 2021, we believe our Macau subsidiary will become subject to a statutory corporate income tax of approximately 12%. The ultimate impact of this change, if any, on our overall effective tax rate will depend on a variety of factors including our mix of income by jurisdiction, transfer pricing considerations and the specific tax regulations applicable to us when we are no longer under the Macau Offshore regime. It is not practicable for us to determine the potential impact on our financial statements until the tax changes in Macau are fully established and our transfer pricing analysis is complete. Because our Macau subsidiary is not directly or indirectly owned by a U.S. parent, there is no U.S. tax liability associated with the income generated in Macau.

Each year there are significant transactions or events that are incidental to our core businesses and that by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates. Without these transactions or events, the trend in our effective tax rates would follow a more normalized pattern.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of the last day of February 2019 and 2018 are as follows:

	February 28,
(in thousands)	2019	2018
Deferred tax assets, gross:
Operating loss carryforwards	$18,300	$32,829
Accounts receivable	4,680	4,767
Inventories	7,806	7,183
Accrued expenses and other	8,293	7,385
Total gross deferred tax assets	39,079	52,164
Valuation allowance	(17,086)	(17,747)
Deferred tax liabilities:
Depreciation and amortization	(19,750)	(24,859)
Total deferred tax liabilities, net	$2,243	$9,558

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We consider the scheduled reversal of deferred tax liabilities, expected future taxable income and tax planning strategies in assessing the ultimate realization of deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not be recoverable.  In fiscal 2019, the $0.7 million net decrease in our valuation allowance was principally due to changes in estimates regarding the value of operating loss carryforwards to be used in the future.
The composition of our operating loss carryforwards at the end of fiscal 2019 is as follows:

	February 28, 2019
(in thousands)	Tax Year Expiration Date Range	Deferred Tax Assets	Operating Loss Carryforward
U.S. federal operating loss carryforward	Indefinite	$1,051	$5,005
U.S. state operating loss carryforward	2021 - 2037	138	3,704
Non-U.S. operating loss carryforwards with definite carryover periods	2020 - 2036	4,716	17,599
Non-U.S. operating loss carryforwards with indefinite carryover periods	Indefinite	12,395	44,396
Subtotals		18,300	$70,704
Less portion of valuation allowance established for operating loss carryforwards		(17,086)
Total		$1,214
Any future amount of deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during any carryforward periods are reduced.

During fiscal 2019 and 2018, changes in the total amount of unrecognized tax benefits were as follows:

	Fiscal Years Ended February 28,
(in thousands)	2019	2018
Total unrecognized tax benefits, beginning balance	$4,428	$6,611
Resolution of tax dispute	—	(1,486)
Changes in tax positions taken during a prior period	15	88
Lapse in statute of limitations	(1,057)	(890)
Impact of foreign currency re-measurement	(161)	218
Settlements	(20)	(113)
Total unrecognized tax benefits, ending balance	3,205	4,428
Less current unrecognized tax benefits	(316)	(1,079)
Noncurrent unrecognized tax benefits	$2,889	$3,349
Included in the balance of unrecognized tax benefits at the end of fiscal 2019 were $3.2 million (includes interest) of tax benefits, which, if recognized, would affect our effective tax rate.  We do not expect any significant changes to our existing unrecognized tax benefits during the next twelve months resulting from any issues currently pending with tax authorities.
We classify interest and penalties on uncertain tax positions as income tax expense.  At the end of February 2019 and 2018, the liability for tax-related interest and penalties included in unrecognized tax benefits was $0.6 million and $1.1 million, respectively.  Additionally, during fiscal 2019, 2018 and 2017 we recognized tax benefits from tax-related interest and penalties of $0.5, $0.5 and $0.6 million, respectively, in the consolidated statements of income.
We file income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. We do not expect that any proposed adjustments from these tax jurisdictions will have a material impact on our consolidated financial statements.
As of February 28, 2019, tax years under examination or still subject to examination by material tax jurisdictions are as follows:

Jurisdiction	Tax Years Under Examination	Open Tax Years
United Kingdom	- None -	2018	—	2019
United States	2016 - 2018	2016	—	2019
Switzerland	- None -	2015	—	2019
Hong Kong	- None -	2013	—	2019
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

Note 21 – Earnings Per Share
We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities. Dilutive securities at any given point in time may consist of outstanding options to purchase common stock and issued and contingently issuable unvested RSUs and PSUs. See Note 9 to these consolidated financial statements for more information regarding RSUs, PSUs and other performance based stock awards. Options for common stock are excluded from the computation of diluted earnings per share if their effect is antidilutive.
For fiscal 2019, 2018 and 2017, the components of basic and diluted shares were as follows:
WEIGHTED AVERAGE DILUTED SECURITIES

	Fiscal Years Ended February 28,
(in thousands)	2019	2018	2017
Weighted average shares outstanding, basic	26,073	27,077	27,522
Incremental shares from share-based compensation arrangements	230	177	369
Weighted average shares outstanding, diluted	26,303	27,254	27,891
Antidilutive securities	262	319	137

HELEN OF TROY LIMITED AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts

(in thousands)	Beginning Balance	Additions (1)	Deductions (2)	Ending Balance
Year Ended February 28, 2017
Allowances for doubtful accounts	$1,712	$2,277	$723	$3,266
Year Ended February 28, 2018
Allowances for doubtful accounts	$3,266	$1,066	$1,420	$2,912
Year Ended February 28, 2019
Allowances for doubtful accounts	$2,912	$1,097	$1,977	$2,032
All amounts presented above have been restated to exclude the impact of our discontinued operations.

(1)	Represents periodic charges to the provision for doubtful accounts.

(2)	Represents write-offs of doubtful accounts, net of recoveries of previously reserved amounts.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act as of February 28, 2019.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Management’s Report on Internal Control Over Financial Reporting
The management’s report on internal control over financial reporting and the attestation report on internal controls over financial reporting of the independent registered public accounting firm required by this item are set forth under Item 8., “Financial Statements and Supplementary Data” of this report on Form 10-K and are incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Exchange Act that occurred during our fiscal year ended February 28, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Information in our definitive Proxy Statement for the 2019 Annual General Meeting of Shareholders (the “Proxy Statement”) is incorporated by reference in response to this Item 10, as noted below:

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

•	Information about Section 16(a) beneficial ownership reporting compliance is set forth under “Section 16(a) Beneficial Ownership Reporting Compliance”; and

•	Information about any material changes to procedures for recommending nominees to the board of directors is set forth under “Board Committees and Meetings.”
We have adopted a Code of Ethics governing our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and finance department members.  The full text of our Code of Ethics is published on our website, at www.helenoftroy.com, under the “Investor Relations-Corporate Governance” caption.  We intend to disclose future amendments to, or waivers from, certain provisions of this Code on our website or in a current report on Form 8-K.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 in this Report on Form 10-K.
2. Financial Statement Schedule: See “Schedule II” in this Report on Form 10‑K.
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

10.3†	Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Appendix C to the 2008 Proxy Statement).
10.4†
Helen of Troy Limited Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2015).

10.5†
Amended and Restated Helen of Troy Limited 2011 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on 10-Q, filed with the Securities and Exchange Commission on October 11, 2016).

10.6
Loan Agreement, dated as of March 1, 2013, by and between Kaz USA, Inc. and Mississippi Business Finance Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2013).

10.7
Guaranty Agreement, dated as of March 1, 2013, by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2013).

10.8
Trust Indenture, dated as of March 1, 2013 between Mississippi Business Finance Corporation and Deutsche Bank National Trust, as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2013).

10.9
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

10.10
Second Amendment to Guaranty Agreement, dated as of June 11, 2014, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2014).

10.11
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

10.12
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

10.13*
Amended and Restated Guaranty, dated March 1, 2018, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. and other lenders, pursuant to the Amended and Restated Credit Agreement, dated January 16, 2015.

10.14
Third Amendment to Guaranty Agreement, dated as of January 16, 2015, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2015).

10.15
Fourth Amendment to Guaranty Agreement, dated as of December 7, 2016, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2017, filed with the Securities and Exchange Commission on May 1, 2017 (the “2017 10-K”)).

10.16
First Supplemental Trust Indenture, dated as of March 1, 2014, by and between Mississippi Business Finance Corporation and Deutsche Bank National Trust, as trustee (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015, filed with the Securities and Exchange Commission on April 29, 2015 (the “2015 10-K”)).

10.17
Second Supplemental Trust Indenture, dated as of February 18, 2015 but effective February 1, 2015, by and between Mississippi Business Finance Corporation and Deutsche Bank National Trust, as trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2015).

10.18
Third Supplemental Trust Indenture, dated as of December 7, 2016, but effective December 1, 2016, by and between Mississippi Business Finance Corporation and Deutsche Bank National Trust, as trustee (incorporated by reference to Exhibit 10.25 of the 2017 10-K).

10.19
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

10.20*†	First Amendment to Helen of Troy Limited 2008 Employee Stock Purchase Plan.
10.21*†	Second Amendment to Helen of Troy Limited 2008 Employee Stock Purchase Plan.
10.22†
Amended and Restated Employment Agreement among Helen of Troy Nevada Corporation, Helen of Troy Limited, a Bermuda company, Helen of Troy Limited, a Barbados company, and Julien Mininberg, effective March 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2018).

10.23†
Helen of Troy Limited 2018 Stock Incentive Plan (incorporated by reference to Annex B of the Company's Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on June 28, 2018).

10.24†
Helen of Troy Limited 2018 Employee Stock Purchase Plan (incorporated by reference to Annex B of the Company's Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on June 28, 2018).

10.25
Fourth Supplemental Trust Indenture, dated effective as of September 28, 2018, by and between Mississippi Business Finance Corporation and U.S. Bank National Association (successor to Deutsche Bank National Trust Company), as trustee (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ending November 30, 2018, filed with the Securities and Exchange Commission on January 9, 2019).

10.26
Fifth Amendment to Guaranty Agreement, dated effective as of September 28, 2018, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N. A. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ending November 30, 2018, filed with the Securities and Exchange Commission on January 9, 2019).

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

HELEN OF TROY LIMITED

By: /s/ Julien R. Mininberg
Julien R. Mininberg Chief Executive Officer and Director April 29, 2019
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Julien R. Mininberg	/s/ Brian L. Grass
Julien R. Mininberg Chief Executive Officer, Director and Principal Executive Officer April 29, 2019	Brian L. Grass Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer April 29, 2019

/s/ Gary B. Abromovitz	/s/ Timothy F. Meeker
Gary B. Abromovitz Director, Deputy Chairman of the Board April 29, 2019	Timothy F. Meeker Director, Chairman of the Board April 29, 2019

/s/ Beryl B. Raff	/s/ Krista Berry
Beryl B. Raff Director April 29, 2019	Krista Berry Director April 29, 2019

/s/ Darren G. Woody	/s/ Thurman K. Case
Darren G. Woody Director April 29, 2019	Thurman K. Case Director April 29, 2019

/s/ William F. Susetka	/s/ Vincent D. Carson
William F. Susetka Director April 29, 2019	Vincent D. Carson Director April 29, 2019