Form 10-Q
period 2019-05-31
HELEN OF TROY LTD
filed 2019-07-10
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ..... to …..
Commission file number: 001-14669
HELEN OF TROY LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	74-2692550
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Clarendon House 2 Church Street Hamilton, Bermuda
(Address of principal executive offices)

1 Helen of Troy Plaza El Paso, Texas	79912
(Registrant’s United States Mailing Address)	(Zip Code)

(915) 225-8000
Registrant's telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares	HELE	The NASDAQ Stock Market, LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 8, 2019
Common Shares, $0.10 par value, per share	25,106,551 shares

HELEN OF TROY LIMITED AND SUBSIDIARIES
FORM 10‐Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except shares and par value)	May 31, 2019	February 28, 2019
Assets
Assets, current:
Cash and cash equivalents	$18,375	$11,871
Receivables - principally trade, less allowances of $1,146 and $2,032	262,511	280,280
Inventory	335,344	302,339
Prepaid expenses and other current assets	19,764	10,369
Total assets, current	635,994	604,859

Property and equipment, net of accumulated depreciation of $126,621 and $123,744	130,058	130,338
Goodwill	602,320	602,320
Other intangible assets, net of accumulated amortization of $185,308 and $181,463	287,757	291,526
Operating lease assets	36,136	—
Deferred tax assets, net	8,937	7,991
Other assets, net of accumulated amortization of $2,138 and $2,115	1,629	12,501
Total assets	$1,702,831	$1,649,535

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$139,060	$143,560
Accrued expenses and other current liabilities	144,461	165,160
Income taxes payable	3,653	1,427
Long-term debt, current maturities	1,884	1,884
Total liabilities, current	289,058	312,031

Long-term debt, excluding current maturities	319,255	318,900
Lease liabilities, noncurrent	43,651	—
Deferred tax liabilities, net	7,670	5,748
Other liabilities, noncurrent	7,018	16,219
Total liabilities	666,652	652,898

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 25,100,725 and 24,946,046 shares issued and outstanding	2,510	2,495
Additional paid in capital	249,079	246,585
Accumulated other comprehensive income (loss)	(2,011)	1,191
Retained earnings	786,601	746,366
Total stockholders' equity	1,036,179	996,637
Total liabilities and stockholders' equity	$1,702,831	$1,649,535

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended May 31,
(in thousands, except per share data)	2019	2018
Sales revenue, net	$376,335	$354,679
Cost of goods sold	222,608	208,121
Gross profit	153,727	146,558

Selling, general and administrative expense ("SG&A")	105,901	101,506
Asset impairment charges	—	—
Restructuring charges	619	1,725
Operating income	47,207	43,327

Nonoperating income, net	132	75
Interest expense	(3,308)	(2,687)
Income before income tax	44,031	40,715

Income tax expense	3,337	2,542
Income from continuing operations	40,694	38,173

Loss from discontinued operations, net of tax	—	(381)
Net income	$40,694	$37,792

Earnings (loss) per share - basic:
Continuing operations	$1.63	$1.44
Discontinued operations	—	(0.01)
Total earnings per share - basic	$1.63	$1.42

Earnings (loss) per share - diluted:
Continuing operations	$1.61	$1.43
Discontinued operations	—	(0.01)
Total earnings per share - diluted	$1.61	$1.42

Weighted average shares of common stock used in computing earnings per share:
Basic	25,019	26,521
Diluted	25,245	26,614

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended May 31,
(in thousands)	2019	2018
Net income	$40,694	$37,792
Other comprehensive income (loss), net of tax:
Cash flow hedge activity - interest rate swaps	(3,993)	104
Cash flow hedge activity - foreign currency contracts	791	3,333
Total other comprehensive income (loss), net of tax	(3,202)	3,437
Comprehensive income	$37,492	$41,229

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 28, 2018	26,576	$2,658	$230,676	$631	$780,494	$1,014,459
Income from continuing operations	—	—	—	—	38,173	38,173
Loss from discontinued operations	—	—	—	—	(381)	(381)
Other comprehensive income (loss), net of tax	—	—	—	3,437	—	3,437
Exercise of stock options	44	4	2,052	—	—	2,056
Net issuance and settlement of restricted stock	137	14	(14)	—	—	—
Issuance of common stock related to stock purchase plan	17	2	1,333	—	—	1,335
Common stock repurchased and retired	(457)	(46)	(6,585)	—	(34,917)	(41,548)
Share-based compensation	—		6,324	—	—	6,324
Cumulative effect of accounting change	—	(3)	(3)	—	(152)	(158)
Balances at May 31, 2018	26,317	$2,629	$233,783	$4,068	$783,217	$1,023,697

Balances at February 28, 2019	24,946	$2,495	$246,585	$1,191	$746,366	$996,637
Income from continuing operations	—	—	—	—	40,694	40,694
Loss from discontinued operations	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	(3,202)	—	(3,202)
Exercise of stock options	35	4	1,822	—	—	1,826
Net issuance and settlement of restricted stock	173	17	(17)	—	—	—
Issuance of common stock related to stock purchase plan	15	1	1,407	—	—	1,408
Common stock repurchased and retired	(68)	(7)	(8,322)	—	(459)	(8,788)
Share-based compensation	—		7,604	—	—	7,604
Balances at May 31, 2019	25,101	$2,510	$249,079	$(2,011)	$786,601	$1,036,179

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended May 31,
(in thousands)	2019	2018
Cash provided by operating activities:
Net income	$40,694	$37,792
Less: Loss from discontinued operations	—	(381)
Income from continuing operations	40,694	38,173
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7,767	7,982
Amortization of financing costs	255	255
Non-cash operating lease asset amortization	654	—
Provision for doubtful receivables	54	369
Non-cash share-based compensation	7,604	6,324
Loss on the sale or disposal of property and equipment	—	32
Deferred income taxes and tax credits	1,941	3,098
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	17,715	19,522
Inventories	(33,005)	(4,757)
Prepaid expenses and other current assets	(9,282)	(2,344)
Other assets and liabilities, net	9,138	305
Accounts payable	(4,500)	(3,536)
Accrued expenses and other current liabilities	(22,842)	(35,253)
Accrued income taxes	(517)	(1,259)
Net cash provided by operating activities - continuing operations	15,676	28,911
Net cash used by operating activities - discontinued operations	—	(381)
Net cash provided by operating activities	15,676	28,530

Cash used by investing activities:
Capital and intangible asset expenditures	(3,718)	(4,182)
Proceeds from the sale of property and equipment	—	—
Net cash used by investing activities - continuing operations	(3,718)	(4,182)
Net cash used by investing activities - discontinued operations	—	—
Net cash used by investing activities	(3,718)	(4,182)

Cash used by financing activities:
Proceeds from line of credit	165,300	161,200
Repayment of line of credit	(163,300)	(149,300)
Repayment of long-term debt	(1,900)	(1,900)
Proceeds from share issuances under share-based compensation plans	3,234	3,391
Payments for repurchases of common stock	(8,788)	(41,548)
Net cash used by financing activities - continuing operations	(5,454)	(28,157)
Net cash used by financing activities - discontinued operations	—	—
Net cash used by financing activities	(5,454)	(28,157)

Net decrease in cash and cash equivalents	6,504	(3,809)
Cash and cash equivalents, beginning balance	11,871	20,738
Cash and cash equivalents, ending balance	18,375	16,929
Less: Cash and cash equivalents of discontinued operations, ending balance	—	—
Cash and cash equivalents of continuing operations, ending balance	$18,375	$16,929

Supplemental non-cash items not included above resulting from the adoption of ASC 842
Initial recognition of operating lease asset	$(37,082)	$—
Initial recognition of lease liabilities	47,223	—
Accrued expenses and other current liabilities	(2,873)	—
Other assets and liabilities, net	(7,311)	—
Prepaid expenses and other current assets	43	—

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
May 31, 2019

Note 1 - Basis of Presentation and Related Information

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of May 31, 2019 and February 28, 2019, and the results of our consolidated operations for the interim periods presented.  We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2019, and our other reports on file with the Securities and Exchange Commission (“SEC”).

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

On December 20, 2017, we completed the divestiture of the Nutritional Supplements segment through the sale of Healthy Directions LLC and its subsidiaries to Direct Digital, LLC.  The results of the Nutritional Supplements operations have been reported as discontinued operations for all periods presented in the consolidated financial statements.  For additional information, see Note 5. All other footnotes present results from continuing operations.

On March 11, 2019, we announced a process to explore the divestiture of our Personal Care business, which is a component of our Beauty segment and includes our liquid, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium.  On May 21, 2019, we announced that, after considering our alternatives, we discontinued the formal sale process and intend to continue to operate the Personal Care business to help fuel our Leadership Brand growth.

Our business is seasonal due to different calendar events, holidays and seasonal weather patterns. Historically, our highest sales volume and operating income occur in our third fiscal quarter ending November 30.  We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the United States.

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

We have reclassified, combined or separately disclosed certain amounts in the prior years’ condensed consolidated financial statements and accompanying footnotes to conform with the current period’s presentation.

Note 2 – New Accounting Pronouncements

Except for the changes discussed below, there have been no changes in the information provided in our Form 10-K for the fiscal year ended February 28, 2019.

Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance requires the recognition of lease liabilities, representing future minimum lease payments, on a discounted basis, and corresponding right-of-use assets on a balance sheet for most leases, along with requirements for enhanced disclosures to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued guidance which permits application of the new guidance at the beginning of the year of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, in addition to the method of applying the new guidance retrospectively to each prior reporting period presented. We adopted the standard in the first quarter of fiscal 2020 using the transition method introduced by ASU 2018-11, which does not require revisions to comparative periods. We elected to implement the transition package of practical expedients permitted within the new standard, which included (i) not reassessing whether expired or existing contracts contain leases, (ii) not reassessing lease classification, and (iii) not revaluing initial direct costs for existing leases. Adoption of the new standard resulted in the recording of initial lease assets and lease liabilities of approximately $37.1 million and $47.2 million, respectively, as of March 1, 2019. The difference between the lease assets and lease liabilities primarily relates to deferred rent and unamortized lease incentives recorded in accordance with the previous lease guidance. The new standard did not materially impact our condensed consolidated statements of income or cash flows (see Note 4).

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities (Topic 815), which amends and simplifies hedge accounting with the intent of better aligning financial reporting for hedging relationships with an entity's risk management activities. In April 2019, the FASB issued ASU 2019-04, which provides clarifications and minor improvements related to Topic 815. Adoption of this guidance in the first quarter of fiscal 2020 did not have a material impact on our consolidated financial statements.

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

Our revenue is primarily generated from the sale of non-customized consumer products to customers. Revenue is recognized when control of, and title to, the product sold transfers to the customer. Therefore, the timing and amount of revenue recognized was not materially impacted by the new guidance. The adoption of the guidance did not have a material impact on our consolidated financial statements. The provisions of the new guidance did however impact the classification of certain consideration paid to our customers. We therefore reclassified an immaterial amount of such payments from SG&A to a reduction of net sales revenue for all periods presented. Also, in accordance with the guidance, we reclassified an immaterial amount of estimated sales returns from a reduction of receivables to accrued expenses and other current liabilities for all periods presented.  We elected to adopt the guidance using the full retrospective method.

We measure revenue as the amount of consideration for which we expect to be entitled, in exchange for transferring goods.  Certain customers may receive cash incentives such as customer discounts (including volume or trade discounts), advertising discounts and other customer-related programs, which are accounted for as variable consideration.  In some cases, we apply judgment, such as contractual rates and historical payment trends, when estimating variable consideration.  In accordance with the guidance, most variable consideration is classified as a reduction to net sales.

Sales taxes and other similar taxes are excluded from revenue.  We elected to account for shipping and handling activities as a fulfillment cost as permitted by the guidance.  We do not have unsatisfied performance obligations since our performance obligations are satisfied at a single point in time.

Note 4 – Leases

Adoption of the new lease standard resulted in the recording of lease assets and lease liabilities of approximately $37.1 million and $47.2 million, respectively, as of March 1, 2019. The difference between the lease assets and lease liabilities primarily relates to unamortized lease incentives and deferred rent recorded in accordance with the previous lease guidance. The new standard did not materially impact our consolidated statements of income or cash flows.
The Company primarily has leases for office space, which are classified as operating leases. Operating leases are included in operating lease assets, accrued expenses and other current liabilities, and lease liabilities, non-current in our consolidated balance sheets. Operating lease assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As most of our lease contracts do not provide an explicit interest rate, we use an estimated secured incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
We include options to extend or terminate the lease in the lease term for accounting considerations, when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of 1 to 14 years.  Lease expense for lease payments is recognized on a straight-line basis over the lease term in a manner similar to previous accounting guidance. We do not recognize leases with an initial term of twelve months or less on the balance sheet and instead recognize the related lease payments as expense in the condensed consolidated statements of income on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component for all asset classes. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Under the new guidance, operating lease expense recognized in the condensed consolidated statement of income during the three months ended May 31, 2019 was $1.6 million.  Short-term lease expense is excluded from this amount and is not material.  The non-cash component of lease expense is included as an adjustment to reconcile income from continuing operations to net cash provided by operating activities in the condensed consolidated statement of cash flows.

A summary of supplemental lease information is as follows:

May 31, 2019
Weighted average remaining lease term (years)	11.02
Weighted average discount rate	6.05%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$979

A summary of our estimated lease payments, imputed interest and liabilities are as follows:

Fiscal Years Ended (in thousands)
2020	$5,120
2021	6,593
2022	6,245
2023	5,121
2024	5,625
Thereafter	38,699
Total future lease payments	67,403
Less: imputed interest	(20,472)
Present value of lease liability	$46,931

May 31, 2019
Lease liabilities, current (1)	$3,280
Lease liabilities, noncurrent	43,651
Total lease liability	$46,931

(1) Included as part of "Accrued expenses and other current liabilities" on the condensed consolidated balance sheet.

Note 5 – Discontinued Operations

In December 2017, we completed the divestiture of the Nutritional Supplements segment through the sale of Healthy Directions LLC and its subsidiaries ("Healthy Directions") to Direct Digital, LLC. The purchase price from the sale was comprised of $46.0 million in cash, which was paid at closing, and a supplemental payment with a target value of $25.0 million, payable on or before August 1, 2019.  During fiscal 2019, the final amount of the supplemental payment was adjusted to $10.8 million based on a settlement with respect to the calculation of the performance of Healthy Directions through February 28, 2018. The adjustment resulted in a corresponding pre-tax charge of $5.8 million ($4.4 million after tax) to discontinued operations. Also, during fiscal 2019, we recorded additional net charges of $1.5 million ($1.3 million after tax) to discontinued operations, resulting from the resolution of certain contingencies. In conjunction with the sale of the business, we have agreed to provide certain transition services that we expect to end in the second quarter of fiscal 2020.

Note 6 – Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

(in thousands)	Estimated Useful Lives (Years)			May 31, 2019	February 28, 2019
Land		-		$12,644	$12,644
Building and improvements	3	-	40	113,587	113,820
Computer, software, furniture and other equipment	3	-	15	85,614	84,711
Tools, molds and other production equipment	3	-	7	36,627	36,378
Construction in progress		-		8,207	6,529
Property and equipment, gross				256,679	254,082
Less accumulated depreciation				(126,621)	(123,744)
Property and equipment, net				$130,058	$130,338

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

A summary of accrued expenses and other current liabilities is as follows:

(in thousands)	May 31, 2019	February 28, 2019
Accrued compensation, benefits and payroll taxes	$19,502	$36,782
Accrued sales discounts and allowances	29,611	28,655
Accrued sales returns	20,793	23,316
Accrued advertising	26,770	26,549
Other	47,785	49,858
Total accrued expenses and other current liabilities	$144,461	$165,160

Note 7 – Goodwill and Intangible Assets

We perform annual impairment tests each fiscal year during the fourth quarter and interim impairment tests, if and when necessary. We did not record any impairment charges during the first quarters of fiscal 2020 or 2019.

The following table summarizes the carrying amounts and accumulated amortization for all intangible assets by segment as of the end of the periods presented:

	May 31, 2019				February 28, 2019
(in thousands)	Gross Carrying Amount	Cumulative Goodwill Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Cumulative Goodwill Impairments	Accumulated Amortization	Net Book Value
Housewares:
Goodwill	$282,056	$—	$—	$282,056	$282,056	$—	$—	$282,056
Trademarks - indefinite	134,200	—	—	134,200	134,200	—	—	134,200
Other intangibles - finite	41,481	—	(19,885)	21,596	41,417	—	(19,398)	22,019
Subtotal	457,737	—	(19,885)	437,852	457,673	—	(19,398)	438,275

Health & Home:
Goodwill	284,913	—	—	284,913	284,913	—	—	284,913
Trademarks - indefinite	54,000	—	—	54,000	54,000	—	—	54,000
Licenses - finite	17,050	—	(15,490)	1,560	17,050	—	(15,402)	1,648
Licenses - indefinite	7,400	—	—	7,400	7,400	—	—	7,400
Other intangibles - finite	117,979	—	(90,663)	27,316	117,967	—	(87,953)	30,014
Subtotal	481,342	—	(106,153)	375,189	481,330	—	(103,355)	377,975

Beauty:
Goodwill	81,841	(46,490)	—	35,351	81,841	(46,490)	—	35,351
Trademarks - indefinite	—	—	—	—	30,407	—	—	30,407
Trademarks - finite	30,557	—	(566)	29,991	150	—	(102)	48
Licenses - indefinite	10,300	—	—	10,300	10,300	—	—	10,300
Licenses - finite	13,696	—	(12,562)	1,134	13,696	—	(12,482)	1,214
Other intangibles - finite	46,402	—	(46,142)	260	46,402	—	(46,126)	276
Subtotal	182,796	(46,490)	(59,270)	77,036	182,796	(46,490)	(58,710)	77,596
Total	$1,121,875	$(46,490)	$(185,308)	$890,077	$1,121,799	$(46,490)	$(181,463)	$893,846

After discontinuing the formal sale process and revising the strategic initiatives for our Personal Care business during the first quarter of fiscal year 2020, we changed trademarks related to the business with a net book value of $30.4 million from indefinite lived to finite lived assets. The amortization of these trademarks is now included in amortization expense for the three months ended May 31, 2019, and these assets are expected to be fully amortized by the end of fiscal year 2027.

The following table summarizes the amortization expense attributable to intangible assets recorded in SG&A in the condensed consolidated statements of income for the periods shown below, as well as our estimated amortization expense for fiscal 2020 through 2025:

Aggregate Amortization Expense
For the three months ended (in thousands)
May 31, 2019	$3,876
May 31, 2018	4,121

Estimated Amortization Expense (in thousands)
Fiscal 2020	$17,919
Fiscal 2021	16,151
Fiscal 2022	8,550
Fiscal 2023	8,254
Fiscal 2024	7,946
Fiscal 2025	6,896

Note 8 – Share-Based Compensation Plans

We have equity awards outstanding under several share-based compensation plans. During the three months ended May 31, 2019, we had the following share-based compensation activity:

•	We issued 1,256 shares to non-employee Board members with a total grant date fair value of $0.1 million and an average share price of $111.80.

•
We granted time-vested restricted stock units ("RSUs") that may be settled for 3,271 shares of common stock with a weighted average grant price of $111.41 per share for a total award fair value at date of grant of $0.4 million.

•
We granted time-vested restricted stock awards ("RSAs") that may be vested for 40,852 shares of common stock with a weighted average grant price of $110.98 per share and a total award fair value at date of grant of $4.5 million.

•
We granted performance-based stock units ("PSUs") that may be settled for 6,088 shares of common stock with a weighted average grant price of $110.85 per share and a total award fair value at date of grant of $0.7 million.

•
We granted performance-based restricted stock awards ("PSA's) that are targeted to be vested for 122,402 shares of common stock with a weighted average grant price of $110.85 per share and a total award fair value at date of grant of $13.6 million.

•	RSUs for 62,840 shares vested and settled, with a total fair value at settlement of $7.1 million, and an average share price of $112.83 per share.

•	PSUs for 108,572 shares vested and settled with a total grant date fair value of $14.7 million, and an average share price of $135.85 per share.

•	Employees exercised stock options to purchase 35,397 shares of common stock.

•	Employees purchased 14,790 shares of common stock under the employee stock purchases plan at an average price of $95.29 per share.

We recorded the following share-based compensation expense in SG&A for the periods shown below:

	Three Months Ended May 31,
(in thousands, except per share data)	2019	2018
Stock options	$116	$308
Directors stock compensation	140	123
Performance based and other stock awards	7,023	5,571
Employee stock purchase plan	325	322
Share-based compensation expense	7,604	6,324
Less income tax benefits	(577)	(270)
Share-based compensation expense, net of income tax benefits	$7,027	$6,054

Impact of share-based compensation on earnings per share from continuing operations:
Basic	$0.28	$0.23
Diluted	$0.28	$0.23

Note 9 – Repurchase of Helen of Troy Common Stock

On May 20, 2019, we announced that our Board of Directors had authorized the repurchase of up to $400 million of our outstanding common stock.  The authorization is effective May 8, 2019, for a period of three years, and replaced Helen of Troy’s previous repurchase authorization, of which approximately $107.4 million remained. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. As of May 31, 2019, our repurchase authorization allowed for the purchase of $394.4 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

	Three Months Ended May 31,
(in thousands, except share and per share data)	2019	2018
Common stock repurchased on the open market:
Number of shares	—	407,025
Aggregate value of shares	$—	$37,067
Average price per share	$—	$91.07

Common stock received in connection with share-based compensation:
Number of shares	68,204	49,595
Aggregate value of shares	$8,788	$4,481
Average price per share	$128.85	$90.36

Note 10 – Restructuring Plan

In October 2017, we announced that we had approved a restructuring plan (referred to as “Project Refuel”). Project Refuel includes a reduction-in-force and the elimination of certain contracts and operating expenses.  We are targeting total annualized profit improvements of approximately $8.0 to $10.0 million over the duration of the plan.  We estimate the plan will be completed during fiscal 2020, and expect to incur total restructuring charges of approximately $7.0 million over the duration of the plan.

Restructuring provisions are determined based on estimates prepared at the time the restructuring actions are approved by management and are revised periodically.

For the three months ended May 31, 2019, we incurred $0.6 million of pre-tax restructuring costs related to employee severance and termination benefits. Since implementing Project Refuel, we have incurred $6.0 million of pre-tax restructuring costs related to employee severance and termination benefits and contract termination costs as of May 31, 2019. For the three months ended May 31, 2019, we made total cash restructuring payments of $0.7 million and had a remaining liability of $1.2 million. Since implementing Project Refuel, we have made total cash restructuring payments of $4.9 million as of May 31, 2019.

Note 11 – Commitments and Contingencies

Legal Matters – On May 31, 2018, we settled a patent infringement dispute related to two forehead thermometer models sold by our subsidiary, Kaz USA, Inc., in the United States and made a settlement payment of $15.0 million, which was accrued in prior periods along with related legal fees and other costs.

We are involved in various other legal claims and proceedings in the normal course of operations.  We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
Lease Commitments –  The implementation of the new lease guidance (ASC 842) using the effective date method requires the disclosure of our lease commitments from our latest annual report on Form 10-K for the interim periods during the first year of adoption (see Note 4). The lease commitments as of February 28, 2019 were as follows:

	Fiscal Years Ended the Last Day of February:
		2020	2021	2022	2023	2024	After
(in thousands)	Total	1 year	2 years	3 years	4 years	5 years	5 years
Operating leases	$69,482	$5,171	$6,678	$6,411	$5,743	$5,078	$40,401

The minimum rental payments for operating leases presented above were determined in accordance with the previous lease guidance (ASC 840). The minimum lease payments as of May 31, 2019, as disclosed in Note 4, are determined in accordance with the new lease guidance (ASC 842).

Note 12 – Long-Term Debt

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provided for an unsecured total revolving commitment of $1.0 billion as of May 31, 2019. The commitment under the Credit Agreement terminates on December 7, 2021. Borrowings accrue interest under one of two alternative methods (based upon a base rate or LIBOR) as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time.  We also incur loan commitment fees and letter of credit fees under the Credit Agreement.  Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis.  As of May 31, 2019, the outstanding revolving loan principal balance was $303.2 million (excluding prepaid financing fees) and the face amount of outstanding letters of credit was $9.0 million. For the three months ended May 31, 2019, borrowings under the Credit Agreement incurred interest expense at rates ranging from 3.4% to 5.5%. For the three months ended May 31, 2018, borrowings under the Credit Agreement incurred interest expense at rates ranging from 2.8% to 5.0%. As of May 31, 2019, the amount available for borrowings under the Credit Agreement was $687.8 million. Covenants in our debt agreements limit the amount of total indebtedness we can incur.  As of May 31, 2019, these covenants effectively limited our ability to incur more than $565.8 million of additional debt from all sources, including our Credit Agreement, or $687.8 million in the event a qualified acquisition is consummated.  The following table summarizes our long-term debt as of the end of the periods shown:

LONG-TERM DEBT

(in thousands)	Original Date Borrowed	Interest Rates	Matures	May 31, 2019	February 28, 2019
Mississippi Business Finance Corporation Loan (the "MBFC Loan") (1)	03/13	Floating	03/23	$20,439	$22,335
Credit Agreement (2)	01/15	Floating	12/21	300,700	298,449
Total long-term debt				321,139	320,784
Less current maturities of long-term debt				(1,884)	(1,884)
Long-term debt, excluding current maturities				$319,255	$318,900

(1)
The MBFC Loan is unsecured with an original balance of $37.6 million and incurs floating interest based on applicable LIBOR plus a margin of up to 2.0%, or a Base Rate plus a margin of up to 1.0%, as determined by the interest rate elected and the Leverage Ratio. The loan is subject to holder’s call on or after March 1, 2018.  The loan can be prepaid without penalty.  The remaining principal balance is payable as follows: $1.9 million annually on March 1, 2020 through 2022; and $14.8 million on March 1, 2023.  Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

(2)
Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on $225 million of the outstanding principal balance under the Credit Agreement.  Notes 13 and 14 to these condensed consolidated financial statements provide additional information regarding the interest rate swaps.

At May 31, 2019 and February 28, 2019, our long-term debt has floating interest rates, and its book value approximates its fair value.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries.  Our debt agreements require the maintenance of certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio (as each of these terms is defined in the agreements).  Our debt agreements also contain other customary covenants.  We were in compliance with the terms of these agreements as of May 31, 2019.

Note 13 – Fair Value

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

The following tables present the fair value of our financial assets and liabilities measured on a recurring basis as of the end of the periods shown:

Fair Values at
May 31, 2019
(in thousands)	(Level 2) (1)
Assets:
Money market accounts	$1,069
Interest rate swaps	—
Foreign currency contracts	2,644
Total assets	$3,713

Liabilities:
Floating rate debt	$321,139
Interest rate swaps	5,027
Foreign currency contracts	17
Total liabilities	$326,183

Fair Values at
February 28, 2019
(in thousands)	(Level 2) (1)
Assets:
Money market accounts	$915
Interest rate swaps	512
Foreign currency contracts	1,692
Total assets	$3,119

Liabilities:
Floating rate debt	$320,784
Interest rate swaps	339
Foreign currency contracts	563
Total liabilities	$321,686

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

We use derivatives for hedging purposes and our derivatives are primarily interest rate swaps, foreign currency contracts and cross-currency debt swaps.  See Notes 12 and 14 to these condensed consolidated financial statements for more information on our hedging activities.

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

Our other non-financial assets include goodwill and other intangible assets, which we classify as Level 3 items.  These assets are measured at fair value on a non-recurring basis as part of our impairment testing.  Note 7 to these condensed consolidated financial statements contains additional information related to intangible asset impairments.

Note 14 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During the three months ended May 31, 2019 and 2018, approximately 12% and 13% of our net sales revenue was denominated in foreign currency, respectively. These sales were primarily denominated in Euros, British Pounds, Canadian Dollars and Mexican Pesos. We make most of our inventory purchases from the Far East and primarily use the U.S. Dollar for such purchases. In our condensed consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A. We recorded net exchange gains (losses) from foreign currency fluctuations, including the impact of currency hedges and the cross-currency debt swap, of $0.8 million and $(1.7) million in SG&A during the three months ended May 31, 2019 and 2018, respectively.

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

Interest Rate Risk - Interest on our outstanding debt as of May 31, 2019 is based on floating interest rates.  If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on $225.0 million of the outstanding principal balance under the Credit Agreement, which totaled $303.2 million (excluding prepaid finance fees) as of May 31, 2019.

The following table summarizes the fair values of our derivative instruments as of the end of the periods shown:

(in thousands)	May 31, 2019
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non-current
Zero-cost collar - Euro	Cash flow	2/2020	€9,500	$105	$—	$—	$—
Foreign currency contracts - sell Euro	Cash flow	1/2020	€13,500	907	—	—	—
Foreign currency contracts - sell Canadian Dollars	Cash flow	2/2020	$12,000	282	—	—	—
Zero-cost collar - Pounds	Cash flow	2/2020	£4,500	52	—	—	—
Foreign currency contracts - sell Pounds	Cash flow	11/2020	£13,250	797	110	—	—
Foreign currency contracts - sell Mexican Pesos	Cash flow	09/2019	$20,000	—	—	17	—
Interest rate swaps	Cash flow	1/2024	$225,000	—	—	997	4,030
Subtotal				2,143	110	1,014	4,030

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swap - Euro	(1)	04/2020	€5,280	331	—	—	—
Foreign currency contracts - cross-currency debt swaps - Pound	(1)	04/2020	£6,395	60	—	—	—
Subtotal				391	—	—	—
Total fair value				$2,534	$110	$1,014	$4,030

(in thousands)	February 28, 2019
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non-current
Zero-cost collar - Euro	Cash flow	02/2020	€9,500	$11	$—	$—	$—
Foreign currency contracts - sell Euro	Cash flow	01/2020	€29,000	1,047	—	—	—
Foreign currency contracts - sell Canadian Dollars	Cash flow	02/2020	$16,000	168	—	—	—
Zero-cost collar - Pounds	Cash flow	05/2020	£4,500	—	—	200	—
Foreign currency contracts - sell Pounds	Cash flow	05/2020	£19,500	248	—	—	13
Foreign currency contracts - sell Mexican Pesos	Cash flow	09/2019	$30,000	—	—	58	—
Interest rate swaps	Cash flow	01/2024	$225,000	512	—	—	339
Subtotal				1,986	—	258	352

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swap - Euro	(1)	04/2020	€5,280	—	218	—	—
Foreign currency contracts - cross-currency debt swaps - Pound	(1)	04/2020	£6,395	—	—	—	292
Subtotal				—	218	—	292
Total fair value				$1,986	$218	$258	$644

(1)
These are foreign currency contracts for which we have not elected hedge accounting.  We refer to them as “cross-currency debt swaps”. They, in effect, adjust the currency denomination of a portion of our outstanding debt to the Euro and British Pound, as applicable, for the notional amounts reported, creating an economic hedge against currency movements.

The pre-tax effect of derivative instruments for the periods shown is as follows:

	Three Months Ended May 31,
	Gain (Loss) Recognized in OCI (effective portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income			Gain (Loss) Recognized As Income
(in thousands)	2019	2018	Location	2019	2018	Location	2019	2018
Currency contracts - cash flow hedges	$(186)	$4,576	SG&A	$(1,218)	$687		$—	$—
Interest rate swaps - cash flow hedges	(5,200)	(61)	Interest expense	—	—	Interest expense	154	75
Cross-currency debt swaps - principal	—	—		—	—	SG&A	464	423
Cross-currency debt swaps - interest	—	—		—	—	Interest Expense	74	74
Total	$(5,386)	$4,515		$(1,218)	$687		$692	$572

We expect pre-tax net gains of $1.1 million associated with foreign currency contracts and interest rate swaps currently reported in accumulated other comprehensive income, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle.

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

Note 15 – Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) by component and related tax effects for periods shown:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 28, 2018	$1,705	$(1,074)	$631
Other comprehensive income (loss) before reclassification	(61)	4,576	4,515
Amounts reclassified out of accumulated other comprehensive income	—	(687)	(687)
Tax effects	165	(556)	(391)
Other comprehensive income (loss)	104	3,333	3,437
Balance at May 31, 2018	$1,809	$2,259	$4,068

Balance at February 28, 2019	$132	$1,059	$1,191
Other comprehensive income (loss) before reclassification	(5,200)	(186)	(5,386)
Amounts reclassified out of accumulated other comprehensive income	—	1,218	1,218
Tax effects	1,207	(241)	966
Other comprehensive income (loss)	(3,993)	791	(3,202)
Balance at May 31, 2019	$(3,861)	$1,850	$(2,011)
See Notes 12, 13 and 14 to these condensed consolidated financial statements for additional information regarding our hedging activities.

Note 16 – Segment Information
The following tables present segment information included in continuing operations for the periods shown:

	Three Months Ended May 31, 2019
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$144,942	$154,943	$76,450	$376,335
Restructuring charges	88	—	531	619
Operating income	31,200	15,056	951	47,207
Capital and intangible asset expenditures	2,867	680	171	3,718
Depreciation and amortization	1,613	4,313	1,841	7,767

	Three Months Ended May 31, 2018
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$117,303	$163,431	$73,945	$354,679
Restructuring charges	760	358	607	1,725
Operating income	22,183	19,657	1,487	43,327
Capital and intangible asset expenditures	1,654	2,189	339	4,182
Depreciation and amortization	1,484	4,148	2,350	7,982

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

Note 17 – Income Taxes

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
For the three months ended May 31, 2019, income tax expense as a percentage of income before income tax was 7.6%. Income tax expense for the three months ended May 31, 2019 includes a $0.7 million benefit from the recognition of excess tax benefits from share-based compensation settlements, $1.7 million of expense from the remeasurement of deferred taxes due to tax rate changes, and a $2.8 million benefit from the resolution of an uncertain tax position.
For the three months ended May 31, 2018, income tax expense as a percentage of income before income tax was 6.2%. Income tax expense for the three months ended May 31, 2018 includes a $0.3 million benefit from the recognition of excess tax benefits from share-based compensation settlements, and a $0.8 million benefit from the lapse of the statue of limitations related to an uncertain tax position.
The year-over-year increase in the effective tax rate is primarily due to shifts in the mix of taxable income in our various tax jurisdictions and increases in certain statutory tax rates.
During fiscal 2017, we received an assessment from a state tax authority, which adjusted taxable income applicable to the particular state resulting from interpretations of certain state income tax provisions applicable to our legal structure.  We believe we have accurately reported our taxable income and are vigorously protesting the assessment through administrative processes with the state.  We believe it is unlikely that the outcome of these matters will have a material adverse effect on our consolidated financial position, results of operations, or liquidity.
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

Note 18 – Earnings per Share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period.  We compute diluted earnings per share using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities.  Dilutive securities at any given point in time may consist of outstanding options to purchase common stock and issued and contingently issuable unvested RSUs, PSUs, RSAs, PSAs and other stock based awards.  See Note 8 to these condensed consolidated financial statements for more information regarding stock-based awards.  Anti-dilutive securities are not included in the computation of diluted earnings per share under the treasury stock method.

The following table presents our weighted average basic and diluted shares for the periods shown:

	Three Months Ended May 31,
(in thousands)	2019	2018
Weighted average shares outstanding, basic	25,019	26,521
Incremental shares from share-based compensation arrangements	226	93
Weighted average shares outstanding, diluted	25,245	26,614

Antidilutive securities	352	511

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk” and “Information Regarding Forward-Looking Statements” in this report and “Risk Factors” in the Company’s most recent annual report on Form 10-K for the fiscal year ended February 28, 2019 (“Form 10-K”) and its other filings with the Securities and Exchange Commission (the “SEC”). This discussion should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1. of this report. When used in the MD&A, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. Throughout MD&A, we refer to our Leadership Brands, which are brands that have number-one and number-two positions in their respective categories and consist of the OXO, Honeywell, Braun, PUR, Hydro Flask, Vicks, and Hot Tools brands.

This MD&A, including the tables under the headings “Operating income, operating margin, adjusted operating income (non-GAAP) and adjusted operating margin (non-GAAP) by segment" and “Income from continuing operations, diluted EPS from continuing operations, adjusted income from continuing operations (non-GAAP), and adjusted diluted EPS from continuing operations (non-GAAP),” respectively, reports operating income, operating margin, income from continuing operations and diluted earnings per share (EPS) from continuing operations without the impact of non-cash asset impairment charges, restructuring charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based measures presented in our condensed consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income from continuing operations, and adjusted diluted EPS from continuing operations provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors. We further believe that including the excluded charges would not accurately reflect the underlying performance of our continuing operations for the period in which the charges are incurred, even though such charges may be incurred and reflected in our GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income from continuing operations, and adjusted diluted EPS from continuing operations are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information.

These measures are discussed further and reconciled to their applicable GAAP based measures contained in this MD&A beginning on page 31.

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

In December 2017, we completed the divestiture of the Nutritional Supplements segment through the sale of Healthy Directions LLC and its subsidiaries ("Healthy Directions") to Direct Digital, LLC. The purchase price from the sale was comprised of $46.0 million in cash, which was paid at closing, and a supplemental payment with a target value of $25.0 million, payable on or before August 1, 2019. The final amount of the supplemental payment was adjusted based on a settlement with respect to the calculation of the performance of Healthy Directions through February 28, 2018. During fiscal 2019, we reduced the estimated value of the supplemental payment to $10.8 million and recorded a corresponding pre-tax charge of $5.8 million ($4.4 million after tax) to discontinued operations. Also, during fiscal 2019, we recorded an additional charge of $1.5 million ($1.3 million after tax) to discontinued operations, resulting from the resolution of certain contingencies. Following the sale, we no longer consolidate our former Nutritional Supplements segment's operating results. In conjunction with the sale of the business, we have agreed to provide certain transition services that we expect to end in the second quarter of fiscal 2020. Unless otherwise indicated, all results presented are from continuing operations.

In fiscal 2018, we announced that we had approved a restructuring plan (“Project Refuel”). Project Refuel includes a reduction-in-force and the elimination of certain contracts and operating expenses. We estimate the plan will be completed during fiscal 2020, and expect to incur total restructuring charges of approximately $7.0 million over the duration of the plan. For the three months ended May 31, 2019, we incurred $0.6 million of pre-tax restructuring costs related to employee severance and termination benefits. Since implementing Project Refuel, we have incurred $6.0 million of pre-tax restructuring costs related to employee severance and termination benefits and contract termination costs as of May 31, 2019. For additional information regarding Project Refuel, see Note 10 to the accompanying condensed consolidated financial statements.
On March 11, 2019, we announced a process to explore the divestiture of our Personal Care business, which is a component of our Beauty segment and includes our liquid, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium.  On May 21, 2019, we announced that, after considering our alternatives, we discontinued the formal sale process and intend to continue to operate the Personal Care business to help fuel our Leadership Brand growth.

As with all of our non-Leadership Brands, we will continue to evaluate the role of each of our brands and products in supporting our long-term plans and explore options that we believe are most beneficial to us and our shareholders.

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

The tariff increases that have been implemented by the USTR began to impact our cost of goods sold in the third quarter of fiscal 2019. In total, the net unmitigated tariff impact that unfavorably impacted cost of sales was approximately $4.0 million during fiscal 2019. Our implemented pricing actions became partially effective during the fourth quarter of fiscal 2019 and continued into the first quarter of fiscal 2020. This was due to the negotiation and notice periods involved in taking pricing actions with our retail customers. In the first quarter of fiscal 2020, the USTR further increased tariffs on "List 3" products from 10% to 25%. We expect to mitigate the impact of this further increase with additional pricing actions. Although our pricing actions are intended to offset the full gross profit impact of tariff increases, there are no assurances that the pricing actions will not reduce retail consumption or customer orders in the short-term. Additionally, the USTR has proposed increasing tariffs on the remaining product categories imported from China, "List 4", by 25%. This proposal has been introduced for public comment, but is not yet in effect.

Potential Impact of Brexit and Offshore Receipts in Respect of Intangible Property Tax
The potential exit of the United Kingdom (the "U.K.") from European Union ("E.U.") membership (commonly referred to as "Brexit") could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations. Negotiations are ongoing to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. These measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate, adversely change tax benefits or liabilities in these or other jurisdictions, and cause us to lose customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.

The U.K.’s Offshore Receipts in respect of Intangible Property (ORIP) rules were introduced by the Finance Act 2019 and came into effect on April 6, 2019. Under the ORIP rules, where intangible property (IP) is held in offshore companies, in a territory with which the U.K. does not have a full double taxation arrangement and the IP is used directly or indirectly to enable, facilitate or promote U.K. sales, income derived from that IP could be subject to a U.K. gross receipts tax at 20% of the gross amounts. Based on currently available information, the Company intends to treat this tax as a transactional tax included in operating expenses. Certain aspects of this legislation and its implementation remain unclear at this time and we expect that additional regulations or guidance may be issued and the accounting treatment of the new tax may be clarified.

While we do not believe the ORIP tax will have a material adverse impact on our consolidated operating results, we do believe that it could be material to the profitability of our EMEA operating unit. As a result, the ORIP tax could cause us to evaluate different strategic choices with respect to our EMEA operating unit, including a rationalization of the product portfolio sold in the U.K. or an exit from the market, which could adversely impact our net sales revenue.

Foreign Currency Exchange Rate Fluctuations
Due to the nature of our operations, we have exposure to the impact of fluctuations in exchange rates from transactions that are denominated in a currency other than our reporting currency (the U.S. Dollar). The most significant currencies affecting our operating results are the British Pound, Euro, Canadian Dollar, and Mexican Peso.

For the three months ended May 31, 2019, changes in foreign currency exchange rates had an unfavorable impact on consolidated U.S. Dollar reported net sales revenue of approximately $2.5 million, or 0.7%, compared to a favorable impact of approximately $3.5 million, or 1.1%, for the same period last year.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 78% and 74% of our net sales were from U.S. shipments for the three months ended May 31, 2019 and 2018, respectively.

Additionally, the shift in consumer shopping preferences to online or multichannel shopping experiences has changed the concentration of our sales. For the three months ended May 31, 2019 and 2018, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 23% and 19%, respectively, of our total consolidated net sales revenue, and grew approximately 28% and 42%, respectively, over the same period last year. With the continued growth in online sales across the retail landscape, many brick and mortar retailers are aggressively looking for ways to improve their customer delivery capabilities to be able to meet customer expectations.  As a result, it will become increasingly important for us to leverage our distribution capabilities in order to meet the changing demands of our customers, as well as to increase our online capabilities to support our direct-to-consumer sales channels and online channel sales by our retail customers.
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

	Three Months Ended May 31,				% of Sales Revenue, net
(in thousands)	2019	2018	$ Change	% Change	2019	2018
Sales revenue by segment, net
Housewares	$144,942	$117,303	$27,639	23.6%	38.5%	33.1%
Health & Home	154,943	163,431	(8,488)	(5.2)%	41.2%	46.1%
Beauty	76,450	73,945	2,505	3.4%	20.3%	20.8%
Total sales revenue, net	376,335	354,679	21,656	6.1%	100.0%	100.0%
Cost of goods sold	222,608	208,121	14,487	7.0%	59.2%	58.7%
Gross profit	153,727	146,558	7,169	4.9%	40.8%	41.3%
Selling, general and administrative expense ("SGA")	105,901	101,506	4,395	4.3%	28.1%	28.6%
Asset impairment charges	—	—	—	—%	—%	—%
Restructuring charges	619	1,725	(1,106)	(64.1)%	0.2%	0.5%
Operating income	47,207	43,327	3,880	9.0%	12.5%	12.2%
Nonoperating income, net	132	75	57	76.0%	—%	—%
Interest expense	(3,308)	(2,687)	(621)	23.1%	(0.9)%	(0.8)%
Income before income tax	44,031	40,715	3,316	8.1%	11.7%	11.5%
Income tax expense	3,337	2,542	795	31.3%	0.9%	0.7%
Income from continuing operations	40,694	38,173	2,521	6.6%	10.8%	10.8%
Loss from discontinued operations (1)	—	(381)	381	*	—%	(0.1)%
Net income	$40,694	$37,792	$2,902	7.7%	10.8%	10.7%

(1)
During fiscal 2018, we divested our Nutritional Supplements segment, which is reported as discontinued operations for all periods presented. For more information see Note 5 to the accompanying condensed consolidated financial statements.

* Calculation not meaningful.

First Quarter Fiscal 2020 Financial Results

•	Consolidated net sales revenue increased 6.1%, or $21.7 million, to $376.3 million for the three months ended May 31, 2019, compared to $354.7 million for the same period last year.

•
Consolidated operating income increased 9.0%, or $3.9 million, to $47.2 million for the three months ended May 31, 2019, compared to $43.3 million for the same period last year. Consolidated operating margin increased 0.3 percentage points to 12.5% of consolidated net sales revenue for the three months ended May 31, 2019, compared to 12.2% for the same period last year. The three months ended May 31, 2019 included pre-tax restructuring charges of $0.6 million compared to pre-tax restructuring charges of $1.7 million for the same period last year.

•
Consolidated adjusted operating income increased 6.9%, or $3.8 million, to $59.3 million for the three months ended May 31, 2019, compared to $55.5 million for the same period last year. Consolidated adjusted operating margin increased 0.2 percentage points to 15.8% of consolidated net sales revenue for the three months ended May 31, 2019, compared to 15.6% for the same period last year.

•
Income from continuing operations increased 6.6%, or $2.5 million, to $40.7 million for the three months ended May 31, 2019, compared to $38.2 million for the same period last year. Diluted EPS from continuing operations increased 12.6%, to $1.61 for the three months ended May 31, 2019, compared to $1.43 for the same period last year.

•
Adjusted income from continuing operations increased 4.6%, or $2.3 million, to $52.1 million for the three months ended May 31, 2019, compared to $49.8 million for the same period last year. Adjusted diluted EPS from continuing operations increased 10.2% to $2.06 for the three months ended May 31, 2019, compared to $1.87 for the same period last year.

•
There was no income or loss from discontinued operations for the three months ended May 31, 2019, compared to a loss of $0.4 million, for the same period last year.  Diluted loss per share from discontinued operations was $0.01 for the three months ended May 31, 2018.

•
Net income increased 7.7%, or $2.9 million, to $40.7 million for the three months ended May 31, 2019, compared to $37.8 million for the same period last year. Diluted EPS increased 13.4% to $1.61 for the three months ended May 31, 2019 compared to $1.42 for the same period last year.

Comparison of First Quarter Fiscal 2020 to First Quarter Fiscal 2019

Consolidated and Segment Net Sales

The following table summarizes the impact that core business, foreign exchange and acquisitions, as applicable, had on our net sales revenue by segment:

	Three Months Ended May 31,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2019 sales revenue, net	$117,303	$163,431	$73,945	$354,679
Core business growth (decline)	27,930	(6,593)	2,840	24,177
Impact of foreign currency	(291)	(1,895)	(335)	(2,521)
Change in sales revenue, net	27,639	(8,488)	2,505	21,656
Fiscal 2020 sales revenue, net	$144,942	$154,943	$76,450	$376,335

Total net sales revenue growth (decline)	23.6%	(5.2)%	3.4%	6.1%
Core business growth (decline)	23.8%	(4.0)%	3.8%	6.8%
Impact of foreign currency	(0.2)%	(1.2)%	(0.5)%	(0.7)%

In the above table, core business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand is acquired, excluding the impact that foreign currency had on reported net sales. Net sales revenue from internally developed brands or product lines is considered core business activity.

Leadership Brand and Other Net Sales

The following table summarizes our leadership brand and other net sales:

	Three Months Ended May 31,
(in thousands)	2019	2018	$ Change	% Change
Leadership Brand sales revenue, net	$301,559	$280,759	$20,800	7.4%
All other sales revenue, net	74,776	73,920	856	1.2%
Total sales revenue, net	$376,335	$354,679	$21,656	6.1%

Consolidated Net Sales Revenue

Consolidated net sales revenue increased $21.7 million, or 6.1%, to $376.3 million for the three months ended May 31, 2019, compared to $354.7 million for the same period last year.  The increase was primarily driven by a core business increase of $24.2 million, or 6.8%, reflecting:

•	an increase in brick and mortar sales in our Housewares segment;

•	growth in consolidated online sales; and

•	an increase in sales in the appliance category in the Beauty segment.

These factors were partially offset by:

•	lower international sales in our Health & Home segment;

•	a decline in the Personal Care category within the Beauty segment; and

•	the unfavorable impact from foreign currency fluctuations of approximately $2.5 million, or 0.7%.

Net sales from our Leadership Brands were $301.6 million for the three months ended May 31, 2019, compared to $280.8 million for the same period last year, representing growth of 7.4%.

Segment Net Sales Revenue

Housewares
Net sales revenue in the Housewares segment increased $27.6 million, or 23.6%, to $144.9 million for the three months ended May 31, 2019, compared to $117.3 million for the same period last year. The growth was primarily driven by:

•	a core business increase of $27.9 million, or 23.8%, due to point of sale growth and incremental distribution with existing domestic brick and mortar customers;

•	an increase in overall online sales; and

•	new product introductions.

These factors were partially offset by lower international sales, lower club channel sales, and the unfavorable impact from foreign currency fluctuations of approximately $0.3 million, or 0.2%.

Health & Home
Net sales revenue in the Health & Home segment decreased $8.5 million, or 5.2%, to $154.9 million for the three months ended May 31, 2019, compared to $163.4 million for the same period last year. The decline was primarily driven by a core business decline of $6.6 million, or 4.0% and the unfavorable impact of net foreign currency fluctuations of $1.9 million, or 1.2%. The core business decline primarily reflects the unfavorable comparative impacts of international expansion and a strong cough/cold/flu season in the same period last year.

These factors were partially offset by incremental distribution with existing domestic customers and early replenishment of certain seasonal categories.

Beauty
Net sales revenue in the Beauty segment increased $2.5 million, or 3.4%, to $76.5 million for the three months ended May 31, 2019, compared to $73.9 million for the same period last year. The increase was primarily driven by growth in core business sales of $2.8 million, or 3.8%, reflecting;

•	growth in the online channel;

•	increased sales in the appliance category; and

•	growth in international sales.

These factors were partially offset by a decrease in brick and mortar sales and a decline in the Personal Care category. Segment net sales were unfavorably impacted by net foreign currency fluctuations of approximately $0.3 million, or 0.5%.

Consolidated Gross Profit Margin

Consolidated gross profit margin for the three months ended May 31, 2019 decreased 0.5 percentage points to 40.8%, compared to 41.3% for the same period last year. The decrease in consolidated gross profit margin is primarily due to the impact of tariff increases, unfavorable foreign currency fluctuations and higher freight expense, partially offset by the favorable margin impact from growth in our Leadership Brands.

Consolidated SG&A

Our consolidated SG&A ratio decreased 0.5 percentage points to 28.1% for the three months ended May 31, 2019, compared to 28.6% for the same period last year.

The decrease in the consolidated SG&A ratio is primarily due to:

•	the impact from pricing actions taken with retail customers;

•	the favorable impact of foreign currency exchange and forward contract settlements;

•	the impact that higher overall net sales had on operating leverage; and

•	lower product liability claim expense.

These factors were partially offset by:

•	higher annual incentive and share-based compensation expense related to short and long term performance;

•	higher new product development expense; and

•	higher advertising expense.

Restructuring Charges

During the three months ended May 31, 2019, we incurred $0.6 million of pre-tax restructuring charges compared to $1.7 million for the same period last year. The charges related primarily to employee severance and termination benefits.

Operating income, operating margin, adjusted operating income (non-GAAP), and adjusted operating margin (non-GAAP) by segment

In order to provide a better understanding of the comparative impact of certain items on operating income, the tables that follow report the comparative before tax impact of non-cash asset impairment charges, restructuring charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods covered below.  Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100.  For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

	Three Months Ended May 31, 2019
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$31,200	21.5%	$15,056	9.7%	$951	1.2%	$47,207	12.5%
Asset impairment charges	—	—%	—	—%	—	—%	—	—%
Restructuring charges	88	0.1%	—	—%	531	0.7%	619	0.2%
Subtotal	31,288	21.6%	15,056	9.7%	1,482	1.9%	47,826	12.7%
Amortization of intangible assets	518	0.4%	2,798	1.8%	560	0.7%	3,876	1.0%
Non-cash share-based compensation	2,574	1.8%	3,374	2.2%	1,656	2.2%	7,604	2.0%
Adjusted operating income (non-GAAP)	$34,380	23.7%	$21,228	13.7%	$3,698	4.8%	$59,306	15.8%

	Three Months Ended May 31, 2018
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$22,183	18.9%	$19,657	12.0%	$1,487	2.0%	$43,327	12.2%
Asset impairment charges	—	—%	—	—%	—	—%	—	—%
Restructuring charges	760	0.6%	358	0.2%	607	0.8%	1,725	0.5%
Subtotal	22,943	19.6%	20,015	12.2%	2,094	2.8%	45,052	12.7%
Amortization of intangible assets	474	0.4%	2,704	1.7%	943	1.3%	4,121	1.2%
Non-cash share-based compensation	1,986	1.7%	2,326	1.4%	2,012	2.7%	6,324	1.8%
Adjusted operating income (non-GAAP)	$25,403	21.7%	$25,045	15.3%	$5,049	6.8%	$55,497	15.6%

Consolidated Operating Income

Consolidated operating income was $47.2 million, or 12.5% of net sales, compared to $43.3 million, or 12.2% of net sales, for the same period last year.  The increase was driven by the following factors:

•	the net favorable comparative impact of pre-tax restructuring charges of $1.1 million;

•	the impact that higher overall net sales had on operating expense leverage;

•	lower product liability claim expense; and

•	the favorable margin impact from Leadership Brand growth and a higher mix of Housewares sales.

These factors were partially offset by:

•	the impact of tariff increases;

•	higher annual incentive and share-based compensation expense related to short and long term performance;

•	higher freight expense;

•	higher new product development expense; and

•	higher advertising expense.

Consolidated adjusted operating income increased 6.9% to $59.3 million, or 15.8% of net sales, compared to $55.5 million, or 15.6% of net sales, in the same period last year.

Housewares
Housewares operating income was $31.2 million, or 21.5% of segment net sales, compared to $22.2 million, or 18.9% of segment net sales, for the same period last year. The 2.6 percentage point increase in segment operating margin is primarily due to:

•	the margin impact of a more favorable product and channel mix;

•	the impact that higher overall net sales had on operating leverage; and

•	lower restructuring expense.

These factors were partially offset by:

•	higher advertising expense to support new product launches and expanded distribution;

•	higher annual incentive and share-based compensation expense related to short and long term performance; and

•	higher new product development expense.

Adjusted operating income increased 35.3% to $34.4 million, or 23.7% of segment net sales, compared to $25.4 million, or 21.7% of segment net sales, in the same period last year.

Health & Home
Health & Home operating income was $15.1 million, or 9.7% of segment net sales, compared to $19.7 million, or 12.0% of segment net sales in the same period last year. The 2.3 percentage point decrease in segment operating margin is primarily due to:

•	the impact of tariff increases;

•	higher new product development expense;

•	higher share-based compensation expense related to long-term performance;

•	unfavorable operating leverage from the decline in sales; and

•	the margin impact of a less favorable product and channel mix.

These factors were partially offset by the favorable impact of foreign currency exchange and forward contract settlements, and lower product liability claim expense.

Adjusted operating income decreased 15.2% to $21.2 million, or 13.7% of segment net sales, compared to $25.0 million, or 15.3% of segment net sales, in the same period last year.

Beauty
Beauty operating income was $1.0 million, or 1.2% of segment net sales, compared to $1.5 million, or 2.0% of segment net sales, in the same period last year. The 0.8 percentage point decrease in segment operating margin is primarily due to:

•	the impact of higher freight expense to meet strong demand in the appliance category;

•	the margin impact of a less favorable product and channel mix; and

•	higher new product development expense.

These factors were partially offset by lower advertising and amortization expense.

Adjusted operating income decreased 26.8% to $3.7 million, or 4.8% of segment net sales, compared to $5.0 million, or 6.8% of segment net sales, in the same period last year.

Interest Expense

Interest expense was $3.3 million for the three months ended May 31, 2019, compared to $2.7 million in the same period last year. The increase in interest expense was primarily due to higher average debt and a higher average interest rate compared to the same period last year.

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
For the three months ended May 31, 2019, income tax expense as a percentage of income before income tax was 7.6%, compared to 6.2% for the same period last year. Income tax expense for the three months ended May 31, 2019 includes a $0.7 million benefit from the recognition of excess tax benefits from share-based compensation settlements, a $2.8 million benefit from the resolution of an uncertain tax position, and $1.7 million of expense from the remeasurement of deferred taxes due to tax rate changes. Income tax expense for the three months ended May 31, 2018 included a $0.3 million benefit from the recognition of excess tax benefits from share-based compensation settlements and a $0.8 million benefit from the lapse of the statute of limitations related to an uncertain tax position. The year-over-year increase in the effective tax rate is primarily due to shifts in the mix of taxable income in our various tax jurisdictions and increases in certain statutory tax rates.
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
Our Macau subsidiary generates income from the sale of the goods it has sourced and procured. This subsidiary is responsible for the sourcing and procurement of a large portion of the products that we sell. We currently have an indefinite tax holiday in Macau conditioned on the subsidiary meeting certain employment and investment thresholds. The Macau Offshore Law and its supplementary regulations that grant tax incentives to approved offshore institutions will be abolished on January 1, 2021. Existing approved offshore institutions such as ours can continue to operate under the offshore regime until the end of the calendar year 2020. Beginning in calendar year 2021, we believe our Macau subsidiary will become subject to a statutory corporate income tax of approximately 12%. The ultimate impact of this change, if any, on our overall effective tax rate will depend on a variety of factors including our mix of income by jurisdiction, transfer pricing considerations and the specific tax regulations applicable to us when we are no longer under the Macau Offshore regime. It is not practicable for us to determine the potential impact on our financial statements until the tax changes in Macau are fully established and our transfer pricing analysis is complete. Because our Macau subsidiary is not directly or indirectly owned by a U.S. parent, there is no U.S. tax liability associated with the income generated in Macau.

Income from continuing operations, diluted EPS from continuing operations, adjusted income from continuing operations (non-GAAP), and adjusted diluted EPS from continuing operations (non-GAAP)

In order to provide a better understanding of the impact of certain items on our income and EPS from continuing operations, the analysis that follows reports the comparative after tax impact of non‐cash asset impairment charges, restructuring charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on income from continuing operations, and diluted EPS from continuing operations for the periods covered below. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

	Three Months Ended May 31, 2019
	Income From Continuing Operations			Diluted EPS From Continuing Operations
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$44,031	$3,337	$40,694	$1.74	$0.13	$1.61
Asset impairment charges	—	—	—	—	—	—
Restructuring charges	619	2	617	0.02	—	0.02
Subtotal	44,650	3,339	41,311	1.77	0.13	1.64
Amortization of intangible assets	3,876	121	3,755	0.15	—	0.15
Non-cash share-based compensation	7,604	576	7,028	0.30	0.02	0.28
Adjusted (non-GAAP)	$56,130	$4,036	$52,094	$2.22	$0.16	$2.06

Weighted average shares of common stock used in computing diluted EPS						25,245

	Three Months Ended May 31, 2018
	Income From Continuing Operations			Diluted EPS From Continuing Operations
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$40,715	$2,542	$38,173	$1.53	$0.10	$1.43
Asset impairment charges	—	—	—	—	—	—
Restructuring charges	1,725	142	1,583	0.06	0.01	0.06
Subtotal	42,440	2,684	39,756	1.59	0.10	1.49
Amortization of intangible assets	4,121	135	3,986	0.15	0.01	0.15
Non-cash share-based compensation	6,324	269	6,055	0.24	0.01	0.23
Adjusted (non-GAAP)	$52,885	$3,088	$49,797	$1.99	$0.12	$1.87

Weighted average shares of common stock used in computing diluted EPS						26,614

Our income from continuing operations was $40.7 million for the three months ended May 31, 2019 compared to $38.2 million for the same period last year.  Our diluted EPS from continuing operations was $1.61 for the three months ended May 31, 2019 compared to $1.43 for the same period last year.

Adjusted income from continuing operations increased $2.3 million, or 4.6%, to $52.1 million for the three months ended May 31, 2019, compared to $49.8 million the same period last year.  Adjusted diluted EPS from continuing operations increased 10.2% to $2.06 for the three months ended May 31, 2019 compared to $1.87 for the same period last year.  Adjusted diluted EPS from continuing operations increased primarily due to the impact of higher adjusted operating income in our Housewares segment and the impact of lower weighted average diluted shares outstanding. This increase was partially offset by lower adjusted operating income in our Health & Home and Beauty segments.

Financial Condition, Liquidity and Capital Resources

Selected measures of our liquidity and capital resources are shown for the periods below :

	Three Months Ended May 31,
	2019	2018
Accounts Receivable Turnover (Days) (1)	66.8	62.6
Inventory Turnover (Times) (1)	3.2	3.1
Working Capital (in thousands)	$346,936	$285,105
Current Ratio	2.2:1	2.1:1
Ending Debt to Ending Equity Ratio	31.0%	29.3%
Return on Average Equity (1)	17.1%	13.7%
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

Operating Activities

Operating activities from continuing operations provided net cash of $15.7 million for the three months ended May 31, 2019 compared to $28.9 million for the same period last year. The decrease was primarily driven by an increase in cash used for inventory, due in part to additional inventory build for risk management, as we progress with supplier consolidations and complete a distribution center integration. This was partially offset by a decrease in cash from accrued expenses and other current liabilities resulting from the comparative impact of a dispute settlement payment of $15.0 million paid during the three months ended May 31, 2018.

Investing Activities

During the three months ended May 31, 2019, we invested in capital and intangible asset expenditures of $3.7 million compared to $4.2 million for the same period last year.

Financing Activities

Financing activities from continuing operations used $5.5 million of cash during the three months ended May 31, 2019, compared to $28.2 million for the same period last year.  The decrease was primarily driven by a reduction in payments for repurchases of common stock, which was partially offset by higher repayments on our line of credit for the first quarter of fiscal 2020 compared to same period last year.

Credit Agreement and Other Debt Agreements

Credit Agreement

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1.0 billion as of May 31, 2019. The commitment under the Credit Agreement terminates on December 7, 2021. Borrowings accrue interest under one of two alternative methods (based on a base rate or LIBOR) as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. As of May 31, 2019, the outstanding revolving loan principal balance was $303.2 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $9.0 million. As of May 31, 2019, the amount available for borrowings under the Credit Agreement was $687.8 million. Covenants in our debt agreements limit the amount of total indebtedness we can incur.  As of May 31, 2019, these covenants effectively limited our ability to incur more than $565.8 million of additional debt from all sources, including our Credit Agreement, or $687.8 million in the event a qualified acquisition is consummated.

Other Debt Agreements

We also have an aggregate principal balance of $20.5 million (excluding prepaid financing fees) under a loan agreement with the Mississippi Business Finance Corporation (the “MBFC Loan”) as of May 31, 2019. The borrowings were used to fund construction of our Olive Branch, Mississippi distribution facility. The remaining loan balance is payable as follows: $1.9 million annually on March 1, 2020 through 2022; and $14.8 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our debt agreements require the maintenance of certain key financial covenants, defined in the table below. Our debt agreements also contain other customary covenants, including, among other things, covenants restricting or limiting us, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on our properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) repurchasing shares of our common stock and paying dividends. Our debt agreements also contain customary events of default, including failure to pay principal or interest when due, among others. Our debt agreements are cross-defaulted to each other. Upon an event of default under our debt agreements, the holders or lenders may, among other things, accelerate the maturity of any amounts outstanding under our debt agreements. The commitments of the lenders to make loans to us under the Credit Agreement are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the Credit Agreement.

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

Contractual Obligations

There have been no material changes in the information provided in our latest annual report on Form 10-K.  Additional information regarding contractual obligations can be found in Notes 11 and 12 to the accompanying condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs

We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we continue to evaluate acquisition opportunities on a regular basis.  We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.  We may also elect to repurchase additional shares of common stock up to the balance of our current authorization, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing. As of May 31, 2019, the amount of cash and cash equivalents held by our foreign subsidiaries was $15.6 million, of which an immaterial amount was held in foreign countries where the funds may not be readily convertible into other currencies.

New Accounting Guidance

For information on recently adopted and issued accounting pronouncements, see Note 2 to the accompanying condensed consolidated financial statements.

Information Regarding Forward-Looking Statements

Certain written and oral statements may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the Securities and Exchange Commission (the "SEC"), in press releases, and in certain other oral and written presentations. Generally, the words "anticipates", "believes", "expects", "plans", "may", "will", "should", "seeks", "estimates", "project", "predict", "potential", "continue", "intends", and other similar words identify forward-looking statements. All statements that address operating results, events or developments that may occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-

looking statements and are based upon our current expectations and various assumptions.  We believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct.  Forward-looking statements are subject to risks that could cause them to differ materially from actual results.  Accordingly, we caution readers not to place undue reliance on forward-looking statements.  We believe that these risks include but are not limited to the risks described in this report and that are otherwise described from time to time in our SEC reports as filed. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

Such risks are not limited to, but may include:

•	our ability to deliver products to our customers in a timely manner and according to their fulfillment standards;

•	the costs of complying with the business demands and requirements of large sophisticated customers;

•	our relationships with key customers and licensors;

•	our dependence on the strength of retail economies and vulnerabilities to any prolonged economic downturn;

•	our dependence on sales to several large customers and the risks associated with any loss or substantial decline in sales to top customers;

•	expectations regarding Project Refuel and any other proposed restructuring;

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

•	the impact of changing costs of raw materials, labor and energy on cost of goods sold and certain operating expenses;

•	the risks associated with significant tariffs or other restrictions on imports from China or any retaliatory trade measures taken by China;

•	the geographic concentration and peak season capacity of certain U.S. distribution facilities increases our exposure to significant shipping disruptions and added shipping and storage costs;

•	our projections of product demand, sales and net income are highly subjective in nature and future sales and net income could vary in a material amount from such projections;

•	the risks associated with the use of trademarks licensed from and to third parties;

•	our ability to develop and introduce a continuing stream of new products to meet changing consumer preferences;

•	trade barriers, exchange controls, expropriations, and other risks associated with U.S. and foreign operations;

•	the risks to our liquidity as a result of changes to capital market conditions and other constraints or events that impose constraints on our cash resources and ability to operate our business;

•	the costs, complexity and challenges of upgrading and managing our global information systems;

•	the risks associated with cybersecurity and information security breaches;

•
the risks associated with global legal developments regarding privacy and data security could result in changes to our business practices, penalties, increased cost of operations, or otherwise harm our business;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K.  Additional information regarding risk management activities can be found in Notes 12, 13 and 14 to the accompanying condensed consolidated financial statements.

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2019. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of May 31, 2019, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We have enhanced certain internal controls related to the adoption of the new lease standard as of March 1, 2019. In connection with the evaluation described above, we identified no other changes in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our fiscal quarter ended May 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The ownership of our common stock involves a number of risks and uncertainties. When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, Item 1A. “Risk Factors” of our annual report on Form 10-K for the fiscal year ended February 28, 2019.  Since the filing of our annual report on Form 10-K, there have been no material changes in our risk factors from those disclosed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 8, 2019, our Board of Directors authorized the repurchase of up to $400 million of our outstanding common stock. The authorization is effective until May 2022 and replaced our former repurchase authorization, of which $107.4 million was outstanding at the time the new authorization was approved. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. See Note 9 to the accompanying consolidated financial statements for additional information.

Our current equity-based compensation plans include provisions that allow for the "net exercise" of share settled awards by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option or other share-based award holders are settled by having the holder tender back to us a number of shares at fair value equal to the amounts due. Net exercises are treated as purchases and retirements of shares.

The following table summarizes our share repurchase activity for the periods shown:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
March 1 to March 31, 2019 (3)	21,949	$112.49	21,949	$108,060
April 1 to April 30, 2019 (3)	1,120	113.34	1,120	107,933
May 1 to May 8, 2019 (3)	3,900	141.02	3,900	107,383
May 9 to May 31, 2019 (4)	41,235	136.82	41,235	394,358
Total	68,204	$128.85	68,204

(1)
Includes shares of common stock acquired from employees who tendered shares to: 1) satisfy the tax withholding on equity awards as part of our long-term incentive plans or 2) satisfy the exercise price on stock option exercises. For the three months ended May 31, 2019, 68,204 shares were acquired from employees at a weighted average per share price of $128.85.

(2)
Reflects the remaining dollar value of shares that could be purchased under our stock repurchase authorization through the expiration or termination of the plan. For additional information, see Note 9 to the accompanying condensed consolidated financial statements.

(3)	The shares for the periods of March 1 to May 8, 2019 were under the previous repurchase authorization.

(4)	The shares for the period of May 9 to May 31, 2019 were under the current repurchase authorization.

n

ITEM 6.	EXHIBITS
	(a)	Exhibits

		31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32**	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		101.INS *	XBRL Instance Document
		101.SCH *	XBRL Taxonomy Extension Schema
		101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
		101.DEF *	XBRL Taxonomy Extension Definition Linkbase
		101.LAB *	XBRL Taxonomy Extension Label Linkbase
		101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	July 10, 2019	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date:	July 10, 2019	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer