Form 10-Q
period 2019-08-31
HELEN OF TROY LTD
filed 2019-10-10
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ..... to …..
Commission file number: 001-14669
HELEN OF TROY LIMITED
(Exact name of registrant as specified in its charter)

Bermuda     74-2692550
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)
Clarendon House, 2 Church Street, Hamilton, Bermuda
(Address of principal executive offices)

1 Helen of Troy Plaza, El Paso, Texas             79912
(Registrant’s United States Mailing Address)            (Zip Code)
(915) 225-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, $0.10 Par Value Per Share	HELE	The NASDAQ Stock Market, LLC
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
As of October 4, 2019 there were 25,163,993 shares of common stock of the registrant, $0.10 par value per share, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES
FORM 10‐Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except shares and par value)	August 31, 2019	February 28, 2019
Assets
Assets, current:
Cash and cash equivalents	$17,031	$11,871
Receivables - principally trade, less allowances of $1,350 and $2,032	310,377	280,280
Inventory	370,915	302,339
Prepaid expenses and other current assets	13,048	10,369
Total assets, current	711,371	604,859

Property and equipment, net of accumulated depreciation of $130,059 and $123,744	131,164	130,338
Goodwill	602,320	602,320
Other intangible assets, net of accumulated amortization of $189,771 and $181,463	283,186	291,526
Operating lease assets	34,429	—
Deferred tax assets, net	12,398	7,991
Other assets, net of accumulated amortization of $2,161 and $2,115	1,085	12,501
Total assets	$1,775,953	$1,649,535

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$166,684	$143,560
Accrued expenses and other current liabilities	149,271	165,160
Income taxes payable	18	1,427
Long-term debt, current maturities	1,884	1,884
Total liabilities, current	317,857	312,031

Long-term debt, excluding current maturities	299,309	318,900
Lease liabilities, non-current	42,470	—
Deferred tax liabilities, net	8,323	5,748
Other liabilities, non-current	20,619	16,219
Total liabilities	688,578	652,898

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 25,130,204 and 24,946,046 shares issued and outstanding	2,513	2,495
Additional paid in capital	256,995	246,585
Accumulated other comprehensive income (loss)	(4,755)	1,191
Retained earnings	832,622	746,366
Total stockholders' equity	1,087,375	996,637
Total liabilities and stockholders' equity	$1,775,953	$1,649,535

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands, except per share data)	2019	2018	2019	2018
Sales revenue, net	$413,995	$393,548	$790,330	$748,227
Cost of goods sold	235,844	238,375	458,452	446,496
Gross profit	178,151	155,173	331,878	301,731

Selling, general and administrative expense ("SG&A")	123,201	103,654	229,102	205,160
Restructuring charges	430	859	1,049	2,584
Operating income	54,520	50,660	101,727	93,987

Non-operating income, net	89	85	221	160
Interest expense	(3,216)	(2,755)	(6,524)	(5,442)
Income before income tax	51,393	47,990	95,424	88,705

Income tax expense	5,298	3,973	8,635	6,515
Income from continuing operations	46,095	44,017	86,789	82,190

Loss from discontinued operations, net of tax	—	—	—	(381)
Net income	$46,095	$44,017	$86,789	$81,809

Earnings (loss) per share - basic:
Continuing operations	$1.84	$1.67	$3.46	$3.11
Discontinued operations	—	—	—	(0.01)
Total earnings per share - basic	$1.84	$1.67	$3.46	$3.09

Earnings (loss) per share - diluted:
Continuing operations	$1.83	$1.66	$3.44	$3.09
Discontinued operations	—	—	—	(0.01)
Total earnings per share - diluted	$1.83	$1.66	$3.44	$3.07

Weighted average shares of common stock used in computing earnings per share:
Basic	25,116	26,359	25,068	26,467
Diluted	25,245	26,557	25,245	26,612

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2019	2018	2019	2018
Net income	$46,095	$44,017	$86,789	$81,809
Other comprehensive income (loss), net of tax:
Cash flow hedge activity - interest rate swaps	(3,168)	101	(7,161)	205
Cash flow hedge activity - foreign currency contracts	424	478	1,215	3,811
Total other comprehensive income (loss), net of tax	(2,744)	579	(5,946)	4,016
Comprehensive income	$43,351	$44,596	$80,843	$85,825

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at May 31, 2018	26,317	$2,629	$233,783	$4,068	$783,217	$1,023,697
Income from continuing operations	—	—	—	—	44,017	44,017
Loss from discontinued operations	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	579	—	579
Exercise of stock options	67	7	3,452	—	—	3,459
Net issuance and settlement of restricted stock	3	—	—	—	—	—
Issuance of common stock related to stock purchase plan	—	—	—	—	—	—
Common stock repurchased and retired	(7)	—	(292)	—	(400)	(692)
Share-based compensation	—	—	4,689	—	—	4,689
Cumulative effect of accounting change	—	(1)	1	—	(9)	(9)
Balances at August 31, 2018	26,380	$2,635	$241,633	$4,647	$826,825	$1,075,740

Balances at February 28, 2018	26,576	$2,658	$230,676	$631	$780,494	$1,014,459
Income from continuing operations	—	—	—	—	82,190	82,190
Loss from discontinued operations	—	—	—	—	(381)	(381)
Other comprehensive income (loss), net of tax	—	—	—	4,016	—	4,016
Exercise of stock options	111	11	5,504	—	—	5,515
Net issuance and settlement of restricted stock	140	14	(14)	—	—	—
Issuance of common stock related to stock purchase plan	17	2	1,333	—	—	1,335
Common stock repurchased and retired	(464)	(46)	(6,877)	—	(35,317)	(42,240)
Share-based compensation	—	—	11,013	—	—	11,013
Cumulative effect of accounting change	—	(4)	(2)	—	(161)	(167)
Balances at August 31, 2018	26,380	$2,635	$241,633	$4,647	$826,825	$1,075,740

Balances at May 31, 2019	25,101	$2,510	$249,079	$(2,011)	$786,601	$1,036,179
Income from continuing operations	—	—	—	—	46,095	46,095
Other comprehensive income (loss), net of tax	—	—	—	(2,744)	—	(2,744)
Exercise of stock options	27	2	1,805	—	—	1,807
Net issuance and settlement of restricted stock	5	1	(1)	—	—	—
Issuance of common stock related to stock purchase plan	—	—	—	—	—	—
Common stock repurchased and retired	(3)	—	(269)	—	(74)	(343)
Share-based compensation	—	—	6,381	—	—	6,381
Balances at August 31, 2019	25,130	$2,513	$256,995	$(4,755)	$832,622	$1,087,375

Balances at February 28, 2019	24,946	$2,495	$246,585	$1,191	$746,366	$996,637
Income from continuing operations	—	—	—	—	86,789	86,789
Other comprehensive income (loss), net of tax	—	—	—	(5,946)	—	(5,946)
Exercise of stock options	62	6	3,627	—	—	3,633
Net issuance and settlement of restricted stock	178	18	(18)	—	—	—
Issuance of common stock related to stock purchase plan	15	1	1,407	—	—	1,408
Common stock repurchased and retired	(71)	(7)	(8,591)	—	(533)	(9,131)
Share-based compensation	—	—	13,985	—	—	13,985
Balances at August 31, 2019	25,130	$2,513	$256,995	$(4,755)	$832,622	$1,087,375

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended August 31,
(in thousands)	2019	2018
Cash provided by operating activities:
Net income	$86,789	$81,809
Less: Loss from discontinued operations	—	(381)
Income from continuing operations	86,789	82,190
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	16,116	15,295
Amortization of financing costs	509	507
Non-cash operating lease asset amortization	1,022	—
Provision for doubtful receivables	313	597
Non-cash share-based compensation	13,985	11,013
(Gain) loss on the sale or disposal of property and equipment	(13)	49
Deferred income taxes and tax credits	4	5,650
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	(30,410)	(38,647)
Inventories	(68,576)	(33,317)
Prepaid expenses and other current assets	(2,333)	(5,169)
Other assets and liabilities, net	22,284	(906)
Accounts payable	23,124	21,867
Accrued expenses and other current liabilities	(20,418)	(21,529)
Accrued income taxes	(4,185)	(289)
Net cash provided by operating activities - continuing operations	38,211	37,311
Net cash used by operating activities - discontinued operations	—	(381)
Net cash provided by operating activities	38,211	36,930

Cash used by investing activities:
Capital and intangible asset expenditures	(8,861)	(13,061)
Proceeds from the sale of property and equipment	—	—
Net cash used by investing activities - continuing operations	(8,861)	(13,061)
Net cash used by investing activities - discontinued operations	—	—
Net cash used by investing activities	(8,861)	(13,061)

Cash used by financing activities:
Proceeds from line of credit	283,400	292,300
Repayment of line of credit	(301,600)	(279,700)
Repayment of long-term debt	(1,900)	(1,900)
Proceeds from share issuances under share-based compensation plans	5,041	6,848
Payments for repurchases of common stock	(9,131)	(42,240)
Net cash used by financing activities - continuing operations	(24,190)	(24,692)
Net cash used by financing activities - discontinued operations	—	—
Net cash used by financing activities	(24,190)	(24,692)

Net increase (decrease) in cash and cash equivalents	5,160	(823)
Cash and cash equivalents, beginning balance	11,871	20,738
Cash and cash equivalents, ending balance	17,031	19,915
Less: Cash and cash equivalents of discontinued operations, ending balance	—	—
Cash and cash equivalents of continuing operations, ending balance	$17,031	$19,915

Supplemental non-cash items not included above resulting from the adoption of ASC 842
Initial recognition of operating lease asset	$(37,082)	$—
Initial recognition of lease liabilities	47,223	—
Accrued expenses and other current liabilities	(2,873)	—
Other assets and liabilities, net	(7,311)	—
Prepaid expenses and other current assets	43	—

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
August 31, 2019

Note 1 - Basis of Presentation and Related Information

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2019 and February 28, 2019, and the results of our consolidated operations for the interim periods presented.  We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2019, and our other reports on file with the Securities and Exchange Commission (“SEC”).

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

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994.  We are a global designer, developer, importer, marketer, and distributor of an expanding portfolio of brand-name consumer products.  We have three segments: Housewares, Health & Home, and Beauty.  Our Housewares segment provides a broad range of innovative consumer products for the home.  Product offerings include food preparation tools and storage containers; cleaning, bath and garden tools and accessories; infant and toddler care products; and insulated beverage, food containers and coolers.  The Health & Home segment focuses on health care devices such as thermometers, humidifiers, blood pressure monitors, and heating pads; water filtration systems; and small home appliances such as portable heaters, fans, air purifiers, and insect control devices.  Our Beauty segment products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid-, solid- and powder-based personal care and grooming products.

On December 20, 2017, we completed the divestiture of the Nutritional Supplements segment through the sale of Healthy Directions LLC and its subsidiaries to Direct Digital, LLC.  The results of the Nutritional Supplements operations have been reported as discontinued operations for all periods presented in the consolidated financial statements.  For more information, see Note 5 to these condensed consolidated financial statements.  All other notes present results from continuing operations.

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

Adopted in Fiscal 2020

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
We include options to extend or terminate the lease in the lease term for accounting considerations, when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of 1 to 14 years.  Lease expense for lease payments is recognized on a straight-line basis over the lease term in a manner similar to previous accounting guidance. We do not recognize leases with an initial term of twelve months or less on the balance sheet and instead recognize the related lease payments as expense in the condensed consolidated statements of income on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component for all asset classes. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Under the new guidance, operating lease expense recognized in the condensed consolidated statements of income during the three and six month periods ended August 31, 2019 was $1.7 million and $3.3 million, respectively.  Short-term lease expense is excluded from this amount and is not material.  The non-cash component of lease expense is included as an adjustment to reconcile income from continuing operations to net cash provided by operating activities in the condensed consolidated statements of cash flows.

A summary of supplemental lease information is as follows:

August 31, 2019
Weighted average remaining lease term (years)	11.1
Weighted average discount rate	6.09%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,112

A summary of our estimated lease payments, imputed interest and liabilities are as follows:

(in thousands)
Fiscal 2020 (balance for remainder of fiscal year)	$2,470
Fiscal 2021	6,082
Fiscal 2022	5,959
Fiscal 2023	5,601
Fiscal 2024	5,102
Thereafter	40,132
Total future lease payments	65,346
Less: imputed interest	(19,721)
Present value of lease liability	$45,625

August 31, 2019
Lease liabilities, current (1)	$3,155
Lease liabilities, non-current	42,470
Total lease liability	$45,625

(1) Included as part of "Accrued expenses and other current liabilities" on the condensed consolidated balance sheet.

Note 5 – Discontinued Operations

In December 2017, we completed the divestiture of the Nutritional Supplements segment through the sale of Healthy Directions LLC and its subsidiaries ("Healthy Directions") to Direct Digital, LLC. The purchase price from the sale was comprised of $46.0 million in cash, which was paid at closing, and a supplemental payment with a target value of $25.0 million, payable on or before August 1, 2019.  During fiscal 2019, the final amount of the supplemental payment was adjusted to $10.8 million based on a settlement with respect to the calculation of the performance of Healthy Directions through February 28, 2018. The adjustment resulted in a corresponding pre-tax charge of $5.8 million ($4.4 million after tax) to discontinued operations. The supplemental payment of $10.8 million was received during the second quarter of fiscal 2020. Also, during fiscal 2019, we recorded additional net charges of $1.5 million ($1.3 million after tax) to discontinued operations, resulting from the resolution of certain contingencies. In conjunction with the sale of the business, we provided certain transition services that ceased during the second quarter of fiscal 2020.

Note 6 – Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

(in thousands)	Estimated Useful Lives (Years)			August 31, 2019	February 28, 2019
Land		-		$12,644	$12,644
Building and improvements	3	-	40	113,619	113,820
Computer, software, furniture and other equipment	3	-	15	86,699	84,711
Tools, molds and other production equipment	3	-	7	37,000	36,378
Construction in progress		-		11,261	6,529
Property and equipment, gross				261,223	254,082
Less accumulated depreciation				(130,059)	(123,744)
Property and equipment, net				$131,164	$130,338

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)	August 31, 2019	February 28, 2019
Accrued compensation, benefits and payroll taxes	$29,159	$36,782
Accrued sales discounts and allowances	28,924	28,655
Accrued sales returns	21,359	23,316
Accrued advertising	28,060	26,549
Other	41,769	49,858
Total accrued expenses and other current liabilities	$149,271	$165,160

Note 7 – Goodwill and Intangible Assets

We perform annual impairment tests each fiscal year during the fourth quarter and interim impairment tests, if and when necessary. For the three and six month periods ended August 31, 2019 and 2018, we did not record any impairment charges.

The following table summarizes the carrying amounts and accumulated amortization for all intangible assets by segment as of the end of the periods presented:

	August 31, 2019				February 28, 2019
(in thousands)	Gross Carrying Amount	Cumulative Goodwill Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Cumulative Goodwill Impairments	Accumulated Amortization	Net Book Value
Housewares:
Goodwill	$282,056	$—	$—	$282,056	$282,056	$—	$—	$282,056
Trademarks - indefinite	134,200	—	—	134,200	134,200	—	—	134,200
Other intangibles - finite	41,328	—	(20,066)	21,262	41,417	—	(19,398)	22,019
Subtotal	457,584	—	(20,066)	437,518	457,673	—	(19,398)	438,275

Health & Home:
Goodwill	284,913	—	—	284,913	284,913	—	—	284,913
Trademarks - indefinite	54,000	—	—	54,000	54,000	—	—	54,000
Licenses - finite	17,050	—	(15,577)	1,473	17,050	—	(15,402)	1,648
Licenses - indefinite	7,400	—	—	7,400	7,400	—	—	7,400
Other intangibles - finite	118,024	—	(93,373)	24,651	117,967	—	(87,953)	30,014
Subtotal	481,387	—	(108,950)	372,437	481,330	—	(103,355)	377,975

Beauty:
Goodwill	81,841	(46,490)	—	35,351	81,841	(46,490)	—	35,351
Trademarks - indefinite	—	—	—	—	30,407	—	—	30,407
Trademarks - finite	30,557	—	(1,956)	28,601	150	—	(102)	48
Licenses - indefinite	10,300	—	—	10,300	10,300	—	—	10,300
Licenses - finite	13,696	—	(12,641)	1,055	13,696	—	(12,482)	1,214
Other intangibles - finite	46,402	—	(46,158)	244	46,402	—	(46,126)	276
Subtotal	182,796	(46,490)	(60,755)	75,551	182,796	(46,490)	(58,710)	77,596
Total	$1,121,767	$(46,490)	$(189,771)	$885,506	$1,121,799	$(46,490)	$(181,463)	$893,846

After discontinuing the formal sale process and revising the strategic initiatives for our Personal Care business during the first quarter of fiscal year 2020, we changed trademarks related to the business with a net book value of $30.4 million from indefinite lived to finite lived assets. The amortization of these trademarks is now included in amortization expense for the six months ended August 31, 2019, and these assets are expected to be fully amortized by the end of fiscal year 2027.

The following table summarizes the amortization expense attributable to intangible assets recorded in SG&A in the condensed consolidated statements of income for the periods shown below, as well as our estimated amortization expense for fiscal 2020 through 2025:

Aggregate Amortization Expense
For the three months ended (in thousands)
August 31, 2019	$4,463
August 31, 2018	3,402

Aggregate Amortization Expense
For the six months ended (in thousands)
August 31, 2019	$8,339
August 31, 2018	7,522

Estimated Amortization Expense (in thousands)
Fiscal 2020	$17,691
Fiscal 2021	16,135
Fiscal 2022	9,037
Fiscal 2023	8,847
Fiscal 2024	8,441
Fiscal 2025	6,977

Note 8 – Share-Based Compensation Plans

We have equity awards outstanding under several share-based compensation plans. During the three and six months ended August 31, 2019, we had the following share-based compensation activity:

•	We issued 1,048 and 2,304 shares to non-employee Board members with a total grant date fair value of $0.1 and $0.2 million, respectively, and share prices of $134.21 and $121.99, respectively.

•
We granted time-vested restricted stock units ("RSUs") that may be settled for 8 and 3,279 shares of common stock, respectively. The RSU grants have a weighted average grant price of $150.86 and $111.51 per share, respectively. For the three months ended August 31, 2019, the total award fair value was insignificant. For the six months ended August 31, 2019, the total award fair value at date of grant was $0.4 million.

•
We granted time-vested restricted stock awards ("RSAs") that may be vested for 4,920 and 45,772 shares of common stock, respectively. The RSA grants have a weighted average grant price of $138.86 and $113.98 per share, respectively, for a total award fair value at date of grant of $0.7 million and $5.2 million, respectively.

•
There were no grants of performance-based stock units ("PSUs") during the three months ended August 31, 2019. For the six months ended August 31, 2019, we granted PSUs that may be settled for 6,088 shares of common stock. The PSU grants have a weighted average grant price of $110.85 per share for a total award fair value at date of grant of $0.7 million.

•
There were no grants of performance-based restricted stock awards ("PSAs") during the three months ended August 31, 2019. For the six months ended August 31, 2019, we granted PSAs that are targeted to be vested for 122,402 shares of common stock. The PSA grants have a weighted average grant price of $110.85 per share for a total award fair value at date of grant of $13.6 million.

•
RSUs for 3,489 and 66,329 shares vested and settled, respectively, with a total fair value at settlement of $0.5 and $7.6 million and a weighted average share price of $146.26 and $114.58, respectively.

•
There were no PSUs shares vested and settled during the three months ended August 31, 2019. For the six months ended August 31, 2019, there were 108,572 shares vested and settled with a total fair value at settlement of $14.7 million, and a weighted average share price of $135.85.

•	RSAs for 928 shares vested and settled with a total fair value at settlement of $0.1 million and a weighted average share price of $150.86 during the three and six month periods ended August 31, 2019.

•	Employees exercised stock options to purchase 26,368 and 61,765 shares of common stock, respectively.

•
There were no purchases of common stock under the employee stock purchase plan during the three months ended August 31, 2019. For the six months ended August 31, 2019, employees purchased 14,790 shares of common stock under the employee stock purchase plan at an average price of $95.29 per share.

We recorded the following share-based compensation expense in SG&A for the periods shown below:

	Three Months Ended August 31,
(in thousands, except per share data)	2019	2018
Stock options	$35	$219
Directors stock compensation	141	123
Performance based and other stock awards	6,205	4,347
Employee stock purchase plan	—	—
Share-based compensation expense	6,381	4,689
Less income tax benefits	(514)	(341)
Share-based compensation expense, net of income tax benefits	$5,867	$4,348

Impact of share-based compensation on earnings per share from continuing operations:
Basic	$0.23	$0.16
Diluted	$0.23	$0.16

	Six Months Ended August 31,
(in thousands, except per share data)	2019	2018
Stock options	$151	$527
Directors stock compensation	281	246
Performance based and other stock awards	13,228	9,918
Employee stock purchase plan	325	322
Share-based compensation expense	13,985	11,013
Less income tax benefits	(1,091)	(611)
Share-based compensation expense, net of income tax benefits	$12,894	$10,402

Impact of share-based compensation on earnings per share from continuing operations:
Basic	$0.51	$0.39
Diluted	$0.51	$0.39

Note 9 – Repurchase of Helen of Troy Common Stock

On May 20, 2019, we announced that our Board of Directors had authorized the repurchase of up to $400 million of our outstanding common stock.  The authorization is effective May 8, 2019 for a period of three years and replaced Helen of Troy's previous repurchase authorization, of which approximately $107.4 million remained. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities.  As of August 31, 2019, our repurchase authorization allowed for the purchase of $394.0 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands, except share and per share data)	2019	2018	2019	2018
Common stock repurchased on the open market:
Number of shares	—	—	—	407,025
Aggregate value of shares	$—	$—	$—	$37,067
Average price per share	$—	$—	$—	$91.07

Common stock received in connection with share-based compensation:
Number of shares	2,354	7,477	70,558	57,072
Aggregate value of shares	$344	$692	$9,131	$5,173
Average price per share	$145.96	$92.55	$129.42	$90.65

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

For the three and six month periods ended August 31, 2019, we incurred $0.4 million and $1.0 million, respectively, of pre-tax restructuring charges related primarily to employee severance and termination benefits and lease termination costs. Since implementing Project Refuel, we have incurred $6.4 million of pre-tax restructuring costs related to employee severance and termination benefits and contract termination costs as of August 31, 2019. During the three and six month periods ended August 31, 2019, we made total cash restructuring payments of $0.9 million and $1.5 million, respectively. Since implementing Project Refuel, we have made total cash restructuring payments of $5.8 million. We had a remaining liability of $0.7 million as of August 31, 2019.

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

The minimum rental payments for operating leases presented above were determined in accordance with the previous lease guidance (ASC 840). Note 4 presents a summary of our estimated lease payments, imputed interest and liabilities as of August 31, 2019, in accordance with the new lease guidance (ASC 842).

Note 12 – Long-Term Debt

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provided for an unsecured total revolving commitment of $1.0 billion as of August 31, 2019. The commitment under the Credit Agreement terminates on December 7, 2021. Borrowings accrue interest under one of two alternative methods (based upon a base rate of LIBOR) as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time.  We also incur loan commitment fees and letter of credit fees under the Credit Agreement.  Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis.  As of August 31, 2019, the outstanding revolving loan principal balance was $283.0 million (excluding prepaid financing fees) and the face amount of outstanding letters of credit was $9.0 million. For the three and six month periods ended August 31, 2019, borrowings under the Credit Agreement incurred interest charges at rates ranging from 3.1% to 5.5%. For the three and six month periods ended August 31, 2018, borrowings under the Credit Agreement incurred interest charges at rates ranging from 2.9% to 5.0% and 2.8% to 5.0%, respectively. As of August 31, 2019, the amount available for borrowings under the Credit Agreement was $708.0 million. Covenants in our debt agreements limit the amount of total indebtedness we can incur.  As of August 31, 2019, these covenants effectively limited our ability to incur more than $609.0 million of additional debt from all sources, including our Credit Agreement, or $708.0 million in the event a qualified acquisition is consummated.  The following table summarizes our long-term debt as of the end of the periods shown:

(in thousands)	Original Date Borrowed	Interest Rates	Matures	August 31, 2019	February 28, 2019
Mississippi Business Finance Corporation Loan (the "MBFC Loan") (1)	03/13	Floating	03/23	$20,443	$22,335
Credit Agreement (2)	01/15	Floating	12/21	280,750	298,449
Total long-term debt				301,193	320,784
Less current maturities of long-term debt				(1,884)	(1,884)
Long-term debt, excluding current maturities				$299,309	$318,900

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

At August 31, 2019 and February 28, 2019, our long-term debt has floating interest rates, and its book value approximates its fair value.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries.  Our debt agreements require the maintenance of certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio (as each of these terms is defined in the agreements).  Our debt agreements also contain other customary covenants.  We were in compliance with the terms of these agreements as of August 31, 2019.

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

The following tables present the fair value of our financial assets and liabilities measured on a recurring basis as of the end of the periods shown:

Fair Values at
August 31, 2019
(in thousands)	(Level 2) (1)
Assets:
Money market accounts	$1,232
Interest rate swaps	—
Foreign currency contracts	3,482
Total assets	$4,714

Liabilities:
Floating rate debt	$301,193
Interest rate swaps	9,152
Foreign currency contracts	—
Total liabilities	$310,345

Fair Values at
February 28, 2019
(in thousands)	(Level 2) (1)
Assets:
Money market accounts	$915
Interest rate swaps	512
Foreign currency contracts	1,692
Total assets	$3,119

Liabilities:
Floating rate debt	$320,784
Interest rate swaps	339
Foreign currency contracts	563
Total liabilities	$321,686

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

Note 14 – Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar.  By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses.  As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  During the three and six month periods ended August 31, 2019, approximately 14% and 13% of our net sales revenue was in foreign currencies, respectively. During the three and six month periods ended August 31, 2018, approximately 11% and 13% of our net sales revenue was in foreign currencies, respectively. These sales were primarily denominated in Euros, British Pounds, Canadian Dollars, and Mexican Pesos. We make most of our inventory purchases from the Far East and primarily use the U.S. Dollar for such purchases.

In our condensed consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.  During the three and six month periods ended August 31, 2019, we recorded net foreign exchange gains from remeasurement, including the impact of currency hedges and the cross-currency debt swaps, of $0.8 million and $1.6 million, respectively, in SG&A. We recorded net foreign exchange gains from remeasurement, including the impact of foreign currency hedges and cross currency debt swaps of $0.5 million and losses of $1.2 million in SG&A during the three and six month periods ended August 31, 2018, respectively.

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

Interest Rate Risk - Interest on our outstanding debt as of August 31, 2019 is based on floating interest rates.  If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on $225.0 million of the outstanding principal balance under the Credit Agreement, which totaled $283.0 million (excluding prepaid finance fees) as of August 31, 2019.

The following table summarizes the fair values of our derivative instruments as of the end of the periods shown:

(in thousands)	August 31, 2019
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- current
Zero-cost dollar - Euro	Cash flow	02/2021	€16,000	$207	$31	$—	$—
Foreign currency contracts - sell Euro	Cash flow	12/2020	€12,750	661	89	—	—
Foreign currency contracts - sell Canadian Dollars	Cash flow	01/2021	$14,250	125	8	—	—
Zero-cost dollar - Pound	Cash flow	02/2021	£10,250	237	49	—	—
Foreign currency contracts - sell Pound	Cash flow	02/2021	£13,500	1,086	195	—	—
Foreign currency contracts - sell Mexican Pesos	Cash flow	02/2020	$40,000	13	—	—	—
Foreign currency contracts - Sell Australian Dollars	Cash flow	10/2019	$2,000	46	—	—	—
Interest rate swaps	Cash flow	01/2024	$225,000	—	—	2,513	6,639
Subtotal				2,375	372	2,513	6,639

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swaps - Euro	(1)	04/2020	€5,280	431	—	—	—
Foreign currency contracts - cross-currency debt swaps - Pound	(1)	04/2020	£6,395	304	—	—	—
Subtotal				735	—	—	—
Total fair value				$3,110	$372	$2,513	$6,639

(in thousands)	February 28, 2019
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- current
Zero-cost dollar - Euro	Cash flow	02/2020	€9,500	$11	$—	$—	$—
Foreign currency contracts - sell Euro	Cash flow	01/2020	€29,000	1,047	—	—	—
Foreign currency contracts - sell Canadian Dollars	Cash flow	02/2020	$16,000	168	—	—	—
Zero-cost dollar - Pound	Cash flow	05/2020	£4,500	—	—	200	—
Foreign currency contracts - sell Pound	Cash flow	05/2020	£19,500	248	—	—	13
Foreign currency contracts - sell Mexican Pesos	Cash flow	09/2019	$30,000	—	—	58	—
Interest rate swaps	Cash flow	01/2024	$225,000	512	—	—	339
Subtotal				1,986	—	258	352

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swaps - Euro	(1)	04/2020	€5,280	—	218	—	—
Foreign currency contracts - cross-currency debt swaps - Pound	(1)	04/2020	£6,395	—	—	—	292
Subtotal				—	218	—	292
Total fair value				$1,986	$218	$258	$644

(1)
These are foreign currency contracts for which we have not elected hedge accounting.  We refer to them as “cross-currency debt swaps”. They, in effect, adjust the currency denomination of a portion of our outstanding debt to the Euro and British Pound, as applicable, for the notional amounts reported, creating an economic hedge against currency movements.

The following table summarizes the pre-tax effect of derivative instruments for the periods shown:

	Three Months Ended August 31,
	Gain (Loss) Recognized in OCI (effective portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income			Gain (Loss) Recognized As Income
(in thousands)	2019	2018	Location	2019	2018	Location	2019	2018
Currency contracts - cash flow hedges	$(482)	$(51)	SG&A	$(992)	$(610)		$—	$—
Interest rate swaps - cash flow hedges	(4,126)	137	Interest expense	—	—	Interest expense	77	136
Cross-currency debt swaps - principal	—	—		—	—	SG&A	344	243
Cross-currency debt swaps - interest	—	—		—	—	Interest Expense	—	—
Total	$(4,608)	$86		$(992)	$(610)		$421	$379

	Six Months Ended August 31,
	Gain (Loss) Recognized in OCI (effective portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income			Gain (Loss) Recognized As Income
(in thousands)	2019	2018	Location	2019	2018	Location	2019	2018
Currency contracts - cash flow hedges	$(668)	$4,525	SG&A	$(2,210)	$77		$—	$—
Interest rate swaps - cash flow hedges	(9,326)	76	Interest expense	—	—	Interest expense	231	211
Cross-currency debt swaps - principal	—	—		—	—	SG&A	808	666
Cross-currency debt swaps - interest	—	—		—	—	Interest expense	74	74
Total	$(9,994)	$4,601		$(2,210)	$77		$1,113	$951

We expect pre-tax losses of $0.1 million associated with foreign currency contracts and interest rate swaps currently reported in accumulated other comprehensive income, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle.

Counterparty Credit Risk - Financial instruments, including foreign currency contracts and cross currency debt swaps, expose us to counterparty credit risk for non-performance. We manage our exposure to counterparty credit risk by only dealing with counterparties who are substantial international financial institutions with significant experience using such derivative instruments. Although our theoretical credit risk is the replacement cost at the then-estimated fair value of these instruments, we believe that the risk of incurring credit losses is remote.

Note 15 – Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) by component and related tax effects for periods shown:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 28, 2018	$1,705	$(1,074)	$631
Other comprehensive income (loss) before reclassification	76	4,525	4,601
Amounts reclassified out of accumulated other comprehensive income	—	(77)	(77)
Tax effects	129	(637)	(508)
Other comprehensive income (loss)	205	3,811	4,016
Balance at August 31, 2018	$1,910	$2,737	$4,647

Balance at February 28, 2019	$132	$1,059	$1,191
Other comprehensive income (loss) before reclassification	(9,326)	(668)	(9,994)
Amounts reclassified out of accumulated other comprehensive income	—	2,210	2,210
Tax effects	2,165	(327)	1,838
Other comprehensive income (loss)	(7,161)	1,215	(5,946)
Balance at August 31, 2019	$(7,029)	$2,274	$(4,755)

See Notes 12, 13 and 14 to these condensed consolidated financial statements for additional information regarding our hedging activities.
Note 16 – Segment Information
The following tables present segment information included in continuing operations for the periods shown:

	Three Months Ended August 31, 2019
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$167,864	$158,790	$87,341	$413,995
Restructuring charges	2	—	428	430
Operating income	35,698	12,408	6,414	54,520
Capital and intangible asset expenditures	3,215	1,518	410	5,143
Depreciation and amortization	1,416	4,269	2,664	8,349

	Three Months Ended August 31, 2018
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$137,498	$175,783	$80,267	$393,548
Restructuring charges	—	—	859	859
Operating income	28,329	13,631	8,700	50,660
Capital and intangible asset expenditures	5,642	2,466	771	8,879
Depreciation and amortization	1,522	4,229	1,562	7,313

	Six Months Ended August 31, 2019
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$312,806	$313,733	$163,791	$790,330
Restructuring charges	90	—	959	1,049
Operating income	66,898	27,464	7,365	101,727
Capital and intangible asset expenditures	6,082	2,198	581	8,861
Depreciation and amortization	3,029	8,582	4,505	16,116

	Six Months Ended August 31, 2018
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$254,801	$339,214	$154,212	$748,227
Restructuring charges	760	358	1,466	2,584
Operating income	50,512	33,288	10,187	93,987
Capital and intangible asset expenditures	7,296	4,655	1,110	13,061
Depreciation and amortization	3,006	8,377	3,912	15,295

We compute segment operating income based on net sales revenue, less cost of goods sold, SG&A, restructuring charges, and any asset impairment charges associated with the segment. The SG&A used to compute each segment’s operating income is directly associated with the segment, plus shared service and corporate overhead expenses that are allocable to the segment.  We do not allocate non-operating income and expense, including interest or income taxes, to operating segments.

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
For the three months ended August 31, 2019, income tax expense as a percentage of income before income tax was 10.3% compared to 8.3% for the same period last year. The year-over-year increase in the effective tax rate is primarily due to shifts in the mix of taxable income in our various tax jurisdictions and increases in certain statutory tax rates.

For the six months ended August 31, 2019, income tax expense as a percentage of income before income tax was 9.0%, which included $0.8 million of tax benefits from share-based compensation settlements, $1.7 million of expense from the remeasurement of deferred taxes due to tax rate changes, and a $2.8 million benefit from the resolution of an uncertain tax position. Income tax expense as a percentage of income before income tax was 7.3% for the same period last year, which included $0.5 million tax benefits from share-based compensation settlements and a $0.8 million benefit from the lapse of the statute of limitations related to an uncertain tax position. The year-over-year increase in the effective tax rate is primarily due to shifts in the mix of taxable income in our various tax jurisdictions and increases in certain statutory tax rates.

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

The following table presents our weighted average basic and diluted shares for the periods shown:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2019	2018	2019	2018
Weighted average shares outstanding, basic	25,116	26,359	25,068	26,467
Incremental shares from share-based compensation arrangements	129	198	177	145
Weighted average shares outstanding, diluted	25,245	26,557	25,245	26,612

Antidilutive securities	166	194	259	352

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

This MD&A, including the tables under the headings “Operating income, operating margin, adjusted operating income (non-GAAP) and adjusted operating margin (non-GAAP) by segment" and “Income from continuing operations, diluted EPS from continuing operations, adjusted income from continuing operations (non-GAAP), and adjusted diluted EPS from continuing operations (non-GAAP),” respectively, reports operating income, operating margin, income from continuing operations and diluted earnings per share ("EPS") from continuing operations without the impact of non-cash asset impairment charges, restructuring charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based measures presented in our condensed consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income from continuing operations, and adjusted diluted EPS from continuing operations provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors. We further believe that including the excluded charges would not accurately reflect the underlying performance of our continuing operations for the period in which the charges are incurred, even though such charges may be incurred and reflected in our GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income from continuing operations, and adjusted diluted EPS from continuing operations are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information.

These measures are discussed further and reconciled to their applicable GAAP based measures contained in this MD&A beginning on page 36.

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

In December 2017, we completed the divestiture of the Nutritional Supplements segment through the sale of Healthy Directions LLC and its subsidiaries ("Healthy Directions") to Direct Digital, LLC. The purchase price from the sale was comprised of $46.0 million in cash, which was paid at closing, and a supplemental payment with a target value of $25.0 million, payable on or before August 1, 2019. The final amount of the supplemental payment was adjusted based on a settlement with respect to the calculation of the performance of Healthy Directions through February 28, 2018. During fiscal 2019, we reduced the estimated value of the supplemental payment to $10.8 million and recorded a corresponding pre-tax charge of $5.8 million ($4.4 million after tax) to discontinued operations. The supplemental payment of $10.8 million was received during the second quarter of fiscal 2020. Also, during fiscal 2019, we recorded an additional charge of $1.5 million ($1.3 million after tax) to discontinued operations, resulting from the resolution of certain contingencies. In conjunction with the sale of the business, we provided certain transition services that ceased during the second quarter of fiscal 2020. Following the sale, we no longer consolidate our former Nutritional Supplements segment's operating results. Unless otherwise indicated, all results presented are from continuing operations.

In fiscal 2018, we announced that we had approved a restructuring plan (“Project Refuel”). Project Refuel includes a reduction-in-force and the elimination of certain contracts and operating expenses. We are targeting total annualized profit improvements of approximately $8.0 to $10.0 million over the duration of the plan.  We estimate the plan will be completed during fiscal 2020, and expect to incur total restructuring charges of approximately $7.0 million over the duration of the plan. Since implementing Project Refuel, we have incurred $6.4 million of pre-tax restructuring costs related to employee severance and termination benefits and contract termination costs as of August 31, 2019. For additional information regarding Project Refuel, see Note 10 to the accompanying condensed consolidated financial statements.

Significant Trends Impacting the Business

Impact of Tariffs
During fiscal years 2019 and 2020, the Office of the U.S. Trade Representative (‘‘USTR’’) has imposed additional tariffs on products imported from China. We purchase a high concentration of our products from unaffiliated manufacturers located in China. This concentration exposes us to risks associated with doing business globally, including changes in tariffs.

The tariff increases that have been implemented by the USTR began to impact our cost of goods sold in the third quarter of fiscal 2019 and will continue to do so as new tariff increases go into effect. We expect to mitigate the impact of these tariffs primarily through pricing actions and product cost reductions in our supply chain. Although our pricing actions are intended to offset the gross profit dollar impact of tariff increases, there are no assurances that the pricing actions will not reduce retail consumption or customer orders in the short-term. Furthermore, the USTR has proposed additional tariff increases that have yet to take effect.

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

For the three months ended August 31, 2019, changes in foreign currency exchange rates had an unfavorable impact on consolidated U.S. Dollar reported net sales revenue of approximately $1.9 million, or 0.5%, compared to the unfavorable impact of $0.3 million, or 0.1% for the same period last year. For the six months ended August 31, 2019, changes in foreign currency exchange rates had an unfavorable impact on consolidated U.S. dollar reported net sales revenue of approximately $4.5 million, or 0.6%, compared to the favorable impact of $3.2 million, or 0.5% for the same period last year.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 80% of our net sales were from U.S. shipments for the three months ended August 31, 2019, compared to approximately 79% for the same period last year. For the six months ended August 31, 2019 and 2018, U.S. shipments were approximately 79% and 77% of our net sales, respectively.

Additionally, the shift in consumer shopping preferences to online or multichannel shopping experiences has changed the concentration of our sales. For the three and six month periods ended August 31, 2019, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 24% and 23%, respectively, of our total consolidated net sales revenue, and grew approximately 25% and 26%, respectively, over the same periods last year.

For the three and six month periods ended August 31, 2018, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 20% of our total consolidated net sales revenue, and grew approximately 34% and 38%, respectively, over the same periods last year.

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

	Three Months Ended August 31,				% of Sales Revenue, net
(in thousands)	2019	2018	$ Change	% Change	2019	2018
Sales revenue by segment, net
Housewares	$167,864	$137,498	$30,366	22.1%	40.5%	34.9%
Health & Home	158,790	175,783	(16,993)	(9.7)%	38.4%	44.7%
Beauty	87,341	80,267	7,074	8.8%	21.1%	20.4%
Total sales revenue, net	413,995	393,548	20,447	5.2%	100.0%	100.0%
Cost of goods sold	235,844	238,375	(2,531)	(1.1)%	57.0%	60.6%
Gross profit	178,151	155,173	22,978	14.8%	43.0%	39.4%
Selling, general and administrative expense ("SG&A")	123,201	103,654	19,547	18.9%	29.8%	26.3%
Restructuring charges	430	859	(429)	(49.9)%	0.1%	0.2%
Operating income	54,520	50,660	3,860	7.6%	13.2%	12.9%
Non-operating income, net	89	85	4	4.7%	—%	—%
Interest expense	(3,216)	(2,755)	(461)	16.7%	(0.8)%	(0.7)%
Income before income tax	51,393	47,990	3,403	7.1%	12.4%	12.2%
Income tax expense	5,298	3,973	1,325	33.4%	1.3%	1.0%
Income from continuing operations	46,095	44,017	2,078	4.7%	11.1%	11.2%
Loss from discontinued operations (1)	—	—	—	*	—%	—%
Net income	$46,095	$44,017	$2,078	4.7%	11.1%	11.2%

	Six Months Ended August 31,				% of Sales Revenue, net
(in thousands)	2019	2018	$ Change	% Change	2019	2018
Sales revenue by segment, net
Housewares	$312,806	$254,801	$58,005	22.8%	39.6%	34.1%
Health & Home	313,733	339,214	(25,481)	(7.5)%	39.7%	45.3%
Beauty	163,791	154,212	9,579	6.2%	20.7%	20.6%
Total sales revenue, net	790,330	748,227	42,103	5.6%	100.0%	100.0%
Cost of goods sold	458,452	446,496	11,956	2.7%	58.0%	59.7%
Gross profit	331,878	301,731	30,147	10.0%	42.0%	40.3%
SG&A	229,102	205,160	23,942	11.7%	29.0%	27.4%
Restructuring charges	1,049	2,584	(1,535)	(59.4)%	0.1%	0.3%
Operating income	101,727	93,987	7,740	8.2%	12.9%	12.6%
Non-operating income, net	221	160	61	38.1%	—%	—%
Interest expense	(6,524)	(5,442)	(1,082)	19.9%	(0.8)%	(0.7)%
Income before income tax	95,424	88,705	6,719	7.6%	12.1%	11.9%
Income tax expense	8,635	6,515	2,120	32.5%	1.1%	0.9%
Income from continuing operations	86,789	82,190	4,599	5.6%	11.0%	11.0%
Loss from discontinued operations (1)	—	(381)	381	*	—%	(0.1)%
Net income	$86,789	$81,809	$4,980	6.1%	11.0%	10.9%

(1)
During fiscal 2018, we divested our Nutritional Supplements segment, which is reported as discontinued operations for all periods presented. For more information see Note 5 to the accompanying condensed consolidated financial statements.

* Calculation is not meaningful.

Second Quarter Fiscal 2020 Financial Results

•	Consolidated net sales revenue increased 5.2%, or $20.4 million, to $414.0 million for the three months ended August 31, 2019, compared to $393.5 million for the same period last year.

•
Consolidated operating income increased 7.6%, or $3.9 million, to $54.5 million for the three months ended August 31, 2019, compared to $50.7 million for the same period last year. Consolidated operating margin increased 0.3 percentage points to 13.2% of consolidated net sales revenue for the three months ended August 31, 2019, compared to 12.9% for the same period last year. The three months ended August 31, 2019 included pre-tax restructuring charges of $0.4 million compared to pre-tax restructuring charges of $0.9 million for the same period last year.

•
Consolidated adjusted operating income increased 10.4%, or $6.2 million, to $65.8 million for the three months ended August 31, 2019, compared to $59.6 million for the same period last year. Consolidated adjusted operating margin increased 0.8 percentage points to 15.9% of consolidated net sales revenue for the three months ended August 31, 2019, compared to 15.1% for the same period last year.

•
Income from continuing operations increased 4.7%, or $2.1 million, to $46.1 million for the three months ended August 31, 2019, compared to $44.0 million for the same period last year. Diluted earnings per share ("EPS") from continuing operations increased 10.2% to $1.83 for the three months ended August 31, 2019, compared to $1.66 for the same period last year.

•
Adjusted income from continuing operations increased 7.6%, or $4.0 million, to $56.5 million for the three months ended August 31, 2019, compared to $52.5 million for the same period last year. Adjusted diluted EPS from continuing operations increased 13.1% to $2.24 for the three months ended August 31, 2019, compared to $1.98 for the same period last year.

•	There were no results from discontinued operations for either the three months ended August 31, 2019 or 2018.

Year-To-Date Fiscal 2020 Financial Results

•	Consolidated net sales revenue increased 5.6%, or $42.1 million, to $790.3 million for the six months ended August 31, 2019, compared to $748.2 million for the same period last year.

•
Consolidated operating income increased 8.2%, or $7.7 million, to $101.7 million for the six months ended August 31, 2019, compared to $94.0 million for the same period last year. Consolidated operating margin increased 0.3 percentage points to 12.9% of consolidated net sales revenue for the six months ended August 31, 2019, compared to 12.6% for the same period last year. The six months ended August 31, 2019 included pre-tax restructuring charges of $1.0 million compared to pre-tax restructuring charges of $2.6 million for the same period last year.

•
Consolidated adjusted operating income increased 8.7%, or $10.0 million, to $125.1 million for the six months ended August 31, 2019, compared to $115.1 million for the same period last year. Consolidated adjusted operating margin increased 0.4 percentage points to 15.8% of consolidated net sales revenue for the six months ended August 31, 2019, compared to 15.4% for the same period last year.

•	Income from continuing operations increased 5.6%, or $4.6 million, to $86.8 million for the six months ended August 31, 2019, compared to $82.2 million for the same period last year. Diluted

EPS from continuing operations increased 11.3% to $3.44 for the six months ended August 31, 2019, compared to $3.09 for the same period last year.

•
Adjusted income from continuing operations increased 6.2%, or $6.3 million, to $108.6 million for the six months ended August 31, 2019, compared to $102.3 million for the same period last year. Adjusted diluted EPS from continuing operations increased 11.7% to $4.30 for the six months ended August 31, 2019, compared to $3.85 for the same period last year.

•	There were no results from discontinued operations for the six months ended August 31, 2019, compared to a loss of $0.4 million, or $0.01 per share, for the same period last year.

•
Net income increased 6.1%, or $5.0 million, to $86.8 million for the six months ended August 31, 2019 compared to $81.8 million for the same period last year. Diluted EPS increased 12.1% to $3.44 for the six months ended August 31, 2019 compared to $3.07 for the same period last year.

Consolidated and Segment Net Sales

The following tables summarize the impact that core business, foreign exchange and acquisitions, as applicable, had on our net sales revenue by segment:

	Three Months Ended August 31,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2019 sales revenue, net	$137,498	$175,783	$80,267	$393,548
Core business growth (decline)	30,837	(15,943)	7,494	22,388
Impact of foreign currency	(471)	(1,050)	(420)	(1,941)
Change in sales revenue, net	30,366	(16,993)	7,074	20,447
Fiscal 2020 sales revenue, net	$167,864	$158,790	$87,341	$413,995

Total net sales revenue growth (decline)	22.1%	(9.7)%	8.8%	5.2%
Core business growth (decline)	22.4%	(9.1)%	9.3%	5.7%
Impact of foreign currency	(0.3)%	(0.6)%	(0.5)%	(0.5)%

	Six Months Ended August 31,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2019 sales revenue, net	$254,801	$339,214	$154,212	$748,227
Core business growth (decline)	58,767	(22,536)	10,334	46,565
Impact of foreign currency	(762)	(2,945)	(755)	(4,462)
Change in sales revenue, net	58,005	(25,481)	9,579	42,103
Fiscal 2020 sales revenue, net	$312,806	$313,733	$163,791	$790,330

Total net sales revenue growth (decline)	22.8%	(7.5)%	6.2%	5.6%
Core business growth (decline)	23.1%	(6.6)%	6.7%	6.2%
Impact of foreign currency	(0.3)%	(0.9)%	(0.5)%	(0.6)%

In the above tables, core business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand is acquired, excluding the impact that foreign currency had on reported net sales. Net sales revenue from internally developed brands or product lines is considered core business activity.

Leadership Brand and Other Net Sales

The following tables summarize our Leadership Brand and other net sales:

	Three Months Ended August 31,
(in thousands)	2019	2018	$ Change	% Change
Leadership Brand sales revenue, net	$331,183	$319,045	$12,138	3.8%
All other sales revenue, net	82,812	74,503	8,309	11.2%
Total sales revenue, net	$413,995	$393,548	$20,447	5.2%

	Six Months Ended August 31,
(in thousands)	2019	2018	$ Change	% Change
Leadership Brand sales revenue, net	$632,742	$599,804	$32,938	5.5%
All other sales revenue, net	157,588	148,423	9,165	6.2%
Total sales revenue, net	$790,330	$748,227	$42,103	5.6%

Consolidated Net Sales Revenue

Comparison of Second Quarter Fiscal 2020 to Second Quarter Fiscal 2019
Consolidated net sales revenue increased $20.4 million, or 5.2%, to $414.0 million for the three months ended August 31, 2019, compared to $393.5 million for the same period last year.  The growth was driven by a core business increase of $22.4 million, or 5.7%, primarily reflecting:

•	an increase in brick and mortar sales in our Housewares segment;

•	growth in consolidated online sales; and

•	an increase in sales in the appliance category in the Beauty segment.

These factors were partially offset by:

•	lower sales in our Health & Home segment;

•	the unfavorable impact from foreign currency fluctuations of approximately $1.9 million, or 0.5%; and

•	a decline in the personal care category within the Beauty segment.

Net sales from our Leadership Brands were $331.2 million for the three months ended August 31, 2019, compared to $319.0 million for the same period last year, representing growth of 3.8%.

Comparison of First Six Months of Fiscal 2020 to First Six Months of Fiscal 2019
Consolidated net sales revenue increased $42.1 million, or 5.6%, to $790.3 million for the six months ended August 31, 2019, compared to $748.2 million for the same period last year. The growth was driven by a core business increase of $46.6 million, or 6.2%, primarily reflecting:

•	an increase in brick and mortar sales in our Housewares segment;

•	growth in consolidated online sales; and

•	an increase in sales in the appliance category in the Beauty segment.

These factors were partially offset by:

•	lower domestic sales in our Health & Home segment;

•	a decline in consolidated international sales;

•	a decline in the personal care category within the Beauty segment; and

•	the unfavorable impact from net foreign currency fluctuations of approximately $4.5 million, or 0.6%.

Net sales from our Leadership Brands were $632.7 million for the six months ended August 31, 2019, compared to $599.8 million for the same period last year, representing growth of 5.5%.

Segment Net Sales Revenue

Housewares

Comparison of Second Quarter Fiscal 2020 to Second Quarter Fiscal 2019
Net sales revenue in the Housewares segment increased $30.4 million, or 22.1%, to $167.9 million for the three months ended August 31, 2019, compared to $137.5 million for the same period last year. Growth was driven by a core business increase of $30.8 million, or 22.4%, primarily due to:

•	point of sale growth and incremental distribution with existing domestic brick and mortar customers;

•	an increase in online sales;

•	an increase in international sales; and

•	new product introductions.

These factors were partially offset by the unfavorable impact of net foreign currency fluctuations of approximately $0.5 million, or 0.3%.

Comparison of First Six Months of Fiscal 2020 to First Six Months of Fiscal 2019
Net sales revenue in the Housewares segment increased $58.0 million, or 22.8%, to $312.8 million for the six months ended August 31, 2019, compared to $254.8 million for same period last year. Growth was primarily driven by a core business increase of $58.8 million, or 23.1%, due to:

•	point of sale growth and incremental distribution with existing domestic brick and mortar customers;

•	an increase in online sales; and

•	new product introductions.

These factors were partially offset by the unfavorable impact of net foreign currency fluctuations of approximately $0.8 million, or 0.3%.

Health & Home

Comparison of Second Quarter Fiscal 2020 to Second Quarter Fiscal 2019
Net sales revenue in the Health & Home segment decreased $17.0 million, or 9.7%, to $158.8 million for the three months ended August 31, 2019, compared to $175.8 million for the same period last year. The decline was primarily driven by a core business decline of $15.9 million, or 9.1% due to:

•	lower domestic sales driven by the unfavorable comparative impact from the timing of seasonal shipments, less wildfire activity, and net distribution changes year-over-year; and

•	lower international sales.

These factors were partially offset by revenue from new product introductions.

Comparison of First Six Months of Fiscal 2020 to First Six Months of Fiscal 2019
Net sales revenue in the Health & Home segment decreased $25.5 million, or 7.5%, to $313.7 million for the six months ended August 31, 2019, compared to $339.2 million for the same period last year. The decline was primarily driven by a core business decline of $22.5 million, or 6.6%, due to:

•	lower domestic sales driven by the unfavorable comparative impacts of a strong cough/cold/flu season, less wildfire activity and net distribution changes year-over-year; and

•	lower international sales.

These factors were partially offset by revenue from new product introductions.

Beauty

Comparison of Second Quarter Fiscal 2020 to Second Quarter Fiscal 2019
Net sales revenue in the Beauty segment increased $7.1 million, or 8.8%, to $87.3 million for the three months ended August 31, 2019, compared to $80.3 million for the same period last year. The increase was driven by an increase in core business sales of $7.5 million, or 9.3%, primarily due to:

•	increased demand and new product introductions in the appliance category;

•	growth in the online channel; and

•	an increase in international sales.

These factors were partially offset by a decrease in brick and mortar sales, a decline in the personal care category and the unfavorable impact of net foreign currency fluctuations of approximately $0.4 million, or 0.5%.

Comparison of First Six Months of Fiscal 2020 to First Six Months of Fiscal 2019
Net sales revenue in the Beauty segment increased $9.6 million, or 6.2%, to $163.8 million for the six months ended August 31, 2019, compared to $154.2 million for the same period last year. The growth was driven by a core business increase of $10.3 million, or 6.7%, primarily due to:

•	increased sales from new product introductions in the appliance category;

•	growth in the online channel; and

•	an increase in international sales.

These factors were partially offset by a decline in brick and mortar sales, a decrease in the personal care category and the unfavorable impact of net foreign currency fluctuations of approximately $0.8 million, or 0.5%.

Consolidated Gross Profit Margin

Comparison of Second Quarter Fiscal 2020 to Second Quarter Fiscal 2019
Consolidated gross profit margin for the three months ended August 31, 2019 increased 3.6 percentage points to 43.0%, compared to 39.4% for the same period last year. The increase in consolidated gross profit margin is primarily due to:

•	a higher mix of Housewares revenue at a higher overall gross profit margin;

•	tariff exclusion refunds received for certain duties expensed in the second half of fiscal 2019 and the first quarter of 2020; and

•	a lower mix of shipments made on a direct import basis.

These factors were partially offset by the net margin dilutive impact from tariffs and related pricing actions, unfavorable foreign currency fluctuations, a lower mix of personal care sales and higher inbound freight expense.

Comparison of First Six Months of Fiscal 2020 to First Six Months of Fiscal 2019
Consolidated gross profit margin for the six months ended August 31, 2019 increased 1.7 percentage points to 42.0%, compared to 40.3% for the same period last year. The increase in consolidated gross profit margin is primarily due to:

•	a higher mix of Housewares sales at a higher overall gross profit margin;

•	tariff exclusion refunds received for certain duties expensed in the second half of fiscal 2019 and the first quarter of fiscal 2020; and

•	a lower mix of shipments made on a direct import basis.

These factors were partially offset by the net margin dilutive impact from tariffs and related pricing actions, a lower mix of personal care sales, unfavorable foreign currency fluctuations and higher inbound freight expense.

Consolidated SG&A

Comparison of Second Quarter Fiscal 2020 to Second Quarter Fiscal 2019
Consolidated SG&A ratio increased 3.5 percentage points to 29.8% for the three months ended August 31, 2019, compared to 26.3% for the same period last year. The increase in the consolidated SG&A ratio is primarily due to:

•	higher annual incentive and share-based compensation expense related to short- and long-term performance;

•	the unfavorable impact of a lower mix of shipments made on a direct import basis;

•	higher outbound freight expense;
•higher advertising and new product development expense; and
•higher amortization expense.

These factors were partially offset by the impact from tariff related pricing actions taken with retail customers, the impact that higher overall sales had on net operating leverage, and the favorable impact from foreign currency exchange and forward contract settlements.

Comparison of First Six Months of Fiscal 2020 to First Six Months of Fiscal 2019
Consolidated SG&A ratio increased 1.6 percentage points to 29.0% for the six months ended August 31, 2019, compared to 27.4% for the same period last year. The increase in the consolidated SG&A ratio was primarily due to:

•	higher annual incentive and share-based compensation expense related to short- and long-term performance;

•	the unfavorable impact of a lower mix of shipments made on a direct import basis;

•	higher outbound freight expense;
•higher advertising and new product development expense; and
•higher amortization expense.

These factors were partially offset by:
•the impact from tariff related pricing actions taken with retail customers;
•the impact that higher overall sales had on net operating leverage; and
•the favorable impact of foreign currency exchange and forward contract settlements.

Restructuring Charges

Comparison of Second Quarter Fiscal 2020 to Second Quarter Fiscal 2019
During the three months ended August 31, 2019, we incurred $0.4 million of pre-tax restructuring charges compared to $0.9 million for the same period last year. The charges related primarily to employee severance and termination benefits and contract termination costs.

Comparison of First Six Months of Fiscal 2020 to First Six Months of Fiscal 2019
During the six months ended August 31, 2019, we incurred $1.0 million of pre-tax restructuring charges compared to $2.6 million of pre-tax restructuring charges during the same period last year. The charges related primarily to employee severance and termination benefits and contract termination costs.

Operating income, operating margin, adjusted operating income (non-GAAP), and adjusted operating margin (non-GAAP) by segment

In order to provide a better understanding of the comparative impact of certain items on operating income, the tables that follow report the comparative before tax impact of restructuring charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods covered below.  Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100.  For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended August 31, 2019
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$35,698	21.3%	$12,408	7.8%	$6,414	7.3%	$54,520	13.2%
Restructuring charges	2	—%	—	—%	428	0.5%	430	0.1%
Subtotal	35,700	21.3%	12,408	7.8%	6,842	7.8%	54,950	13.3%
Amortization of intangible assets	179	0.1%	2,798	1.8%	1,486	1.7%	4,463	1.1%
Non-cash share-based compensation	1,769	1.1%	2,519	1.6%	2,093	2.4%	6,381	1.5%
Adjusted operating income (non-GAAP)	37,648	22.4%	17,725	11.2%	10,421	11.9%	65,794	15.9%

	Three Months Ended August 31, 2018
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$28,329	20.6%	$13,631	7.8%	$8,700	10.8%	$50,660	12.9%
Restructuring charges	—	—%	—	—%	859	1.1%	859	0.2%
Subtotal	28,329	20.6%	13,631	7.8%	9,559	11.9%	51,519	13.1%
Amortization of intangible assets	511	0.4%	2,704	1.5%	186	0.2%	3,401	0.9%
Non-cash share-based compensation	1,994	1.5%	2,156	1.2%	539	0.7%	4,689	1.2%
Adjusted operating income (non-GAAP)	30,834	22.4%	18,491	10.5%	10,284	12.8%	59,609	15.1%

	Six Months Ended August 31, 2019
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$66,898	21.4%	$27,464	8.8%	$7,365	4.5%	$101,727	12.9%
Restructuring charges	90	—%	—	—%	959	0.6%	1,049	0.1%
Subtotal	66,988	21.4%	27,464	8.8%	8,324	5.1%	102,776	13.0%
Amortization of intangible assets	697	0.2%	5,596	1.8%	2,046	1.2%	8,339	1.1%
Non-cash share-based compensation	4,343	1.4%	5,893	1.9%	3,749	2.3%	13,985	1.8%
Adjusted operating income (non-GAAP)	$72,028	23.0%	$38,953	12.4%	$14,119	8.6%	$125,100	15.8%

	Six Months Ended August 31, 2018
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$50,512	19.8%	$33,288	9.8%	$10,187	6.6%	$93,987	12.6%
Restructuring charges	760	0.3%	358	0.1%	1,466	1.0%	2,584	0.3%
Subtotal	51,272	20.1%	33,646	9.9%	11,653	7.6%	96,571	12.9%
Amortization of intangible assets	985	0.4%	5,408	1.6%	1,129	0.7%	7,522	1.0%
Non-cash share-based compensation	3,980	1.6%	4,482	1.3%	2,551	1.7%	11,013	1.5%
Adjusted operating income (non-GAAP)	$56,237	22.1%	$43,536	12.8%	$15,333	9.9%	$115,106	15.4%

Consolidated Operating Income

Comparison of Second Quarter Fiscal 2020 to Second Quarter Fiscal 2019
Consolidated operating income was $54.5 million, or 13.2% of net sales, compared to $50.7 million, or 12.9% of net sales, for the same period last year.  The increase was driven by the following factors:

•	tariff exclusion refunds received for certain duties expensed in the second half of fiscal 2019 and the first quarter of fiscal 2020;

•	a higher mix of Housewares sales at a higher overall operating margin;

•	the impact of favorable foreign currency exchange contracts and remeasurement on SG&A;

•	the favorable impact that higher overall net sales had on operating expense leverage; and

•	the net favorable comparative impact of pre-tax restructuring charges of $0.4 million.

These factors were partially offset by:

•	higher annual incentive and share-based compensation expense related to short- and long-term performance;

•	higher advertising and new product development expense;

•	higher amortization expense;

•	higher freight and distribution expense; and

•	the impact of unfavorable foreign currency fluctuations on net sales and operating margin.

Consolidated adjusted operating income increased 10.4% to $65.8 million, or 15.9% of net sales, compared to $59.6 million, or 15.1% of net sales, in the same period last year.

Comparison of First Six Months of Fiscal 2020 to First Six Months of Fiscal 2019
Consolidated operating income was $101.7 million, or 12.9% of net sales, compared to $94.0 million, or 12.6% of net sales, for the same period last year.  The increase was driven by the following factors:

•	tariff exclusion refunds received for certain duties expensed in the second half of fiscal 2019 and the first quarter of fiscal 2020;

•	a higher mix of Housewares sales at a higher overall operating margin;

•	the impact of favorable foreign currency exchange contracts and remeasurement on SG&A;

•	the favorable impact that higher overall net sales had on operating expense leverage; and

•	the net favorable comparative impact of pre-tax restructuring charges of $1.5 million.

These factors were partially offset by:

•	higher annual incentive and share-based compensation expense related to short- and long-term performance;

•	higher advertising and new product development expense;

•	higher amortization expense;

•	higher freight and distribution expense; and

•	the impact of unfavorable foreign currency fluctuations on net sales and operating margin.

Consolidated adjusted operating income increased 8.7% to $125.1 million, or 15.8% of net sales, compared to $115.1 million, or 15.4% of net sales, for the same period last year.

Housewares

Comparison of Second Quarter Fiscal 2020 to Second Quarter Fiscal 2019
Housewares operating income was $35.7 million, or 21.3% of segment net sales, compared to $28.3 million, or 20.6% of segment net sales, for the same period last year. The 0.7 percentage point increase in segment operating margin is primarily due to:

•	the margin impact of a more favorable product and channel mix; and

•	the impact that higher sales had on operating leverage.

These factors were partially offset by:

•	higher annual incentive and share-based compensation expense related to short- and long-term performance;

•	higher new product development expense; and

•	higher freight and distribution center expense to support increased volume and integration activity.

Adjusted operating income increased 22.1% to $37.6 million, or 22.4% of segment net sales, compared to $30.8 million, or 22.4% of segment net sales, in the same period last year.

Comparison of First Six Months of Fiscal 2020 to First Six Months of Fiscal 2019
Housewares operating income was $66.9 million, or 21.4% of segment net sales, for the six months ended August 31, 2019, compared to $50.5 million, or 19.8% of segment net sales, in the same period last year. The 1.6 percentage point increase in segment operating margin is primarily due to:

•	the margin impact of a more favorable product and channel mix;

•	the impact that higher sales had on operating leverage; and

•	the net favorable comparative impact of pre-tax restructuring charges of $0.7 million.

These factors were partially offset by:

•	higher annual incentive and share-based compensation expense related to short- and long-term performance;

•	higher advertising and new product development expense; and

•	higher freight and distribution center expense to support increased volume and integration activity.

Adjusted operating income increased 28.1% to $72.0 million, or 23.0% of segment net sales, compared to $56.2 million, or 22.1% of segment net sales, in the same period last year.

Health & Home

Comparison of Second Quarter Fiscal 2020 to Second Quarter Fiscal 2019
Health & Home operating income was $12.4 million, or 7.8% of segment net sales, compared to $13.6 million, or 7.8% of segment net sales in the same period last year. Segment operating margin was flat compared to the prior year period primarily due to the following unfavorable impacts:

•	higher media advertising expense;

•	unfavorable operating leverage from the decline in sales;

•	higher share-based compensation expense;

•	the margin impact of a less favorable channel mix; and

•	the impact of unfavorable foreign currency exchange fluctuations on net sales and operating margin.

These factors were offset by tariff exclusion refunds received for certain duties expensed in the second half of fiscal 2019 and the first quarter of fiscal 2020 and the impact of favorable foreign currency exchange contracts and remeasurement on SG&A.

Adjusted operating income decreased 4.1% to $17.7 million, or 11.2% of segment net sales, compared to $18.5 million, or 10.5% of segment net sales, in the same period last year.

Comparison of First Six Months of Fiscal 2020 to First Six Months of Fiscal 2019
Health & Home operating income was $27.5 million, or 8.8% of segment net sales, compared to $33.3 million, or 9.8% of segment net sales, in the same period last year. The 1.0 percentage point decrease in segment operating margin is primarily due to:

•	the impact of unfavorable foreign currency fluctuations on net sales and operating margin;

•	higher media advertising expense;

•	unfavorable operating leverage from the decline in sales; and

•	the margin impact of a less favorable channel mix.

These factors were partially offset by tariff exclusion refunds received for certain duties expensed in the second half of fiscal 2019 and first quarter of fiscal 2020, lower product claim liability expense and the impact of favorable foreign currency contracts and remeasurement on SG&A.

Adjusted operating income decreased 10.5% to $39.0 million, or 12.4% of segment net sales, compared to $43.5 million, or 12.8% of segment net sales, in the same period last year.

Beauty

Comparison of Second Quarter Fiscal 2020 to Second Quarter Fiscal 2019
Beauty operating income was $6.4 million, or 7.3% of segment net sales, compared to $8.7 million, or 10.8% of segment net sales, in the same period last year. The 3.5 percentage point decrease in segment operating margin is primarily due to:

•	the impact of higher freight expense to meet strong demand in the appliance category;

•	higher annual incentive and share-based compensation expense related to short- and long-term performance;

•	higher amortization expense;

•	the margin impact of a less favorable product and channel mix; and

•	the impact of unfavorable foreign currency fluctuations on net sales and operating margin.

These factors were partially offset by lower advertising expense and the net favorable comparative impact of pre-tax restructuring charges of $0.4 million.

Adjusted operating income increased 1.3% to $10.4 million, or 11.9% of segment net sales, compared to $10.3 million, or 12.8% of segment net sales, in the same period last year.

Comparison of First Six Months of Fiscal 2020 to First Six Months of Fiscal 2019
Beauty operating income was $7.4 million, or 4.5% of segment net sales, compared to operating income of $10.2 million, or 6.6% of segment net sales, in the same period last year. The 2.1 percentage point decrease in segment operating margin is primarily due to:

•	the impact of higher freight expense to meet strong demand in the appliance category;

•	higher annual incentive and share-based compensation expense related to short- and long-term performance;

•	the impact of unfavorable foreign currency fluctuations on net sales and operating margin;

•	higher amortization expense; and

•	the margin impact of a less favorable product and channel mix.

These factors were partially offset by lower advertising expense and the net favorable comparative impact of pre-tax restructuring charges of $0.5 million.

Adjusted operating income decreased 7.9% to $14.1 million, or 8.6% of segment net sales, compared to $15.3 million, or 9.9% of segment net sales, in the same period last year.

Interest Expense

Interest expense was $3.2 million for the three months ended August 31, 2019, compared to $2.8 million in the same period last year. Interest expense was $6.5 million for the six months ended August 31, 2019 compared to $5.4 million in the same period last year. The increase in interest expense was primarily due to higher average levels of debt outstanding and higher average interest rates compared to the same periods last year.

Income Tax Expense

The period-over-period comparison of our effective tax rate is impacted by the mix of taxable income in our various tax jurisdictions. Due to our organization in Bermuda and the ownership structure of our foreign subsidiaries, many of which are not owned directly or indirectly by a U.S. parent company, an immaterial amount of our foreign income is subject to U.S. taxation on a permanent basis under current law. Additionally, our intellectual property is largely owned by our foreign subsidiaries, resulting in proportionally higher earnings in jurisdictions with lower statutory tax rates, which decreases our overall effective tax rate.
For the three months ended August 31, 2019, income tax expense as a percentage of income before income tax was 10.3% compared to 8.3% for the same period last year. The year-over-year increase in the effective tax rate is primarily due to shifts in the mix of taxable income in our various tax jurisdictions and increases in certain statutory tax rates.
For the six months ended August 31, 2019, income tax expense as a percentage of income before income tax was 9.0%, which included $0.8 million of tax benefits from share-based compensation settlements, $1.7 million of expense from the remeasurement of deferred taxes due to tax rate changes, and a $2.8 million benefit from the resolution of an uncertain tax position. Income tax expense as a percentage of income before income tax was 7.3% for the same period last year, which included $0.5 million tax benefits from share-based compensation settlements and a $0.8 million benefit from the lapse of the statute of limitations related to an uncertain tax position. The year-over-year increase in the effective tax rate is primarily due to shifts in the mix of taxable income in our various tax jurisdictions and increases in certain statutory tax rates.
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

Income from continuing operations, diluted EPS from continuing operations, adjusted income from continuing operations (non-GAAP), and adjusted diluted EPS from continuing operations (non-GAAP)

In order to provide a better understanding of the impact of certain items on our income and EPS from continuing operations, the analysis that follows reports the comparative after tax impact of restructuring charges, amortization of intangible assets, and non-cash share‐based compensation, as applicable, on income from continuing operations, and diluted EPS from continuing operations for the periods covered below. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended August 31, 2019
	Income From Continuing Operations			Diluted EPS From Continuing Operations
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$51,393	$5,298	$46,095	$2.04	$0.21	$1.83
Restructuring charges	430	66	364	0.02	—	0.01
Subtotal	51,823	5,364	46,459	2.05	0.21	1.84
Amortization of intangible assets	4,463	248	4,215	0.18	0.01	0.17
Non-cash share-based compensation	6,381	515	5,866	0.25	0.02	0.23
Adjusted (non-GAAP)	$62,667	$6,127	$56,540	$2.48	$0.24	$2.24

Weighted average shares of common stock used in computing diluted EPS						25,245

	Three Months Ended August 31, 2018
	Income From Continuing Operations			Diluted EPS From Continuing Operations
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$47,990	$3,973	$44,017	$1.81	$0.15	$1.66
Restructuring charges	859	41	818	0.03	—	0.03
Subtotal	48,849	4,014	44,835	1.84	0.15	1.69
Amortization of intangible assets	3,402	56	3,346	0.13	—	0.13
Non-cash share-based compensation	4,689	337	4,352	0.18	0.01	0.16
Adjusted (non-GAAP)	$56,940	$4,407	$52,533	$2.14	$0.17	$1.98

Weighted average shares of common stock used in computing diluted EPS						26,557

	Six Months Ended August 31, 2019
	Income From Continuing Operations			Diluted EPS From Continuing Operations
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$95,424	$8,635	$86,789	$3.78	$0.34	$3.44
Restructuring charges	1,049	68	981	0.04	—	0.04
Subtotal	96,473	8,703	87,770	3.82	0.34	3.48
Amortization of intangible assets	8,339	369	7,970	0.33	0.01	0.32
Non-cash share-based compensation	13,985	1,091	12,894	0.55	0.04	0.51
Adjusted (non-GAAP)	$118,797	$10,163	$108,634	$4.71	$0.40	$4.30

Weighted average shares of common stock used in computing diluted EPS						25,245

	Six Months Ended August 31, 2018
	Income From Continuing Operations			Diluted EPS From Continuing Operations
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$88,705	$6,515	$82,190	$3.33	$0.24	$3.09
Restructuring charges	2,584	183	2,401	0.10	0.01	0.09
Subtotal	91,289	6,698	84,591	3.43	0.25	3.18
Amortization of intangible assets	7,522	190	7,332	0.28	0.01	0.28
Non-cash share-based compensation	11,013	606	10,407	0.41	0.02	0.39
Adjusted (non-GAAP)	$109,824	$7,494	$102,330	$4.13	$0.28	$3.85

Weighted average shares of common stock used in computing diluted EPS						26,612

Comparison of Second Quarter Fiscal 2020 to Second Quarter Fiscal 2019
Income from continuing operations was $46.1 million for the three months ended August 31, 2019 compared to $44.0 million for the same period last year.  Diluted EPS from continuing operations was $1.83 for the three months ended August 31, 2019 compared to $1.66 for the same period last year. Diluted EPS increased primarily due to higher operating income from our Housewares segment and the impact of lower weighted average diluted shares outstanding compared to the same period last year. This was partially offset by lower operating income from our Health & Home and Beauty segments, higher interest expense and higher income tax expense.

Adjusted income from continuing operations increased $4.0 million, or 7.6%, to $56.5 million for the three months ended August 31, 2019 compared to $52.5 million the same period last year.  Adjusted diluted EPS from continuing operations increased 13.1% to $2.24 for the three months ended August 31, 2019 compared to $1.98 for the same period last year.

Comparison of First Six Months of Fiscal 2020 to First Six Months of Fiscal 2019
Income from continuing operations was $86.8 million for the six months ended August 31, 2019 compared to $82.2 million for the same period last year.  Diluted EPS from continuing operations was $3.44 for the six months ended August 31, 2019 compared to $3.09 for the same period last year. Diluted EPS increased primarily due to the impact of higher operating income in our Housewares segment and lower weighted average diluted shares outstanding compared to the same period last year. This was partially offset by lower operating income from our Health & Home and Beauty segments, higher interest expense and higher income tax expense.

Adjusted income from continuing operations increased $6.3 million, or 6.2%, to $108.6 million for the six months ended August 31, 2019 compared to $102.3 million the same period last year.  Adjusted diluted EPS from continuing operations increased 11.7% to $4.30 for the six months ended August 31, 2019 compared to $3.85 for the same period last year.

Financial Condition, Liquidity and Capital Resources

Selected measures of our liquidity and capital resources are shown for the periods below :

	Six Months Ended August 31,
	2019	2018
Accounts Receivable Turnover (Days) (1)	68.4	65.4
Inventory Turnover (Times) (1)	2.9	3.3
Working Capital (in thousands)	$393,514	$338,360
Current Ratio	2.2:1	2.1:1
Ending Debt to Ending Equity Ratio	27.7%	28.0%
Return on Average Equity (1)	17.1%	14.5%
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

We rely principally on cash flows from operations and borrowings under our credit facility to finance our operations, acquisitions, and capital expenditures.  We believe our cash flows from operations and availability under our credit facility are sufficient to meet our working capital and capital expenditure needs.

Operating Activities

Operating activities from continuing operations provided net cash of $38.2 million for the six months ended August 31, 2019 compared to $37.3 million for the same period last year.  The increase was primarily driven by an increase in income from continuing operations, higher non-cash expense, the collection of a $10.8 million supplemental payment during the second quarter of fiscal 2020 related to the divestiture of our former Nutritional Supplements segment, and the comparative impact of a $15.0 million dispute settlement payment made in the same period last year. These factors were offset by an increase in cash used for inventory, due in part to additional inventory to meet strong demand in retail appliances, as well as for risk management as we progress with supplier consolidation, complete and optimize a distribution center integration and support increased growth in volume.

Investing Activities

During the six months ended August 31, 2019, we invested in capital and intangible asset expenditures of $8.9 million compared to $13.1 million for the same period last year.

Financing Activities

Financing activities from continuing operations used $24.2 million of cash during the six months ended August 31, 2019, compared to $24.7 million for the same period last year.  A reduction in repurchases of common stock was offset by higher net repayments on our line of credit for the first six months of fiscal 2020 compared to the same period last year.

Credit and Other Debt Agreements

Credit Agreement

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1.0 billion as of August 31, 2019. The commitment under the Credit Agreement terminates on December 7, 2021. Borrowings accrue interest under one of two alternative methods (based on a base rate or LIBOR) as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. As of August 31, 2019, the outstanding revolving loan principal balance was $283.0 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $9.0 million. As of August 31, 2019, the amount available for borrowings under the Credit Agreement was $708.0 million. Covenants in our debt agreements limit the amount of total indebtedness we can incur.  As of August 31, 2019, these covenants effectively limited our ability to incur more than $609.0 million of additional debt from all sources, including our Credit Agreement, or $708.0 million in the event a qualified acquisition is consummated.

Other Debt Agreements

We have an aggregate principal balance of $20.5 million (excluding prepaid financing fees) under a loan agreement with the Mississippi Business Finance Corporation (the “MBFC Loan”) as of August 31, 2019. The borrowings were used to fund construction of our Olive Branch, Mississippi distribution facility. The remaining loan balance is payable as follows: $1.9 million annually on March 1, 2020 through 2022; and 14.8 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

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

Contractual Obligations

There have been no material changes from the information provided in our latest annual report on Form 10-K.  Additional information regarding contractual obligations can be found in Notes 11 and 12 to the accompanying condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs

Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements. We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we continue to evaluate acquisition opportunities on a regular basis. We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition. We may also elect to repurchase additional shares of common stock under our Board authorization, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing. For additional information, see Part II, Item 5., “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in our latest annual report on form 10-K and Part II, Item 2. "Unregistered Sales of Equity Securities and Use of Proceeds" in this report. As of August 31, 2019, the amount of cash and cash equivalents held by our foreign subsidiaries was $19.3 million, of which, an immaterial amount was held in foreign countries where the funds may not be readily convertible into other currencies.

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2019. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of August 31, 2019, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our fiscal quarter ended August 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 8, 2019, our Board of Directors authorized the repurchase of up to $400 million of our outstanding common stock. The authorization is effective until May 2022 and replaced our former repurchase authorization, of which $107.4 million was outstanding at the time the new authorization was approved. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. See Note 9 to the accompanying condensed consolidated financial statements for additional information.

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

The following table summarizes our share repurchase activity for the periods shown:

Period	Total Number of Shares Purchased (1)(3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
June 1 to June 30, 2019	251	$131.60	251	$394,325
July 1 to July 31, 2019	1,970	142.11	1,970	394,045
August 1 to August 31, 2019	133	147.32	133	394,015
Total	2,354	$145.96	2,354

(1)
The number of shares above includes shares of common stock acquired from employees who tendered shares to: i) satisfy the tax withholding on equity awards as part of our long-term incentive plans or ii) satisfy the exercise price on stock option exercises. For the three months ended August 31, 2019, 2,354 shares were acquired at a weighted average per share price of $145.96.

(2)
Reflects the remaining dollar value of shares that could be purchased under our current stock repurchase authorization through the expiration or termination of the plan. For additional information, see Note 9 to the accompanying condensed consolidated financial statements.

n

ITEM 6.	EXHIBITS
	(a)	Exhibits

10.1+
Severance Agreement among Helen of Troy Nevada Corporation, a Nevada Corporation, Helen of Troy Limited, a Bermuda Company, and Brian L. Grass, effective June 17, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2019).

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2019, formatted in Inline eXtensible Business Reporting Language ("iXBRL"): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.

		104	Cover Page, formatted iXBRL and contained in Exhibit 101.

* Filed herewith.

** Furnished herewith.
+ Management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	October 10, 2019	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date:	October 10, 2019	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer