Form 10-Q
period 2019-11-30
HELEN OF TROY LTD
filed 2020-01-09
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2019
or
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
As of January 3, 2020 there were 25,169,734 shares of common stock of the registrant, $0.10 par value per share, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES
FORM 10‐Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except shares and par value)	November 30, 2019	February 28, 2019
Assets
Assets, current:
Cash and cash equivalents	$19,637	$11,871
Receivables - principally trade, less allowances of $1,486 and $2,032	365,543	280,280
Inventory	333,656	302,339
Prepaid expenses and other current assets	10,403	10,369
Total assets, current	729,239	604,859

Property and equipment, net of accumulated depreciation of $133,764 and $123,744	131,179	130,338
Goodwill	602,320	602,320
Other intangible assets, net of accumulated amortization of $194,562 and $181,463	279,028	291,526
Operating lease assets	33,528	—
Deferred tax assets, net	12,926	7,991
Other assets, net of accumulated amortization of $2,167 and $2,115	2,869	12,501
Total assets	$1,791,089	$1,649,535

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$141,523	$143,560
Accrued expenses and other current liabilities	171,269	165,160
Income taxes payable	3,223	1,427
Long-term debt, current maturities	1,884	1,884
Total liabilities, current	317,899	312,031

Long-term debt, excluding current maturities	242,363	318,900
Lease liabilities, non-current	41,760	—
Deferred tax liabilities, net	8,439	5,748
Other liabilities, non-current	18,944	16,219
Total liabilities	629,405	652,898

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 25,166,771 and 24,946,046 shares issued and outstanding	2,517	2,495
Additional paid in capital	262,731	246,585
Accumulated other comprehensive income (loss)	(4,885)	1,191
Retained earnings	901,321	746,366
Total stockholders' equity	1,161,684	996,637
Total liabilities and stockholders' equity	$1,791,089	$1,649,535

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands, except per share data)	2019	2018	2019	2018
Sales revenue, net	$474,737	$431,081	$1,265,067	$1,179,308
Cost of goods sold	264,764	249,236	723,216	695,732
Gross profit	209,973	181,845	541,851	483,576

Selling, general and administrative expense ("SG&A")	130,692	120,524	359,794	325,684
Restructuring charges	12	25	1,061	2,609
Operating income	79,269	61,296	180,996	155,283

Non-operating income, net	92	15	313	175
Interest expense	(2,767)	(2,971)	(9,291)	(8,413)
Income before income tax	76,594	58,340	172,018	147,045

Income tax expense	7,895	4,020	16,530	10,535
Income from continuing operations	68,699	54,320	155,488	136,510

Loss from discontinued operations, net of tax	—	(4,850)	—	(5,231)
Net income	$68,699	$49,470	$155,488	$131,279

Earnings (loss) per share - basic:
Continuing operations	$2.73	$2.08	$6.19	$5.19
Discontinued operations	—	(0.19)	—	(0.20)
Total earnings per share - basic	$2.73	$1.90	$6.19	$4.99

Earnings (loss) per share - diluted:
Continuing operations	$2.71	$2.06	$6.15	$5.15
Discontinued operations	—	(0.18)	—	(0.20)
Total earnings per share - diluted	$2.71	$1.88	$6.15	$4.95

Weighted average shares of common stock used in computing earnings per share:
Basic	25,161	26,057	25,099	26,321
Diluted	25,396	26,366	25,295	26,520

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2019	2018	2019	2018
Net income	$68,699	$49,470	$155,488	$131,279
Other comprehensive income (loss), net of tax:
Cash flow hedge activity - interest rate swaps	1,599	46	(5,562)	251
Cash flow hedge activity - foreign currency contracts	(1,729)	514	(514)	4,325
Total other comprehensive income (loss), net of tax	(130)	560	(6,076)	4,576
Comprehensive income	$68,569	$50,030	$149,412	$135,855

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at August 31, 2018	26,380	$2,635	$241,633	$4,647	$826,825	$1,075,740
Income from continuing operations	—	—	—	—	54,320	54,320
Loss from discontinued operations	—	—	—	—	(4,850)	(4,850)
Other comprehensive income, net of tax	—	—	—	560	—	560
Exercise of stock options	10	1	565	—	—	566
Net issuance and settlement of restricted stock	4	—	—	—	—	—
Issuance of common stock related to stock purchase plan	14	1	1,076	—	—	1,077
Common stock repurchased and retired	(815)	(81)	(4,396)	—	(95,698)	(100,175)
Share-based compensation	—	—	6,016	—	—	6,016
Cumulative effect of accounting change	—	(22)	(6)	—	32	4
Balances at November 30, 2018	25,593	$2,534	$244,888	$5,207	$780,629	$1,033,258

Balances at February 28, 2018	26,576	$2,658	$230,676	$631	$780,494	$1,014,459
Income from continuing operations	—	—	—	—	136,510	136,510
Loss from discontinued operations	—	—	—	—	(5,231)	(5,231)
Other comprehensive income, net of tax	—	—	—	4,576	—	4,576
Exercise of stock options	121	12	6,069	—	—	6,081
Net issuance and settlement of restricted stock	144	14	(14)	—	—	—
Issuance of common stock related to stock purchase plan	31	3	2,409	—	—	2,412
Common stock repurchased and retired	(1,279)	(127)	(11,273)	—	(131,015)	(142,415)
Share-based compensation	—	—	17,029	—	—	17,029
Cumulative effect of accounting change	—	(26)	(8)	—	(129)	(163)
Balances at November 30, 2018	25,593	$2,534	$244,888	$5,207	$780,629	$1,033,258

Balances at August 31, 2019	25,130	$2,513	$256,995	$(4,755)	$832,622	$1,087,375
Income from continuing operations	—	—	—	—	68,699	68,699
Other comprehensive loss, net of tax	—	—	—	(130)	—	(130)
Exercise of stock options	7	1	556	—	—	557
Net issuance and settlement of restricted stock	21	3	(3)	—	—	—
Issuance of common stock related to stock purchase plan	15	1	1,426	—	—	1,427
Common stock repurchased and retired	(6)	(1)	(1,001)	—	—	(1,002)
Share-based compensation	—	—	4,758	—	—	4,758
Balances at November 30, 2019	25,167	$2,517	$262,731	$(4,885)	$901,321	$1,161,684

Balances at February 28, 2019	24,946	$2,495	$246,585	$1,191	$746,366	$996,637
Income from continuing operations	—	—	—	—	155,488	155,488
Other comprehensive loss, net of tax	—	—	—	(6,076)	—	(6,076)
Exercise of stock options	69	7	4,183	—	—	4,190
Net issuance and settlement of restricted stock	199	21	(21)	—	—	—
Issuance of common stock related to stock purchase plan	30	2	2,833	—	—	2,835
Common stock repurchased and retired	(77)	(8)	(9,592)	—	(533)	(10,133)
Share-based compensation	—	—	18,743	—	—	18,743
Balances at November 30, 2019	25,167	$2,517	$262,731	$(4,885)	$901,321	$1,161,684

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended November 30,
(in thousands)	2019	2018
Cash provided by operating activities:
Net income	$155,488	$131,279
Less: Loss from discontinued operations	—	(5,231)
Income from continuing operations	155,488	136,510
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	24,876	22,490
Amortization of financing costs	763	761
Non-cash operating lease asset amortization	1,371	—
Provision for doubtful receivables	484	725
Non-cash share-based compensation	18,743	17,029
Gain on the sale or disposal of property and equipment	(14)	(536)
Deferred income taxes and tax credits	(511)	4,060
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	(85,747)	(64,284)
Inventories	(31,317)	(49,137)
Prepaid expenses and other current assets	(1,269)	(1,149)
Other assets and liabilities, net	21,091	5,554
Accounts payable	(2,037)	16,694
Accrued expenses and other current liabilities	477	17,809
Accrued income taxes	(980)	2,969
Net cash provided by operating activities - continuing operations	101,418	109,495
Net cash used by operating activities - discontinued operations	—	(5,231)
Net cash provided by operating activities	101,418	104,264

Cash used by investing activities:
Capital and intangible asset expenditures	(13,247)	(22,166)
Proceeds from the sale of property and equipment	3	1,125
Net cash used by investing activities - continuing operations	(13,244)	(21,041)
Net cash used by investing activities - discontinued operations	—	—
Net cash used by investing activities	(13,244)	(21,041)

Cash used by financing activities:
Proceeds from line of credit	406,600	462,350
Repayment of line of credit	(482,000)	(411,350)
Repayment of long-term debt	(1,900)	(1,900)
Proceeds from share issuances under share-based compensation plans	7,025	8,490
Payments for repurchases of common stock	(10,133)	(142,415)
Net cash used by financing activities - continuing operations	(80,408)	(84,825)
Net cash used by financing activities - discontinued operations	—	—
Net cash used by financing activities	(80,408)	(84,825)

Net increase (decrease) in cash and cash equivalents	7,766	(1,602)
Cash and cash equivalents, beginning balance	11,871	20,738
Cash and cash equivalents, ending balance	19,637	19,136
Less: Cash and cash equivalents of discontinued operations, ending balance	—	—
Cash and cash equivalents of continuing operations, ending balance	$19,637	$19,136

Supplemental non-cash items not included above resulting from the adoption of ASC 842
Initial recognition of operating lease asset	$(37,082)	$—
Initial recognition of lease liabilities	47,223	—
Accrued expenses and other current liabilities	(2,873)	—
Other assets and liabilities, net	(7,311)	—
Prepaid expenses and other current assets	43	—

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
November 30, 2019

Note 1 - Basis of Presentation and Related Information

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of November 30, 2019 and February 28, 2019, and the results of our consolidated operations for the interim periods presented.  We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2019, and our other reports on file with the Securities and Exchange Commission (“SEC”).

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

Note 2 - New Accounting Pronouncements

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

Note 3 - Revenue Recognition

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

Note 4 - Leases

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
We include options to extend or terminate the lease in the lease term for accounting considerations, when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of less than one to 13 years.  Lease expense for lease payments is recognized on a straight-line basis over the lease term in a manner similar to previous accounting guidance. We do not recognize leases with an initial term of twelve months or less on the balance sheet and instead recognize the related lease payments as expense in the condensed consolidated statements of income on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component for all asset classes. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Under the new guidance, operating lease expense recognized in the condensed consolidated statements of income during the three and nine month periods ended November 30, 2019 was $1.5 million and $4.8 million, respectively.  Short-term lease expense is excluded from this amount and is not material.  The non-cash component of lease expense is included as an adjustment to reconcile income from continuing operations to net cash provided by operating activities in the condensed consolidated statements of cash flows.

A summary of supplemental lease information is as follows:

November 30, 2019
Weighted average remaining lease term (years)	10.9
Weighted average discount rate	6.11%
Year-to-date cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,310

A summary of our estimated lease payments, imputed interest and liabilities are as follows:

(in thousands)
Fiscal 2020 (balance for remainder of fiscal year)	$1,272
Fiscal 2021	6,082
Fiscal 2022	5,959
Fiscal 2023	5,601
Fiscal 2024	5,102
Thereafter	40,132
Total future lease payments	64,148
Less: imputed interest	(19,057)
Present value of lease liability	$45,091

November 30, 2019
Lease liabilities, current (1)	$3,331
Lease liabilities, non-current	41,760
Total lease liability	$45,091

(1) Included as part of "Accrued expenses and other current liabilities" on the condensed consolidated balance sheet.

Note 5 - Discontinued Operations

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

Note 6 - Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

(in thousands)	Estimated Useful Lives (Years)			November 30, 2019	February 28, 2019
Land				$12,644	$12,644
Building and improvements	3	-	40	113,608	113,820
Computer, software, furniture and other equipment	3	-	15	86,888	84,711
Tools, molds and other production equipment	3	-	7	37,756	36,378
Construction in progress				14,047	6,529
Property and equipment, gross				264,943	254,082
Less accumulated depreciation				(133,764)	(123,744)
Property and equipment, net				$131,179	$130,338

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)	November 30, 2019	February 28, 2019
Accrued compensation, benefits and payroll taxes	$37,410	$36,782
Accrued sales discounts and allowances	31,661	28,655
Accrued sales returns	24,159	23,316
Accrued advertising	30,970	26,549
Other	47,069	49,858
Total accrued expenses and other current liabilities	$171,269	$165,160

Note 7 - Goodwill and Intangible Assets

We perform annual impairment tests each fiscal year during the fourth quarter and also perform interim impairment tests, if and when necessary. We did not record any impairment charges for the nine month periods ended November 30, 2019 or 2018, respectively.

The following table summarizes the carrying amounts and accumulated amortization for all intangible assets by segment as of the end of the periods presented:

	November 30, 2019				February 28, 2019
(in thousands)	Gross Carrying Amount	Cumulative Goodwill Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Cumulative Goodwill Impairments	Accumulated Amortization	Net Book Value
Housewares:
Goodwill	$282,056	$—	$—	$282,056	$282,056	$—	$—	$282,056
Trademarks - indefinite	134,200	—	—	134,200	134,200	—	—	134,200
Other intangibles - finite	41,846	—	(20,881)	20,965	41,417	—	(19,398)	22,019
Subtotal	458,102	—	(20,881)	437,221	457,673	—	(19,398)	438,275

Health & Home:
Goodwill	284,913	—	—	284,913	284,913	—	—	284,913
Trademarks - indefinite	54,000	—	—	54,000	54,000	—	—	54,000
Licenses - finite	17,050	—	(15,665)	1,385	17,050	—	(15,402)	1,648
Licenses - indefinite	7,400	—	—	7,400	7,400	—	—	7,400
Other intangibles - finite	118,139	—	(95,776)	22,363	117,967	—	(87,953)	30,014
Subtotal	481,502	—	(111,441)	370,061	481,330	—	(103,355)	377,975

Beauty:
Goodwill	81,841	(46,490)	—	35,351	81,841	(46,490)	—	35,351
Trademarks - indefinite	—	—	—	—	30,407	—	—	30,407
Trademarks - finite	30,557	—	(3,347)	27,210	150	—	(102)	48
Licenses - indefinite	10,300	—	—	10,300	10,300	—	—	10,300
Licenses - finite	13,696	—	(12,721)	975	13,696	—	(12,482)	1,214
Other intangibles - finite	46,402	—	(46,172)	230	46,402	—	(46,126)	276
Subtotal	182,796	(46,490)	(62,240)	74,066	182,796	(46,490)	(58,710)	77,596
Total	$1,122,400	$(46,490)	$(194,562)	$881,348	$1,121,799	$(46,490)	$(181,463)	$893,846

After discontinuing the formal sale process and revising the strategic initiatives for our Personal Care business during the first quarter of fiscal year 2020, we changed trademarks related to the business with a net book value of $30.4 million from indefinite lived to finite lived assets. The amortization of these trademarks is now included in amortization expense for the nine months ended November 30, 2019, and these assets are expected to be fully amortized by the end of fiscal year 2027.

The following table summarizes the amortization expense attributable to intangible assets recorded in SG&A in the condensed consolidated statements of income for the periods shown below, as well as our estimated amortization expense for fiscal 2020 through 2025:

Aggregate Amortization Expense
For the three months ended (in thousands)
November 30, 2019	$4,790
November 30, 2018	3,300

Aggregate Amortization Expense
For the nine months ended (in thousands)
November 30, 2019	$13,129
November 30, 2018	10,822

Estimated Amortization Expense (in thousands)
Fiscal 2020	$17,557
Fiscal 2021	16,437
Fiscal 2022	9,530
Fiscal 2023	9,261
Fiscal 2024	7,386
Fiscal 2025	6,854

Note 8 - Share-Based Compensation Plans

We have equity awards outstanding under several share-based compensation plans. During the three and nine months ended November 30, 2019, we had the following share-based compensation activity:

•
We issued 904 and 3,208 shares to non-employee Board members with a total grant date fair value of $0.1 and $0.3 million, respectively, and weighted average share prices of $155.13 and $131.33, respectively.

•
We granted time-vested restricted stock units ("RSUs") that may be settled for 390 and 3,669 shares of common stock, respectively. The RSU grants have a weighted average grant price of $153.75 and $116.00 per share, respectively, for a total award value at date of grant of $0.1 and $0.4 million, respectively.

•
We granted time-vested restricted stock awards ("RSAs") that may be settled for 506 and 46,278 shares of common stock, respectively. The RSA grants have a weighted average grant price of $147.61 and $114.35 per share, respectively, for a total award fair value at date of grant of $0.1 million and $5.3 million, respectively.

•
There were no grants of performance-based stock units ("PSUs") during the three months ended November 30, 2019. For the nine months ended November 30, 2019, we granted PSUs that may be settled for 6,088 shares of common stock at target. The PSU grants have a weighted average grant price of $110.85 per share for a total award fair value at date of grant of $0.7 million.

•
There were no grants of performance-based restricted stock awards ("PSAs") during the three months ended November 30, 2019. For the nine months ended November 30, 2019, we granted PSAs that are targeted to be settled for 122,402 shares of common stock. The PSA grants have a weighted average grant price of $110.85 per share for a total award fair value at date of grant of $13.6 million.

•
RSUs for 20,449 and 86,778 shares vested and settled, respectively, with a total fair value at settlement of $3.1 and $10.7 million and a weighted average share price of $153.63 and $123.79, respectively.

•
There were no PSUs shares that vested and settled during the three months ended November 30, 2019. For the nine months ended November 30, 2019, there were 108,572 shares vested and settled with a total fair value at settlement of $14.7 million, and a weighted average share price of $135.85.

•
RSAs for 44 shares vested and settled with an immaterial fair value amount and a weighted average share price of $150.86 during the three months ended November 30, 2019. RSAs for 972 shares vested and settled with a fair value amount of $0.1 million and a weighted average share price of $150.86 during the nine month period ended November 30, 2019.

•	Employees exercised stock options to purchase 6,892 and 68,657 shares of common stock, respectively.

•	There were 15,013 and 29,803 purchases of common stock under the employee stock purchase plan at an average price of $95.03 and $95.16, respectively.

We recorded the following share-based compensation expense in SG&A for the periods shown below:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands, except per share data)	2019	2018	2019	2018
Stock options	$21	$128	$172	$655
Directors stock compensation	140	140	421	386
Performance based and other stock awards	4,138	5,419	17,366	15,337
Employee stock purchase plan	459	329	784	651
Share-based compensation expense	4,758	6,016	18,743	17,029
Less income tax benefits	(343)	(398)	(1,434)	(1,009)
Share-based compensation expense, net of income tax benefits	$4,415	$5,618	$17,309	$16,020

Impact of share-based compensation on earnings per share from continuing operations:
Basic	$0.18	$0.22	$0.69	$0.61
Diluted	$0.17	$0.21	$0.68	$0.60

Note 9 - Repurchase of Helen of Troy Common Stock

In May 2019, we announced that our Board of Directors had authorized the repurchase of up to $400 million of our outstanding common stock.  The authorization is effective May 8, 2019 for a period of three years and replaced Helen of Troy's previous repurchase authorization, of which approximately $107.4 million remained. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities.  As of November 30, 2019, our repurchase authorization allowed for the purchase of $393.0 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Common stock repurchased on the open market:
Number of shares	—	813,696	—	1,220,721
Aggregate value of shares	$—	$100,000	$—	$137,067
Average price per share	$—	$122.90	$—	$112.28

Common stock received in connection with share-based compensation:
Number of shares	6,509	1,398	77,067	58,470
Aggregate value of shares	$1,002	$175	$10,133	$5,348
Average price per share	$153.88	$125.03	$131.48	$91.47

Note 10 - Restructuring Plan

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

For the three month period ended November 30, 2019, we incurred an insignificant amount of pre-tax restructuring charges. For the nine month period ended November 30, 2019, we incurred $1.1 million of pre-tax restructuring charges related primarily to employee severance and termination benefits and lease termination costs. Since implementing Project Refuel, we have incurred $6.5 million of pre-tax restructuring costs as of November 30, 2019.  During the three and nine month periods ended November 30, 2019, we made total cash restructuring payments of $0.3 million and $1.8 million, respectively. Since implementing Project Refuel, we have made total cash restructuring payments of $6.0 million. We had a remaining liability of $0.5 million as of November 30, 2019.

Note 11 - Commitments and Contingencies

Legal Matters – In May 2018, we settled a patent infringement dispute related to two forehead thermometer models sold by our subsidiary, Kaz USA, Inc., in the United States and made a settlement payment of $15.0 million, which was accrued in prior periods along with related legal fees and other costs.

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

The minimum rental payments for operating leases presented above were determined in accordance with the previous lease guidance (ASC 840). Note 4 presents a summary of our estimated lease payments, imputed interest and liabilities as of November 30, 2019, in accordance with the new lease guidance (ASC 842).

Note 12 - Long-Term Debt

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provided for an unsecured total revolving commitment of $1.0 billion as of November 30, 2019. The commitment under the Credit Agreement terminates and the Credit Agreement matures on December 7, 2021. Borrowings accrue interest under one of two alternative methods (based upon a base rate of LIBOR) as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time.  We also incur loan commitment fees and letter of credit fees under the Credit Agreement.  Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis.  As of November 30, 2019, the outstanding revolving loan principal balance was $225.8 million (excluding prepaid financing fees) and the face amount of outstanding letters of credit was $9.0 million. For the three and nine month periods ended November 30, 2019, borrowings under the Credit Agreement incurred interest charges at rates ranging from 2.7% to 5.3% and 2.7% to 5.5%, respectively. For the three and nine month periods ended November 30, 2018, borrowings under the Credit Agreement incurred interest charges at rates ranging from 3.1% to 5.3% and 2.8% to 5.3%, respectively. As of November 30, 2019, the amount available for borrowings under the Credit Agreement was $765.2 million. Covenants in our debt agreements limit the amount of total indebtedness we can incur.  As of November 30, 2019, these covenants effectively limited our ability to incur more than $730.5 million of additional debt from all sources, including our Credit Agreement, or $765.2 million in the event a qualified acquisition is consummated.

The following table summarizes our long-term debt as of the end of the periods shown:

(in thousands)	November 30, 2019	February 28, 2019
Mississippi Business Finance Corporation Loan (the "MBFC Loan") (1)	$20,447	$22,335
Credit Agreement (2)	223,800	298,449
Total long-term debt	244,247	320,784
Less current maturities of long-term debt	(1,884)	(1,884)
Long-term debt, excluding current maturities	$242,363	$318,900

(1)
The MBFC Loan is unsecured and bears floating interest based on applicable LIBOR plus a margin of up to 2.0%, or a Base Rate plus a margin of up to 1.0%, as determined by the interest rate elected and the leverage ratio defined in the loan agreement. Since March 2018, the loan may be called by the holder at anytime.  The loan can be prepaid without penalty.  The remaining principal balance is payable as follows: $1.9 million annually on March 1, 2020 through 2022; and $14.8 million on March 1, 2023.  Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

(2)
The Credit Agreement matures on December 7, 2021. The Credit Agreement's floating interest rates are hedged with interest rate swaps to effectively fix interest rates on $225 million of the outstanding principal balance under the Credit Agreement.  Notes 13 and 14 to these condensed consolidated financial statements provide additional information regarding the interest rate swaps.

At November 30, 2019 and February 28, 2019, our long-term debt has floating interest rates, and its book value approximates its fair value.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries.  Our debt agreements require the maintenance of certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio (as each of these terms is defined in the agreements).  Our debt agreements also contain other customary covenants.  We were in compliance with the terms of these agreements as of November 30, 2019.

Note 13 - Fair Value

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

The following tables present the fair value of our financial assets and liabilities measured on a recurring basis as of the end of the periods shown:

Fair Values at
November 30, 2019
(in thousands)	(Level 2) (1)
Assets:
Money market accounts	$653
Interest rate swaps	—
Foreign currency contracts	1,353
Total assets	$2,006

Liabilities:
Floating rate debt	$244,247
Interest rate swaps	7,068
Foreign currency contracts	372
Total liabilities	$251,687

Fair Values at
February 28, 2019
(in thousands)	(Level 2) (1)
Assets:
Money market accounts	$915
Interest rate swaps	512
Foreign currency contracts	1,692
Total assets	$3,119

Liabilities:
Floating rate debt	$320,784
Interest rate swaps	339
Foreign currency contracts	563
Total liabilities	$321,686

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

Note 14 - Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar.  By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses.  As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  During the three and nine month periods ended November 30, 2019, approximately 17% and 14%, respectively, of our net sales revenue was in foreign currencies. For both the three and nine month periods ended November 30, 2018, approximately 13% of our net sales revenue was in foreign currencies. These sales were primarily denominated in Euros, British Pounds, Canadian Dollars, and Mexican Pesos. We make most of our inventory purchases from the Far East and primarily use the U.S. Dollar for such purchases.

In our condensed consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.  During the three and nine month periods ended November 30, 2019, we recorded net foreign exchange gains and (losses) from remeasurement, including the impact of currency hedges and the cross-currency debt swaps, of $0.6 million and $2.2 million, respectively, in SG&A compared to $0.3 million and $(0.8) million, respectively.

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

Interest Rate Risk - Interest on our outstanding debt as of November 30, 2019 is based on floating interest rates.  If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on $225.0 million of the outstanding principal balance under the Credit Agreement, which totaled $225.8 million (excluding prepaid finance fees) as of November 30, 2019.

The following table summarizes the fair values of our derivative instruments as of the end of the periods shown:

(in thousands)	November 30, 2019
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- current
Zero-cost collar - Euro	Cash flow	02/2021	€14,000	$134	$13	$—	$—
Foreign currency contracts - sell Euro	Cash flow	2/2021	€22,375	431	119	—	—
Foreign currency contracts - sell Canadian Dollars	Cash flow	01/2021	$15,500	82	5	—	—
Zero-cost collar - Pound	Cash flow	02/2021	£9,500	—	—	185	89
Foreign currency contracts - sell Pound	Cash flow	02/2020	£15,500	148	—	—	8
Foreign currency contracts - sell Mexican Pesos	Cash flow	02/2020	$20,000	—	—	15	—
Interest rate swaps	Cash flow	1/2024	$225,000	—	—	2,058	5,010
Subtotal				795	137	2,258	5,107

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swaps - Euro	(1)	04/2020	€5,280	421	—	—	—
Foreign currency contracts - cross-currency debt swaps - Pound	(1)	04/2020	£6,395	—	—	75	—
Subtotal				421	—	75	—
Total fair value				$1,216	$137	$2,333	$5,107

(in thousands)	February 28, 2019
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- current
Zero-cost collar - Euro	Cash flow	02/2020	€9,500	$11	$—	$—	$—
Foreign currency contracts - sell Euro	Cash flow	01/2020	€29,000	1,047	—	—	—
Foreign currency contracts - sell Canadian Dollars	Cash flow	02/2020	$16,000	168	—	—	—
Zero-cost collar - Pound	Cash flow	05/2020	£4,500	—	—	200	—
Foreign currency contracts - sell Pound	Cash flow	05/2020	£19,500	248	—	—	13
Foreign currency contracts - sell Mexican Pesos	Cash flow	09/2019	$30,000	—	—	58	—
Interest rate swaps	Cash flow	01/2024	$225,000	512	—	—	339
Subtotal				1,986	—	258	352

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swaps - Euro	(1)	04/2020	€5,280	—	218	—	—
Foreign currency contracts - cross-currency debt swaps - Pound	(1)	04/2020	£6,395	—	—	—	292
Subtotal				—	218	—	292
Total fair value				$1,986	$218	$258	$644

(1)
These are foreign currency contracts for which we have not elected hedge accounting.  We refer to them as “cross-currency debt swaps”. They, in effect, adjust the currency denomination of a portion of our outstanding debt to the Euro and British Pound, as applicable, for the notional amounts reported, creating an economic hedge against currency movements.

The following table summarizes the pre-tax effect of derivative instruments for the periods shown:

	Three Months Ended November 30,
	Gain (Loss) Recognized in OCI (effective portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income			Gain (Loss) Recognized As Income
(in thousands)	2019	2018	Location	2019	2018	Location	2019	2018
Currency contracts - cash flow hedges	$(2,739)	$(563)	SG&A	$(630)	$(1,178)		$—	$—
Interest rate swaps - cash flow hedges	2,084	(4)	Interest expense	—	—	Interest expense	(162)	136
Cross-currency debt swaps - principal	—	—		—	—	SG&A	(389)	228
Cross-currency debt swaps - interest	—	—		—	—	Interest Expense	73	73
Total	$(655)	$(567)		$(630)	$(1,178)		$(478)	$437

	Nine Months Ended November 30,
	Gain (Loss) Recognized in OCI (effective portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income			Gain (Loss) Recognized As Income
(in thousands)	2019	2018	Location	2019	2018	Location	2019	2018
Currency contracts - cash flow hedges	$(3,407)	$3,962	SG&A	$(2,840)	$(1,101)		$—	$—
Interest rate swaps - cash flow hedges	(7,242)	72	Interest expense	—	—	Interest expense	69	347
Cross-currency debt swaps - principal	—	—		—	—	SG&A	419	894
Cross-currency debt swaps - interest	—	—		—	—	Interest expense	147	147
Total	$(10,649)	$4,034		$(2,840)	$(1,101)		$635	$1,388

We expect pre-tax losses of $1.5 million associated with foreign currency contracts and interest rate swaps currently reported in accumulated other comprehensive income, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle.

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

Note 15 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) by component and related tax effects for periods shown:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 28, 2018	$1,705	$(1,074)	$631
Other comprehensive income (loss) before reclassification	72	3,962	4,034
Amounts reclassified out of accumulated other comprehensive income	—	1,101	1,101
Tax effects	179	(738)	(559)
Other comprehensive income (loss)	251	4,325	4,576
Balance at November 30, 2018	$1,956	$3,251	$5,207

Balance at February 28, 2019	$132	$1,059	$1,191
Other comprehensive income (loss) before reclassification	(7,242)	(3,407)	(10,649)
Amounts reclassified out of accumulated other comprehensive income	—	2,840	2,840
Tax effects	1,680	53	1,733
Other comprehensive income (loss)	(5,562)	(514)	(6,076)
Balance at November 30, 2019	$(5,430)	$545	$(4,885)

See Notes 12, 13 and 14 to these condensed consolidated financial statements for additional information regarding our hedging activities.
Note 16 - Segment Information
The following tables present segment information included in continuing operations for the periods shown:

	Three Months Ended November 30, 2019
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$183,211	$185,810	$105,716	$474,737
Restructuring charges	—	—	12	12
Operating income	42,272	24,372	12,625	79,269
Capital and intangible asset expenditures	2,272	1,917	197	4,386
Depreciation and amortization	2,263	3,740	2,757	8,760

	Three Months Ended November 30, 2018
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$142,937	$187,863	$100,281	$431,081
Restructuring charges	(20)	—	45	25
Operating income	29,839	19,213	12,244	61,296
Capital and intangible asset expenditures	5,534	3,128	443	9,105
Depreciation and amortization	1,408	4,326	1,461	7,195

	Nine Months Ended November 30, 2019
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$496,017	$499,543	$269,507	$1,265,067
Restructuring charges	90	—	971	1,061
Operating income	109,170	51,836	19,990	180,996
Capital and intangible asset expenditures	8,354	4,115	778	13,247
Depreciation and amortization	5,292	12,322	7,262	24,876

	Nine Months Ended November 30, 2018
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$397,738	$527,077	$254,493	$1,179,308
Restructuring charges	740	358	1,511	2,609
Operating income	80,351	52,501	22,431	155,283
Capital and intangible asset expenditures	12,830	7,783	1,553	22,166
Depreciation and amortization	4,414	12,703	5,373	22,490

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

Note 17 - Income Taxes

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
For the three months ended November 30, 2019, income tax expense as a percentage of income before income tax was 10.3% compared to 6.9% for the same period last year. The year-over-year increase in the effective tax rate is primarily due to shifts in the mix of taxable income in our various tax jurisdictions and increases in certain statutory tax rates.

For the nine months ended November 30, 2019, income tax expense as a percentage of income before income tax was 9.6%, which included $1.0 million of tax benefits from share-based compensation settlements, $1.7 million of expense from the remeasurement of deferred taxes due to tax rate changes, and a $2.8 million benefit from the resolution of an uncertain tax position. Income tax expense as a percentage of income before income tax was 7.2% for the same period last year, which included $0.7 million tax benefits from share-based compensation settlements and a $0.8 million benefit from the lapse of the statute of limitations related to an uncertain tax position. The year-over-year increase in the effective tax rate is primarily due to shifts in the mix of taxable income in our various tax jurisdictions, increases in certain statutory tax rates and the comparative impact of discrete benefits recorded in the same period last year.

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

Note 18 - Earnings Per Share

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

The following table presents our weighted average basic and diluted shares for the periods shown:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2019	2018	2019	2018
Weighted average shares outstanding, basic	25,161	26,057	25,099	26,321
Incremental shares from share-based compensation arrangements	235	309	196	199
Weighted average shares outstanding, diluted	25,396	26,366	25,295	26,520

Anti-dilutive securities	134	137	217	281

Note 19 - Subsequent Events

On December 19, 2019, we entered into a definitive agreement to acquire Drybar Products LLC, which includes the Drybar trademark and other intellectual property assets associated with Drybar’s products, as well as certain related production assets and working capital. As part of the transaction, we will grant a worldwide license to Drybar Holdings LLC, the owner and long-time operator of Drybar blowout salons, to use the Drybar trademark in their continued operation of Drybar salons. The salons will exclusively use, promote, and sell Helen of Troy’s Drybar products globally. The total purchase consideration is $255.0 million in cash, subject to certain customary closing adjustments. We expect to finance the acquisition with cash on hand and borrowings from our existing revolving credit facility. The acquisition is expected to close by January 31, 2020, subject to customary closing conditions, including regulatory approvals.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3 of this report. “Quantitative and Qualitative Disclosures about Market Risk” and “Information Regarding Forward-Looking Statements” in this report and “Risk Factors” in the Company’s most recent annual report on Form 10-K for the fiscal year ended February 28, 2019 (“Form 10-K”) and its other filings with the Securities and Exchange Commission (the “SEC”). This discussion should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1 of this report. When used in the MD&A, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. Throughout MD&A, we refer to our Leadership Brands, which are brands that have number-one and number-two positions in their respective categories and consist of the OXO, Honeywell, Braun, PUR, Hydro Flask, Vicks, and Hot Tools brands.

This MD&A, including the tables under the headings “Operating income, operating margin, adjusted operating income (non-GAAP) and adjusted operating margin (non-GAAP) by segment" and “Income from continuing operations, diluted earnings per share ("EPS") from continuing operations, adjusted income from continuing operations (non-GAAP), and adjusted diluted EPS from continuing operations (non-GAAP),” respectively, reports operating income, operating margin, income from continuing operations and diluted EPS from continuing operations without the impact of non-cash asset impairment charges, acquisition-related expenses, restructuring charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based measures presented in our condensed consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income from continuing operations, and adjusted diluted EPS from continuing operations provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors. We further believe that including the excluded charges would not accurately reflect the underlying performance of our continuing operations for the period in which the charges are incurred, even though such charges may be incurred and reflected in our GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income from continuing operations, and adjusted diluted EPS from continuing operations are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information.

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

Fiscal 2020 began Phase II of our transformation and is designed to drive the next five years of progress. The long-term objectives of Phase II include improved organic sales growth, continued margin expansion, and strategic and effective capital deployment. We expect Phase II will include continued investment in our Leadership Brands, with a focus on growing them through consumer-centric innovation, expanding them more aggressively outside the United States, and adding new brands through acquisition. We anticipate building further shared service capability and operating efficiency, as well as attracting, retaining, unifying and training the best people.

On December 19, 2019, we entered into a definitive agreement to acquire Drybar Products LLC, which includes the Drybar trademark and other intellectual property assets associated with Drybar’s products, as well as certain related production assets and working capital. As part of the transaction, we will grant a worldwide license to Drybar Holdings LLC, the owner and long-time operator of Drybar blowout salons, to use the Drybar trademark in their continued operation of Drybar salons. The salons will exclusively use, promote, and sell Helen of Troy’s Drybar products globally. The total cash consideration is $255.0 million, subject to certain customary closing adjustments. We expect to finance the acquisition with cash on hand and borrowings from our existing revolving credit facility. The acquisition is expected to close by January 31, 2020, subject to customary closing conditions, including regulatory approvals.

In fiscal 2018, we announced that we had approved a restructuring plan (“Project Refuel”). Project Refuel includes a reduction-in-force and the elimination of certain contracts and operating expenses. We are targeting total annualized profit improvements of approximately $8.0 to $10.0 million over the duration of the plan.  We estimate the plan will be completed during fiscal 2020, and expect to incur total restructuring charges of approximately $7.0 million over the duration of the plan. Since implementing Project Refuel, we have incurred $6.5 million of pre-tax restructuring costs as of November 30, 2019. For additional information regarding Project Refuel, see Note 10 to the accompanying condensed consolidated financial statements.
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

Significant Trends Impacting the Business

Impact of Tariffs
During fiscal years 2019 and 2020, the Office of the U.S. Trade Representative (‘‘USTR’’) has imposed, and in certain cases subsequently reduced or removed, additional tariffs on products imported from China. We purchase a high concentration of our products from unaffiliated manufacturers located in China. This concentration exposes us to risks associated with doing business globally, including changes in tariffs.

The tariff increases that have been implemented by the USTR began to impact our cost of goods sold in the third quarter of fiscal 2019 and will continue to do so, as long as these tariff increases remain in effect. In December 2019, the U.S. and China announced an interim trade agreement to halt additional tariff increases that were due to become effective before the end of the year and reverse some tariff increases that became effective in September 2019. The specific details of the interim trade agreement are unclear, as is the ultimate outcome of the broader trade negotiations. At this time, we expect to mitigate the impact of tariff increases primarily through pricing actions and product cost reductions in our supply chain. Although our pricing actions are intended to offset the gross profit dollar impact of tariff increases, there are no assurances that the pricing actions will be successful in fully offsetting this impact or will not reduce retail consumption or customer orders in the short-term.

Since July 2018, the USTR has periodically issued lists of products that are excluded from tariffs on Chinese imports. Under the USTR exclusion process, companies have the opportunity to seek to have particular products excluded from the tariff lists and apply for a refund.
Potential Impact of Brexit and Offshore Receipts in Respect of Intangible Property Tax
The potential exit of the United Kingdom (the "U.K.") from European Union ("E.U.") membership (commonly referred to as "Brexit") could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations. Negotiations are ongoing to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. These measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate, adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.

The U.K.’s Offshore Receipts in respect of Intangible Property ("ORIP") rules were introduced by the Finance Act 2019 and came into effect on April 6, 2019. Under the ORIP rules, where intangible property ("IP") is held in offshore companies, in a territory with which the U.K. does not have a full double taxation arrangement and the IP is used directly or indirectly to enable, facilitate or promote U.K. sales, income derived from that IP could be subject to a U.K. gross receipts tax at 20% of the gross amounts. Based on currently available information, we intend to treat this tax as a transactional tax included in operating expenses. Certain aspects of this legislation and its implementation remain unclear at this time and we expect that additional regulations or guidance may be issued and the accounting treatment of the new tax may be clarified.

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

For the three months ended November 30, 2019, changes in foreign currency exchange rates had an unfavorable impact on consolidated U.S. Dollar reported net sales revenue of approximately $2.3 million, or 0.5%, compared to an unfavorable impact of $1.8 million, or 0.4% for the same period last year. For the nine months ended November 30, 2019, changes in foreign currency exchange rates had an unfavorable impact on consolidated U.S. dollar reported net sales revenue of approximately $6.8 million, or 0.6%, compared to a favorable impact of $1.4 million, or 0.1% for the same period last year.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. For the three month periods ended November 30, 2019 and 2018, U.S. shipments were approximately 80% of our net sales. For the nine months ended November 30, 2019 and 2018, U.S. shipments were approximately 79% and 78% of our net sales, respectively.

Additionally, the shift in consumer shopping preferences to online or multichannel shopping experiences has changed the concentration of our sales. For the three and nine month periods ended November 30, 2019, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 24% of our total consolidated net sales revenue, and grew approximately 30% and 28%, respectively, over the same periods last year.

For the three and nine month periods ended November 30, 2018, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 20% of our total consolidated net sales revenue, and grew approximately 9% and 25%, respectively, over the same periods last year.

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

	Three Months Ended November 30,				% of Sales Revenue, net
(in thousands)	2019	2018	$ Change	% Change	2019	2018
Sales revenue by segment, net
Housewares	$183,211	$142,937	$40,274	28.2%	38.6%	33.2%
Health & Home	185,810	187,863	(2,053)	(1.1)%	39.1%	43.6%
Beauty	105,716	100,281	5,435	5.4%	22.3%	23.3%
Total sales revenue, net	474,737	431,081	43,656	10.1%	100.0%	100.0%
Cost of goods sold	264,764	249,236	15,528	6.2%	55.8%	57.8%
Gross profit	209,973	181,845	28,128	15.5%	44.2%	42.2%
Selling, general and administrative expense ("SG&A")	130,692	120,524	10,168	8.4%	27.5%	28.0%
Restructuring charges	12	25	(13)	(52.0)%	—%	—%
Operating income	79,269	61,296	17,973	29.3%	16.7%	14.2%
Non-operating income, net	92	15	77	*	—%	—%
Interest expense	(2,767)	(2,971)	204	(6.9)%	(0.6)%	(0.7)%
Income before income tax	76,594	58,340	18,254	31.3%	16.1%	13.5%
Income tax expense	7,895	4,020	3,875	96.4%	1.7%	0.9%
Income from continuing operations	68,699	54,320	14,379	26.5%	14.5%	12.6%
Loss from discontinued operations (1)	—	(4,850)	4,850	*	—%	(1.1)%
Net income	$68,699	$49,470	$19,229	38.9%	14.5%	11.5%

	Nine Months Ended November 30,				% of Sales Revenue, net
(in thousands)	2019	2018	$ Change	% Change	2019	2018
Sales revenue by segment, net
Housewares	$496,017	$397,738	$98,279	24.7%	39.2%	33.7%
Health & Home	499,543	527,077	(27,534)	(5.2)%	39.5%	44.7%
Beauty	269,507	254,493	15,014	5.9%	21.3%	21.6%
Total sales revenue, net	1,265,067	1,179,308	85,759	7.3%	100.0%	100.0%
Cost of goods sold	723,216	695,732	27,484	4.0%	57.2%	59.0%
Gross profit	541,851	483,576	58,275	12.1%	42.8%	41.0%
SG&A	359,794	325,684	34,110	10.5%	28.4%	27.6%
Restructuring charges	1,061	2,609	(1,548)	(59.3)%	0.1%	0.2%
Operating income	180,996	155,283	25,713	16.6%	14.3%	13.2%
Non-operating income, net	313	175	138	78.9%	—%	—%
Interest expense	(9,291)	(8,413)	(878)	10.4%	(0.7)%	(0.7)%
Income before income tax	172,018	147,045	24,973	17.0%	13.6%	12.5%
Income tax expense	16,530	10,535	5,995	56.9%	1.3%	0.9%
Income from continuing operations	155,488	136,510	18,978	13.9%	12.3%	11.6%
Loss from discontinued operations (1)	—	(5,231)	5,231	*	—%	(0.4)%
Net income	$155,488	$131,279	$24,209	18.4%	12.3%	11.1%

(1)
During fiscal 2018, we divested our Nutritional Supplements segment, which is reported as discontinued operations for all periods presented. For more information see Note 5 to the accompanying condensed consolidated financial statements.

* Calculation is not meaningful.

Third Quarter Fiscal 2020 Financial Results

•	Consolidated net sales revenue increased 10.1%, or $43.7 million, to $474.7 million for the three months ended November 30, 2019, compared to $431.1 million for the same period last year.

•
Consolidated operating income increased 29.3%, or $18.0 million, to $79.3 million for the three months ended November 30, 2019, compared to $61.3 million for the same period last year. Consolidated operating margin increased 2.5 percentage points to 16.7% of consolidated net sales revenue for the three months ended November 30, 2019, compared to 14.2% for the same period last year. The three months ended November 30, 2019 included pre-tax acquisition-related expenses of $1.5 million with no comparative expenses for the same period last year.

•
Consolidated adjusted operating income increased 27.8%, or $19.7 million, to $90.3 million for the three months ended November 30, 2019, compared to $70.6 million for the same period last year. Consolidated adjusted operating margin increased 2.6 percentage points to 19.0% of consolidated net sales revenue for the three months ended November 30, 2019, compared to 16.4% for the same period last year.

•
Income from continuing operations increased 26.5%, or $14.4 million, to $68.7 million for the three months ended November 30, 2019, compared to $54.3 million for the same period last year. Diluted EPS from continuing operations increased 31.6% to $2.71 for the three months ended November 30, 2019, compared to $2.06 for the same period last year.

•
Adjusted income from continuing operations increased 25.2%, or $15.9 million, to $79.1 million for the three months ended November 30, 2019, compared to $63.2 million for the same period last year. Adjusted diluted EPS from continuing operations increased 30.0% to $3.12 for the three months ended November 30, 2019, compared to $2.40 for the same period last year.

•
There were no results from discontinued operations for the three months ended November 30, 2019, compared to a loss from discontinued operations of $4.9 million, or $0.18 per diluted share, for the three months ended November 30, 2018.

•
Net income increased 38.9%, or $19.2 million, to $68.7 million for the three months ended November 30, 2019 compared to $49.5 million for the same period last year. Diluted EPS increased 44.1% to $2.71 for the three months ended November 30, 2019 compared to $1.88 for the same period last year.

Year-To-Date Fiscal 2020 Financial Results

•	Consolidated net sales revenue increased 7.3%, or $85.8 million, to $1,265.1 million for the nine months ended November 30, 2019, compared to $1,179.3 million for the same period last year.

•
Consolidated operating income increased 16.6%, or $25.7 million, to $181.0 million for the nine months ended November 30, 2019, compared to $155.3 million for the same period last year. Consolidated operating margin increased 1.1 percentage points to 14.3% of consolidated net sales revenue for the nine months ended November 30, 2019, compared to 13.2% for the same period last year. The nine months ended November 30, 2019 included pre-tax acquisition-related expenses and pre-tax restructuring charges of $1.5 million and $1.1 million, respectively, compared to zero pre-tax acquisition-related expenses and pre-tax restructuring charges of $2.6 million for the same period last year.

•
Consolidated adjusted operating income increased 16.0%, or $29.7 million, to $215.4 million for the nine months ended November 30, 2019, compared to $185.7 million for the same period last year. Consolidated adjusted operating margin increased 1.2 percentage points to 17.0% of consolidated net sales revenue for the nine months ended November 30, 2019, compared to 15.8% for the same period last year.

•
Income from continuing operations increased 13.9%, or $19.0 million, to $155.5 million for the nine months ended November 30, 2019, compared to $136.5 million for the same period last year. Diluted EPS from continuing operations increased 19.4% to $6.15 for the nine months ended November 30, 2019, compared to $5.15 for the same period last year.

•
Adjusted income from continuing operations increased 13.4%, or $22.2 million, to $187.8 million for the nine months ended November 30, 2019, compared to $165.5 million for the same period last year. Adjusted diluted EPS from continuing operations increased 18.9% to $7.42 for the nine months ended November 30, 2019, compared to $6.24 for the same period last year.

•
There were no results from discontinued operations for the nine months ended November 30, 2019, compared to a loss from discontinued operations, net of tax of $5.2 million, or $0.20 per diluted share for the same period last year.

•
Net income increased 18.4%, or $24.2 million, to $155.5 million for the nine months ended November 30, 2019, compared to $131.3 million for the same period last year. Diluted EPS increased 24.2%, to $6.15 for the nine months ended November 30, 2019, compared to $4.95 for the same period last year.

Consolidated and Segment Net Sales

The following tables summarize the impact that core business, foreign exchange and acquisitions, as applicable, had on our net sales revenue by segment:

	Three Months Ended November 30,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2019 sales revenue, net	$142,937	$187,863	$100,281	$431,081
Core business growth (decline)	40,768	(996)	6,232	46,004
Impact of foreign currency	(494)	(1,057)	(797)	(2,348)
Change in sales revenue, net	40,274	(2,053)	5,435	43,656
Fiscal 2020 sales revenue, net	$183,211	$185,810	$105,716	$474,737

Total net sales revenue growth (decline)	28.2%	(1.1)%	5.4%	10.1%
Core business growth (decline)	28.5%	(0.5)%	6.2%	10.7%
Impact of foreign currency	(0.3)%	(0.6)%	(0.8)%	(0.5)%

	Nine Months Ended November 30,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2019 sales revenue, net	$397,738	$527,077	$254,493	$1,179,308
Core business growth (decline)	99,535	(23,532)	16,566	92,569
Impact of foreign currency	(1,256)	(4,002)	(1,552)	(6,810)
Change in sales revenue, net	98,279	(27,534)	15,014	85,759
Fiscal 2020 sales revenue, net	$496,017	$499,543	$269,507	$1,265,067

Total net sales revenue growth (decline)	24.7%	(5.2)%	5.9%	7.3%
Core business growth (decline)	25.0%	(4.5)%	6.5%	7.8%
Impact of foreign currency	(0.3)%	(0.8)%	(0.6)%	(0.6)%

In the above tables, core business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand is acquired, excluding the impact that foreign currency had on reported net sales. Net sales revenue from internally developed brands or product lines is considered core business activity.

Leadership Brand and Other Net Sales

The following tables summarize our Leadership Brand and other net sales:

	Three Months Ended November 30,
(in thousands)	2019	2018	$ Change	% Change
Leadership Brand sales revenue, net	$379,604	$343,364	$36,240	10.6%
All other sales revenue, net	95,133	87,717	7,416	8.5%
Total sales revenue, net	$474,737	$431,081	$43,656	10.1%

	Nine Months Ended November 30,
(in thousands)	2019	2018	$ Change	% Change
Leadership Brand sales revenue, net	$1,012,346	$943,168	$69,178	7.3%
All other sales revenue, net	252,721	236,140	16,581	7.0%
Total sales revenue, net	$1,265,067	$1,179,308	$85,759	7.3%

Consolidated Net Sales Revenue

Comparison of Third Quarter Fiscal 2020 to Third Quarter Fiscal 2019
Consolidated net sales revenue increased $43.7 million, or 10.1%, to $474.7 million, compared to $431.1 million. The growth was driven by a core business increase of $46.0 million, or 10.7%, primarily reflecting:

•	growth in consolidated online sales;

•	an increase in brick and mortar sales in our Housewares segment;

•	higher international sales; and

•	an increase in sales in the appliance category in the Beauty segment.

These factors were partially offset by:

•	lower sales in our Health & Home segment;

•	the unfavorable impact from foreign currency fluctuations of approximately $2.3 million, or 0.5%; and

•	a decline in the personal care category in the Beauty segment.

Net sales from our Leadership Brands were $379.6 million, compared to $343.4 million for the same period last year, representing growth of 10.6%.

Comparison of First Nine Months of Fiscal 2020 to First Nine Months of Fiscal 2019
Consolidated net sales revenue increased $85.8 million, or 7.3%, to $1,265.1 million, compared to $1,179.3 million. The growth was driven by a core business increase of $92.6 million, or 7.8%, primarily reflecting:

•	growth in consolidated online sales;

•	an increase in brick and mortar sales in our Housewares segment; and

•	an increase in sales in the appliance category in the Beauty segment.

These factors were partially offset by:

•	lower sales in our Health & Home segment;

•	a decline in the personal care category within the Beauty segment; and

•	the unfavorable impact from net foreign currency fluctuations of approximately $6.8 million, or 0.6%.

Net sales from our Leadership Brands were $1,012.3 million compared to $943.2 million for the same period last year, representing growth of 7.3%.

Segment Net Sales Revenue

Housewares

Comparison of Third Quarter Fiscal 2020 to Third Quarter Fiscal 2019
Net sales revenue increased $40.3 million, or 28.2%, to $183.2 million, compared to $142.9 million. Growth was driven by a core business increase of $40.8 million, or 28.5%, primarily due to:

•	point of sale growth with existing domestic brick and mortar customers;

•	an increase in online sales;

•	an increase in international sales;

•	higher club sales; and

•	new product introductions.

These factors were partially offset by the unfavorable impact of net foreign currency fluctuations of approximately $0.5 million, or 0.3%.

Comparison of First Nine Months of Fiscal 2020 to First Nine Months of Fiscal 2019
Net sales revenue increased $98.3 million, or 24.7%, to $496.0 million, compared to $397.7 million. Growth was primarily driven by a core business increase of $99.5 million, or 25.0%, due to:

•	point of sale growth and incremental distribution with existing domestic brick and mortar customers;

•	an increase in online sales;

•	higher club and closeout sales; and

•	new product introductions.

These factors were partially offset by the unfavorable impact of net foreign currency fluctuations of approximately $1.3 million, or 0.3%.

Health & Home

Comparison of Third Quarter Fiscal 2020 to Third Quarter Fiscal 2019
Net sales revenue decreased $2.1 million, or 1.1%, to $185.8 million, compared to $187.9 million. The decline was driven by a core business decline of $1.0 million, or 0.5% due to lower domestic sales driven by the unfavorable comparative impact from more wildfire activity in the same period last year and net distribution changes year-over-year. These factors were partially offset by revenue from new product introductions and growth in international sales.

Comparison of First Nine Months of Fiscal 2020 to First Nine Months of Fiscal 2019
Net sales revenue decreased $27.5 million, or 5.2%, to $499.5 million compared to $527.1 million. The decline was primarily driven by a core business decline of $23.5 million, or 4.5%, due to:

•
lower domestic sales driven by net distribution changes year-over-year, the unfavorable comparative impacts of a strong cough/cold/flu season and more wildfire activity in the same period last year; and

•	lower international sales.

These factors were partially offset by revenue from new product introductions.

Beauty

Comparison of Third Quarter Fiscal 2020 to Third Quarter Fiscal 2019
Net sales revenue increased $5.4 million, or 5.4%, to $105.7 million, compared to $100.3 million. The increase was driven by an increase in core business sales of $6.2 million, or 6.2%, primarily due to:

•	increased demand and new product introductions in the appliance category;

•	growth in the online channel; and

•	an increase in international sales.

These factors were partially offset by a decline in net sales in the personal care category and the unfavorable impact of net foreign currency fluctuations of approximately $0.8 million, or 0.8%.

Comparison of First Nine Months of Fiscal 2020 to First Nine Months of Fiscal 2019
Net sales revenue increased $15.0 million, or 5.9%, to $269.5 million, compared to $254.5 million. The growth was driven by a core business increase of $16.6 million, or 6.5%, primarily due to:

•	increased demand and new product introductions in the appliance category;

•	growth in the online channel; and

•	an increase in international sales.

These factors were partially offset by a decrease in net sales in the personal care category and the unfavorable impact of net foreign currency fluctuations of approximately $1.6 million, or 0.6%.

Consolidated Gross Profit Margin

Comparison of Third Quarter Fiscal 2020 to Third Quarter Fiscal 2019
Consolidated gross profit margin increased 2.0 percentage points to 44.2%, compared to 42.2%. The increase in consolidated gross profit margin was primarily due to:

•	a higher mix of Housewares sales at a higher overall gross profit margin; and

•	a favorable product and channel mix within the Housewares segment.

These factors were partially offset by a lower mix of personal care sales in the Beauty segment.

Comparison of First Nine Months of Fiscal 2020 to First Nine Months of Fiscal 2019
Consolidated gross profit margin increased 1.8 percentage points to 42.8%, compared to 41.0%. The increase in consolidated gross profit margin was primarily due to:

•	a higher mix of Housewares sales at a higher overall gross profit margin;

•	a favorable product mix within the Housewares segment;

•	a lower mix of shipments made on a direct import basis; and

•	tariff exclusion refunds received for certain duties expensed in the second half of fiscal 2019 and the first quarter of fiscal 2020.

These factors were partially offset by:

•	the net margin dilutive impact from tariffs and related pricing actions;

•	unfavorable foreign currency fluctuations;

•	a lower mix of personal care sales in the Beauty segment; and

•	higher inbound freight expense.

Consolidated SG&A

Comparison of Third Quarter Fiscal 2020 to Third Quarter Fiscal 2019
Consolidated SG&A ratio decreased 0.5 percentage points to 27.5%, compared to 28.0%. The decrease in the consolidated SG&A ratio was primarily due to:

•	lower advertising expense;

•	the impact from tariff related pricing actions taken with retail customers;

•	the impact that higher overall sales had on net operating leverage; and

•	the favorable impact of foreign currency exchange and forward contract settlements.

These factors were partially offset by:

•	higher annual incentive compensation expense;

•	acquisition-related expenses associated with the definitive agreement to acquire Drybar Products LLC;

•	higher amortization expense; and

•	higher freight and distribution expense.

Comparison of First Nine Months of Fiscal 2020 to First Nine Months of Fiscal 2019
Consolidated SG&A ratio increased 0.8 percentage points to 28.4%, compared to 27.6%. The increase in the consolidated SG&A ratio was primarily due to:

•	higher annual incentive compensation expense;

•	the unfavorable impact of a lower mix of shipments made on a direct import basis;

•	acquisition-related expenses;

•	higher freight and distribution expense; and
•higher amortization expense.

These factors were partially offset by:
•the impact from tariff related pricing actions taken with retail customers;
•the impact that higher overall sales had on net operating leverage;
•lower advertising expense; and
•the favorable impact of foreign currency exchange and forward contract settlements.

Restructuring Charges

Comparison of Third Quarter Fiscal 2020 to Third Quarter Fiscal 2019
We incurred insignificant restructuring charges for both periods.

Comparison of First Nine Months of Fiscal 2020 to First Nine Months of Fiscal 2019
We incurred $1.1 million of pre-tax restructuring charges, compared to $2.6 million. The charges related primarily to employee severance and termination benefits and contract termination costs.

Operating income, operating margin, adjusted operating income (non-GAAP), and adjusted operating margin (non-GAAP) by segment

In order to provide a better understanding of the comparative impact of certain items on operating income, the tables that follow report the comparative before tax impact of non-cash asset impairment charges, acquisition-related expenses, restructuring charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods covered below.  Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100.  For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended November 30, 2019
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$42,272	23.1%	$24,372	13.1%	$12,625	11.9%	$79,269	16.7%
Acquisition-related expenses	—	—%	—	—%	1,475	1.4%	1,475	0.3%
Restructuring charges	—	—%	—	—%	12	—%	12	—%
Subtotal	42,272	23.1%	24,372	13.1%	14,112	13.3%	80,756	17.0%
Amortization of intangible assets	815	0.4%	2,492	1.3%	1,483	1.4%	4,790	1.0%
Non-cash share-based compensation	1,510	0.8%	1,946	1.0%	1,302	1.2%	4,758	1.0%
Adjusted operating income (non-GAAP)	44,597	24.3%	28,810	15.5%	16,897	16.0%	90,304	19.0%

	Three Months Ended November 30, 2018
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$29,839	20.9%	$19,213	10.2%	$12,244	12.2%	$61,296	14.2%
Restructuring charges	(20)	—%	—	—%	45	—%	25	—%
Subtotal	29,819	20.9%	19,213	10.2%	12,289	12.3%	61,321	14.2%
Amortization of intangible assets	489	0.3%	2,721	1.4%	90	0.1%	3,300	0.8%
Non-cash share-based compensation	2,293	1.6%	2,548	1.4%	1,175	1.2%	6,016	1.4%
Adjusted operating income (non-GAAP)	32,601	22.8%	24,482	13.0%	13,554	13.5%	70,637	16.4%

	Nine Months Ended November 30, 2019
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$109,170	22.0%	$51,836	10.4%	$19,990	7.4%	$180,996	14.3%
Acquisition-related expenses	—	—%	—	—%	1,475	0.5%	1,475	0.1%
Restructuring charges	90	—%	—	—%	971	0.4%	1,061	0.1%
Subtotal	109,260	22.0%	51,836	10.4%	22,436	8.3%	183,532	14.5%
Amortization of intangible assets	1,512	0.3%	8,088	1.6%	3,529	1.3%	13,129	1.0%
Non-cash share-based compensation	5,853	1.2%	7,839	1.6%	5,051	1.9%	18,743	1.5%
Adjusted operating income (non-GAAP)	$116,625	23.5%	$67,763	13.6%	$31,016	11.5%	$215,404	17.0%

	Nine Months Ended November 30, 2018
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$80,351	20.2%	$52,501	10.0%	$22,431	8.8%	$155,283	13.2%
Restructuring charges	740	0.2%	358	0.1%	1,511	0.6%	2,609	0.2%
Subtotal	81,091	20.4%	52,859	10.0%	23,942	9.4%	157,892	13.4%
Amortization of intangible assets	1,474	0.4%	8,129	1.5%	1,219	0.5%	10,822	0.9%
Non-cash share-based compensation	6,273	1.6%	7,030	1.3%	3,726	1.5%	17,029	1.4%
Adjusted operating income (non-GAAP)	$88,838	22.3%	$68,018	12.9%	$28,887	11.4%	$185,743	15.8%

Consolidated Operating Income

Comparison of Third Quarter Fiscal 2020 to Third Quarter Fiscal 2019
Consolidated operating income was $79.3 million, or 16.7% of net sales, compared to $61.3 million, or 14.2% of net sales, for the same period last year.  The increase was driven by the following factors:

•	a higher mix of Housewares sales at a higher overall operating margin;

•	a favorable product and channel mix within the Housewares segment;

•	the favorable impact that higher overall net sales had on operating expense leverage; and

•	lower advertising expense.

These factors were partially offset by:

•	higher annual incentive compensation expense;

•	acquisition-related expenses;

•	higher amortization expense; and

•	higher freight and distribution expense.

Consolidated adjusted operating income increased 27.8% to $90.3 million, or 19.0% of net sales, compared to $70.6 million, or 16.4% of net sales, in the same period last year.

Comparison of First Nine Months of Fiscal 2020 to First Nine Months of Fiscal 2019
Consolidated operating income was $181.0 million, or 14.3% of net sales, compared to $155.3 million, or 13.2% of net sales, for the same period last year.  The increase was driven by the following factors:

•	tariff exclusion refunds received for certain duties expensed in the second half of fiscal 2019 and the first quarter of fiscal 2020;

•	a higher mix of Housewares sales at a higher overall operating margin;

•	a favorable product mix within the Housewares segment;

•	the favorable impact that higher overall net sales had on operating expense leverage;

•	lower advertising expense; and

•	the net favorable comparative impact of pre-tax restructuring charges of $1.5 million.

These factors were partially offset by:

•	higher annual incentive compensation expense;

•	higher freight and distribution expense;

•	acquisition-related expenses in the current period;

•	higher amortization expense; and

•	the net unfavorable impact of foreign currency fluctuations.

Consolidated adjusted operating income increased 16.0% to $215.4 million, or 17.0% of net sales, compared to $185.7 million, or 15.8% of net sales, for the same period last year.

Housewares

Comparison of Third Quarter Fiscal 2020 to Third Quarter Fiscal 2019
Operating income was $42.3 million, or 23.1% of segment net sales, compared to $29.8 million, or 20.9% of segment net sales, for the same period last year. The 2.2 percentage point increase in segment operating margin was primarily due to:

•	the margin impact of a more favorable product and channel mix;

•	the impact that higher sales had on operating leverage; and

•	lower advertising expense.

These factors were partially offset by higher freight and distribution expense to support increased retail customer shipments and strong direct-to-consumer demand.

Adjusted operating income increased 36.8% to $44.6 million, or 24.3% of segment net sales, compared to $32.6 million, or 22.8% of segment net sales, in the same period last year.

Comparison of First Nine Months of Fiscal 2020 to First Nine Months of Fiscal 2019
Operating income was $109.2 million, or 22.0% of segment net sales, for the nine months ended November 30, 2019, compared to $80.4 million, or 20.2% of segment net sales, in the same period last year. The 1.8 percentage point increase in segment operating margin was primarily due to:

•	the margin impact of a more favorable product and channel mix;

•	the impact that higher sales had on operating leverage; and

•	the net favorable comparative impact of pre-tax restructuring charges of $0.7 million.

These factors were partially offset by:

•	higher annual incentive compensation expense;

•	higher advertising expense; and

•	higher freight and distribution center expense to support increased retail customer shipments and strong direct-to-consumer demand.

Adjusted operating income increased 31.3% to $116.6 million, or 23.5% of segment net sales, compared to $88.8 million, or 22.3% of segment net sales, in the same period last year.

Health & Home

Comparison of Third Quarter Fiscal 2020 to Third Quarter Fiscal 2019
Operating income was $24.4 million, or 13.1% of segment net sales, compared to $19.2 million, or 10.2% of segment net sales in the same period last year. The 2.9 percentage point increase in segment operating margin was primarily due to:

•	lower advertising expense; and

•	the margin impact of a more favorable product mix.

These factors were offset by unfavorable operating leverage from the decline in sales.

Adjusted operating income increased 17.7% to $28.8 million, or 15.5% of segment net sales, compared to $24.5 million, or 13.0% of segment net sales, in the same period last year.

Comparison of First Nine Months of Fiscal 2020 to First Nine Months of Fiscal 2019
Operating income was $51.8 million, or 10.4% of segment net sales, compared to $52.5 million, or 10.0% of segment net sales, in the same period last year. The 0.4 percentage point increase in segment operating margin was primarily due to:

•	tariff exclusion refunds received for certain duties expensed in the second half of fiscal 2019 and first quarter of fiscal 2020;

•	lower advertising expense; and

•	lower product liability claim expense.

These factors were partially offset by the net unfavorable impact of foreign currency fluctuations, and unfavorable operating leverage from the decline in sales.

Adjusted operating income decreased 0.4% to $67.8 million, or 13.6% of segment net sales, compared to $68.0 million, or 12.9% of segment net sales, in the same period last year.

Beauty

Comparison of Third Quarter Fiscal 2020 to Third Quarter Fiscal 2019
Operating income was $12.6 million, or 11.9% of segment net sales, compared to $12.2 million, or 12.2% of segment net sales, in the same period last year. The 0.3 percentage point decrease in segment operating margin was primarily due to:

•	higher annual incentive compensation expense;

•	acquisition-related expenses;

•	higher amortization expense; and

•	the unfavorable margin impact of a lower mix of personal care sales.

These factors were partially offset by lower advertising expense.

Adjusted operating income increased 24.7% to $16.9 million, or 16.0% of segment net sales, compared to $13.6 million, or 13.5% of segment net sales, in the same period last year.

Comparison of First Nine Months of Fiscal 2020 to First Nine Months of Fiscal 2019
Operating income was $20.0 million, or 7.4% of segment net sales, compared to operating income of $22.4 million, or 8.8% of segment net sales, in the same period last year. The 1.4 percentage point decrease in segment operating margin was primarily due to:

•	the impact of higher freight expense to meet strong demand in the appliance category;

•	higher annual incentive and share-based compensation expense related to short- and long-term performance;

•	higher amortization expense;

•	acquisition-related expenses; and

•	the unfavorable margin impact of a lower mix of personal care sales.

These factors were partially offset by lower advertising expense and the net favorable comparative impact of pre-tax restructuring charges of $0.5 million.

Adjusted operating income increased 7.4% to $31.0 million, or 11.5% of segment net sales, compared to $28.9 million, or 11.4% of segment net sales, in the same period last year.

Interest Expense

Comparison of Third Quarter Fiscal 2020 to Third Quarter Fiscal 2019
Interest expense was $2.8 million, compared to $3.0 million. The decrease in interest expense was primarily due to lower average levels of debt outstanding and lower average interest rates.

Comparison of First Nine Months of Fiscal 2020 to First Nine Months of Fiscal 2019
Interest expense was $9.3 million, compared to $8.4 million. The increase in interest expense was primarily due to higher average interest rates.

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
For the three months ended November 30, 2019, income tax expense as a percentage of income before income tax was 10.3% compared to 6.9% for the same period last year. The year-over-year increase in the effective tax rate is primarily due to shifts in the mix of taxable income in our various tax jurisdictions and increases in certain statutory tax rates.
For the nine months ended November 30, 2019, income tax expense as a percentage of income before income tax was 9.6%, which included $1.0 million of tax benefits from share-based compensation settlements, $1.7 million of expense from the remeasurement of deferred taxes due to tax rate changes, and a $2.8 million benefit from the resolution of an uncertain tax position. Income tax expense as a percentage of income before income tax was 7.2% for the same period last year, which included $0.7 million tax benefits from share-based compensation settlements and a $0.8 million benefit from the lapse of the statute of limitations related to an uncertain tax position. The year-over-year increase in the effective tax rate is primarily due to shifts in the mix of taxable income in our various tax jurisdictions, increases in certain statutory tax rates and the comparative impact of discrete benefits recorded in the same period last year.
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

Income from continuing operations, diluted EPS from continuing operations, adjusted income from continuing operations (non-GAAP), and adjusted diluted EPS from continuing operations (non-GAAP)

In order to provide a better understanding of the impact of certain items on our income and EPS from continuing operations, the analysis that follows reports the comparative after tax impact of non-cash asset impairment charges, acquisition-related expenses, restructuring charges, amortization of intangible assets, and non-cash share‐based compensation, as applicable, on income from continuing operations, and diluted EPS from continuing operations for the periods covered below. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended November 30, 2019
	Income From Continuing Operations			Diluted EPS From Continuing Operations
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$76,594	$7,895	$68,699	$3.02	$0.31	$2.71
Acquisition-related expenses	1,475	22	1,453	0.06	—	0.06
Restructuring charges	12	—	12	—	—	—
Subtotal	78,081	7,917	70,164	3.07	0.31	2.76
Amortization of intangible assets	4,790	252	4,538	0.19	0.01	0.18
Non-cash share-based compensation	4,758	343	4,415	0.19	0.01	0.17
Adjusted (non-GAAP)	$87,629	$8,512	$79,117	$3.45	$0.34	$3.12

Weighted average shares of common stock used in computing diluted EPS						25,396

	Three Months Ended November 30, 2018
	Income From Continuing Operations			Diluted EPS From Continuing Operations
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$58,340	$4,020	$54,320	$2.21	$0.15	$2.06
Restructuring charges	25	2	23	—	—	—
Subtotal	58,365	4,022	54,343	2.21	0.15	2.06
Amortization of intangible assets	3,300	46	3,254	0.13	—	0.12
Non-cash share-based compensation	6,016	415	5,601	0.23	0.02	0.21
Adjusted (non-GAAP)	$67,681	$4,483	$63,198	$2.57	$0.17	$2.40

Weighted average shares of common stock used in computing diluted EPS						26,366

	Nine Months Ended November 30, 2019
	Income From Continuing Operations			Diluted EPS From Continuing Operations
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$172,018	$16,530	$155,488	$6.80	$0.65	$6.15
Acquisition-related expenses	1,475	22	1,453	0.06	—	0.06
Restructuring charges	1,061	68	993	0.04	—	0.04
Subtotal	174,554	16,620	157,934	6.90	0.66	6.24
Amortization of intangible assets	13,129	621	12,508	0.52	0.02	0.49
Non-cash share-based compensation	18,743	1,434	17,309	0.74	0.06	0.68
Adjusted (non-GAAP)	$206,426	$18,675	$187,751	$8.16	$0.74	$7.42

Weighted average shares of common stock used in computing diluted EPS						25,295

	Nine Months Ended November 30, 2018
	Income From Continuing Operations			Diluted EPS From Continuing Operations
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$147,045	$10,535	$136,510	$5.54	$0.40	$5.15
Restructuring charges	2,609	185	2,424	0.10	0.01	0.09
Subtotal	149,654	10,720	138,934	5.64	0.40	5.24
Amortization of intangible assets	10,822	236	10,586	0.41	0.01	0.40
Non-cash share-based compensation	17,029	1,021	16,008	0.64	0.04	0.60
Adjusted (non-GAAP)	$177,505	$11,977	$165,528	$6.69	$0.45	$6.24

Weighted average shares of common stock used in computing diluted EPS						26,520

Comparison of Third Quarter Fiscal 2020 to Third Quarter Fiscal 2019
Income from continuing operations was $68.7 million, compared to $54.3 million.  Diluted EPS from continuing operations was $2.71, compared to $2.06. Diluted EPS increased primarily due to higher operating income in the Housewares segment and the impact of lower weighted average diluted shares outstanding compared to the same period last year. This was partially offset by higher income tax expense.

Adjusted income from continuing operations increased $15.9 million, or 25.2%, to $79.1 million, compared to $63.2 million the same period last year.  Adjusted diluted EPS from continuing operations increased 30.0% to $3.12, compared to $2.40.

Comparison of First Nine Months of Fiscal 2020 to First Nine Months of Fiscal 2019
Income from continuing operations was $155.5 million, compared to $136.5 million.  Diluted EPS from continuing operations was $6.15, compared to $5.15. Diluted EPS increased primarily due to the impact of higher operating income in our Housewares segment and lower weighted average diluted shares outstanding compared to the same period last year. This was partially offset by lower operating income in our Beauty segment, higher interest expense and higher income tax expense.

Adjusted income from continuing operations increased $22.2 million, or 13.4%, to $187.8 million, compared to $165.5 million.  Adjusted diluted EPS from continuing operations increased 18.9% to $7.42, compared to $6.24.

Financial Condition, Liquidity and Capital Resources

Selected measures of our liquidity and capital resources are shown for the periods below:

	Nine Months Ended November 30,
	2019	2018
Accounts Receivable Turnover (Days) (1)	68.9	69.4
Inventory Turnover (Times) (1)	2.9	3.4
Working Capital (in thousands)	$411,340	$338,008
Current Ratio	2.3:1	2.0:1
Ending Debt to Ending Equity Ratio	21.0%	32.9%
Return on Average Equity (1)	18.2%	14.1%
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

Operating Activities

Operating activities from continuing operations provided net cash of $101.4 million for the nine months ended November 30, 2019, compared to $109.5 million for the same period last year.  The decrease is primarily due to an increase in cash used for accounts receivable, accounts payable and accrued expenses and was partially offset by increased income from continuing operations.

Investing Activities

During the nine months ended November 30, 2019, we invested in capital and intangible asset expenditures of $13.2 million, compared to $22.2 million for the same period last year. The decrease is primarily due to the comparative impact of leasehold improvement expenditures in the same period last year.

Financing Activities

Financing activities from continuing operations used $80.4 million of cash during the nine months ended November 30, 2019, compared to $84.8 million for the same period last year.  A reduction in repurchases of common stock was offset by higher net repayments on our line of credit for the first nine months of fiscal 2020 compared to the same period last year.

Credit and Other Debt Agreements

Credit Agreement

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1.0 billion as of November 30, 2019. The commitment under the Credit Agreement terminates and the Credit Agreement matures on December 7, 2021. Borrowings accrue interest under one of two alternative methods (based on a base rate or LIBOR) as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. As of November 30, 2019, the outstanding revolving loan principal balance was $225.8 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $9.0 million. As of November 30, 2019, the amount available for borrowings under the Credit Agreement was $765.2 million. Covenants in our debt agreements limit the amount of total indebtedness we can incur.  As of November 30, 2019, these covenants effectively limited our ability to incur more than $730.5 million of additional debt from all sources, including our Credit Agreement, or $765.2 million in the event a qualified acquisition is consummated.

Other Debt Agreements

We have an aggregate principal balance of $20.5 million (excluding prepaid financing fees) under a loan agreement with the Mississippi Business Finance Corporation (the “MBFC Loan”) as of November 30, 2019. The borrowings were used to fund construction of our Olive Branch, Mississippi distribution facility. Since March 2018, the MBFC Loan can be called by the holder at any time. The remaining loan balance is payable as follows: $1.9 million annually on March 1, 2020 through 2022; and $14.8 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

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

Contractual Obligations

As of November 30, 2019, there have been no material changes from the information provided in our latest annual report on Form 10-K.  Additional information regarding contractual obligations can be found in Notes 11, 12 and 19 to the accompanying condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs

Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements, including our pending acquisition of Drybar Products LLC. Other than the Drybar Products LLC acquisition, we expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet. In addition, we continue to evaluate acquisition opportunities on a regular basis. We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition. We may also elect to repurchase additional shares of common stock under our Board authorization, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing. For additional information, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in our latest annual report on form 10-K and Part II, Item 2, "Unregistered Sales of Equity Securities and

Use of Proceeds" in this report. As of November 30, 2019, the amount of cash and cash equivalents held by our foreign subsidiaries was $18.1 million, of which, $0.6 million was held in foreign countries where the funds may not be readily convertible into other currencies.

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

•
expectations regarding recent, pending and future acquisitions or divestitures, including our ability to realize anticipated cost savings, synergies and other benefits along with our ability to effectively integrate acquired businesses or separate divested businesses;

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), maintains disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 ("Exchange Act") that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended November 30, 2019. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of November 30, 2019, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our fiscal quarter ended November 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes our share repurchase activity for the periods shown:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
September 1 to September 30, 2019	6,350	$153.83	6,350	$393,038
October 1 to October 31, 2019	116	156.05	116	393,020
November 1 to November 30, 2019	43	155.34	43	393,013
Total	6,509	$153.88	6,509

(1)
The number of shares above includes shares of common stock acquired from employees who tendered shares to: (i) satisfy the tax withholding on equity awards as part of our long-term incentive plans or (ii) satisfy the exercise price on stock option exercises. For the three months ended November 30, 2019, 6,509 shares were acquired at a weighted average per share price of $153.88.

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 30, 2019, formatted in Inline eXtensible Business Reporting Language ("iXBRL"): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.

		104	Cover Page, formatted in iXBRL and contained in Exhibit 101.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	January 9, 2020	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date:	January 9, 2020	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer