Form 10-K
period 2020-02-29
HELEN OF TROY LTD
filed 2020-04-29
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2020
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
(915) 225-8000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, $0.10 par value per share	HELE	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                         Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of August 31, 2019, based upon the closing price of the common shares as reported by The NASDAQ Global Select Market on such date, was approximately 3,831,315,388.
As of April 22, 2020, there were 25,243,702 common shares, $0.10 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2020 Annual General Meeting of Shareholders to be filed within one hundred and twenty days of the fiscal year ended February 29, 2020 (2020 Proxy Statement) are incorporated by reference into Part III of this report to the extent described herein.

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
Segment Information
We currently have three business segments, which are included in our financial statements in continuing operations:

•
Housewares:  Provides a broad range of products to help with food preparation, cooking, cleaning, organization, beverage service, and other tasks to ease everyday living for families. This segment sells primarily to retailers as well as through our direct-to-consumer channel.

•	Health & Home: Provides healthcare and home environment products. Sales for the segment are primarily to retailers, with some direct-to-consumer channel sales.

•
Beauty:  Provides mass and prestige market personal care and beauty appliance products including hair styling appliances, grooming tools, decorative haircare accessories, and liquid, solid and powder-based personal care products.  This segment sells primarily to retailers, beauty supply wholesalers and directly to the consumer.

Unless otherwise indicated, all amounts are presented from continuing operations. Discontinued operations refers to our former Nutritional Supplements segment, which was divested on December 20, 2017. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and Note 6 to the accompanying consolidated financial statements for more information.
For more segment and geographic information concerning our net sales revenue, long-lived assets and operating income, refer to Note 20 to the accompanying consolidated financial statements.
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
Fiscal 2019 marked the completion of Phase I of our multi-year transformation strategy, which delivered performance across a wide range of measures. We improved organic sales growth by focusing on our Leadership Brands, made strategic acquisitions, became a more efficient operating company with strong global shared services, upgraded our organization and culture, improved inventory turns and return on invested capital, and returned capital to shareholders.

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

On January 23, 2020, we completed the acquisition of Drybar Products LLC ("Drybar Products"), for approximately $255.9 million in cash, subject to certain customary closing adjustments. Drybar Products is a fast-growing, innovative, trend-setting prestige hair care and styling brand. As part of the transaction, we granted a worldwide license to Drybar Holdings LLC, the owner and long-time operator of Drybar blowout salons, to use the Drybar trademark in their continued operation of Drybar salons. The salons will exclusively use, promote, and sell Drybar products globally. The acquisition of Drybar Products adds an 8th Leadership Brand to the Company. Leadership Brands are brands which have number-one or number-two positions in their respective categories and, in addition to Drybar, include OXO, Honeywell, Braun, PUR, Hydro Flask, Vicks, and Hot Tools.
During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our mass market personal care business. The assets to be disposed of include intangible assets, inventory and fixed assets relating to our mass channel liquids, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium. We expect the divestiture to occur within fiscal 2021. Accordingly, we have classified the identified assets of the disposal group as held for sale. The plan to divest these assets advances our strategy to focus our resources on our Leadership Brands.
Our Products
The following table summarizes the types of products we sell by business segment:

Segment	Product Category	Primary Products
Housewares	Food Preparation and Storage	Food preparation tools and gadgets, food storage containers and storage and organization products
	Cleaning, Bath and Garden	Household cleaning products, shower organization, bathroom accessories, and gardening products
	Infant and Toddler	Feeding and drinking products, child seating, cleaning tools and nursery accessories
	Hot and Cold Beverage and Food Containers	Insulated water bottles, jugs, thermoses, drinkware, travel mugs and food containers
Health & Home	Healthcare	Thermometers, blood pressure monitors and humidifiers
	Water Filtration	Faucet mount water filtration systems and pitcher based water filtration systems
	Home Environment	Air purifiers, heaters, fans, humidifiers and dehumidifiers
Beauty	Appliances and Accessories (1)	Mass and prestige market hair and skin care appliances, grooming brushes, tools and decorative hair accessories
	Personal Care (1)(2)	Mass and prestige market shampoos, liquid hair styling products, treatments and conditioners.

(1)	On January 23, 2020, we completed the acquisition of Drybar Products which offers innovative, trend setting prestige hair care and styling products.

(2)
During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our mass market personal care business. The assets to be disposed of include intangible assets, inventory and fixed assets relating to our mass channel liquids, powder and aerosol products. We have classified the identified assets as held for sale. For additional information see Note 5 to the accompanying consolidated financial statements.

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
The following table lists our key trademarks by segment:

Segment	Owned	Licensed
Housewares	OXO, Good Grips, Hydro Flask, Soft Works, OXO tot
Health & Home	PUR	Honeywell, Braun, Vicks
Beauty	Drybar, Hot Tools, Brut, Pert, Sure, Infusium	Revlon, Bed Head
Patents and Other Intellectual Property
We maintain utility and design patents in the United States and several foreign countries.  We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.
Sales and Marketing
We currently market our products in over 95 countries throughout the world. Sales within the United States comprised approximately 79%, 78% and 79% of total net sales revenue in fiscal 2020, 2019 and 2018, respectively. Our segments primarily sell their products through mass merchandisers, drugstore chains, warehouse clubs, home improvement stores, grocery stores, specialty stores, beauty supply retailers, e-commerce retailers, wholesalers, and various types of distributors, as well as directly to consumers.  We collaborate extensively with our retail customers and, in many instances, produce specific versions of our product lines with exclusive designs and packaging for their stores, which are appropriately priced for their respective customer bases.  We market products principally through the use of outside sales representatives and our own internal sales staff, supported by our internal marketing, category management, engineering, creative services, and customer and consumer service staff.  These groups work closely together to develop pricing and distribution strategies, to design packaging and to help develop product line extensions and new products.
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
Manufacturing and Distribution
We contract with unaffiliated manufacturers, primarily in China and Mexico, to manufacture a significant portion of our finished goods for the Beauty appliances and accessories, Housewares, Healthcare, Water Filtration, and Home Environment product categories.  The North American region of the personal care category of the Beauty segment sources most of its products from U.S. manufacturers. Finished goods manufactured by vendors in the Far East comprised approximately 76%, 74% and 74% of finished goods purchased for fiscal 2020, 2019 and 2018, respectively.
We occupy owned and leased office and distribution space in various locations to support our operations.  These facilities include our U.S. headquarters in El Paso, Texas, and distribution centers in Southaven, Mississippi, and Olive Branch, Mississippi, which are used to support a significant portion of our domestic distribution.
Customers
Sales to our largest customer accounted for approximately 18%, 16% and 13% of our consolidated net sales revenue in fiscal 2020, 2019 and 2018, respectively.  Sales to our second largest customer accounted for approximately 14%, 16% and 17% of our consolidated net sales revenue in fiscal 2020, 2019 and 2018, respectively.  Sales to our third largest customer did not account for 10% or more of our consolidated net sales revenue in fiscal 2020, however, did account for 10% of our consolidated net sales revenue in fiscal 2019 and 2018, respectively. No other customers accounted for 10% or more of consolidated net sales revenue during those fiscal years.  Sales to our top five customers accounted for approximately 50%, 51% and 49% of our consolidated net sales revenue in fiscal 2020, 2019 and 2018, respectively.
Order Backlog
When placing orders, our individual consumer, retail and wholesale customers usually request that we ship the related products within a short time frame.  As such, there usually is no significant backlog of orders in any of our distribution channels.

Seasonality

SEASONALITY AS A PERCENTAGE OF ANNUAL NET SALES REVENUE
	Fiscal Years Ended Last Day of February
Fiscal Quarter Ended	2020	2019	2018
May	22.0%	22.7%	22.0%
August	24.2%	25.2%	23.3%
November	27.8%	27.6%	28.5%
February	26.0%	24.5%	26.2%

Our sales are seasonal due to different calendar events, holidays and seasonal weather patterns.  Historically, the third fiscal quarter produces the highest net sales revenue during the fiscal year.

Competitive Conditions

We generally sell our products in markets that are very competitive and mature.  Our products compete against similar products of many large and small companies, including well-known global competitors.  In many of the markets and industry segments in which we sell our products we compete against other branded products as well as retailers' private-label brands.  We believe that we have certain key competitive advantages, such as well recognized brands, engineering expertise and innovation, sourcing and supply chain know-how, and productive co-development relationships with our Far East manufacturers.  We support our products with advertising, promotions and other marketing activities, as well as an extensive sales force in order to build awareness and to encourage new consumers to try our brands and products.  We are well positioned in the industry segments and markets in which we operate, often holding a leadership or significant market share position.  We believe these advantages allow us to bring our retailers a differentiated value proposition.

The following table summarizes our primary competitors by business segment:

Segment	Competitor
Housewares	Lifetime Brands, Inc. (KitchenAid), Newell Brands Inc., Simple Human LLC, Yeti Holdings, Inc. (Yeti), Bradshaw Home, Inc. (BradshawHome)
Health & Home
Exergen Corporation, Omron Healthcare, Inc., Crane Engineering, Newell Brands, Inc., Lasko Products, LLC., The Clorox Company (Brita), Zero Technologies, LLC, Vornado Air Circulation Systems, Dyson Ltd, Unilever (Blueair), Guardian Technologies LLC.

Beauty	Conair, Spectrum Brands Holdings Inc. (Remington), Newell Brands, Inc., The Procter & Gamble Company, Unilever N.V., Colgate-Palmolive Company, Coty Inc., Dyson Ltd
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
Additionally, an emerging trend with both governments and our retail customers is to prescribe public and private social accountability reporting requirements regarding our worldwide business activities.  In our product space, some requirements have already been mandated and we believe others may become required in the future.  Examples of current requirements include conflict minerals content reporting, customer reporting of foreign fair labor practices in connection with our supply chain vendors, and evaluating the risks of human trafficking and slavery.
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
Employees
As of February 29, 2020, we employed approximately 1,650 full-time employees worldwide.  We also use temporary, part-time and seasonal employees as needed.  None of our U.S. employees are covered by a collective bargaining agreement.  Certain of our employees in Europe are covered by collective arrangements or works counsel in accordance with local practice.  We have never experienced a work stoppage, and we believe that we have satisfactory working relations with our employees.
Available Information
We maintain our main Internet site at: http://www.helenoftroy.com.  The information contained on this website is not included as a part of, or incorporated by reference into, this report.  We make available on or through our main website’s Investor Relations page under the heading “SEC Filings” certain reports and amendments to those reports that we file with, or furnish to, the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements on Schedule 14A, amendments to these reports, and the reports required under Section 16 of the Exchange Act of transactions in our common stock by directors and officers.  We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.  Also, on the Investor Relations page, under the heading “Corporate Governance,” are our Code of Ethics, Code of Conduct, Corporate Governance Guidelines and the Charters of the Committees of the Board of Directors.

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
We expect the current public health crisis resulting from the outbreak of novel coronavirus disease (commonly referred to as "COVID-19") to adversely impact our business, which could have a material impact on our operating results and financial condition. We must successfully manage the demand, supply, and operational challenges associated with the actual or perceived effects of COVID-19 and any similar future public health crisis, pandemic or epidemic.
Our business may be negatively impacted by the fear of exposure to, or actual effects of, pandemics and epidemics or similar public health crises. In response to a public health crisis, national, state and local authorities may implement a variety of measures to limit the spread of a disease, such as travel restrictions, social distancing or imposing quarantine and isolation measures on the population. The impacts of a public health crisis may include, but are not limited to:

•
Significant reductions in demand or significant volatility in demand for our products, which may be caused by, among other things, the temporary inability of consumers to purchase our products due to illness, self-quarantine, travel restrictions, financial hardship, restrictions that limit access to or close customer stores, or shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products;

•
Inability to meet our customers’ needs and achieve costs targets due to disruptions in distribution capabilities or our supply chain caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, restricted transportation or increased freight costs, reduced workforce, or other manufacturing sources and distribution processes;

•
Failure of third parties on which we rely, including our suppliers, customers, distributors, commercial banks, and external business partners, to meet their obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may adversely impact our operations; or

•
Significant changes in the political environment in which we manufacture, sell or distribute our products, including quarantines, governmental authority actions, closures or other restrictions that limit or close operating and manufacturing or distribution facilities, restrict employees’ ability to travel or perform necessary business functions, or otherwise prevent our external business partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products, which could adversely impact our results.

On March 13, 2020, the President of the United States announced a National Emergency relating to COVID-19. There is a possibility of widespread infection in the U.S. and abroad, with the potential for catastrophic impact. As a result of these and other effects, we expect COVID-19 to adversely impact our business, which could be material. The impact includes the effect of temporary closures of, and limited hours of operation and materially lower store traffic at, customer stores. The COVID-19 pandemic is also impacting our third-party manufacturers, most of which are located in the Far East, principally China. The extent of the impact of COVID-19 on our business and financial results will depend largely on future developments, including the duration of the spread of the COVID-19 outbreak within the U.S. and globally, the impact on capital and financial markets and the related impact on consumer confidence and spending. These future developments are outside of our control, are highly uncertain and cannot be predicted. If the impact is prolonged, then it can further increase the difficulty of planning for operations.

These and other potential impacts of the current public health crisis could therefore materially and adversely affect our business, financial condition, cash flows and results of operations. This situation is changing rapidly, and additional impacts may arise that we are not currently aware of. Accordingly, the results for the first quarter of fiscal 2021, as well as for the full fiscal 2021, could be impacted in ways that we are not able to predict today, including, but not limited to, non-cash write-downs and asset impairment charges (including impairments of goodwill and other indefinite-lived intangible assets).

Our ability to deliver products to our customers in a timely manner and to satisfy our customers’ fulfillment standards are subject to several factors, some of which are beyond our control.

Retailers place great emphasis on timely delivery of our products for specific selling seasons, especially during our third fiscal quarter, and on the fulfillment of consumer demand throughout the year. We cannot control all of the various factors that might affect product delivery to retailers. Vendor production delays, difficulties encountered in shipping from overseas, customs clearance delays, and operational issues with any of the third-party logistics providers we use in certain countries are on-going risks of our business. We also rely upon third-party carriers for our product shipments from our distribution centers to customers. In certain circumstances, we rely on the shipping arrangements our suppliers have made in the case of products shipped directly to retailers from the suppliers. Accordingly, we are subject to risks, including labor disputes, inclement weather, public health crises (such as pandemics and epidemics), natural disasters, possible acts of terrorism, availability of shipping containers, and increased security restrictions associated with the carriers’ ability to provide delivery services to meet our shipping needs. Further, our delivery process must often accommodate special vendor requirements to use specific carriers and delivery schedules. Failure to deliver products to our retailers in a timely and effective manner could damage our reputation and brands and result in the loss of customers or reduced orders, which could have a material adverse effect on our business, operating results and financial condition.
Large customers may take actions that adversely affect our gross profit and operating results.
With the continuing trend towards retail trade consolidation, we are increasingly dependent upon key customers whose bargaining strength is substantial and growing. We may be negatively affected by changes in the policies of our customers, such as actions to respond to a public health crisis, on-hand inventory reductions, limitations on access to shelf space, use of private label brands, price and term demands, and other conditions, which could negatively impact our business, operating results and financial condition.
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

We are subject to risks related to our dependence on the strength of retail economies and may be vulnerable in the event of a prolonged economic downturn, including from the effects of COVID-19.
Our business depends on the strength of the retail economies in various parts of the world, primarily in North America and to a lesser extent EMEA, Asia and Latin America. These retail economies are affected for the most part by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, public health crises (such as pandemics and epidemics), terrorist attacks and political unrest. Consumer spending in any geographic region is generally affected by a number of factors, including local economic conditions, government actions, inflation, interest rates, energy costs, unemployment rates, gasoline prices, and consumer confidence, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. The COVID-19 pandemic has reduced consumer demand, and is expected to continue to do so. Measures imposed or that may in the future be imposed by national, state and local authorities in response to COVID-19 are expected to have serious adverse impacts of uncertain severity and duration on domestic and foreign economies. The effectiveness of economic stabilization efforts, including government payments and loans to affected citizens and industries, is uncertain. Some economists are predicting the U.S. may enter a recession as a result of the pandemic. Any sustained economic downturn in the U.S. or any of the other countries in which we conduct significant business, may cause significant readjustments in both the volume and mix of our product sales, which could materially and adversely affect our business, operating results and financial condition.
Our operating results are dependent on sales to several large customers and the loss of, or substantial decline in, sales to a top customer could have a material adverse effect on our revenues and profitability.
A few customers account for a substantial percentage of our net sales revenue. Our financial condition and operating results could suffer if we lost all or a portion of the sales to any one of these customers. In particular, sales to our two largest customers accounted for approximately 32% of our consolidated net sales revenue in fiscal 2020. While only two customers individually accounted for 10% or more of our consolidated net sales revenue in fiscal 2020, sales to our top five customers in aggregate accounted for approximately 50% of fiscal 2020 consolidated net sales revenue. We expect that a small group of customers will continue to account for a significant portion of our net sales revenue. Although we have long-standing relationships with our major customers, we generally do not have written agreements that require these customers to buy from us or to purchase a minimum amount of our products. A substantial decrease in sales to any of our major customers could have a material adverse effect on our financial condition and operating results. We expect that the creditworthiness of some of our customers may be vulnerable to the impact of the current public health crisis. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a deterioration in the credit worthiness or bankruptcy filing of a key customer could have a material adverse effect on our business, operating results and financial condition.
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
We complete our analysis of the carrying value of our goodwill and other intangible assets during the fourth quarter of our fiscal year, or more frequently, whenever events or changes in circumstances indicate their carrying value may not be recoverable. Events and changes in circumstances that may indicate there is impairment and which may indicate interim impairment testing is necessary include, but are not limited to: strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions; the impact of the economic environment on our customer base and on broad market conditions that drive valuation considerations by market participants; our internal expectations with regard to future revenue growth and the assumptions we make when performing our impairment reviews; a significant decrease in the market price of our assets; a significant adverse change in the extent or manner in which our assets are used; a significant adverse change in legal factors or the business climate that could affect our assets; an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset; and significant changes in the cash flows associated with an asset. We analyze these assets at the individual asset, reporting unit and company levels. As a result of such circumstances, we may be required to record a significant charge to net income in our financial statements during the period in which any impairment of our goodwill, indefinite-lived intangible assets or other long-term assets is determined. As a result of such circumstances and the current public health crisis, we may be required to revise certain accounting estimates and judgments such as those related to the valuation of goodwill and other indefinite-lived intangible assets, which could result in material non-cash impairment charges. Any such impairment charges could have a material adverse effect on our results of operations.

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
Our functional currency is the U.S. Dollar. Changes in the relation of other foreign currencies to the U.S. Dollar will affect our sales and profitability and can result in exchange losses because we have operations and assets located outside the U.S. We transact a portion of our international business in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. Accordingly, foreign operations will continue to expose us to foreign currency fluctuations, both for purposes of actual conversion and financial reporting purposes. Additionally, we purchase a substantial amount of our products from Chinese manufacturers in U.S Dollars. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years. During fiscal 2020 the Chinese Renminbi weakened against the U.S. dollar by approximately 5.0%. Chinese Renminbi currency fluctuations have the potential to add volatility to our product costs over time.
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
Significant judgment is required to determine our effective tax rate and evaluate our tax positions. We provide for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria prescribed by applicable accounting standards. Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may impact our effective tax rate and financial results. Additionally, we are subject to audits in the various taxing jurisdictions in which we conduct business. In cases where audits are conducted and issues are raised, a number of years may elapse before such issues are finally resolved. Unfavorable resolution of any tax matter could increase the effective tax rate, which could have an adverse effect on our operating results and cash flow. For additional information regarding our taxes, see Note 22 to the accompanying consolidated financial statements.
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

In December 2017, the EU Economic and Financial Affairs Council (“ECOFIN”) released a list of non-cooperative jurisdictions for tax purposes. The stated aim of this list, and accompanying report, was to promote good governance worldwide in order to maximize efforts to prevent tax fraud and tax evasion. Our jurisdiction of organization is Bermuda and one of our subsidiaries is organized in Barbados, two of the countries identified in the ECOFIN report. In light of recent “economic substance” legislation in Bermuda and Barbados (discussed in more detail below), ECOFIN has declared that both countries now “cooperate with the EU” and are considered to have “implemented all commitments.”

The economic substance legislation in each of Bermuda and Barbados requires certain entities engaged in “relevant activities” in that country to maintain a substantial economic presence in the country, and to satisfy economic substance requirements. The list of “relevant activities” in the respective statutes includes carrying on as a business any one or more of several enumerated activities, such as headquarters, shipping, distribution and service center, intellectual property and holding entities. Any entity that is required to satisfy economic substance requirements must file a declaration with the Bermuda Registrar of Companies and the Ministry of International Business and Industry in Barbados, as applicable. Failure to comply with the economic substance requirements could result in automatic disclosure of relevant information to competent authorities in the EU (and perhaps elsewhere). Other sanctions include financial penalties, restriction or regulation of business activities and/or being struck off as a registered entity in Bermuda or Barbados.

Although the local authorities have released some implementing guidelines, the impact of the foregoing legislation and developments is unclear, including how the requirements will be measured and whether additional or revised requirements may be enacted by Bermuda or Barbados. We are evaluating the guidelines and will be implementing changes as needed to comply with the legislation. However, we cannot predict the effect of Bermuda’s or Barbados’s current or future economic substance requirements on our business, which may impact the manner and jurisdictions in which we operate, and which could adversely affect our business, financial condition or results of operations.
Our business is subject to weather conditions, the duration and severity of the cold and flu season and other related factors, which can cause our operating results to vary from quarter to quarter and year to year.
Sales in our Health & Home segment are influenced by weather conditions. Sales volumes for thermometry, humidifiers and heating appliances are higher during, and subject to, the severity of the cold weather months, while sales of fans and insect control devices are higher during, and subject to, weather conditions in spring and summer months. Weather conditions can also more broadly impact sales across the organization. Additionally, natural disasters (such as wildfires, hurricanes and ice storms), public health crises (such as pandemics and epidemics), or unusually severe winter weather may result in temporary unanticipated fluctuations in retail traffic and consumer demand, may impact our ability to staff our distribution facilities or could otherwise impede timely transport and delivery of products from our distribution facilities. Sales in our Health & Home segment are also impacted by cough, cold and flu seasonal trends, including the duration and severity of the cold and flu season. These factors could have a material adverse effect on our business, operating results and financial condition.

We are dependent on third-party manufacturers, most of which are located in the Far East, and any inability to obtain products from such manufacturers could have a material adverse effect on our business, operating results and financial condition.
All of our products are manufactured by unaffiliated companies, most of which are in the Far East, principally in China. For fiscal 2020, finished goods manufactured in the Far East comprised approximately 76% of total finished goods purchased. This concentration exposes us to risks associated with doing business globally, including: global public health crises (such as pandemics and epidemics); changing international political relations; labor availability and cost; changes in laws, including tax laws, regulations and treaties; changes in labor laws, regulations and policies; changes in customs duties, additional tariffs and other trade barriers; changes in shipping costs; currency exchange fluctuations; local political unrest; an extended and complex transportation cycle; the impact of changing economic conditions; and the availability and cost of raw materials and merchandise. The political, legal and cultural environment in the Far East is rapidly evolving, and any change that impairs our ability to obtain products from manufacturers in that region, or to obtain products at marketable rates, could have a material adverse effect on our business, operating results and financial condition.
The current global public health crisis has disrupted our ability to receive manufactured products from the Far East and has disrupted our suppliers located elsewhere who rely on products from the Far East. Temporary factory closures and the pace of workers returning to work could further impact our suppliers' ability to source certain raw materials and to produce and fulfill finished goods orders in a timely manner. If we continue to experience supply disruptions as a result of the global public health crisis, we may not be able to develop short-term sourcing alternatives. Any disruption to our supply chain, even for a relatively short period of time, could cause a loss of revenue, which could adversely affect our operating results.
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
The cost of these raw materials and energy, in the aggregate, represents a significant portion of our cost of goods sold and certain operating expenses, which we may not be able to pass on to our customers. Our operating results could be adversely affected by future increases in these costs. Additionally, the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, restricted transportation or increased freight costs, reduced workforce, or other manufacturing and distribution disruption could adversely impact our ability to meet our customers’ needs.

If significant tariffs or other restrictions are placed on imports from China or any retaliatory trade measures are taken by China, our business and results of operations could be materially and adversely affected.

We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the U.S. This concentration exposes us to risks associated with doing business globally, including changes in tariffs. Any alteration of trade agreements and terms between China and the U.S., including limiting trade with China, imposing additional tariffs on imports from China and potentially imposing other restrictions on exports from China to the U.S. may result in further and or higher tariffs, or retaliatory trade measures by China, all of which could have a material adverse effect on our business and operating results.

Certain of our U.S. distribution facilities are geographically concentrated and operate during peak shipping periods at or near capacity. These factors increase our risk that disruptions could occur and significantly affect our ability to deliver products to our customers in a timely manner. Such disruptions could have a material adverse effect on our business.
Most of our U.S. distribution, receiving and storage functions are consolidated into two distribution facilities in northern Mississippi. Approximately 67% of our consolidated gross sales volume shipped from facilities in this region in fiscal 2020. For this reason, any disruption in our distribution process in either of these facilities, even for a few days, could adversely affect our business, operating results and financial condition. For example, in connection with the current public health crisis, government mandated or suggested isolation protocols could limit or disrupt the distribution process at either facility, or even cause the closure of either facility, which could have a material adverse effect on our business, operating results and financial condition.
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
The extent of the impact of the current public health crisis on our business and financial results will depend largely on future developments, including the duration of the spread of the COVID-19 outbreak within the U.S. and globally, the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. Consequently, these and other potential impacts could also cause future sales and net income to vary materially from our projections. This situation is changing rapidly, and additional impacts may arise that we are not currently aware of.

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
Our long-term success in the competitive retail environment depends on our ability to develop and commercialize a continuing stream of innovative new products that meet changing consumer preferences and take advantage of opportunities sooner than our competition. We face the risk that our competitors will introduce innovative new products that compete with our products. There are numerous uncertainties inherent in successfully developing and commercializing new products on a continuing basis and new product launches may not deliver expected growth in sales or operating income. Additionally, the effects of COVID-19 could delay our development or introduction of new products or require us to make unexpected changes to our products. If we are unable to develop and introduce a continuing stream of competitive new products, it may have an adverse effect on our business, operating results and financial condition.
Our operating results may be adversely affected by trade barriers, exchange controls, expropriations, and other risks associated with domestic and foreign operations.
The economies of foreign countries important to our operations, including countries in Asia, EMEA and Latin America, could suffer slower economic growth or economic, social and/or political instability or hyperinflation in the future. Our international operations in countries in Asia, EMEA and Latin America, including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us. Additionally, there may be uncertainty resulting from recent political changes in the U.S. and abroad, the Brexit transition in the United Kingdom (the “U.K.”), ongoing terrorist activity, and other global events. The exit of the U.K. from European Union (the “EU”) membership (commonly referred to as “Brexit”) could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations. These factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.
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

•	social, political or economic instability;

•	acts of war and terrorism;

•	natural disasters and public health crises, such as pandemics and epidemics (including COVID-19);

•	reduced protection of intellectual property rights in some countries;

•	increases in duties and taxation;

•	restrictions on transfer of funds or exchange of currencies;

•	currency devaluations;

•	expropriation of assets; and

•	other adverse changes in policies, including monetary, tax or lending policies, encouraging foreign investment or foreign trade by our host countries.
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
We need sufficient sources of liquidity to fund our working capital requirements, service our outstanding indebtedness and finance business opportunities. Without sufficient liquidity, we could be forced to curtail our operations, or we may not be able to pursue business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash, credit facilities, and other debt arrangements. If our sources of liquidity do not satisfy our requirements, we may need to seek additional financing. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the reaction by banks and financial institutions to a public health crisis (such as pandemics and epidemics), the regulatory environment for banks and other financial institutions, the availability of credit and our reputation with potential lenders. Further, disruptions in national and international credit markets could result in limitations on credit availability, tighter lending standards, higher interest rates on consumer and business loans, and higher fees associated with obtaining and maintaining credit availability. Disruptions may also materially limit consumer credit availability and restrict credit availability to us and our customer base. In addition, in the event of disruptions in the financial markets, current or future lenders may become unwilling or unable to continue to advance funds under any agreements in place, increase their commitments under existing credit arrangements or enter into new financing arrangements. These factors could materially adversely affect our liquidity, costs of borrowing and our ability to pursue business opportunities or grow our business, and threaten our ability to meet our obligations as they become due. In addition, covenants in our debt agreements could restrict or delay our ability to respond to business opportunities, or in the event of a failure to comply with such covenants, could result in an event of default, which if not cured or waived, could have a material adverse effect on us.
Our business involves the potential for product recalls, product liability and other claims against us, which could materially and adversely affect our business, operating results and financial condition.
We are, from time to time, involved in various claims, litigation matters and regulatory proceedings that arise in the ordinary course of our business and that could have a material adverse effect on us. These matters may include personal injury and other tort claims, deceptive trade practice disputes, intellectual property disputes, product recalls, contract disputes, warranty disputes, employment and tax matters and other proceedings and litigation, including class actions. It is not possible to predict the outcome of pending or future litigation. As with any litigation, it is possible that some of the actions could be decided unfavorably, resulting in significant liability and, regardless of the ultimate outcome, can be costly to defend. Our results and our business could also be negatively impacted if one of our brands suffers substantial damage to its reputation due to a significant product recall or other product-related litigation and if we are unable to effectively manage real or perceived concerns about the safety, quality, or efficacy of our products.
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
Significant changes in regulations or product certifications could adversely impact our operations.
As a global company, we are subject to U.S. and foreign regulations and industry-specific product certifications.  For example, thermometers distributed by our Health and Home segment must comply with various regulations governing the production and distribution of medical devices.  These regulations could vary from country to country.  Significant new regulations or material changes to existing regulations could delay or interrupt distribution of our products in certain countries.  Additionally, we cannot guarantee that our products will receive regulatory approval in all countries.  Similarly, some of our Beauty segment’s customers demand that our Beauty appliances comply with various safety certifications, including UL certifications.   Significant new certification requirements or changes to existing certification requirements could delay or interrupt distribution of our products, or make them more costly to produce.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of February 29, 2020, we own, lease or otherwise utilize through third-party management service agreements various properties worldwide for sales, procurement, research and development, administrative and distribution facilities. Our U.S. headquarters are located in El Paso, Texas, and we have two main distribution facilities in Southaven and Olive Branch, Mississippi, which service all of our segments. We believe our facilities are adequate to conduct our business.
Item 3. Legal Proceedings
We are involved in various legal claims and proceedings in the normal course of operations. In the opinion of management, the outcome of these matters will not have a material adverse effect on our consolidated financial position, operating results or liquidity. See Note 15 to the accompanying consolidated financial statements for a further discussion.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock is listed on the NASDAQ Global Select Market under symbol: HELE.
Approximate Number of Equity Security Holders of Record
Our common stock is our only class of equity security outstanding at February 29, 2020. As of April 22, 2020, there were 136 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders whose shares are held of record by banks, brokers and other financial institutions.
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
Issuer Purchases of Equity Securities
In May 2019, we announced that our Board of Directors had authorized the repurchase of up to $400 million of our outstanding common stock.  The authorization is effective May 8, 2019 for a period of three years and replaced Helen of Troy's previous repurchase authorization, of which approximately $107.4 million remained. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities.  See Note 13 to the accompanying consolidated financial statements for additional information.
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
Share repurchase activity during the three-month period ended February 29, 2020, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
December 1 through December 31, 2019	171	$158.40	171	$392,986
January 1 through January 31, 2020	34	188.32	34	392,979
February 1 through February 29, 2020	—	—	—	392,979
Total	205	$163.36	205

(1)
The number of shares above includes shares of common stock acquired from employees who tendered shares to: 1) satisfy the tax withholding on equity awards as part of our long-term incentive plans or 2) satisfy the exercise price on stock option exercises. For the three-month period ended February 29, 2020 and the full fiscal year 2020, 205 and 77,272 shares were acquired from employees at a weighted average per share price of $163.36 and $131.61, respectively.

(2)
Reflects the remaining dollar value of shares that may yet be purchased under our Stock Repurchase Plan through the end of February 29, 2020 as authorized by the Company's Board of Directors in May 2019. For additional information, see Note 13 to the accompanying consolidated financial statements.

The following table summarizes our share repurchase activity for the periods shown:

(in thousands, except share and per share data)	Fiscal Years Ended Last Day of February,
	2020	2019	2018
Common stock repurchased on the open market:
Number of shares	—	1,875,469	717,300
Aggregate value of shares	$—	$212,080	$65,795
Average price per share	$—	$113.08	$91.73

Common stock received in connection with share-based compensation:
Number of shares	77,272	59,024	75,785
Aggregate value of shares	$10,169	$5,413	$7,258
Average price per share	$131.61	$91.70	$95.77

Performance Graph

The graph below compares the cumulative total return of our Company to the NASDAQ Market Index and a Peer Group Index, assuming $100 was invested on February 27, 2015. The Peer Group Index is the Dow Jones - U.S. Personal Products, Broad Market Cap, Yearly, and Total Return Index. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN
FOR HELEN OF TROY LIMITED, PEER GROUP INDEX AND
NASDAQ MARKET INDEX
350.00
300.00
250.00
200.00
150.00
100.00
50.00
2015
2016
2017
2018
2019
2020
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

Item 6. Selected Financial Data

The selected consolidated statements of income and cash flow data for fiscal 2020, 2019 and 2018, and the selected consolidated balance sheet data as of the end of fiscal 2020 and 2019, have been derived from our audited consolidated financial statements included in this report. The selected consolidated statements of income and cash flow data for fiscal 2017 and 2016, and the selected consolidated balance sheet data as of the end of fiscal 2018, 2017 and 2016, have been derived from our audited consolidated financial statements, which are not included in this report. This information should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements included in this report. All currency amounts are denominated in U.S. Dollars.

In December 2017, we sold our former Nutritional Supplements segment. The operating results of this segment are presented as discontinued operations for all applicable periods presented. Additional information related to the sale of our former Nutritional Supplement segment is included in Note 6 to the accompanying consolidated financial statements.

In January 2020, we completed the acquisition of Drybar Products LLC ("Drybar Products"), for approximately $255.9 million in cash, subject to certain customary closing adjustments. Fiscal 2020 includes approximately five weeks of operating results in the Beauty segment. See Note 9 to the accompanying consolidated financial statements.

In the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our mass market personal care business. We expect the divestiture to occur within fiscal 2021. Accordingly, we have classified the identified assets of the disposal group as held for sale as of February 29, 2020. See Note 5 to the accompanying consolidated financial statements.

(in thousands, except per share data)	2020 (1)(2)(3)	2019 (1)(2)	2018 (1)(2)(4)	2017 (1)(2)(4)(5)	2016 (1)(2)(5)
Income Statement Data:
Housewares	$640,965	$523,807	$459,004	$418,558	311,023
Health & Home	685,397	695,217	674,062	626,982	637,427
Beauty	381,070	345,127	345,779	351,995	434,943
Sales revenue, net	1,707,432	1,564,151	1,478,845	1,397,535	1,383,393
Gross profit	734,466	641,106	611,199	573,416	516,551
Asset impairment charges	41,000	—	15,447	2,900	6,000
Restructuring charges	3,313	3,586	1,857	—	—
Operating income	178,251	199,379	169,062	169,664	116,294
Interest expense	12,705	11,719	13,951	14,361	10,581
Income tax expense	13,607	13,776	26,556	11,407	13,021
Income from continuing operations	152,333	174,224	128,882	144,310	92,991
Income (loss) from discontinued operations, net of tax	—	(5,679)	(84,436)	(3,621)	8,237
Net income	152,333	168,545	44,446	140,689	101,228
Earnings (loss) per share - basic
Continuing operations	$6.06	$6.68	$4.76	$5.24	$3.29
Discontinued operations	—	(0.22)	(3.12)	(0.13)	0.29
Net income	$6.06	$6.46	$1.64	$5.11	$3.58
Earnings (loss) per share - diluted
Continuing operations	$6.02	$6.62	$4.73	$5.17	$3.23
Discontinued operations	—	(0.22)	(3.10)	(0.13)	0.29
Net income	$6.02	$6.41	$1.63	$5.04	$3.52

Weighted average shares outstanding - basic	25,118	26,073	27,077	27,522	28,273
Weighted average shares outstanding - diluted	25,322	26,303	27,254	27,891	28,749

Cash Flow Data from Continuing Operations:
Depreciation and amortization	$37,409	$29,927	$33,730	$36,175	$34,889
Net cash provided by operating activities	271,293	200,568	218,609	212,491	170,263
Capital and intangible asset expenditures	17,759	26,385	13,605	15,507	16,676
Payments to acquire businesses, net of cash acquired	255,861	—	—	209,267	43,150
Repurchases of common stock(8)	10,169	217,493	73,053	75,595	106,411
Net amounts borrowed (repaid)	16,900	29,900	(197,000)	(133,200)	190,700

(in thousands)	2020 (1)(2)(3)	2019 (1)(2)	2018 (1)(2)(4)	2017 (1)(2)(4)(5)	2016 (1)(2)(5)
Balance Sheet Data from Continuing Operations:
Working capital (6)(7)	$343,940	$292,828	$258,222	$267,896	$487,861
Goodwill and other intangible assets(6)(7)	1,040,853	893,846	905,235	938,324	762,879
Total assets (6)(7)	1,903,883	1,649,535	1,623,717	1,616,235	1,639,673
Long-term debt, excluding current maturities	337,421	318,900	287,985	461,211	600,107
Stockholders' equity (8)	1,161,723	996,637	1,014,459	1,020,766	930,043

(1)
We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) in the first quarter of fiscal 2019 and have reclassified amounts in the prior year’s statements of income to conform to the current period’s presentation. For additional information see Note 3 to the accompanying consolidated financial statements.

(2)
In December 2017, we divested our former Nutritional Supplements segment, which is reported as discontinued operations. For additional information see Note 6 to the accompanying consolidated financial statements.

(3)
Fiscal 2020 includes approximately five weeks of operating results from the acquisition of Drybar Products, acquired on January 23, 2020, for a net cash purchase of approximately $255.9 million. For additional information see Note 9 to the accompanying consolidated financial statements.

(4)
Fiscal 2017 includes eleven and one-half months of operating results from the acquisition of Hydro Flask, acquired for a net cash purchase price of $209.3 million. Fiscal 2018 and thereafter includes a full year of operating results.

(5)
Fiscal 2016 includes eleven months of operating results from the Vicks VapoSteam inhalant business acquired for a net cash purchase price of $42.8 million. Fiscal 2017 and thereafter includes a full year of operating results.

(6)
In the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our mass market personal care business. We expect the divestiture to occur within fiscal 2021. Fiscal 2020 includes assets classified as "held for sale" of $44.8 million related to our mass market personal care business.

(7)	Fiscal 2016 includes certain reclassifications to conform with fiscal 2017 adopted accounting changes.

(8)
During fiscal 2020, 2019, 2018, 2017 and 2016, we repurchased and retired 77,272, 1,934,493, 793,085, 929,017, and 1,244,090 shares of common stock having total cost of $10.2, $217.5, $73.1, $75.6, and $106.4 million, respectively.

Information Regarding Forward-Looking Statements
Certain written and oral statements in this Form 10-K may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the Securities and Exchange Commission (the "SEC"), in press releases, and in certain other oral and written presentations. Generally, the words "anticipates", "believes", "expects", "plans", "may", "will", "should", "seeks", "estimates", "project", "predict", "potential", "continue", "intends", and other similar words identify forward-looking statements. All statements that address operating results, events or developments that may occur in the future, including statements related to sales, earnings per share ("EPS") results, and statements expressing general expectations about future operating results and the effect of the outbreak of a novel strain of the coronavirus (COVID-19) on our financial results, cash flows and operations, are forward-looking statements and are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct. Forward-looking statements are subject to risks that could cause them to differ materially from actual results. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We believe that these risks include but are not limited to the risks described in this report under Item 1A., “Risk Factors” and that are otherwise described from time to time in our SEC reports as filed. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this report, including Part I, Item 1., “Business”; Part II, Item 6., “Selected Financial Data”; and Part II, Item 8., “Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations. Actual results may differ materially due to a number of factors, including those discussed in Item 1A.,“Risk Factors,” and in the section entitled “Information Regarding Forward-Looking Statements,” preceding this MD&A, and in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk.” Throughout MD&A, we refer to our Leadership Brands, which are brands that have number-one and number-two positions in their respective categories and include OXO, Honeywell, Braun, PUR, Hydro Flask, Vicks, Hot Tools and Drybar.
This MD&A, including the tables under the headings “Operating income, operating margin, adjusted operating income (non-GAAP) and adjusted operating margin (non-GAAP) by segment" and “Income from continuing operations, diluted earnings per share ("EPS") from continuing operations, adjusted income from continuing operations (non-GAAP), adjusted diluted EPS from continuing operations (non-GAAP) and core and non-core adjusted diluted EPS from continuing operations (non-GAAP)” respectively, reports operating income, operating margin, income from continuing operations and diluted earnings per share from continuing operations without the impact of non-cash asset impairment charges, acquisition-related expenses, restructuring charges, the TRU bankruptcy charge, tax reform, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based measures presented in our condensed consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income from continuing operations, and adjusted diluted EPS from continuing operations provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors. We further believe that including the excluded charges would not accurately reflect the underlying performance of our continuing operations for the period in which the charges are incurred, even though such charges may be incurred and reflected in our GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income from continuing operations, adjusted diluted EPS from continuing operations and core and non-core adjusted diluted EPS from continuing operations are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information.

The non-GAAP measures are discussed further and reconciled to their applicable GAAP based measures contained in this MD&A beginning on page 42.

In addition to the above non-GAAP financial measures, we also refer to a number of financial measures which are not defined under GAAP. We believe these measures provide management and investors with important information that is useful in understanding our business results and trends. The following represents our key financial measures:

•
Accounts receivable turnover: Twelve-month trailing net sales revenue divided by the average of the current and prior four fiscal quarters’ ending accounts receivable balances. This result is divided by 365 days to express turnover in terms of average days outstanding.

•	Core business sales: Net sales revenue associated with strategic businesses that we expect to be an ongoing part of our operations.

•	Current ratio: Current assets divided by current liabilities at the end of a reporting period, expressed as a ratio.

•	EBITDA: Earnings before interest, taxes, depreciation and amortization expense.

•	Ending debt to ending equity ratio: Total interest bearing short- and long-term debt divided by shareholders’ equity at the end of a reporting period, expressed as a ratio.

•	Gross profit margin: Gross profit divided by the related net sales revenue expressed as a percentage.

•
Inventory turnover: Trailing twelve month cost of goods sold divided by the average of the current and prior four fiscal quarters’ ending inventory balances to express turnover in terms of the number of times per year.

•
Leadership Brand net sales: Net sales from brands which have number-one and number-two positions in their respective categories and include OXO, Honeywell, Braun, PUR, Hydro Flask, Vicks, Hot Tools, and Drybar.

•
Leverage ratio: Total current and long-term debt plus outstanding letters of credit, divided by EBITDA plus non-cash charges and the proforma effect of acquisitions, as defined in our Credit Agreement.

•	Non-Core business sales: Net sales revenue associated with business or assets (including assets held for sale) that we expect to divest within a year of its designation as Non-Core.

•	Online net sales: Net sales to pure-play online retailers, distinct online businesses of omni-channel customers and direct to consumers through Company-owned websites.

•	Operating margin: Operating income for the Company or a business segment divided by the related net sales revenue for the Company or a business segment.

•
Organic business sales (previously referred to as Core business sales): Net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand was acquired, excluding the impact that foreign currency re-measurement had on reported net sales.

•	Return on average equity: Trailing twelve month net income divided by the average of the current and prior four fiscal quarters’ ending shareholders’ equity.

•	SG&A ratio: Total selling, general and administrative expense (SG&A) divided by net sales revenue.

•	Working capital: Current assets less current liabilities.

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
Fiscal 2019 marked the completion of Phase I of our multi-year transformation strategy, which delivered performance across a wide range of measures. We improved organic sales growth by focusing on our Leadership Brands, made strategic acquisitions, became a more efficient operating company with strong global shared services, upgraded our organization and culture, improved inventory turns and return on invested capital, and returned capital to shareholders.

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

In fiscal 2018, we announced a restructuring plan (referred to as “Project Refuel”) intended to enhance the performance primarily in the Beauty and former Nutritional Supplements segments. Project Refuel includes charges for a reduction-in-force and the elimination of certain contracts. During the first quarter of fiscal 2019, we expanded Project Refuel to include the realignment and streamlining of our supply chain structure. We are targeting total annualized profit improvements of approximately $9.0 to $11.0 million over the duration of the plan. During fiscal 2020, we incurred $3.3 million of pre-tax restructuring costs related to Project Refuel consisting of employee severance and termination benefits and contract termination costs. We estimate the plan to be completed during fiscal 2021 and expect to incur total restructuring charges of approximately $9.5 million. Restructuring provisions are determined based on estimates prepared at the time the restructuring actions are approved by management and are revised periodically. See Note 14 to the accompanying consolidated financial statements for additional information.
On January 23, 2020, we completed the acquisition of Drybar Products LLC ("Drybar Products"), for approximately $255.9 million in cash, subject to certain customary closing adjustments. Drybar is a fast-growing, innovative, trendsetting prestige hair care and styling brand in the multi-billion-dollar beauty industry. As part of the transaction, we granted a worldwide license to Drybar Holdings LLC, the owner and long-time operator of Drybar blowout salons, to use the Drybar trademark in their continued operation of Drybar salons. The salons will exclusively use, promote, and sell Drybar products globally.
During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our mass channel personal care business. The assets to be disposed of include intangible assets, inventory and fixed assets relating to our mass channel liquids, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium. We expect the divestiture to occur within fiscal 2021. Accordingly, we have classified the identified assets of the disposal group as held for sale. The plan to divest these assets advances our strategy to focus our resources on our Leadership Brands.

Subsequent to the end of fiscal 2020, on March 13, 2020, we entered into an amendment to our Credit Agreement with Bank of America, N.A., as administrative agent, and other lenders (as amended, the "Credit Agreement"). The amendment extended the maturity of the commitment under the Credit Agreement from December 7, 2021 to March 13, 2025. Further, the amendment increased the unsecured revolving commitment from $1.0 billion to $1.25 billion. The amount of the accordion was increased from $200 million to $300 million. The accordion permits the Company to request to increase its borrowing capacity, not to exceed the $300 million commitment in the aggregate, provided certain conditions are met, including lender approval. Following the amendment, borrowings under the Credit Agreement bear interest at either the base rate or LIBOR, plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.0% and 1.0% to 2.0%, respectively, for base rate and LIBOR borrowings. See Note 16 to the accompanying consolidated financial statements for additional information.
Significant Trends Impacting the Business

Potential Impact of COVID-19
On March 13, 2020, the President of the United States announced a National Emergency relating to COVID-19. There is a possibility of widespread infection in the U.S. and abroad, with the potential for catastrophic impact. As a result of these and other effects, we expect COVID-19 to adversely impact our business, which could be material. The impact includes the effect of temporary closures of, and limited hours of operation and materially lower store traffic at, customer stores. The COVID-19 pandemic is also impacting our third-party manufacturers, most of which are located in the Far East, principally China. The extent of the impact of COVID-19 on our business and financial results will depend largely on future developments, including the duration of the spread of the COVID-19 outbreak within the U.S. and globally, the impact on capital and financial markets and the related impact on consumer confidence and spending. These future developments are outside of our control, are highly uncertain and cannot be predicted. If the impact is prolonged, then it can further increase the difficulty of planning for operations. These and other potential impacts of the current public health crisis could therefore materially and adversely affect our business, financial condition, cash flows and results of operations.

Due to the impacts of COVID-19, we are experiencing favorable demand trends for some of our products, while others are being adversely impacted due to retail store closures and consumer uncertainty. At the end of fiscal 2020, we began to experience increased demand for certain products in our Health & Home segment, particularly thermometers. This trend continued into the beginning of fiscal 2021 and became more pronounced in other product categories such as humidification, water purification and air purification. Additionally, at the beginning of fiscal 2021, we began to experience favorable demand trends for OXO products within our Housewares segment as consumers engage in pantry stocking, cleaning, nesting and cooking at home. Our products that are more discretionary in nature or more dependent on the retail brick and mortar channel are experiencing unfavorable demand trends. All of our products are being adversely impacted by the effect of temporary closures of, and limited hours of operation and materially lower store traffic at, customer stores. We are also experiencing supply chain disruptions with some of our third-party manufacturers, which is adversely affecting our ability to meet consumer demand in product categories where it is strong. Accordingly, we expect that the net effect of COVID-19 will adversely impact our results for the first quarter of fiscal 2021, as well as the full fiscal 2021, and that impact could be material. This situation is changing rapidly, and additional impacts may arise that we are not currently aware of.

As part of a comprehensive approach to preserve our cash flow and adjust our cost structure to lower expected revenue, we have implemented a number of measures that will remain in place until there is greater certainty, a re-opening of retail brick and mortar stores and improved consumer demand. These measures include the following:

•	A graduated salary reduction for all associates, including named executive officers and the other members of the Company’s executive leadership team;

•	A reduction in the cash compensation of the Company's Board of Directors;

•	Suspension of merit increases, promotions and new associate hiring until further notice;

•
The furlough of associates in specific areas directly tied to sales volume, with assistance to maintain health insurance coverage, as well as a reduction of external temporary labor and reduced work hours;

•	Reduction or deferral of marketing expense, while continuing to support brands with strong consumer demand and to keep brands top of mind with the consumer;

•	Limited reduction of investment in new product development and launches, in anticipation of more normalized economic activity;

•	Elimination of travel expense in the short term, with a significant reduction planned for the second half of fiscal 2021; and

•	Reduction of consulting fees and capital expenditures for projects that are not critical.

These temporary measures don’t change our view of the Phase II transformation plan and the longer-term opportunities we see to further grow our business.

For additional information on our related material risks, see Item 1A., Risk Factors.

Potential Impact of Tariffs
During fiscal 2019 and 2020, the Office of the U.S. Trade Representative (‘‘USTR’’) has imposed, and in certain cases subsequently reduced or removed, additional tariffs on products imported from China. We purchase a high concentration of our products from unaffiliated manufacturers located in China. This concentration exposes us to risks associated with doing business globally, including changes in tariffs. Any alteration of trade agreements and terms between China and the United States, including limiting trade with China, imposing additional tariffs on imports from China and potentially imposing other restrictions on exports from China to the United States may result in further and or higher tariffs or retaliatory trade measures by China, all of which could have a material adverse effect on our business and results of operations.

Potential Impact of Brexit and Offshore Receipts in Respect of Intangible Property Tax
The transitional exit of the U.K. from E.U. membership (commonly referred to as "Brexit") could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations. Negotiations are ongoing to determine the future of a trade deal between the U.K. and the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. These measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate, adversely change tax benefits or liabilities in these or other jurisdictions, and cause us to lose customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.

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

For fiscal 2020, changes in foreign currency exchange rates had an unfavorable impact on consolidated U.S. Dollar reported net sales revenue of approximately $7.0 million, or 0.4%. For fiscal 2019, changes in foreign currency exchange rates had a unfavorable impact on consolidated U.S. Dollar reported net sales revenue of approximately $1.2 million, or 0.1%.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 79% of our consolidated net sales in fiscal 2020 were from U.S. shipments compared to 78% and 79% in fiscal 2019 and 2018, respectively.

Additionally, the shift in consumer shopping preferences to online or multichannel shopping experiences has shifted the concentration of our sales. For fiscal 2020, 2019 and 2018, our net sales to customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 24%, 19% and 16%, respectively, of our total consolidated net sales revenue and grew approximately 34% in fiscal 2020. With the continued growth in online sales across the retail landscape, many brick and mortar retailers are aggressively looking for ways to improve their customer delivery capabilities to be able to meet customer expectations. As a result, it will become increasingly important for us to leverage our distribution capabilities in order to meet the changing demands of our customers, as well as to increase our online capabilities to support our direct-to-consumer sales channels and online channel sales by our retail customers.
Variability of the Cough/Cold/Flu Season
Sales in several of our Health & Home segment categories are highly correlated to the severity of winter weather and cough/cold/flu incidence. In the U.S., the cough/cold/flu season historically runs from November through March, with peak activity normally in January to March. For the 2019-2020 season, cough/cold/flu incidence was slightly higher than the 2018-2019 season, which was a below average season.

Results of Operations
The following table provides selected operating data, in U.S. Dollars, as a percentage of net sales revenue, and as a year-over-year percentage change.

	Fiscal Years Ended Last Day of February,			% of Sales Revenue, net			% Change
(in thousands)	2020 (1)	2019 (2)	2018 (2)	2020	2019	2018	20/19	19/18
Sales revenue by segment, net
Housewares	$640,965	$523,807	$459,004	37.5%	33.5%	31.0%	22.4%	14.1%
Health & Home	685,397	695,217	674,062	40.1%	44.4%	45.6%	(1.4)%	3.1%
Beauty	381,070	345,127	345,779	22.3%	22.1%	23.4%	10.4%	(0.2)%
Total sales revenue, net	1,707,432	1,564,151	1,478,845	100.0%	100.0%	100.0%	9.2%	5.8%
Cost of goods sold	972,966	923,045	867,646	57.0%	59.0%	58.7%	5.4%	6.4%
Gross profit	734,466	641,106	611,199	43.0%	41.0%	41.3%	14.6%	4.9%
Selling, general and administrative expense (SG&A)	511,902	438,141	424,833	30.0%	28.0%	28.7%	16.8%	3.1%
Asset impairment charges	41,000	—	15,447	2.4%	—%	1.0%	*	*
Restructuring charges	3,313	3,586	1,857	0.2%	0.2%	0.1%	(7.6)%	93.1%
Operating income	178,251	199,379	169,062	10.4%	12.7%	11.4%	(10.6)%	17.9%
Nonoperating income, net	394	340	327	—%	—%	—%	15.9%	4.0%
Interest expense	(12,705)	(11,719)	(13,951)	(0.7)%	(0.7)%	(0.9)%	8.4%	(16.0)%
Income before income tax	165,940	188,000	155,438	9.7%	12.0%	10.5%	(11.7)%	20.9%
Income tax expense	13,607	13,776	26,556	0.8%	0.9%	1.8%	(1.2)%	(48.1)%
Income from continuing operations	152,333	174,224	128,882	8.9%	11.1%	8.7%	(12.6)%	35.2%
Loss from discontinued operations (3)	—	(5,679)	(84,436)	—%	(0.4)%	(5.7)%	*	(93.3)%
Net income	$152,333	$168,545	$44,446	8.9%	10.8%	3.0%	(9.6)%	279.2%

(1)
Fiscal 2020 includes approximately five weeks of operating results from the acquisition of Drybar Products, acquired on January 23, 2020. For additional information see Note 9 to the accompanying consolidated financial statements.

(2)
We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) in the first quarter of fiscal 2019 and have reclassified amounts in the prior years' statements of income to conform to the current period’s presentation. For additional information see Note 3 to the accompanying consolidated financial statements.

(3)
During fiscal 2018, we divested our Nutritional Supplements segment, which is reported as discontinued operations for all periods presented. For additional information see Note 6 to the accompanying consolidated financial statements.

*    Calculation is not meaningful.

Fiscal 2020 Financial Results

•	Consolidated net sales revenue increased 9.2%, or $143.3 million, to $1,707.4 million compared to $1,564.2 million for the same period last year.

•
Consolidated operating income decreased 10.6%, or $21.1 million, to $178.3 million, compared to $199.4 million for the same period last year. Consolidated operating margin decreased 2.3 percentage points to 10.4% of consolidated net sales revenue, compared to 12.7% for the same period last year. Fiscal 2020 includes pre-tax non-cash asset impairment charges of $41.0 million, pre-tax restructuring charges of $3.3 million related to Project Refuel and pretax acquisition-related expenses of $2.5 million. Consolidated operating income for 2019 included pre-tax restructuring charges of $3.6 million.

•
Consolidated adjusted operating income increased 12.6%, or $30.1 million, to $269.3 million, compared to $239.2 million for the same period last year. Consolidated adjusted operating margin increased 0.5 percentage points to 15.8% of consolidated net sales revenue, compared to 15.3% for the same period last year.

•
Income from continuing operations decreased 12.6%, or $21.9 million, to $152.3 million, compared to $174.2 million for the same period last year. Diluted earnings per share (“EPS”) from continuing operations decreased 9.1% to $6.02, compared to $6.62 for the same period last year.

•
Adjusted income from continuing operations increased 11.1% to $235.6 million, compared to $212.1 million for the same period last year. Adjusted diluted EPS from continuing operations increased 15.4% to $9.30, compared to $8.06 for the same period last year.

•	There were no results from discontinued operations, compared to a loss from discontinued operations of $5.7 million, or $0.22 per diluted share, for the same period last year.

•	Net income was $152.3 million, compared to $168.5 million for the same period last year. Diluted EPS was $6.02, compared to $6.41 for the same period last year.

Fiscal 2019 Financial Results

•	Consolidated net sales revenue increased 5.8%, or $85.3 million, to $1,564.2 million in fiscal 2019, compared to $1,478.8 million in fiscal 2018.

•
Consolidated operating income increased 17.9%, or $30.3 million, to $199.4 million in fiscal 2019, compared to $169.1 million in fiscal 2018.  Consolidated operating margin increased 1.3 percentage points to 12.7% of consolidated net sales revenue, compared to 11.4% in fiscal 2018. Fiscal 2019 included pre-tax restructuring charges of $3.6 million related to Project Refuel. Consolidated operating income for fiscal 2018 included pre-tax non-cash impairment charges of $15.4 million, a pre-tax charge of $3.6 million related to the bankruptcy of Toys "R" Us ("TRU"), and pre-tax restructuring charges of $1.9 million.

•
Consolidated adjusted operating income increased 6.9%, or $15.3 million, to $239.2 million in fiscal 2019, compared to $223.9 million in fiscal 2018.  Consolidated adjusted operating margin increased 0.2 percentage points to 15.3% of consolidated net sales revenue in fiscal 2019 compared to 15.1% in fiscal 2018.

•
Income from continuing operations increased 35.2%, or $45.3 million, to $174.2 million in fiscal 2019, compared to $128.9 million in fiscal 2018.  Diluted EPS from continuing operations increased 40.0% to $6.62 in fiscal 2019, compared to $4.73 in fiscal 2018.

•
Adjusted income from continuing operations increased 7.5% to $212.1 million in fiscal 2019, compared to $197.2 million in fiscal 2018. Adjusted diluted EPS from continuing operations increased 11.3% to $8.06 in fiscal 2019, compared to $7.24 in fiscal 2018.

•
Loss from discontinued operations, net of tax, decreased to $5.7 million in fiscal 2019, compared to a loss of $84.4 million in fiscal 2018. Diluted loss per share from discontinued operations was $0.22 in fiscal 2019, compared to $3.10 in fiscal 2018. Fiscal 2018 included after tax non-cash asset impairment charges of $83.5 million.

•	Net income was $168.5 million in fiscal 2019, compared to $44.4 million in fiscal 2018. Diluted EPS was $6.41 in fiscal 2019, compared to $1.63 in fiscal 2018.

Consolidated and Segment Net Sales

The following table summarizes the impact that acquisitions and foreign currency had on our net sales revenue by segment:

	Fiscal Year Ended Last Day of February,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2019 sales revenue, net (1)	$523,807	$695,217	$345,127	$1,564,151
Organic business (3)	118,446	(5,349)	31,157	144,254
Impact of foreign currency	(1,288)	(4,471)	(1,253)	(7,012)
Acquisition (2)	—	—	6,039	6,039
Change in sales revenue, net	117,158	(9,820)	35,943	143,281
Fiscal 2020 sales revenue, net	$640,965	$685,397	$381,070	$1,707,432
Total net sales revenue growth	22.4%	(1.4)%	10.4%	9.2%
Organic business	22.6%	(0.8)%	9.0%	9.2%
Impact of foreign currency	(0.2)%	(0.6)%	(0.4)%	(0.4)%
Acquisition	—%	—%	1.7%	0.4%

	Fiscal Year Ended Last Day of February,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2018 sales revenue, net (1)	$459,004	$674,062	$345,779	$1,478,845
Organic business (3)	64,886	21,061	572	86,519
Impact of foreign currency	(83)	94	(1,224)	(1,213)
Acquisition	—	—	—	—
Change in sales revenue, net	64,803	21,155	(652)	85,306
Fiscal 2019 sales revenue, net (1)	$523,807	$695,217	$345,127	$1,564,151
Total net sales revenue growth	14.1%	3.1%	(0.2)%	5.8%
Organic business	14.1%	3.1%	0.2%	5.9%
Impact of foreign currency	—%	—%	(0.4)%	(0.1)%
Acquisition	—%	—%	—%	—%

(1)
We adopted ASU 2014-09 in the first quarter of fiscal 2019 and have reclassified amounts in the prior years' statements of income to conform to the current period’s presentation. For additional information see Note 3 to the accompanying consolidated financial statements.

(2)
Includes approximately five weeks of incremental operating results for Drybar Products, which was acquired on January 23, 2020. For additional information see Note 9 to the accompanying consolidated financial statements.

(3)	Previously referred to as "Core" business.

In the above tables Organic business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand is acquired, excluding the impact that foreign currency re-measurement had on reported net sales. Net sales revenue from internally developed brands or product lines is considered Organic business activity. We previously referred to Organic business sales as Core business sales.

During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our mass market personal care business (Personal Care). The assets to be disposed of include intangible assets, inventory and fixed assets relating to our mass channel liquids, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium. We expect the divestiture to occur within fiscal 2021. Accordingly, we have classified the identified assets of the disposal group as held for sale on our balance sheet. In conjunction with this change, we now define Core as strategic business that we expect to be an ongoing part of our operations, and Non-Core as business or assets (including assets held for sale) that we expect to divest within a year of its designation as Non-Core. The following tables summarizes the impact that Core and Non-Core (Personal Care) business had on our net sales revenue by segment:

	Fiscal Year Ended Last Day of February,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2019 sales revenue, net	$523,807	$695,217	$345,127	$1,564,151
Core business	117,158	(9,820)	46,796	154,134
Non-core business (Personal Care)	—	—	(10,853)	(10,853)
Change in sales revenue, net	117,158	(9,820)	35,943	143,281
Fiscal 2020 sales revenue, net	$640,965	$685,397	$381,070	$1,707,432
Total net sales revenue growth	22.4%	(1.4)%	10.4%	9.2%
Core business	22.4%	(1.4)%	13.6%	9.9%
Non-core business (Personal Care)	—%	—%	(3.1)%	(0.7)%

	Fiscal Year Ended Last Day of February,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2018 sales revenue, net	$459,004	$674,062	$345,779	$1,478,845
Core business	64,803	21,155	4,962	90,920
Non-core business (Personal Care)	—	—	(5,614)	(5,614)
Change in sales revenue, net	64,803	21,155	(652)	85,306
Fiscal 2019 sales revenue, net	$523,807	$695,217	$345,127	$1,564,151
Total net sales revenue growth	14.1%	3.1%	(0.2)%	5.8%
Core business	14.1%	3.1%	1.4%	6.1%
Non-core business (Personal Care)	—%	—%	(1.6)%	(0.4)%

Leadership Brand and Other Net Sales

The following tables summarizes our Leadership Brand and other net sales:

	Fiscal Years Ended Last Day of February,			$ Change		% Change
(in thousands)	2020	2019	2018	20/19	19/18	20/19	19/18
Leadership Brand sales revenue, net (1)	$1,360,059	$1,243,600	$1,142,183	$116,459	$101,417	9.4%	8.9%
All other sales revenue, net	347,373	320,551	336,662	26,822	(16,111)	8.4%	(4.8)%
Total sales revenue, net	$1,707,432	$1,564,151	$1,478,845	$143,281	$85,306	9.2%	5.8%

(1)
Fiscal 2020 includes approximately five weeks, or $6.0 million, of net sales from the Drybar Products acquisition. For additional information regarding the acquisition of Drybar Products see Note 9 to the accompanying consolidated financial statements.

Consolidated Net Sales Revenue

Comparison of Fiscal 2020 to 2019
Consolidated net sales revenue increased $143.3 million, or 9.2%, to $1,707.4 million, compared to $1,564.2 million. Growth was driven by an Organic business increase of $144.3 million, or 9.2%, primarily due to:

•	growth in consolidated online sales;

•	an increase in brick and mortar sales in our Housewares segment; and

•	an increase in sales in the appliance category in the Beauty segment.

Net sales of $6.0 million, or 0.4%, from the Drybar Products acquisition also contributed to consolidated net sales growth.

These factors were partially offset by:

•	a decline in Personal Care within the Beauty segment;

•	lower sales in our Health & Home segment; and

•	the unfavorable impact from foreign currency fluctuations of approximately $7.0 million, or 0.4%.

Net sales from our Leadership Brands were $1,360.1 million in 2020, compared to $1,243.6 million for the same period last year, representing growth of 9.4%.

Comparison of Fiscal 2019 to 2018
Consolidated net sales revenue increased $85.3 million, or 5.8%, to $1,564.2 million, compared to $1,478.8 million. Growth was driven by an Organic business increase of $86.5 million, or 5.9%, primarily due to:

•	overall point of sale growth in the brick and mortar channel;

•	incremental distribution;

•	growth in online sales;

•	increased international sales; and

•	new product introductions.

These factors were partially offset by:

•	a consumption decline in the personal care category;

•	the discontinuation of certain brands and products within our Beauty segment; and

•	the unfavorable impact from foreign currency fluctuations of approximately $1.2 million or 0.1%.

Net sales from our Leadership Brands were $1,243.6 million, compared to $1,142.2 million, representing growth of 8.9%.

Segment Net Sales Revenue
Housewares

Comparison of Fiscal 2020 to 2019
Net sales revenue increased $117.2 million, or 22.4%, to $641.0 million, compared to $523.8 million. Growth was driven by an Organic business increase of $118.4 million, or 22.6%, primarily due to:

•	point of sale growth with existing domestic brick and mortar customers;

•	an increase in online sales; and

•	new product introductions.

These factors were partially offset by lower international sales and the unfavorable impact from foreign currency fluctuations of approximately $1.3 million, or 0.2%.

Comparison of Fiscal 2019 to 2018
Net sales revenue increased $64.8 million, or 14.1%, to $523.8 million, compared to $459.0 million. Growth was driven by an Organic business increase of $64.9 million, or 14.1%, primarily due to:

•	point of sale growth with existing customers;

•	an increase in online sales;

•	higher sales in the club channel; and

•	new product introductions.

These factors were partially offset by lower closeout sales.

Health & Home

Comparison of Fiscal 2020 to 2019
Net sales revenue decreased $9.8 million, or 1.4%, to $685.4 million compared to $695.2 million. The decline was mostly driven by an Organic business decrease of $5.3 million or, 0.8%, primarily due to:

•	lower domestic sales driven by net distribution changes year-over-year;

•	the unfavorable comparative impacts of more wildfire activity in the same period last year; and

•	lower international sales.

Net sales were also unfavorably impacted by net foreign currency fluctuations of approximately $4.5 million, or 0.6%.

These factors were partially offset by new product introductions and increased demand for certain products, particularly thermometers, related to the global impact of COVID-19 late in the fourth quarter.

Comparison of Fiscal 2019 to 2018
Net sales revenue increased $21.2 million, or 3.1%, to $695.2 million compared to $674.1 million. Growth was driven by an Organic business increase of 3.1%, primarily due to higher sales of seasonal products and growth in international sales.

These factors were partially offset by an unfavorable comparison to fiscal 2018, which benefited from strong cough/cold/flu incidence along with unseasonably cold fall and winter weather. Net foreign currency fluctuations were not meaningful.

Beauty

Comparison of Fiscal 2020 to 2019
Net sales revenue increased $35.9 million, or 10.4%, to $381.1 million compared to $345.1 million. The increase was driven by an increase in Organic business of $31.2 million, or 9.0%, primarily due to:

•	increased demand in the appliance category;

•	growth in the online channel; and

•	an increase in international sales.

Net sales growth also benefited from approximately 5 weeks of sales of $6.0 million, or 1.7%, from the Drybar Products acquisition.

These factors were partially offset by a decline in net sales in Personal Care and the unfavorable impact of net foreign currency fluctuations of approximately $1.3 million, or 0.4%.

Comparison of Fiscal 2019 to 2018
Net sales revenue decreased $0.7 million, or 0.2%, to $345.1 million compared to $345.8 million. Net sales were unfavorably impacted by net foreign currency fluctuations of approximately $1.2 million, or 0.4%. Organic revenue increased by 0.2%, primarily due to:

•	growth in the online channel;

•	new product introductions in the retail appliance category; and

•	an increase in international sales.

These factors were partially offset by:

•	a decline in brick and mortar sales;

•	the discontinuation of certain brands and products; and

•	a decrease in Personal Care.

Gross Profit Margin

Comparison of Fiscal 2020 to 2019
Consolidated gross profit margin increased 2.0 percentage points to 43.0%, compared to 41.0%. The increase in consolidated gross profit margin is primarily due to:

•	a higher mix of Housewares sales at a higher overall gross profit margin;

•	a favorable product and channel mix within the Housewares segment;

•	tariff exclusion refunds received for certain duties expensed in the second half of fiscal 2019 and the first quarter of fiscal 2020; and

•	a lower mix of shipments made on a direct import basis.

These factors were partially offset by:

•	unfavorable foreign currency fluctuations;

•	the dilutive impact of higher tariffs; and

•	higher inbound freight expense.

Comparison of Fiscal 2019 to 2018
Consolidated gross profit margin decreased 0.3 percentage points to 41.0%, compared to 41.3%. The decrease in consolidated gross profit margin is primarily due to:

•	less favorable channel and product mix;

•	a higher mix of shipments made on a direct import basis; and

•	the impact of tariff increases.

These factors were partially offset by the favorable margin impact from growth in our Leadership Brands.

Selling General and Administrative Expense

Comparison of Fiscal 2020 to 2019
Consolidated SG&A ratio increased 2.0 percentage points to 30.0%, compared to 28.0%. The increase in the consolidated SG&A ratio was primarily due to:

•	higher short- and long-term performance-based incentive compensation expense;

•	higher advertising expense;

•	higher freight and distribution expense; and

•	higher amortization expense.

These factors were partially offset by:

•	the impact from tariff related pricing actions taken with retail customers; and

•	the favorable impact of foreign currency exchange and forward contract settlements.

Comparison of Fiscal 2019 to 2018
Consolidated SG&A ratio decreased 0.7 percentage points to 28.0%, compared to 28.7%. The decrease in the consolidated SG&A ratio was primarily due to:

•	lower amortization expense;

•	the favorable impact from foreign currency exchange and forward contract settlements;

•	the favorable comparative impact of a $3.6 million charge related to the bankruptcy of TRU in the same period in fiscal 2018;

•	the favorable impact of a higher mix of shipments made on a direct import basis; and

•	the impact that higher overall net sales had on operating leverage.

These factors were partially offset by:

•	higher advertising expense;

•	higher share-based compensation expense; and

•	higher freight expense.

Asset Impairment Charges

Fiscal 2020
As a result of our annual testing of goodwill and indefinite-lived trademarks, we recorded non-cash asset impairment charges primarily related to goodwill and intangible assets of $41.0 million ($36.4 million after tax) in continuing operations. The charges were related to Personal Care goodwill and trademark assets within our Beauty segment, classified as held for sale in the fourth quarter of fiscal 2020.

Fiscal 2019
We did not record any asset impairment charges.

Fiscal 2018
As a result of our interim and annual testing of indefinite-lived trademarks, we recorded non-cash asset impairment charges of $15.4 million ($13.8 million after tax) in continuing operations. The charges were related to Personal Care trademarks in our Beauty segment.

Restructuring Charges

Fiscal 2020
We incurred $3.3 million of pre-tax restructuring costs related to employee termination benefits and contract termination costs under Project Refuel.  During fiscal 2020, we made total cash restructuring payments of $3.8 million and had a remaining liability of $0.8 million as of February 29, 2020.

Fiscal 2019
We incurred $3.6 million of pre-tax restructuring costs related to employee termination benefits under Project Refuel.  During fiscal 2019, we made total cash restructuring payments of $3.1 million and had a remaining liability of $1.2 million as of February 28, 2019.

Fiscal 2018
We incurred $1.9 million of pre-tax restructuring costs related to employee termination benefits and contract termination costs under Project Refuel.  During fiscal 2018, we made total cash restructuring payments of $1.3 million and had a remaining liability of $0.5 million as of February 28, 2018.

Operating income, operating margin, adjusted operating income (non-GAAP), and adjusted operating margin (non-GAAP) by segment

In order to provide a better understanding of the impact of certain items on our operating income, the below tables report the comparative pre-tax impact of non‐cash asset impairment charges, acquisition-related expenses, restructuring charges, the TRU bankruptcy charge, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods covered below. Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

	Fiscal Year Ended February 29, 2020
(In thousands)	Housewares		Health & Home		Beauty (1)		Total
Operating income (loss), as reported (GAAP)	$123,135	19.2%	$68,166	9.9%	$(13,050)	(3.4)%	$178,251	10.4%
Acquisition-related expenses	—	—%	—	—%	2,546	0.7%	2,546	0.1%
Asset impairment charges	—	—%	—	—%	41,000	10.8%	41,000	2.4%
Restructuring charges	1,351	0.2%	93	—%	1,869	0.5%	3,313	0.2%
Subtotal	124,486	19.4%	68,259	10.0%	32,365	8.5%	225,110	13.2%
Amortization of intangible assets	2,055	0.3%	10,539	1.5%	8,677	2.3%	21,271	1.2%
Non-cash share-based compensation	7,218	1.1%	9,717	1.4%	5,994	1.6%	22,929	1.3%
Adjusted operating income (non-GAAP)	$133,759	20.9%	$88,515	12.9%	$47,036	12.3%	$269,310	15.8%

	Fiscal Year Ended February 28, 2019
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$100,743	19.2%	$68,448	9.8%	$30,188	8.7%	$199,379	12.7%
Asset impairment charges	—	—%	—	—%	—	—%	—	—%
Restructuring charges	926	0.2%	686	0.1%	1,974	0.6%	3,586	0.2%
Subtotal	101,669	19.4%	69,134	9.9%	32,162	9.3%	202,965	13.0%
Amortization of intangible assets	1,980	0.4%	10,925	1.6%	1,299	0.4%	14,204	0.9%
Non-cash share-based compensation	7,974	1.5%	9,204	1.3%	4,875	1.4%	22,053	1.4%
Adjusted operating income (non-GAAP)	$111,623	21.3%	$89,263	12.8%	$38,336	11.1%	$239,222	15.3%

	Fiscal Year Ended February 28, 2018
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$89,319	19.5%	$62,099	9.2%	$17,644	5.1%	$169,062	11.4%
Asset impairment charges	—	—%	—	—%	15,447	4.5%	15,447	1.0%
Restructuring Charges	220	—%	—	—%	1,637	0.5%	1,857	0.1%
TRU bankruptcy charge	956	0.2%	2,640	0.4%	—	—%	3,596	0.2%
Subtotal	90,495	19.7%	64,739	9.6%	34,728	10.0%	189,962	12.8%
Amortization of intangible assets	2,226	0.5%	11,101	1.6%	5,527	1.6%	18,854	1.3%
Non-cash share-based compensation	4,701	1.0%	5,721	0.8%	4,632	1.3%	15,054	1.0%
Adjusted operating income (non-GAAP)	$97,422	21.2%	$81,561	12.1%	$44,887	13.0%	$223,870	15.1%
(1) Fiscal 2020 includes approximately 5 weeks of incremental operating results from the Drybar Products acquisition completed on January 23, 2020.

Consolidated Operating Income

Comparison of Fiscal 2020 to 2019
Consolidated operating income was $178.3 million, or 10.4% of net sales, compared to $199.4 million, or 12.7% of net sales. Fiscal 2020 includes pre-tax non-cash asset impairment charges of $41.0 million, pre-tax acquisition-related charges of $2.5 million and pre-tax restructuring charges of $3.3 million, compared to pre-tax restructuring charges of $3.6 million in the same period last year. The effect of these items in both years unfavorably impacted the year-over-year comparison of operating margin by a combined 2.5 percentage points. The remaining increase in operating margin was driven by:

•	tariff exclusion refunds received for certain duties expensed in the second half of fiscal 2019 and the first quarter of fiscal 2020;

•	a higher mix of Housewares sales at a higher overall operating margin;

•	a favorable product and channel mix within the Housewares segment; and

•	the favorable impact of increased operating leverage from net sales growth.

These factors were partially offset by:

•	higher short- and long-term performance-based incentive compensation expense;

•	higher advertising expense;

•	higher freight and distribution expense;

•	higher amortization expense; and

•	the net unfavorable impact of foreign currency fluctuations.

Consolidated adjusted operating income increased 12.6% to $269.3 million, or 15.8% of net sales, compared to $239.2 million, or 15.3% of net sales.

Comparison of Fiscal 2019 to 2018
Consolidated operating income was $199.4 million, or 12.7% of net sales, compared to $169.1 million, or 11.4% of net sales. Fiscal 2019 included pre-tax restructuring charges of $3.6 million associated with Project Refuel. Fiscal 2018 included pre-tax non-cash asset impairment charges of $15.4 million, a $3.6 million charge related to the TRU bankruptcy and pre-tax restructuring charges of $1.9 million. The effect of these items in both years favorably impacted the year-over-year comparison of operating margin by a combined 1.1 percentage points. The remaining improvement in fiscal 2019 consolidated operating margin was driven by:

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

Consolidated adjusted operating income increased 6.9% to $239.2 million, or 15.3% of net sales, compared to $223.9 million, or 15.1% of net sales.

Housewares

Comparison of Fiscal 2020 to 2019
Operating income was $123.1 million, or 19.2% of segment net sales, compared to $100.7 million, or 19.2% of segment net sales. Segment operating margin remained the same in both periods as the margin impact of a more favorable product and channel mix was offset by:

•	higher freight and distribution center expense to support increased retail customer shipments and strong direct-to-consumer demand;

•	higher annual incentive compensation expense;

•	higher advertising expense; and

•	the favorable impact of increased operating leverage from net sales growth.

Segment adjusted operating income increased 19.8% to $133.8 million, or 20.9% of segment net sales, compared to $111.6 million, or 21.3% of segment net sales.

Comparison of Fiscal 2019 to 2018
Operating income was $100.7 million, or 19.2% of segment net sales, compared to $89.3 million, or 19.5% of segment net sales. The 0.3% percentage point decrease in segment operating margin was primarily due to:

•	higher advertising expense;

•	higher share-based compensation expense;

•	higher performance-based annual incentive compensation expense;

•	higher freight expense; and

•	higher rent expense related to new office space.

These factors were partially offset by:

•	the favorable margin impact from growth in the Hydro Flask business;

•	the favorable impact of increased operating leverage from net sales growth; and

•	the favorable comparative impact of a $1.0 million charge related to the bankruptcy of TRU in the same period last year.
Segment adjusted operating income increased 14.6% to $111.6 million, or 21.3% of segment net sales, compared to $97.4 million, or 21.2% of segment net sales.
Health & Home

Comparison of Fiscal 2020 to 2019
Operating income was $68.2 million, or 9.9% of segment net sales, compared to $68.4 million, or 9.8% of segment net sales. The 0.1 percentage point increase in segment operating margin is primarily due to:

•	tariff exclusion refunds received for certain duties expensed in the second half of fiscal 2019 and first quarter of fiscal 2020; and

•	lower advertising expense.

These factors were partially offset by:

•	higher royalty expense;

•	the dilutive impact of tariff increases;

•	higher share-based compensation expense:

•	the net unfavorable impact of foreign currency fluctuations; and

•	unfavorable operating leverage from the decline in sales.

Segment adjusted operating income decreased 0.8% to $88.5 million, or 12.9% of segment net sales, compared to $89.3 million, or 12.8% of segment net sales.

Comparison of Fiscal 2019 to 2018
Operating income was $68.4 million, 9.8% of segment net sales, compared to $62.1 million, or 9.2% of segment net sales. The 0.6 percentage point increase in segment operating margin was primarily due to:

•	the favorable comparative impact of a $2.6 million charge related to the bankruptcy of TRU in fiscal 2018;

•	strong sales growth in the Asia Pacific region at a higher operating margin;

•	the favorable impact that higher overall net sales had on operating leverage; and

•	the favorable impact of foreign currency exchange and forward contract settlements.

These factors were partially offset by:

•	the margin impact of a less favorable product mix;

•	the impact of tariff increases;

•	higher share-based compensation expense; and

•	higher advertising expense.

Segment adjusted operating income increased 9.4% to $89.3 million, or 12.8% of segment net sales, compared to $81.6 million, or 12.1% of segment net sales.

Beauty

Comparison of Fiscal 2020 to 2019
Operating loss was $13.1 million, or 3.4% of segment net sales, compared to operating income of $30.2 million, or 8.7% of segment net sales. Operating loss in fiscal 2020 includes $41.0 million of pre-tax non-cash asset impairment charges, $2.5 million of pre-tax acquisition-related expenses and $1.9 million of pre-tax restructuring charges. Fiscal 2019 included pre-tax restructuring charges of $2.0 million. The effect of these items unfavorably impacted the year-over-year comparison of operating margin by 11.4 percentage points. The remaining 0.8 percentage point decline in segment operating margin was primarily due to:

•	higher annual incentive and share-based compensation expense related to short- and long-term performance;

•	higher amortization expense;

•	the impact of higher freight expense to meet strong demand in the appliance category; and

•	the unfavorable margin impact of a lower mix of Personal Care sales.

These factors were partially offset by the favorable impact of increased operating leverage from net sales growth.
Segment adjusted operating income increased 22.7% to $47.0 million, or 12.3% of segment net sales, compared to $38.3 million, or 11.1% of segment net sales.

Comparison of Fiscal 2019 to 2018
Operating income was $30.2 million, or 8.7% of segment net sales, compared to $17.6 million, or 5.1% of segment net sales. Fiscal 2019 included pre-tax restructuring charges of $2.0 million, compared to $1.6 million in fiscal 2018. Fiscal 2018 also included a $15.4 million pre-tax non-cash asset impairment charge that did not reoccur in fiscal 2019. The effect of these items favorably impacted the year-over-year comparison of operating margin by 4.4 percentage points. The remaining decrease in segment operating margin is primarily due to:

•	the net sales decline in Personal Care and its unfavorable impact on operating margin;

•	higher freight expense; and

•	higher share-based compensation expense.

These factors were partially offset by:

•	cost savings from Project Refuel; and

•	lower amortization expense.
Segment adjusted operating income decreased 14.6% to $38.3 million, or 11.1% of segment net sales, compared to $44.9 million, or 13.0% of segment net sales.

Interest Expense
Interest expense was $12.7 million in fiscal 2020, compared to $11.7 million in fiscal 2019. The increase in interest expense was primarily due to incremental borrowings to fund the acquisition of Drybar Products on January 23, 2020, unfavorable interest rate swap settlements year-over-year and higher deferred financing costs.
Interest expense was $11.7 million in fiscal 2019, compared to $14.0 million in fiscal 2018. The decrease in interest expense was due to lower average levels of debt held during fiscal 2019, partially offset by higher average interest rates.
Income Tax Expense
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act is an emergency economic stimulus package in response to the COVID-19 outbreak which contains numerous tax provisions. Among other things, the CARES Act amended the net operating loss provisions and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. We are currently evaluating the impact of the CARES Act and will begin to reflect any impact during the period of enactment, our first quarter of fiscal 2021.
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
Fiscal 2020 income tax expense as a percentage of income before tax was 8.2% compared to 7.3% in the same period last year. The increase in our effective tax rate was primarily due to shifts in the mix of taxable income in our various tax jurisdictions, increases in certain statutory tax rates and the comparative impact of discrete benefits recorded in the same period last year.
Fiscal 2019 income tax expense as a percentage of income before tax was 7.3% compared to 17.1% in fiscal 2018. The decrease in our effective tax rate was primarily due to the provisional charge of $17.9 million recorded in fiscal 2018 related to the Tax Act.

Income from continuing operations, diluted EPS from continuing operations, adjusted Income from continuing operations (non-GAAP), and adjusted diluted EPS from continuing operations (non-GAAP)
In order to provide a better understanding of the impact of certain items on our income and EPS from continuing operations, the below tables report the comparative after tax impact of non‐cash asset impairment charges, acquisition-related expenses, restructuring charges, tax reform, the TRU bankruptcy charge, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on income from continuing operations, and basic and diluted EPS from continuing operations for the periods covered below. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

	Fiscal Year Ended February 29, 2020
	Income From Continuing Operations			Diluted Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$165,940	$13,607	$152,333	$6.55	$0.54	$6.02
Acquisition-related expenses	2,546	38	2,508	0.10	—	0.10
Asset impairment charges	41,000	4,574	36,426	1.62	0.18	1.44
Restructuring charges	3,313	161	3,152	0.13	0.01	0.12
Subtotal	212,799	18,380	194,419	8.40	0.73	7.68
Amortization of intangible assets	21,271	1,245	20,026	0.84	0.05	0.79
Non-cash share-based compensation	22,929	1,803	21,126	0.91	0.07	0.83
Adjusted (non-GAAP)	$256,999	$21,428	$235,571	$10.15	$0.85	$9.30

Weighted average shares of common stock used in computing diluted earnings per share						25,322

	Fiscal Year Ended February 28, 2019
	Income From Continuing Operations			Diluted Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$188,000	$13,776	$174,224	$7.15	$0.52	$6.62
Acquisition-related expenses	—	—	—	—	—	—
Asset impairment charges	—	—	—	—	—	—
Restructuring charges	3,586	215	3,371	0.14	0.01	0.13
Subtotal	191,586	13,991	177,595	7.28	0.53	6.75
Amortization of intangible assets	14,204	372	13,832	0.54	0.01	0.53
Non-cash share-based compensation	22,053	1,395	20,658	0.84	0.05	0.79
Adjusted (non-GAAP)	$227,843	$15,758	$212,085	$8.66	$0.60	$8.06

Weighted average shares of common stock used in computing diluted earnings per share						26,303

	Fiscal Year Ended February 28, 2018
	Income From Continuing Operations			Diluted Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$155,438	$26,556	$128,882	$5.70	$0.97	$4.73
Tax reform	—	(17,939)	17,939	—	(0.66)	0.66
Asset impairment charges	15,447	1,613	13,834	0.57	0.06	0.51
Restructuring charges	1,857	69	1,788	0.07	—	0.07
TRU bankruptcy	3,596	204	3,392	0.13	0.01	0.12
Subtotal	176,338	10,503	165,835	6.47	0.39	6.08
Amortization of intangible assets	18,854	850	18,004	0.69	0.03	0.66
Non-cash share-based compensation	15,054	1,669	13,385	0.55	0.06	0.49
Adjusted (non-GAAP)	$210,246	$13,022	$197,224	$7.71	$0.48	$7.24

Weighted average shares of common stock used in computing diluted earnings per share						27,254
Comparison of Fiscal 2020 to 2019
Income from continuing operations was $152.3 million compared to $174.2 million. Diluted EPS from continuing operations was $6.02 compared to $6.62. Diluted EPS decreased primarily due to after-tax non-cash asset impairment charges of $36.4 million in the Beauty segment and higher interest expense, partially offset by higher operating income in the Housewares segment and the impact of lower weighted average diluted shares outstanding compared to the same period last year.
Adjusted income from continuing operations increased $23.5 million, or 11.1%, to $235.6 million compared to $212.1 million. Adjusted diluted EPS from continuing operations increased 15.4% to $9.30 compared to $8.06.
Comparison of Fiscal 2019 to 2018
Income from continuing operations was $174.2 million compared to $128.9 million. Diluted EPS from continuing operations increased $1.89, or 40.0%, to $6.62 compared to $4.73.
Adjusted income from continuing operations increased $14.9 million, or 7.5%, to $212.1 million compared to $197.2 million. Adjusted diluted EPS from continuing operations increased 11.3% to $8.06 compared to $7.24. The increase in adjusted income from continuing operations was primarily due to an increase in adjusted operating income and lower interest expense. The increase in adjusted diluted EPS from continuing operations was due to increased adjusted income and lower diluted shares outstanding during fiscal 2019.

Financial Condition, Liquidity and Capital Resources
Selected measures of our liquidity and capital utilization for fiscal 2020 and 2019 are shown below:

	Fiscal Years Ended Last Day of February,
	2020	2019
Accounts Receivable Turnover (Days) (1)	67.0	68.3
Inventory Turnover (Times) (1)	3.0	3.3
Working Capital (in thousands)	$343,940	$292,828
Current Ratio	2.0:1	1.9:1
Ending Debt to Ending Equity Ratio	29.2%	32.2%
Return on Average Equity (1)	14.0%	16.9%

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

Operating Activities:
Comparison of Fiscal 2020 to 2019
Operating activities from continuing operations provided net cash of $271.3 million during fiscal 2020 compared to $200.6 million during fiscal 2019. The increase in cash provided was primarily driven by higher cash earnings and a decrease in cash used for inventory. These factors were partially offset by an increase in cash used for receivables.
Comparison of Fiscal 2019 to 2018
Operating activities from continuing operations provided net cash of $200.6 million compared to $218.6 million.  The decrease was primarily driven by an increase in cash used for inventory and a dispute settlement payment of $15.0 million. These factors were partially offset by an increase in income from continuing operations and higher non-cash share-based compensation.
Investing Activities:
Investing activities from continuing operations used cash of $273.6 million, $25.2 million, and $13.6 million in fiscal 2020, 2019 and 2018, respectively.
Highlights from Fiscal 2020

•
We acquired Drybar Products for $255.9 million. In addition, we invested in capital expenditures of $17.8 million primarily for leasehold improvements; computers, furniture and other equipment; and tools, molds and other production equipment.

Highlights from Fiscal 2019

•	We invested in capital expenditures of $26.4 million primarily for leasehold improvements; computers, furniture and other equipment; and tools, molds, and other production equipment.

Highlights from Fiscal 2018

•
We invested in capital expenditures of $13.6 million primarily for leasehold improvements; computers, furniture and other equipment; tools, molds, other production equipment; and the development of new patents.

Financing Activities:
Financing activities provided cash of $14.9 million in fiscal 2020 and used cash of $178.9 million and $262.2 million in fiscal 2019 and 2018, respectively.
Highlights from Fiscal 2020

•	we had draws of $771.3 million under our Credit Agreement;

•	we repaid $752.5 million drawn under our Credit Agreement;

•	we repaid $1.9 million of long-term debt; and

•	we repurchased and retired 77,272 shares of common stock at an average price of $131.61 per share for a total purchase price of $10.2 million through the settlement of certain stock awards.

Highlights from Fiscal 2019

•	we had draws of $667.3 million under our Credit Agreement;

•	we repaid $635.5 million drawn under our Credit Agreement;

•	we repaid $1.9 million of long-term debt; and

•
we repurchased and retired 1,934,493 shares of common stock at an average price of $112.43 per share for a total purchase price of $217.5 million through a combination of open market purchases and the settlement of certain stock awards.

Highlights from Fiscal 2018

•	we had draws of $521.2 million under our Credit Agreement;

•	we repaid $692.5 million drawn under our Credit Agreement;

•	we repaid $25.7 million of long-term debt, and;

•
we repurchased and retired 793,085 shares of common stock at an average price of $92.13 per share for a total purchase price of $73.1 million through a combination of open market purchases and the settlement of certain stock awards.

Credit Agreement and Other Debt Agreements
Credit Agreement

As of February 29, 2020, we had a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provided for an unsecured total revolving commitment of $1.0 billion. Borrowings accrued interest under one of two alternative methods (based upon a base rate or LIBOR) as described in the Credit Agreement. With each borrowing against our credit line, we could elect the interest rate method based on our funding needs at the time. We also incurred loan commitment and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduced the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. We may repay amounts borrowed at any time without penalty. As of February 29, 2020, the outstanding revolving loan principal balance was $320.0 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $9.0 million. As of February 29, 2020, the amount available for borrowings under the Credit Agreement was $671.0 million. Covenants in the Credit Agreement limit the amount of total indebtedness we could incur. As of February 29, 2020, these covenants did not limit our ability to incur $671.0 million of additional debt under the Credit Agreement.

On March 13, 2020, we entered into an amendment to the Credit Agreement. The amendment extended the maturity of the commitment under the Credit Agreement from December 7, 2021 to March 13, 2025. Further, the amendment increased the unsecured revolving commitment from $1.0 billion to $1.25 billion. The accordion was amended to increase it from $200 million to $300 million and to include the ability to use it for term loan commitments. The accordion permits the Company to request to increase its borrowing capacity, not to exceed the $300 million commitment in the aggregate, provided certain conditions are met, including lender approval. Any increase to term loan commitments and revolving loan commitments must be made on terms identical to the revolving loans under the Credit Agreement and must have a maturity date of no earlier than March 13, 2025. Following the amendment, borrowings under the Credit Agreement bear interest at either the base rate or LIBOR, plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.0% and 1.0% to 2.0%, respectively, for base rate and LIBOR borrowings.

On March 24, 2020, we borrowed approximately $200 million under the Credit Agreement as part of a comprehensive precautionary approach to increase our cash position and maximize our financial flexibility in light of the current volatility in the global markets resulting from the COVID-19 outbreak. After giving effect to the borrowing, the remaining amount available for borrowings under the Credit Agreement was $536.4 million and our cash and cash equivalents on hand was approximately $393.0 million. As described above, covenants in our debt agreements can limit the amount of indebtedness we can incur. We may repay amounts borrowed at any time without penalty.

Other Debt Agreements

We have an aggregate principal balance of $20.5 million under a loan agreement with the Mississippi Business Finance Corporation (the “MBFC Loan”).  The borrowings were used to fund construction of our Olive Branch, Mississippi distribution facility. The remaining principal balance is payable as follows: $1.9 million annually on March 1, 2020 through 2022; and $14.8 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.
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

The table below provides the formulas in effect for certain key financial covenants under the Credit Agreement as of February 29, 2020:

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
EBITDA:             EBIT + Depreciation and Amortization Expense + Non-Cash Charges
Pro Forma Effect of Acquisitions:     For any acquisition, pre-acquisition EBITDA of the acquired business is included so that the EBITDA of the acquired business included in the computation equals its twelve month trailing total.
Notes:

(1)	Computed using totals for the latest reported four consecutive fiscal quarters.

(2)	Computed using the ending balances as of the latest reported fiscal quarter.

(3)	In the event a qualified acquisition is consummated, the maximum leverage ratio is 4.25 to 1.00.

Contractual Obligations
Our contractual obligations and commercial commitments in effect as of the end of fiscal 2020 were:

	Fiscal Years Ended the Last Day of February:
		2021	2022	2023	2024	2025	After
(in thousands)	Total	1 year	2 years	3 years	4 years	5 years	5 years
Floating rate debt	$340,507	$1,900	$321,900	$1,900	$14,807	$—	$—
Long-term incentive plan payouts	9,018	5,614	3,404	—	—	—	—
Interest on floating rate debt (1)	16,653	9,142	7,124	386	1	—	—
Open purchase orders	239,841	239,841	—	—	—	—	—
Minimum royalty payments	55,154	12,823	12,674	13,090	12,381	4,186	—
Advertising and promotional	34,228	18,359	9,131	6,738	—	—	—
Operating leases	62,876	6,082	5,959	5,601	5,102	5,762	34,370
Capital spending commitments	2,716	1,986	596	134	—	—	—
Total contractual obligations	$760,993	$295,747	$360,788	$27,849	$32,291	$9,948	$34,370

(1)
We estimate our future obligations for interest on our floating rate debt by assuming the weighted average interest rates in effect on each floating rate debt obligation at February 29, 2020 remain constant into the future.  This is an estimate, as actual rates will vary over time. In addition, we assume that the revolving credit debt balance outstanding as of February 29, 2020 remains the same for the remaining term of our revolving credit agreement.  The actual balance outstanding may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations.

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

Additionally, on March 24, 2020, we borrowed approximately $200 million under the Credit Agreement as part of a comprehensive precautionary approach to increase our cash position and maximize our financial flexibility in light of the current volatility in the global markets resulting from the COVID-19 outbreak.
We continue to evaluate acquisition opportunities on a regular basis.  We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.  We may also elect to repurchase additional shares of common stock under our Board authorization over the next fiscal year, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing. For additional information, see Part II, Item 5., “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in this report.  As of February 29, 2020, the amount of cash and cash equivalents held by our foreign subsidiaries was $22.5 million, of which, an immaterial amount was held in foreign countries where the funds may not be readily convertible into other currencies.

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
We segregate and similarly test whether the carrying value of assets classified as held for sale are recoverable. See Note 5 to the accompanying consolidated financial statements for additional information.

Economic Useful Life of Intangible Assets
We amortize intangible assets, such as licenses, trademarks, customer lists and distribution rights over their economic useful lives, unless those assets' economic useful lives are indefinite. If an intangible asset’s economic useful life is deemed indefinite, that asset is not amortized.  When we acquire an intangible asset, we consider factors such as the asset's history, our plans for that asset and the market for products associated with the asset.  We consider these same factors when reviewing the economic useful lives of our previously acquired intangible assets as well.  We review the economic useful lives of our intangible assets at least annually.  The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty.  We complete our analysis of the remaining useful economic lives of our intangible assets during the fourth quarter of each fiscal year or when a triggering event occurs.
Share-Based Compensation
We account for share-based employee compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all share-based payments to employees, including grants of stock options, restricted stock awards, restricted stock units, performance restricted stock units ("PSU") and performance stock awards ("PSA"), to be measured based on the grant date fair value of the awards.  The resulting expense is recognized over the periods during which the employee is required to perform service in exchange for the award.  The estimated number of PSU’s and PSA's that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.
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

For fiscal 2020, approximately 14% of our net sales revenue was in foreign currency compared to 13% for fiscal 2019 and 2018. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, and Canadian Dollars.  We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.  In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.
We identify foreign currency risk by regularly monitoring our foreign currency-denominated transactions and balances.  Where operating conditions permit, we reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.
We hedge against certain foreign currency exchange rate-risk by using a series of forward contracts and zero-cost collars designated as cash flow hedges and mark-to-market derivatives to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in foreign currencies.  Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, and the net asset value associated with changes in foreign currency exchange rates.  Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which generally have terms of up to 18 to 24 months.  We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes.  We expect that as currency market conditions warrant, and our foreign denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against certain potential foreign exchange losses.  As of February 29, 2020 and February 28, 2019, a hypothetical adverse 10% change in foreign currency rates would reduce the carrying and fair values of the hedging instruments and derivatives by $8.1 and $8.2 million on a pre-tax basis, respectively. This calculation is for risk analysis purposes and does not purport to represent actual losses or gains in fair value that we could incur. It is important to note that the change in value represents the estimated change in fair value of the contracts. Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets. Because the contracts hedge an underlying exposure, we would expect a similar and opposite change in foreign exchange gains or losses over the same periods as the contracts. Refer to Note 18 to the accompanying consolidated financial statements for further information regarding these instruments.
A significant portion of the products we sell are purchased from third-party manufacturers in China.  The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years and in fiscal 2020 the Chinese Renminbi weakened against the U.S. Dollar by approximately 5.0%. If China’s currency continues to fluctuate against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations.  Accordingly, there can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, results of operations and financial condition.

Interest Rate Risk
Interest on our outstanding debt as of February 29, 2020 is floating, as such, we are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. We hedge against interest rate volatility by using interest rate swaps to hedge a portion of our outstanding floating rate debt. Additionally, our cash and short-term investments generate interest income that will vary based on changes in short-term interest.  As of February 29, 2020 and February 28, 2019, a hypothetical adverse 10% change in interest rates would reduce the carrying and fair values of the interest rate swaps by $0.6 and $2.1 million on a pre-tax basis, respectively. This calculation is for risk analysis purposes and does not purport to represent actual losses or gains in fair value that we could incur. It is important to note that the change in value represents the estimated change in the fair value of the swaps. Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets.  Because the swaps hedge an underlying exposure, we would expect a similar and opposite change in floating interest rates over the same periods as the swaps. Refer to Notes 16 and 18 to the accompanying consolidated financial statements for further information regarding our interest rate sensitive assets and liabilities.

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

On January 23, 2020, we completed our acquisition of Drybar Products LLC ("Drybar Products"). In accordance with Securities Exchange Commission guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded Drybar Products from our assessment of the effectiveness of internal control over financial reporting as of February 29, 2020. The assets and net sales revenue of Drybar Products that were excluded from our assessment constituted approximately 1.6 and 0.4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 29, 2020. The scope of management’s assessment of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2020 includes all of our consolidated operations except for those disclosure controls and procedures of Drybar Products. See Note 9 for additional information regarding the Drybar Products acquisition. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of February 29, 2020.
Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Helen of Troy Limited

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Helen of Troy Limited and subsidiaries (the “Company”) as of February 29, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 29, 2020, and our report dated April 29, 2020 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Drybar Products LLC (“Drybar Products”), a wholly-owned subsidiary, whose financial statements reflect total assets and net sales revenue constituting 1.6 and 0.4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 29, 2020. As indicated in Management’s Report, Drybar Products was acquired during 2020. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Drybar Products.

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

/s/ GRANT THORNTON LLP
Dallas, Texas
April 29, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Helen of Troy Limited

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Helen of Troy Limited and subsidiaries (the “Company”) as of February 29, 2020 and February 28, 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 29, 2020, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and February 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 29, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 29, 2020 expressed an unqualified opinion.

Change in accounting principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases due to the adoption of Accounting Standard Codification 842, Leases. The Company adopted the new leasing standard by recognizing a cumulative catch-up adjustment to the opening balance sheet as of March 1, 2019.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill and Indefinite-Lived Intangible Impairment Assessment
The Company has $739.9 million of goodwill and $195.6 million of indefinite lived intangibles as of February 29, 2020. The Company determined it was necessary to estimate the fair value for its reporting units as of December 1, 2019, the Company’s assessment date, to determine whether the fair value was less than the carrying amount for each of the reporting units. The Company estimates the fair value of its reporting unit using a weighting of fair values derived from the income and market approaches. The determination of fair value using the income approach is based on the present value of estimated future cash flows, which requires management to make significant estimates and assumptions of revenue growth rates and operating margins, and selection of the discount rate. The determination of the fair value using the market approach requires management to make significant assumptions related to market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. The Company estimates the fair value of its indefinite lived intangibles using relief from royalty method for its tradenames and multi-period excess earnings method for its licenses. The determination of fair value under both methods is based on the present value of estimated future cash flows, which requires management to make significant estimates and assumptions of revenue growth rates and operating margins, and selection of the discount and tax rates. Based on the results of the annual impairment testing, the Company recognized goodwill impairment of $25.5 million related to the personal care reporting unit due to changes in assumptions related to the projected future revenues and cash flows.

The principal consideration for our determination that the Company’s goodwill and indefinite lived intangible impairment assessment as a critical audit matter are that there was a high estimation uncertainty due to significant judgements with respect to assumptions used to estimate the future revenues and cash flows, including revenue growth rates, forecasted costs, weighted average costs of capital and future market conditions as well as the valuation methodologies applied by the Company and the significance of the respective assets to total assets for the Company.

Our audit procedures related to the estimation of the fair value of the reporting units and indefinite lived intangibles included the following procedures, among others. We tested the effectiveness of controls relating to management’s review of the assumptions used to develop the future revenues and cash flows, the reconciliation of future revenues and cash flows prepared by management to the data used in the impairment assessment, the discount rates used, and valuation methodologies applied by management. In addition to testing the effectiveness of controls, we also performed the following:

•	Utilized an internal valuation specialist to evaluate:

◦	The methodologies used and whether they were acceptable for the underlying assets or operations and being applied correctly by performing an independent calculation,

◦	The calculation of the discount rate by recalculating the weighted average costs of capital, and

◦	The qualifications of management based on their credentials and experience.

•
Tested the revenue growth rate and forecasted costs by comparing such items to historical operating results of the respective reporting unit or indefinite lived intangible and by assessing the likelihood or capability of the reporting unit or indefinite lived intangible to undertake activities or initiatives underpinning significant drivers of growth in the forecasted period.

Drybar Products Acquisition
As described further in Note 9 to the consolidated financial statements, on January 23, 2020, the Company completed the acquisition of Drybar Products LLC (“Drybar Products”) for a purchase price of $255.9 million. The Company accounted for the acquisition under the acquisition method of accounting for business combinations and the assets acquired and liabilities assumed were required to be recorded at fair value as of the transaction date, for which the Company utilized a third party valuation firm. We identified the estimation of the fair value of the assets acquired and liabilities assumed in the acquisition of Drybar Products as a critical audit matter.

The principal considerations for our determination that the estimation of the fair value of the assets acquired and liabilities assumed in the acquisition of Drybar Products was a critical audit matter are that there was a high estimation uncertainty due to significant judgements with respect to the selection of the valuation methodologies applied by the third party valuation firm, the assumptions used to estimate the future revenues and cash flows, including revenue growth rates, royalty rates, attrition rates, forecasted costs, weighted average costs of capital and future market conditions in the determination of the fair value of the intangible assets acquired.

Our audit procedures responsive to the estimation of the fair value of the assets acquired and liabilities assumed in the acquisition of Drybar Products included the following procedures, among others. We tested the effectiveness of controls relating to management’s review of the assumptions used to develop the future revenues and cash flows, the reconciliation of future revenues and cash flows prepared by management to the data used in the third party valuation report, and the valuation methodologies applied by the third party valuation firm. In addition to testing the effectiveness of controls, we also performed the following:

•	Utilized an internal valuation specialist to evaluate:

◦	The methodologies used and whether they were acceptable for the underlying assets or operations and being applied correctly by performing an independent calculation,

◦	The calculation of the discount rate by recalculating the weighted average costs of capital and evaluating future market conditions, and

◦	The qualifications of the third party firm engaged by the Company based on their credentials and experience.

•
Assessed the reasonableness of management’s revenue growth rate and forecasted costs of Drybar Products by comparing such items to the historical operating results of the acquired entity and by assessing the likelihood or capability of the acquired entity to undertake activities or initiatives underpinning significant drivers of growth in the forecasted period.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2008.

Dallas, Texas
April 29, 2020

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except shares and par value)	February 29, 2020	February 28, 2019
Assets
Assets, current:
Cash and cash equivalents	$24,467	$11,871
Receivables - principally trade, less allowances of $1,461 and $2,032	348,023	280,280
Inventory	256,311	302,339
Prepaid expenses and other current assets	9,229	10,369
Assets held for sale	44,806	—
Total assets, current	682,836	604,859
Property and equipment, net of accumulated depreciation of $132,340 and $123,744	132,107	130,338
Goodwill	739,901	602,320
Other intangible assets, net of accumulated amortization of $148,891 and $181,463	300,952	291,526
Operating lease assets	32,645	—
Deferred tax assets, net	14,635	7,991
Other assets, net of accumulated amortization of $2,167 and $2,115	807	12,501
Total assets	$1,903,883	$1,649,535

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$152,674	$143,560
Accrued expenses and other current liabilities	183,157	165,160
Income taxes payable	1,181	1,427
Long-term debt, current maturities	1,884	1,884
Total liabilities, current	338,896	312,031
Long-term debt, excluding current maturities	337,421	318,900
Lease liabilities, non-current	40,861	—
Deferred tax liabilities, net	4,224	5,748
Other liabilities, noncurrent	20,758	16,219
Total liabilities	742,160	652,898

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 25,193,766 and 24,946,046 shares issued and outstanding	2,519	2,495
Additional paid in capital	268,043	246,585
Accumulated other comprehensive income	(7,005)	1,191
Retained earnings	898,166	746,366
Total stockholders' equity	1,161,723	996,637
Total liabilities and stockholders' equity	$1,903,883	$1,649,535
See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Income

	Fiscal Years Ended Last Day of February,
(in thousands, except per share data)	2020	2019	2018
Sales revenue, net	$1,707,432	$1,564,151	$1,478,845
Cost of goods sold	972,966	923,045	867,646
Gross profit	734,466	641,106	611,199
Selling, general and administrative expense ("SG&A")	511,902	438,141	424,833
Asset impairment charges	41,000	—	15,447
Restructuring charges	3,313	3,586	1,857
Operating income	178,251	199,379	169,062
Nonoperating income, net	394	340	327
Interest expense	(12,705)	(11,719)	(13,951)
Income before income tax	165,940	188,000	155,438
Income tax expense	13,607	13,776	26,556
Income from continuing operations	152,333	174,224	128,882
Loss from discontinued operations, net of tax	—	(5,679)	(84,436)
Net income	$152,333	$168,545	$44,446

Earnings (loss) per share - basic:
Continuing operations	$6.06	$6.68	$4.76
Discontinued operations	—	(0.22)	(3.12)
Total earnings per share - basic	$6.06	$6.46	$1.64

Earnings (loss) per share - diluted:
Continuing operations	$6.02	$6.62	$4.73
Discontinued operations	—	(0.22)	(3.10)
Total earnings per share - diluted	$6.02	$6.41	$1.63

Weighted average shares of common stock used in computing earnings per share:
Basic	25,118	26,073	27,077
Diluted	25,322	26,303	27,254
See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Fiscal Years Ended Last Day of February,
(in thousands)	2020	2019	2018
Net income	$152,333	$168,545	$44,446
Other comprehensive income (loss), net of tax:
Cash flow hedge activity - interest rate swaps	(8,331)	(1,573)	1,705
Cash flow hedge activity - foreign currency contracts	135	2,133	(2,247)
Total other comprehensive income (loss), net of tax	(8,196)	560	(542)
Comprehensive income	$144,137	$169,105	$43,904

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 28, 2017	27,029	$2,703	$218,760	$1,173	$798,130	$1,020,766
Income from continuing operations	—	—	—	—	128,882	128,882
Loss from discontinued operations	—	—	—	—	(84,436)	(84,436)
Other comprehensive income (loss), net of tax	—	—	—	(542)	—	(542)
Exercise of stock options	126	12	6,547	—	—	6,559
Net issuance and settlement of restricted stock	198	20	(318)	—	—	(298)
Issuance of common stock related to stock purchase plan	16	2	1,525	—	—	1,527
Common stock repurchased and retired	(793)	(79)	(10,892)	—	(62,082)	(73,053)
Share-based compensation	—	—	15,054	—	—	15,054
Balances at February 28, 2018	26,576	2,658	230,676	631	780,494	1,014,459

Income from continuing operations	—	—	—	—	174,224	174,224
Loss from discontinued operations	—	—	—	—	(5,679)	(5,679)
Other comprehensive income (loss), net of tax	—	—	—	560	—	560
Exercise of stock options	126	13	6,262	—	—	6,275
Net issuance and settlement of restricted stock	147	15	(15)	—	—	—
Issuance of common stock related to stock purchase plan	31	3	2,392	—	—	2,395
Common stock repurchased and retired	(1,934)	(194)	(14,783)	—	(202,516)	(217,493)
Share-based compensation	—	—	22,053	—	—	22,053
Cumulative effect of accounting change	—	—	—	—	(157)	(157)
Balances at February 28, 2019	24,946	2,495	246,585	1,191	746,366	996,637

Income from continuing operations	—	—	—	—	152,333	152,333
Loss from discontinued operations	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	(8,196)	—	(8,196)
Exercise of stock options	93	9	5,344	—	—	5,353
Net issuance and settlement of restricted stock	202	20	(20)	—	—	—
Issuance of common stock related to stock purchase plan	30	3	2,833	—	—	2,836
Common stock repurchased and retired	(77)	(8)	(9,628)	—	(533)	(10,169)
Share-based compensation	—	—	22,929	—	—	22,929
Balances at February 29, 2020	25,194	$2,519	$268,043	$(7,005)	$898,166	$1,161,723
See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Years Ended Last Day of February,
(in thousands)	2020	2019	2018
Cash provided by operating activities:
Net income	$152,333	$168,545	$44,446
Less: Loss from discontinued operations	—	(5,679)	(84,436)
Income from continuing operations	152,333	174,224	128,882
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	37,409	29,927	33,730
Amortization of financing costs	1,620	1,015	887
Non-cash operating lease asset amortization	1,682	—	—
Provision for doubtful receivables	529	1,097	1,066
Non-cash share-based compensation	22,929	22,053	15,054
Non-cash intangible asset impairment charges	41,000	—	15,447
Loss (gain) on the sale or disposal of property and equipment	188	(540)	331
Deferred income taxes and tax credits	(5,696)	7,636	21,264
Changes in operating assets and liabilities, net of effects of acquisition of business:
Receivables	(60,562)	(5,812)	(44,921)
Inventories	45,482	(50,828)	29,366
Prepaid expenses and other current assets	863	239	(383)
Other assets and liabilities, net	24,075	7,549	(16,728)
Accounts payable	7,166	14,219	23,689
Accrued expenses and other current liabilities	5,296	(1,526)	12,293
Accrued income taxes	(3,021)	1,315	(1,368)
Net cash provided by operating activities - continuing operations	271,293	200,568	218,609
Net cash provided (used) by operating activities - discontinued operations	—	(5,265)	5,598
Net cash provided by operating activities	271,293	195,303	224,207

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(17,759)	(26,385)	(13,605)
Proceeds from the sale of property and equipment	3	1,138	13
Payments to acquire businesses, net of cash acquired	(255,861)	—	—
Net cash used by investing activities - continuing operations	(273,617)	(25,247)	(13,592)
Net cash provided (used) by investing activities - discontinued operations	—	—	49,226
Net cash provided (used) by investing activities	(273,617)	(25,247)	35,634

Cash used by financing activities:
Proceeds from line of credit	771,300	667,250	521,200
Repayment of line of credit	(752,500)	(635,450)	(692,500)
Repayment of long-term debt	(1,900)	(1,900)	(25,700)
Proceeds from share issuances under share-based compensation plans	8,189	8,670	7,863
Repurchases of common stock in the open market and from share settlements	(10,169)	(217,493)	(73,053)
Net cash provided (used) by financing activities	14,920	(178,923)	(262,190)

Net increase (decrease) in cash and cash equivalents	12,596	(8,867)	(2,349)
Cash and cash equivalents, beginning balance	11,871	20,738	23,087
Cash and cash equivalents, ending balance	24,467	11,871	20,738
Less: Cash and cash equivalents of discontinued operations, ending balance	—	—	—
Cash and cash equivalents of continuing operations, ending balance	$24,467	$11,871	$20,738

Supplemental cash flow information:
Interest paid	$12,777	$11,292	$13,543
Income taxes paid, net of refunds	$23,279	$4,277	$6,081

Supplemental non-cash items not included above resulting from the adoption of ASC 842
Initial recognition of operating lease asset	$(37,082)	$—	$—
Initial recognition of lease liabilities	$47,223	$—	$—
Accrued expenses and other current liabilities	$(2,873)	$—	$—
Other assets and liabilities, net	$(7,311)	$—	$—
Prepaid expenses and other current assets	$43	$—	$—
See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. Dollars, except share and per share data, unless indicated otherwise)
Note 1 - Summary of Significant Accounting Policies and Related Information
General
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
We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a global designer, developer, importer, marketer, and distributor of an expanding portfolio of brand-name consumer products. As of February 29, 2020, we operated three segments: Housewares, Health & Home, and Beauty. Our Housewares segment provides a broad range of innovative consumer products for the home. Product offerings include food preparation tools and storage containers; cleaning, bath and garden tools and accessories; infant and toddler care products; and insulated beverage and food containers. The Health & Home segment focuses on healthcare devices such as thermometers, humidifiers, blood pressure monitors, and heating pads; water filtration systems; and small home appliances such as portable heaters, fans, air purifiers, and insect control devices. Our Beauty segment products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid-, solid- and powder-based personal care and grooming products.
On December 20, 2017, we completed the divestiture of the Nutritional Supplements segment through the sale of Healthy Directions LLC and its subsidiaries to Direct Digital, LLC. The results of the Nutritional Supplements operations have been reported as discontinued operations for all periods presented in the consolidated financial statements (see Note 6). All other footnotes present results from continuing operations.

On January 23, 2020, we completed the acquisition of Drybar Products LLC ("Drybar Products"), for approximately $255.9 million in cash, subject to certain customary closing adjustments. Drybar Products is a fast-growing, innovative, trend setting prestige hair care and styling brand in the multi-billion-dollar beauty industry. As part of the transaction, Helen of Troy granted a worldwide license to Drybar Holdings LLC, the owner and long-time operator of Drybar blowout salons, to use the Drybar trademark in their continued operation of Drybar salons. The salons will exclusively use, promote, and sell Drybar products globally (see Note 9).
During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our mass market personal care business. The assets to be disposed of include intangible assets, inventory and fixed assets relating to our mass channel liquids, powder and aerosol products including brands such as Pert, Brut, Sure and Infusium. We expect the divestiture to occur within fiscal 2021. Accordingly, we have classified the identified assets of the disposal group as held for sale (see Note 5).
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
We have reclassified, combined or separately disclosed certain amounts in the prior years’ consolidated financial statements and accompanying footnotes to conform to the current year’s presentation, including discontinued operations (see Note 6) and the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (see Note 3).
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
We have a significant concentration of credit risk with three major customers at February 29, 2020 representing approximately 18%, 14%, and 13% of our gross trade receivables, respectively. During fiscal 2019 our significant concentration of credit risk with three major customers represented approximately 17%, 12%, and 12% of our gross trade receivables, respectively. In addition, as of February 29, 2020 and February 28, 2019, approximately 54% and 48%, respectively, of our gross trade receivables were due from our five top customers.
Foreign currency transactions and related derivative financial instruments
The U.S. Dollar is the functional currency for the Company and all of its subsidiaries; therefore, we do not have a translation adjustment recorded through accumulated other comprehensive income. All our non-U.S. subsidiaries' transactions involving other currencies have been re-measured in U.S. Dollars using exchange rates in effect on the date each transaction occurred. In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines and all other foreign exchange gains and losses are recognized in SG&A. In order to manage our exposure to changes in foreign currency exchange rates, we use forward currency contracts, zero-cost collars and cross-currency swaps to exchange foreign currencies for U.S. Dollars at specified rates. Derivatives for which we have elected and qualify for hedge accounting, are recorded on the balance sheet at their fair value and changes in the fair value of the forward exchange contracts and zero cost collars are recorded each period in our consolidated statements of comprehensive income until the underlying hedge transaction is settled, at which point changes in fair value are recorded in our consolidated statements of income. For derivatives which we have not elected, or do not qualify for, hedge accounting, changes in the fair value of the contracts are recorded each period in our consolidated statements of income. We evaluate all hedging transactions each quarter to determine that they remain effective. Any material ineffectiveness is recorded as part of SG&A in our consolidated statements of income.
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
General and administrative expenses in inventory include all the expenses of operating our sourcing activities and expenses incurred for production monitoring, product design, engineering, and packaging. We charged $44.6, $47.7, and $43.2 million of such general and administrative expenses to inventory during fiscal 2020, 2019 and 2018, respectively. We estimate that $16.0 and $15.6 million of general and administrative expenses directly attributable to the procurement of inventory were included in our inventory balances on hand at February 29, 2020 and February 28, 2019, respectively.
The “Cost of goods sold” line item in the consolidated statements of income is comprised of the book value of inventory sold to customers during the reporting period. When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices less expected disposal costs.
For fiscal 2020, 2019 and 2018, finished goods purchased from vendors in the Far East comprised approximately 76%, 74%, and 74%, respectively, of total finished goods purchased. During fiscal 2020, we had one vendor (located in Mexico) who fulfilled approximately 9% of our product requirements compared to 11% for fiscal 2019 and 2018. For fiscal 2020, 2019 and 2018, our top two manufacturers combined fulfilled approximately 18%, 20%, and 19% of our product requirements. Over the same periods, our top five suppliers fulfilled approximately 39%, 38%, and 34% of our product requirements, respectively.
Property and equipment
These assets are stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Expenditures for repair and maintenance of property and equipment are expensed as incurred. For tax purposes, accelerated depreciation methods are used where allowed by tax laws.
License agreements, trademarks, patents, and other intangible assets
A significant portion of our sales are made subject to trademark license agreements with various licensors. Our license agreements are reported on our consolidated balance sheets at cost, less accumulated amortization. The cost of our license agreements represent amounts paid to licensors to acquire the license or to alter the terms of the license in a manner that we believe to be in our best interest. Certain licenses have extension terms that may require additional payments to the licensor as part of the terms of renewal. We capitalize costs incurred to renew or extend the term of a license agreement and amortize such costs on a straight-line basis over the remaining term or economic life of the agreement, whichever is shorter. Royalty payments are not included in the cost of license agreements. Royalty expense under our license agreements is recognized as incurred and is included in our consolidated statements of income in SG&A. Net sales revenue subject to trademark license agreements requiring royalty payments comprised approximately 43%, 41% and 45% of consolidated net sales revenue for fiscal 2020, 2019 and 2018, respectively. During fiscal 2020, three license agreements accounted for net sales revenue subject to royalty payments of approximately 14%, 11% and 10% of consolidated net sales, respectively. No other license agreements had associated net sales revenue subject to royalty payments that accounted for 10% or more of consolidated net sales revenue.

We also sell products under trademarks and brand assets that we own. Trademarks and brand assets that we acquire from other entities are generally recorded on our consolidated balance sheets based upon the appraised fair value of the acquired asset, net of any accumulated amortization and impairment charges. Costs associated with developing trademarks internally are recorded as expenses in the period incurred. In certain instances where trademarks or brand assets have readily determinable useful lives, we amortize their costs on a straight-line basis over such lives. In some instances, we have determined that such acquired assets have an indefinite useful life. In these cases, no amortization is recorded. Patents acquired through acquisition, if material, are recorded on our consolidated balance sheets based upon the appraised value of the acquired patents and amortized over the remaining life of the patent. Additionally, we incur certain costs in connection with the design and development of products to be covered by patents, which are capitalized as incurred and amortized on a straight-line basis over the life of the patent in the jurisdiction filed, typically 14 years.
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
We complete our analysis of the carrying value of our goodwill and other intangible assets annually, or whenever events or changes in circumstances indicate their carrying value may not be recoverable. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value. If the analysis indicates that an individual asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value. These steps entail significant amounts of judgment and subjectivity.
We perform our annual impairment testing for goodwill and indefinite-lived assets as of the beginning of the fourth quarter of our fiscal year (see Note 10).
Economic useful lives and amortization of intangible assets
We amortize intangible assets, such as licenses and trademarks, over their economic useful lives, unless those assets' economic useful lives are indefinite. If an intangible asset's economic useful life is deemed indefinite, that asset is not amortized. We review the economic useful lives of our intangible assets at least annually.
Intangible assets consist primarily of goodwill, license agreements, trademarks, brand assets, customer lists, distribution rights, patents, and patent licenses. For certain intangible assets subject to amortization, we use the straight-line method over appropriate periods ranging from 5 to 30 years (see Note 10).
Sales Returns
We allow for sales returns for defects in material and workmanship for periods ranging from two to five years. We recognize an allowance for sales returns to reduce sales to reflect our best estimate of future customer returns, determined principally based on historical experience and specific allowances for known pending returns.

Financial instruments
The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued expenses, and income taxes payable approximate fair value because of the short maturity of these items. See Note 17 for our assessment of the fair value of our long-term debt.
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
We offer our customers certain incentives in the form of volume rebates, product markdown allowances, trade discounts, cash discounts, slotting fees, and other similar arrangements which are accounted for as variable consideration.  In some cases, we apply judgment, such as contractual rates and historical payment trends, when estimating variable consideration. These programs are generally recorded as reductions of net sales revenue. In instances when we purchase a distinct good or service from our customer and fair value can be reasonably estimated, these amounts are expensed in our consolidated statements of income in SG&A. The amount of consideration granted to customers recorded in SG&A were $20.9, $17.0, and $11.8 million for fiscal 2020, 2019 and 2018, respectively.

Sales taxes and other similar taxes are excluded from revenue.  We account for shipping and handling activities as a fulfillment cost.  We do not have unsatisfied performance obligations since our performance obligations are satisfied at a single point in time.
Advertising
Advertising costs include cooperative retail advertising with our customers, traditional and digital media advertising and production expenses, and expenses associated with other promotional product messaging and consumer awareness programs. Advertising costs are expensed in the period in which they are incurred and included in our consolidated statements of income in SG&A. We incurred total advertising costs of $71.4, $62.4, and $53.7 million during fiscal 2020, 2019 and 2018, respectively.
Research and development expense
Research and development expenses consist primarily of salary and employee benefit expenses and contracted development efforts and expenses associated with development of products. Expenditures for research activities relating to product design, development and improvement are generally charged to expense as incurred and are included in our consolidated statements of income in SG&A. We incurred total research and development expenses of $17.8, $13.0, and $13.5 million during fiscal 2020, 2019 and 2018, respectively.
Shipping and handling revenue and expense
Shipping and handling revenue and expense are included in our consolidated statements of income in SG&A. This includes distribution center costs, third-party logistics costs and outbound transportation costs we incur. Our net expense for shipping and handling was $102.7, $89.4, $78.1 million during fiscal 2020, 2019 and 2018, respectively.
Share-based compensation plans
We account for share-based employee compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all share-based payments to employees, including grants of stock options, restricted stock awards (“RSA”), restricted stock units (“RSU”), performance stock awards ("PSA"), and performance stock units (“PSU”), to be measured based on the grant date fair value of the awards. The resulting expense is recognized over the periods during which the employee is required to perform service in exchange for the award. The estimated number of PSA's and PSU’s that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. All share-based compensation expense is recorded net of forfeitures in our consolidated statements of income.
Stock options are recognized in the financial statements based on their fair values using an option-pricing model at the date of grant. We use a Black-Scholes option-pricing model to calculate the fair value of options. This model requires various judgmental assumptions including volatility, forfeiture rates and expected option life.
See Note 11 for further information on our share-based compensation plans.
Note 2 - New Accounting Pronouncements
Not Yet Adopted
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2019-12 "Income Taxes," which provides for certain updates to reduce complexity in the accounting for income taxes, including the utilization of the incremental approach for intra-period tax allocation, among others. The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We are currently evaluating the impact this guidance may have on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a framework for revenue recognition that replaces most existing GAAP revenue recognition guidance.  We adopted the guidance in the first quarter of fiscal 2019 (see Note 3).
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

The effect of the adoption of ASU 2014-09 on the consolidated financial statements from continuing operations is as follows:

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
We include options to extend or terminate the lease in the lease term for accounting considerations, when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of less than one year to 13 years.  Lease expense for lease payments is recognized on a straight-line basis over the lease term in a manner similar to previous accounting guidance. We do not recognize leases with an initial term of twelve months or less on the balance sheet and instead recognize the related lease payments as expense in the condensed consolidated statements of income on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component for all asset classes. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Under the new guidance, operating lease expense recognized in the condensed consolidated statements of income during fiscal 2020 was $6.4 million. Short-term lease expense is excluded from this amount and is not material.  Rent expense related to all our operating leases was $7.8, $7.9, and $5.5 million for fiscal 2020, 2019 and 2018, respectively.
The non-cash component of lease expense is included as an adjustment to reconcile income from continuing operations to net cash provided by operating activities in the condensed consolidated statements of cash flows.

A summary of supplemental lease information is as follows:

February 29, 2020
Weighted average remaining lease term (years)	10.8
Weighted average discount rate	6.13%
Year-to-date cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,579

A summary of our estimated lease payments, imputed interest and liabilities are as follows:

(in thousands)
Fiscal 2021	$6,082
Fiscal 2022	5,959
Fiscal 2023	5,601
Fiscal 2024	5,102
Fiscal 2025	5,762
Thereafter	34,370
Total future lease payments	62,876
Less: imputed interest	(18,374)
Present value of lease liability	$44,502

February 29, 2020
Lease liabilities, current (1)	$3,641
Lease liabilities, non-current	40,861
Total lease liability	$44,502

(1) Included as part of "Accrued expenses and other current liabilities" on the condensed consolidated balance sheet.

Note 5 - Assets Held for Sale

We record assets held for sale in accordance with ASC 360 “Property, Plant, and Equipment,” and present them as single asset amounts in our condensed consolidated financial statements. Assets held for sale consist of assets that we expect to sell within the next year. The assets are reported at the lower of carrying amount or fair value less costs to sell. We cease recording depreciation on assets that are classified as held for sale. If the determination is made that we no longer expect to sell an asset within the next year, the asset is reclassified out of held for sale. We review assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values.

During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our mass market personal care business. The assets to be disposed of include intangible assets, inventory and fixed assets relating to our mass channel liquids, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium. We expect the divestiture to occur within fiscal 2021. Accordingly, we have classified the identified assets of the disposal group as held for sale.

The carrying amounts of the major classes of assets for the personal care business that were classified held for sale are as follows:

(in thousands)	February 29, 2020
Assets
Inventory	$17,150
Property and equipment, net of accumulated depreciation of $403	83
Goodwill	9,849
Other intangible assets, net of accumulated amortization of $4,474	17,724
Total assets held for sale	$44,806

The following table summarizes income (loss) before income tax for the personal care business:

	Fiscal Years Ended Last Day of February,
(in thousands)	2020	2019	2018
Income (loss) before income taxes	$(29,760)	$23,190	$1,713

Income (loss) before income taxes includes asset impairment charges of $41.0 million, $0 and $15.4 million for fiscal 2020, 2019 and 2018, respectively. It also includes corporate overhead expenses that are allocable to the business.

Note 6 - Discontinued Operations
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

There were no balance sheet amounts related to discontinued operations at either balance sheet date presented. The results of operations associated with discontinued operations for fiscal 2020, 2019 and 2018 are presented in the following table:

(in thousands)	February 29, 2020	February 28, 2019	February 28, 2018 (1)
Sales revenue, net	$—	$—	$99,013
Cost of goods sold	—	—	28,744
Gross profit	—	—	70,269

Selling, general and administrative expense ("SG&A")	—	—	72,419
Asset impairment charges (2)	—	—	132,297
Restructuring charges	—	—	621
Operating loss	—	—	(135,068)

Gain (loss) on sale before income tax	—	(7,257)	1,624
Interest expense	—	—	(367)
Loss before income tax	—	(7,257)	(133,811)
Income tax benefit	—	1,578	49,375
Loss from discontinued operations	$—	$(5,679)	$(84,436)

(1)	Fiscal 2018 included approximately 9.6 months of operating results prior to the divestiture on December 20, 2017.

(2)
Impairment charges included goodwill impairment charges of $96.6 million and trademark impairment charges of $35.7 million during fiscal 2018. Total after tax asset impairment charges were $83.5 million for fiscal 2018.

Note 7 - Property and Equipment
A summary of property and equipment is as follows:

	Estimated Useful Lives (Years)			Fiscal Years Ended Last Day of February,
(in thousands)				2020	2019
Land		—		$12,644	$12,644
Building and improvements	3	—	40	115,592	113,820
Computer, furniture and other equipment	3	—	15	89,257	84,711
Tools, molds and other production equipment	3	—	7	37,652	36,378
Construction in progress		—		9,302	6,529
Property and equipment, gross				264,447	254,082
Less accumulated depreciation				(132,340)	(123,744)
Property and equipment, net				$132,107	$130,338

We recorded $16.1, $15.7 and $14.9 million of depreciation expense including $4.3, $4.1 and $3.7 million in cost of goods sold and $11.8, $11.6 and $11.2 million in SG&A in the consolidated statements of income for fiscal 2020, 2019 and 2018, respectively.

Note 8 - Accrued Expenses and Other Current Liabilities
A summary of accrued expenses and other current liabilities is as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2020	2019
Accrued compensation, benefits and payroll taxes	$49,624	$36,782
Accrued sales discounts and allowances	34,176	28,655
Accrued sales returns	22,972	23,316
Accrued advertising	31,351	26,549
Other	45,034	49,858
Total accrued expenses and other current liabilities	$183,157	$165,160

Note 9 - Drybar Products Acquisition
On January 23, 2020, we completed the acquisition of Drybar Products for approximately $255.9 million in cash, subject to certain customary closing adjustments. Acquisition-related expenses incurred during fiscal 2020 were approximately $2.5 million before tax. The purchase price was funded by borrowings under the Company's revolving credit agreement.
Drybar is a fast-growing, innovative, trend setting prestige hair care and styling brand in the multi-billion-dollar beauty industry. As part of the transaction, we granted a worldwide license to Drybar Holdings LLC, the owner and long-time operator of Drybar blowout salons, to use the Drybar trademark in their continued operation of Drybar salons. The salons will exclusively use, promote, and sell Drybar products globally.
We accounted for the acquisition as a purchase of a business and recorded the excess purchase price as goodwill. We completed our analysis of the economic lives of the assets acquired and determined the appropriate fair values of the acquired assets. We assigned $30.0 million to trade names and are amortizing over a 15 year expected life. We assigned $17.0 million to customer relationships and are amortizing over a 14.5 year expected life. We used historical attrition rates to assign the expected life. We assigned $10.0 million to a consulting agreement and $6.0 million to a non-compete provision, and we are amortizing these assets over expected lives of 5 and 10 years, respectively.
The following schedule presents the net assets recorded upon acquisition of Drybar Products at January 23, 2020:

(in thousands)
Assets:
Receivables	$7,710
Inventory	16,603
Prepaid expenses and other current assets	190
Property and equipment	1,472
Goodwill	172,933
Trade names - definite	30,000
Other intangible assets - definite	33,000
Subtotal - assets	261,908
Liabilities:
Accounts payable	1,948
Accrued expenses	4,099
Subtotal - liabilities	6,047
Net assets recorded	$255,861

The fair values of the above assets acquired and liabilities assumed were estimated by applying income and market approaches. Key assumptions include various discount rates based upon a 12.6% weighted average cost of capital; royalty rates used in the determination trade names and customer relationships asset values of 5.0% and 3.0%, respectively; and a customer attrition rate used in the determination of customer relationship values of 6.7% per year.
The impact of the Drybar Products acquisition on our consolidated statements of income for fiscal 2020 is as follows:

January 23, 2020 (acquisition date) though February 29, 2020 (in thousands, except earnings per share data)	Fiscal Year Ended February 29, 2020
Sales revenue, net	$6,039
Income from continuing operations	1,483

Earnings per share from continuing operations:
Basic	$0.06
Diluted	$0.06

The following supplemental unaudited pro forma information presents our financial results as if the Drybar Products acquisition had occurred at the beginning of the fiscal years presented. This supplemental pro forma information has been prepared for comparative purposes and would not necessarily indicate what may have occurred as if the acquisition had been completed on March 1, 2018, and this information is not intended to be indicative of future results:

As if the acquisition had been completed on March 1. 2018 (in thousands, except earnings per share data)	Fiscal Years Ended the Last Day of February,
	2020	2019
Sales revenue, net	$1,773,592	$1,621,117
Income from continuing operations	162,114	179,550

Earnings per share from continuing operations:
Basic	$6.45	$6.89
Diluted	$6.40	$6.83

Note 10 - Goodwill and Intangibles
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
Impairment Testing in Fiscal 2020 - We recorded non-cash asset impairment charges related to goodwill and intangible assets of $41.0 million ($36.4 million after tax).  The charges were related to mass market personal care assets within our Beauty segment, which were written down to their estimated fair values, and are classified as assets held for sale.
Impairment Testing in Fiscal 2019 - We did not record any impairment charges related to goodwill or intangible assets.
Impairment Testing in Fiscal 2018 - As a result of our testing of indefinite-lived trademarks, we recorded non-cash impairment charges of $15.4 million ($13.8 million after tax). The charges were related to certain mass market personal care trademarks in our Beauty segment, which were written down to estimated fair value.
The following tables summarize the changes in our goodwill and intangible assets by segment for fiscal 2020 and 2019:

		Balances at February 28, 2019		Year Ended February 29, 2020				Balances at February 29, 2020
(in thousands)	Weighted Average Life (Years)	Gross Carrying Amount	Cumulative Goodwill Impairments	Additions	Impairments	Retirement / Reclassification Adjustments	Reclassification to Held for Sale	Gross Carrying Amount	Cumulative Goodwill Impairments	Accumulated Amortization (1)	Net Book Value
Housewares:
Goodwill		$282,056	$—	$—	$—	$—	$—	$282,056	$—	$—	$282,056
Trademarks - indefinite		134,200	—	—	—	—	—	134,200	—	—	134,200
Other intangibles - finite	13.8	41,417	—	709	—	(31)	—	42,095	—	(21,469)	20,626
Subtotal		457,673	—	709	—	(31)	—	458,351	—	(21,469)	436,882
Health & Home:
Goodwill		284,913	—	—	—	—	—	284,913	—	—	284,913
Trademarks - indefinite		54,000	—	—	—	—	—	54,000	—	—	54,000
Licenses - finite	3.7	17,050	—	—	—	—	—	17,050	—	(15,752)	1,298
Licenses - indefinite		7,400	—	—	—	—	—	7,400	—	—	7,400
Other Intangibles - finite	5.8	117,967	—	256	—	—	—	118,223	—	(98,142)	20,081
Subtotal		481,330	—	256	—	—	—	481,586	—	(113,894)	367,692
Beauty:
Goodwill		81,841	(46,490)	172,933	(25,503)	—	(9,849)	244,925	(71,993)	—	172,932
Trademarks - indefinite		30,407	—	—	—	(30,407)	—	—	—	—	—
Trademarks - finite	14.9	150	—	30,000	(11,168)	30,407	(15,997)	33,392	—	(3,564)	29,828
Licenses - indefinite		10,300	—	—	—	(10,300)	—	—	—	—	—
Licenses - finite	2.8	13,696	—	—	(4,234)	10,300	(6,065)	13,697	—	(12,800)	897
Other intangibles - finite	10.7	46,402	—	33,000	(95)	—	(136)	79,171	—	(46,549)	32,622
Subtotal		182,796	(46,490)	235,933	(41,000)	—	(32,047)	371,185	(71,993)	(62,913)	236,279
Total		$1,121,799	$(46,490)	$236,898	$(41,000)	$(31)	$(32,047)	$1,311,122	$(71,993)	$(198,276)	$1,040,853

(1)
Reflects the retirement and reclassification of accumulated amortization of $49.4 million related to impaired assets and assets held for sale related to the Personal Care business in the Beauty segment.

(in thousands)	Weighted Average Life (Years)	Balances at February 28, 2018		Year Ended February 28, 2019			Balances at February 28, 2019
		Gross Carrying Amount	Cumulative Goodwill Impairments	Additions	Impairments	Retirement Adjustments	Gross Carrying Amount	Cumulative Goodwill Impairments	Accumulated Amortization	Net Book Value
Housewares:
Goodwill		$282,056	$—	$—	$—	$—	$282,056	$—	$—	$282,056
Trademarks - indefinite		134,200	—	—	—	—	134,200	—	—	134,200
Other intangibles - finite	14.7	40,828	—	684	—	(95)	41,417	—	(19,398)	22,019
Subtotal		457,084	—	684	—	(95)	457,673	—	(19,398)	438,275
Health & Home:
Goodwill		284,913	—	—	—	—	284,913	—	—	284,913
Trademarks - indefinite		54,000	—	—	—	—	54,000	—	—	54,000
Licenses - finite	4.7	15,300	—	1,750	—	—	17,050	—	(15,402)	1,648
Licenses - indefinite		7,400	—	—	—	—	7,400	—	—	7,400
Other Intangibles - finite	5.5	117,586	—	381	—	—	117,967	—	(87,953)	30,014
Subtotal		479,199	—	2,131	—	—	481,330	—	(103,355)	377,975
Beauty:
Goodwill		81,841	(46,490)	—	—	—	81,841	(46,490)	—	35,351
Trademarks - indefinite		30,407	—	—	—	—	30,407	—	—	30,407
Trademarks - finite	9.6	150	—	—	—	—	150	—	(102)	48
Licenses - indefinite		10,300	—	—	—	—	10,300	—	—	10,300
Licenses - finite	3.8	13,696	—	—	—	—	13,696	—	(12,482)	1,214
Other intangibles - finite	4.6	46,402	—	—	—	—	46,402	—	(46,126)	276
Subtotal		182,796	(46,490)	—	—	—	182,796	(46,490)	(58,710)	77,596
Total		$1,119,079	$(46,490)	$2,815	$—	$(95)	$1,121,799	$(46,490)	$(181,463)	$893,846

The following table summarizes the amortization expense attributable to intangible assets recorded in SG&A in the consolidated statements of income for fiscal 2020, 2019 and 2018, as well as estimated amortization expense for fiscal 2021 through 2025:

Aggregate Amortization Expense (in thousands)
Fiscal 2020	$21,271
Fiscal 2019	14,204
Fiscal 2018	18,854

Estimated Amortization Expense (in thousands)
Fiscal 2021	$16,600
Fiscal 2022	10,276
Fiscal 2023	10,202
Fiscal 2024	9,817
Fiscal 2025	9,130
Note 11 - Share-Based Compensation Plans
During the fiscal year we had equity transactions under one expired and two active share-based compensation plans. The expired plans consist of the 2008 Stock Incentive Plan (the “2008 Stock Incentive Plan”). The active plans consists of the 2018 Stock Incentive Plan (the "2018 Plan") and the 2018 Employee Stock Purchase Plan (the "2018 ESPP"). See the below tables for additional information. The plans are administered by the Compensation Committee of the Board of Directors, which consists of non-employee directors who are independent under the applicable listing standards for companies traded on the NASDAQ Stock Market LLC.
On August 22, 2018, our shareholders approved the 2018 Plan. The 2018 Plan permits the granting of stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance stock awards ("PSAs"), performance stock units ("PSUs"), and other stock-based awards. The aggregate number of shares for issuance under the 2018 Plan will not exceed 2,000,000 shares.
A summary of shares available for issue under the 2018 Plan follows:

Shares originally authorized	2,000,000
Less share awards issued	(6,464)
Plus forfeitures	32,126
Less share awards previously vested and settled	—
Subtotal	2,025,662
Less RSUs and RSAs issuable upon vesting (1)	(259,932)
Less maximum PSUs and PSAs issuable upon vesting (1)	(122,402)
Shares available for issuance	1,643,328

(1)	RSUs, PSUs, RSAs, and PSAs potentially issuable are estimated assuming the maximum payouts adjusted for actual forfeitures to date.
The 2018 ESPP: On August 22, 2018, our shareholders approved the 2018 ESPP. The aggregate number of shares of common stock that may be purchased under the 2018 ESPP will not exceed 750,000 shares. Under the terms of the plan, employees may authorize the withholding of up to 15% of their wages or salaries to purchase our shares of common stock, not to exceed $25,000 of the fair market value of such shares for any calendar year. The purchase price for shares acquired under the 2018 ESPP is equal to the lower of 85% of the share's fair market value on either the first day of each option period or the last day of each period. The plan will expire by its terms on September 1, 2028. Shares of common stock purchased under the 2018 ESPP vest immediately at the time of purchase. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase. During fiscal 2020, there were 14,848 shares purchased under the plan.
We recorded share-based compensation expense in SG&A as follows:

	Fiscal Years Ended Last Day of February,
(in thousands, except per share data)	2020	2019	2018
Stock options	$189	$829	$1,634
Directors stock compensation	604	526	525
Performance based and other stock awards	21,351	20,047	12,631
Employee stock purchase plan	785	651	264
Share-based compensation expense	22,929	22,053	15,054
Less income tax benefits	(1,803)	(1,395)	(1,669)
Share-based compensation expense, net of income tax benefits	$21,126	$20,658	$13,385
Continuing operations earnings per share impact of share-based compensation expense:
Basic	$0.84	$0.79	$0.49
Diluted	$0.83	$0.79	$0.49

A summary of our total unrecognized share-based compensation expense as of February 29, 2020 is as follows:

(in thousands, except weighted average expense period data)	Unrecognized Compensation Expense	Weighted Average Period of Recognition (in years)
Stock options	$19	0.6
Restricted stock (RSUs, PSUs, RSAs and PSAs)	18,515	2.0

Stock Options
There were no new grants of options made during fiscal 2020, 2019 or 2018. A summary of stock option activity under our expired plans is as follows:

(in thousands, except contractual term and per share data)	Options	Weighted Average Exercise Price (per share)	Weighted Average Grant Date Fair Value (per share)	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at February 28, 2017	448	$57.41	$20.54	5.0	$18,097
Grants	—	—
Exercises	(126)	52.28			5,400
Forfeitures / expirations	(22)	72.37
Outstanding at February 28, 2018	300	58.35	32.04	4.3	9,606
Grants	—	—
Exercises	(126)	49.82			6,414
Forfeitures / expirations	(11)	80.33
Outstanding at February 28, 2019	163	63.47	48.64	3.6	7,925
Grants	—	—
Exercises	(93)	57.09			9,059
Forfeitures / expirations	(1)	87.61
Outstanding at February 29, 2020	69	$71.78	$92.82	3.2	$6,333
Exercisable at February 29, 2020	66	$71.10	$93.50	3.1	$6,157

A summary of non-vested stock option activity and changes under our expired share-based compensation plans follows:

(in thousands, except per share data)	Non- Vested Options	Weighted Average Grant Date Fair Value (per share)
Outstanding at February 28, 2017	280	22.48
Grants	—	—
Vested or forfeited	(155)	25.02
Outstanding at February 28, 2018	125	19.31
Grants	—	—
Vested or forfeited	(88)	14.67
Outstanding at February 28, 2019	37	$30.44
Grants	—	—
Vested or forfeited	(35)	27.36
Outstanding at February 29, 2020	2	$74.09

Director Restricted Stock Awards
Under the 2008 Directors’ Plan for fiscal 2019 and 2018, we issued 2,737 and 5,658 shares, respectively, subject to restricted stock awards to non-employee Board members with grant date fair values of $0.2 and $0.5 million, respectively, and share prices of $89.77 and $92.95 respectively. The restricted stock awards vested immediately, were valued at the fair value of our common stock at the date of grant, and accordingly, were expensed at the time of the grants. No restricted stock awards were granted under the 2008 Directors' Plan in fiscal 2020.

Under the 2018 Plan, during fiscal 2020 and 2019 we issued 4,336 and 2,128 shares, respectively, subject to restricted stock awards to non-employee Board members with a total grant date fair value of $0.6 million and $0.3 million, respectively, or $139.36 and $131.74 per share, respectively. No restricted stock awards under the 2018 Plan were granted in fiscal 2018. The restricted stock awards vested immediately, were valued at the fair value of our common stock at the date of grant, and accordingly, were expensed at the time of the grants.
Restricted Stock Units and Performance Stock Units
A summary of Restricted Stock Unit and Performance Stock Unit activity and changes under our equity incentive plans are as follows:

	Expired Equity Plan			Active Equity Plan
(in thousands, except per share data)	Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)	Fair Value at Grant Date	Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)	Fair Value at Grant Date
Outstanding at February 28, 2017	322	81.19	31,418	—	—	—
Granted	262	96.44	—	—	—
Vested or Forfeited (1) (2)	(274)	78.71	—	—	—
Outstanding at February 28, 2018	310	90.05	27,944	—	—	—
Granted	197	84.02	—	79	125.40
Vested or Forfeited (1) (2)	(155)	82.19	—	(5)	124.71
Outstanding at February 28, 2019	352	$92.45	$32,519	74	$125.45	$9,202
Granted	49	164.60	—	254	110.92
Vested or Forfeited (1) (2)	(192)	95.48	—	(45)	122.55
Outstanding at February 29, 2020	209	$90.73	$19,010	283	$112.85	$31,907

(1)	The expired equity plan reflects the 2008 Stock Incentive Plan, which expired on August 19, 2018. The active equity plan reflects the 2018 Plan.

(2)
Under the expired equity plan, 175,022, 141,541, and 192,002 RSUs and PSUs vested and settled throughout the year at a weighted average fair values of $95.98, $81.23, and $62.88 per share in fiscal 2020, 2019 and 2018, respectively. Under the active equity plan, 20,240 and 900 RSUs vested and settled throughout the year at a weighted average fair value of $125.34 and $120.70 per share in fiscal 2020 and 2019, respectively.

Restricted Stock Awards and Performance Stock Awards
A summary of Restricted Stock Award and Performance Stock Award activity and changes under our 2018 Plan are as follows:

	Restricted Stock Awards			Performance Stock Awards (2)
(in thousands, except per share data)	Restricted Stock Awards	Weighted Average Grant Date Fair Value (per share)	Fair Value at Grant Date	Restricted Stock Awards	Weighted Average Grant Date Fair Value (per share)	Fair Value at Grant Date
Outstanding at February 28, 2019	—	$—	$—	—	$—	$—
Granted	49	118.51	—	122	110.85	—
Vested or Forfeited (1)	(4)	123.17	—	(4)	110.85	—
Outstanding at February 29, 2020	45	$118.11	$5,354	118	$110.85	$13,130

(1)
Under the 2018 Plan, 1,014 Restricted Stock Awards vested and settled throughout the year at a weighted average fair value of $150.86 per share in fiscal 2020. There were no RSAs issued during fiscal 2019.

(2)
Performance stock awards reflected in the table above assumes target (100%) achievement. These Performance stock awards can be paid out within some range of 0% to 200% depending upon the final outcome of the performance achievement.

Note 12 - Defined Contribution Plans
We sponsor defined contribution savings plans in the U.S. and other countries where we have employees. Total company matching contributions made to these plans for fiscal 2020, 2019 and 2018 were $4.3, $4.0 and $3.9 million, respectively.
Note 13 - Repurchase of Helen of Troy Common Stock
In May 2019, we announced that our Board of Directors had authorized the repurchase of up to $400 million of our outstanding common stock. The authorization is effective May 8, 2019 for a period of three years and replaced Helen of Troy's previous repurchase authorization, of which approximately $107.4 million remained. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. As of February 29, 2020, our repurchase authorization allowed for the purchase of $393.0 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

	Fiscal Years Ended Last Day of February,
(in thousands, except share and per share data)	2020	2019	2018
Common stock repurchased on the open market:
Number of shares	—	1,875,469	717,300
Aggregate value of shares	$—	$212,080	$65,795
Average price per share	$—	$113.08	$91.73

Common stock received in connection with share-based compensation:
Number of shares	77,272	59,024	75,785
Aggregate value of shares	$10,169	$5,413	$7,258
Average price per share	$131.61	$91.70	$95.77

Note 14 - Restructuring Plan
In October 2017, we announced a restructuring plan (referred to as “Project Refuel”) intended to enhance the performance primarily in the Beauty and former Nutritional Supplements segments. Project Refuel includes charges for a reduction-in-force and the elimination of certain contracts. During the first quarter of fiscal 2019, we expanded Project Refuel to include the realignment and streamlining of our supply chain structure. We are targeting total annualized profit improvements of approximately $9.0 to $11.0 million over the duration of the plan. We estimate the plan to be completed during fiscal 2021 and expect to incur total restructuring charges of approximately $9.5 million. Restructuring provisions are determined based on estimates prepared at the time the restructuring actions are approved by management and are revised periodically.
During fiscal 2020, we incurred $3.3 million of pre-tax restructuring costs related to employee severance and termination benefits and contract termination costs. Since implementing Project Refuel, we have incurred $8.7 million of pre-tax restructuring costs related to employee severance and termination benefits and contract termination costs as of February 29, 2020. During fiscal 2020, we made total cash restructuring payments of $3.8 million and had a remaining liability of $0.8 million as of February 29, 2020. Since implementing Project Refuel, we have made total cash restructuring payments of $8.0 million as of February 29, 2020.
Note 15 - Other Commitments and Contingencies
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
International Trade – We purchase most of our appliances and a significant portion of other products that we sell from unaffiliated manufacturers located in the Far East, mainly in China. With most of our products being manufactured in the Far East, we are subject to risks associated with global public health crises (such as pandemics and epidemics), trade barriers, the imposition of additional tariffs, currency exchange fluctuations and social, economic and political unrest. In recent years, increasing labor costs, regional labor dislocations driven by new government policies, local inflation, changes in ocean cargo carrier capacity and costs, the impact of energy prices on transportation, and fluctuations in the Chinese Renminbi against the U.S. Dollar have resulted in variability in our cost of goods sold. In the past, certain Chinese suppliers have closed operations due to economic conditions that pressured their profitability. Although we have multiple sourcing partners for certain products, occasionally we may be unable to source certain items on a timely basis due to changes occurring with our suppliers. We believe that we could source similar products outside China, if necessary, and we continuously explore expanding sourcing alternatives in other countries. However, the relocation of any production capacity could require substantial time and increased costs.
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

Contractual Obligations and Commercial Commitments – Our contractual obligations and commercial commitments at the end of fiscal 2020 were:

	Fiscal Years Ended the Last Day of February,
		2021	2022	2023	2024	2025	After
(in thousands)	Total	1 year	2 years	3 years	4 years	5 years	5 years
Floating rate debt	$340,507	$1,900	$321,900	$1,900	$14,807	$—	$—
Interest on floating rate debt (1)	16,653	9,142	7,124	386	1	—	—
Long-term incentive plan payouts	9,018	5,614	3,404	—	—	—	—
Open purchase orders	239,841	239,841	—	—	—	—	—
Operating Leases	62,876	6,082	5,959	5,601	5,102	5,762	34,370
Minimum royalty payments	55,154	12,823	12,674	13,090	12,381	4,186	—
Advertising and promotional	34,228	18,359	9,131	6,738	—	—	—
Capital spending commitments	2,716	1,986	596	134	—	—	—
Total contractual obligations	$760,993	$295,747	$360,788	$27,849	$32,291	$9,948	$34,370

(1)
We estimate our future obligations for interest on our floating rate debt by assuming the weighted average interest rates in effect on each floating rate debt obligation at February 29, 2020 remain constant into the future. This is an estimate, as actual rates will vary over time. In addition, we assume the revolving credit debt balance outstanding as of February 29, 2020 remains the same for the remaining term of our revolving credit agreement. The actual balance outstanding may fluctuate significantly in future periods, depending on the availability of cash flow from operations and future investing and financing considerations.

Note 16 - Long Term Debt
As of February 29, 2020, we had a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provided for an unsecured total revolving commitment of $1.0 billion. Borrowings accrued interest under one of two alternative methods (based upon a base rate or LIBOR) as described in the Credit Agreement. With each borrowing against our credit line, we could elect the interest rate method based on our funding needs at the time. We also incurred loan commitment and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduced the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. We may repay amounts borrowed at any time without penalty. As of February 29, 2020, the outstanding revolving loan principal balance was $320.0 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $9.0 million. As of February 29, 2020, the amount available for borrowings under the Credit Agreement was $671.0 million. Covenants in the Credit Agreement limit the amount of total indebtedness we could incur. As of February 29, 2020, these covenants did not limit our ability to incur $671.0 million of additional debt under the Credit Agreement.
On March 13, 2020, we entered into an amendment to the Credit Agreement. The amendment extended the maturity of the commitment under the Credit Agreement from December 7, 2021 to March 13, 2025. Further, the amendment increased the unsecured revolving commitment from $1.0 billion to $1.25 billion. The accordion was amended to increase it from $200 million to $300 million and to include the ability to use it for term loan commitments. The accordion permits the Company to request to increase its borrowing capacity, not to exceed the $300 million commitment in the aggregate, provided certain conditions are met, including lender approval. Any increase to term loan commitments and revolving loan commitments must be made on terms identical to the revolving loans under the Credit Agreement and must have a maturity date of no earlier than March 13, 2025. Following the amendment, borrowings under the Credit Agreement bear interest at either the base rate or LIBOR, plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.0% and 1.0% to 2.0%, respectively, for base rate and LIBOR borrowings.

On March 24, 2020, we borrowed approximately $200 million under the Credit Agreement as part of a comprehensive precautionary approach to increase our cash position and maximize our financial flexibility in light of the current volatility in the global markets resulting from the COVID-19 outbreak. After giving effect to the borrowing, the remaining amount available for borrowings under the Credit Agreement was $536.4 million and our cash and cash equivalents on hand was approximately $393.0 million. As described above, covenants in our debt agreements can limit the amount of indebtedness we can incur. We may repay amounts borrowed at any time without penalty.

A summary of our long-term debt follows:

(dollars in thousands)	February 29, 2020	February 28, 2019
Mississippi Business Finance Corporation Loan (the "MBFC Loan") (1)	$20,451	$22,335
Credit Agreement (2)	318,854	298,449
Total long-term debt	339,305	320,784
Less current maturities of long-term debt	(1,884)	(1,884)
Long-term debt, excluding current maturities	$337,421	$318,900

(1)
The MBFC Loan is unsecured and bears floating interest based on either LIBOR plus a margin of up to 2.0%, or a Base Rate plus a margin of up to 1.0%, as determined by the interest rate elected and the leverage ratio defined in the loan agreement. Since March 2018, the loan may be called by the holder at anytime.  The loan can be prepaid without penalty.  The remaining principal balance is payable as follows: $1.9 million annually on March 1, 2020 through 2022; and $14.8 million on March 1, 2023.  Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

(2)
The Credit Agreement's floating interest rates are hedged with interest rate swaps to effectively fix interest rates on $225 million of the outstanding principal balance under the Credit Agreement (see Notes 17 and 18 regarding interest rate swaps).

At February 29, 2020 and February 28, 2019 our long-term debt has floating interest rates, and its book value approximates its fair value.
All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our debt agreements require the maintenance of certain financial covenants, including maximum leverage ratios, minimum interest coverage ratios and minimum consolidated net worth levels (as each of these terms is defined in the various agreements). Our debt agreements also contain other customary covenants. We were in compliance with the terms of these agreements as of February 29, 2020.
The following table contains information about interest rates on our Credit Agreement and the related weighted average borrowings outstanding for the periods covered by our consolidated statements of income:

	Fiscal Years Ended Last Day of February,
(in thousands)	2020	2019	2018
Average borrowings outstanding (1)	$286,640	$290,860	$382,960
Average interest rate during each year (2)	3.2%	3.2%	2.7%
Interest rate range during each year	2.6% - 5.5%	2.8% - 5.5%	2.3 - 4.8%
Weighted average interest rates on borrowings outstanding at year end	2.7%	3.6%	2.9%

(1)	Average borrowings outstanding is computed as the average of the current and four prior quarters ending balances of our credit facility.

(2)
The average interest rate during each year is computed by dividing the total interest expense associated with the Credit Agreement for a fiscal year by the average borrowings outstanding for the same fiscal year.

The following table contains a summary of the components of our interest expense for the periods covered by our consolidated statements of income:

	Fiscal Years Ended Last Day of February,
(in thousands)	2020	2019	2018
Interest and commitment fees	$10,970	$11,366	$13,084
Deferred finance costs	1,620	1,015	887
Interest rate swap settlements, net	262	(515)	54
Cross-currency debt swap	(147)	(147)	(74)
Total interest expense	$12,705	$11,719	$13,951

Note 17 - Fair Value
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
The following tables present the fair value of our financial assets and liabilities measured on a recurring basis as of the last day of February 2020 and 2019:

Fair Values at
February 29, 2020
(in thousands)	(level 2) (1)
Assets:
Money market accounts	$2,648
Interest rate swaps	—
Foreign currency contracts	2,083
Total assets	$4,731

Liabilities:
Floating rate debt	$339,305
Interest rate swaps	10,717
Foreign currency contracts	159
Total liabilities	$350,181

Fair Values at
February 28, 2019
(in thousands)	(level 2) (1)
Assets:
Money market accounts	$915
Interest rate swap	512
Foreign currency contracts	1,692
Total assets	$3,119

Liabilities:
Floating rate debt	320,784
Interest rate swap	339
Foreign currency contracts	563
Total liabilities	$321,686

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
We use derivatives for hedging purposes and our derivatives are primarily interest rate swaps, foreign currency contracts, zero cost collars and cross-currency debt swaps (see Notes 1, 18 and 19 for more information on our hedging activities).
We classify our floating rate debt as a Level 2 item because the estimation of the fair market value of these financial assets requires the use of current market rates of interest for obligations with comparable remaining terms.  Such comparable rates are considered significant other observable market inputs. Our debt has floating interest rates and its book value approximates its fair value as of the reporting date. Our other non-financial assets include goodwill and other intangible assets, which we classify as Level 3 items.  These assets are measured at fair value on a non-recurring basis as part of our impairment testing.  Note 10 to these consolidated financial statements contains additional information regarding impairment testing and related intangible asset impairments.
The table below presents other non-financial assets measured on a non-recurring basis using significant unobservable inputs (Level 3) for fiscal 2020 and 2019:

	Fiscal Years Ended Last Day of February,
(in thousands)	2020	2019
Beginning balances	$893,846	$905,235
Total income (expense):
Included in net income - realized	(62,287)	(14,109)
Acquired during the period	236,898	2,815
Retirement adjustments during the period	(31)	(95)
Reclassification to assets held for sale	(27,573)	—
Ending balances	$1,040,853	$893,846

Note 18 - Financial Instruments and Risk Management
Foreign Currency Risk – Our functional currency is the U.S. Dollar. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. For fiscal 2020, approximately 14% of our net sales revenue was in foreign currency. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos and Canadian Dollars. We make most of our inventory purchases from the Far East and primarily use the U.S. Dollar for such purchases. In our consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.  We recorded net exchange gains (losses) from foreign currency fluctuations, including the impact of currency hedges and the cross-currency debt swap, of $2.2, $1.3 and $(3.1) million in SG&A during fiscal 2020, 2019 and 2018, respectively.
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
Interest Rate Risk – Interest on our outstanding debt as of February 29, 2020 is based on floating interest rates. If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on $225.0 million of the outstanding principal balance under the Credit Agreement, which totaled $320.0 million as of February 29, 2020.

The following table summarizes the fair values of our various derivative instruments at the end of fiscal 2020 and 2019:

	February 29, 2020
(in thousands) Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities Non-current
Zero-cost collar - Euro	Cash flow	2/2021	€8,000	$74	$—	$—	$—
Foreign currency contracts - sell Euro	Cash flow	5/2021	€25,875	837	—	—	15
Foreign currency contracts - sell Canadian Dollars	Cash flow	2/2021	$14,000	202	—	—	—
Zero-cost collar - Pounds	Cash flow	2/2021	£6,500	—	—	144	—
Foreign currency contracts - sell Pounds	Cash flow	5/2021	£13,000	435	23	—	—
Foreign currency contracts - sell Mexican Pesos	Cash flow	5/2020	$10,000	12	—	—	—
Interest rate swaps	Cash flow	1/2024	$225,000	—	—	3,489	7,228
Subtotal				1,560	23	3,633	7,243
Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swaps - Euro	(1)	04/2020	€5,280	473	—	—	—
Foreign currency contracts - cross-currency debt swaps - Pound	(1)	04/2020	£6,395	27	—	—	—
Subtotal				500	—	—	—
Total fair value				$2,060	$23	$3,633	$7,243

	February 28, 2019
(in thousands) Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities Non-current
Zero-cost collar - Euro	Cash flow	2/2020	€9,500	$11	$—	$—	$—
Foreign currency contracts - sell Euro	Cash flow	2/2020	€29,000	1,047	—	—	—
Foreign currency contracts - sell Canadian Dollars	Cash flow	2/2020	$16,000	168	—	—	—
Zero-cost collar - Pounds	Cash flow	5/2020	£4,500	—	—	200	—
Foreign currency contracts - sell Pounds	Cash flow	5/2020	£19,500	248	—	—	13
Foreign currency contracts - sell Mexican Pesos	Cash flow	9/2019	$30,000	—	—	58	—
Interest rate swaps	Cash flow	1/2024	$225,000	512	—	—	339
Subtotal				1,986	—	258	352
Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swap - Euro	(1)	04/2020	€5,280	—	218	—	—
Foreign currency contracts - cross-currency debt swaps - Pound	(1)	04/2020	£6,395	—	—	—	292
Subtotal				—	218	—	292
Total fair value				$1,986	$218	$258	$644

(1)
These are foreign currency contracts for which we have not elected hedge accounting.  We refer to them as “cross-currency debt swaps”. They, in effect, adjust the currency denomination of a portion of our outstanding debt to the Euro and British Pound, as applicable, for the notional amounts reported, creating an economic hedge against currency movements.

The pre-tax effect of derivative instruments for fiscal 2020 and 2019 is as follows:

	Years Ended Last Day of February,
	Gain (Loss) Recognized in OCI (effective portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income			Gain (Loss) Recognized As Income
(in thousands)	2020	2019	Location	2020	2019	Location	2020	2019
Currency contracts - cash flow hedges	$(2,756)	$(94)	SG&A	$(2,977)	$(2,488)		$—	$—
Interest rate swaps - cash flow hedges	(10,890)	(2,308)	Interest expense	—	—	Interest expense	(262)	515
Cross-currency debt swaps - principal	—	—		—	—	SG&A	574	700
Cross-currency debt swaps - interest	—	—		—	—	Interest Expense	147	147
Total	$(13,646)	$(2,402)		$(2,977)	$(2,488)		$459	$1,362

We expect a loss of $2.1 million associated with foreign currency contracts and interest rate swaps currently reported in accumulated other comprehensive income, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates change and the underlying contracts settle.  See Notes 1, 17 and 19 to these consolidated financial statements for more information on our hedging activities.
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
The following table summarizes our cash and cash equivalents at the end of fiscal 2020 and 2019:

	Fiscal Years Ended Last Day of February
	2020		2019
(in thousands)	Carrying Amount	Range of Interest Rates	Carrying Amount	Range of Interest Rates
Cash, interest and non-interest-bearing accounts	$21,819	0.00 to 0.30%	$10,956	0.00 to 0.30%
Money market funds	2,648	0.15% to 5.39%	915	0.00 to 1.25%
Total cash and cash equivalents	$24,467		$11,871

Note 19 - Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component and related tax effects for fiscal 2020 and 2019 were as follows:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 28, 2018	$1,705	$(1,074)	$631
Other comprehensive income (loss) before reclassification	(2,308)	(94)	(2,402)
Amounts reclassified out of accumulated other comprehensive income	—	2,488	2,488
Tax effects	735	(261)	474
Other comprehensive income (loss)	(1,573)	2,133	560
Balance at February 28, 2019	$132	$1,059	$1,191
Other comprehensive income (loss) before reclassification	(10,890)	(2,756)	(13,646)
Amounts reclassified out of accumulated other comprehensive income	—	2,977	2,977
Tax effects	2,559	(86)	2,473
Other comprehensive income (loss)	(8,331)	135	(8,196)
Balance at February 29, 2020	$(8,199)	$1,194	$(7,005)

See Notes 1, 17 and 18 to these consolidated financial statements for additional information regarding our hedging activities.

Note 20 - Segment and Geographic Information
The following table contains segment information included in continuing operations.
SEGMENT INFORMATION

(in thousands)
Fiscal 2020	Housewares	Health & Home	Beauty (1)	Total
Sales revenue, net	$640,965	$685,397	$381,070	$1,707,432
Asset impairment charges	—	—	41,000	41,000
Restructuring charges	1,351	93	1,869	3,313
Operating income	123,135	68,166	(13,050)	178,251
Identifiable assets (2)	723,491	652,390	528,002	1,903,883
Capital and intangible asset expenditures	10,602	5,853	1,304	17,759
Depreciation and amortization	7,298	16,113	13,998	37,409

(in thousands)
Fiscal 2019	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$523,807	$695,217	$345,127	$1,564,151
Asset impairment charges	—	—	—	—
Restructuring charges	926	686	1,974	3,586
Operating income	100,743	68,448	30,188	199,379
Identifiable assets	698,519	686,335	264,481	1,649,335
Capital and intangible asset expenditures	16,023	8,508	1,854	26,385
Depreciation and amortization	6,048	17,058	6,821	29,927

(in thousands)
Fiscal 2018	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$459,004	$674,062	$345,779	1,478,845
Asset impairment charges	—	—	15,447	15,447
Restructuring charges	220	—	1,637	1,857
Operating income	89,319	62,099	17,644	169,062
Identifiable assets	664,622	675,627	283,468	1,623,717
Capital and intangible asset expenditures	8,537	3,716	1,352	13,605
Depreciation and amortization	5,825	16,750	11,155	33,730

(1)	Includes approximately five weeks of operating results from the Drybar Products acquisition, which was completed on January 23, 2020.

(2)	Includes assets held for sale of $44,806 related to the Personal Care business in our Beauty segment (see Note 5)
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

GEOGRAPHIC INFORMATION

The following table provides net sales revenue by geographic region, in U.S. Dollars:

	Fiscal Years Ended Last Day of February,
(in thousands)	2020		2019 (1)		2018 (1)
Sales revenue, net by geographic region
United States	$1,357,345	79.5%	$1,221,806	78.1%	$1,161,698	78.6%
Canada	71,417	4.2%	66,855	4.3%	58,856	4.0%
EMEA	138,858	8.1%	143,024	9.1%	143,668	9.7%
Asia Pacific	99,378	5.8%	90,073	5.8%	75,376	5.1%
Latin America	40,434	2.4%	42,393	2.7%	39,247	2.7%
Total sales revenue, net	$1,707,432	100%	$1,564,151	100%	$1,478,845	100%

(1)
We adopted ASU 2014-09, Revenue of Contracts with Customers (Topic 606) in the first quarter of fiscal 2019 and have reclassified amounts in the prior year’s statements of income to conform to the current period’s presentation (see Note 3).

Worldwide sales to our largest customer accounted for approximately 18%, 16% and 13% of our consolidated net sales revenue in fiscal 2020, 2019 and 2018, respectively.  Sales to our second largest customer accounted for approximately 14%, 16% and 17% of our consolidated net sales revenue in fiscal 2020, 2019 and 2018, respectively.  Sales to our third largest customer did not account for 10% or more of our consolidated net sales revenue in fiscal 2020, however, did account for 10% of our consolidated net sales revenue in fiscal 2019 and 2018, respectively. No other customers accounted for 10% or more of consolidated net sales revenue during those fiscal years.  Sales to our top five customers accounted for approximately 50%, 51% and 49% of our consolidated net sales revenue in fiscal 2020, 2019 and 2018, respectively. Our domestic and international long-lived assets were as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2020	2019	2018
United States	$453,784	$416,521	$437,920
International:
Barbados	606,261	499,589	496,258
Other international	161,002	128,566	131,831
Subtotal	767,263	628,155	628,089
Total	$1,221,047	$1,044,676	$1,066,009

The table above classifies assets based upon the country where we hold legal title.

Note 21 - Selected Quarterly Financial Data (Unaudited)
Selected unaudited quarterly financial data is as follows (in thousands except share data):
SELECTED QUARTERLY FINANCIAL DATA

Fiscal Year 2020:	May	August	November	February	Total
Sales revenue, net	$376,335	$413,995	$474,737	$442,365	$1,707,432
Gross profit	153,727	178,151	209,973	192,615	734,466
Asset impairment charges	—	—	—	41,000	41,000
Restructuring charges	619	430	12	2,252	3,313
Income (loss) from continuing operations	40,694	46,095	68,699	(3,155)	152,333
Loss from discontinued operations	—	—	—	—	—

Earnings (loss) per share (1)
Basic
Continuing operations	$1.63	$1.84	$2.73	$(0.13)	$6.06
Discontinued operations	—	—	—	—	—
Total earnings (loss) per share	$1.63	$1.84	$2.73	$(0.13)	$6.06

Diluted
Continuing operations	$1.61	$1.83	$2.71	$(0.13)	$6.02
Discontinued operations	—	—	—	—	—
Total earnings (loss) per share	$1.61	$1.83	$2.71	$(0.13)	$6.02

Fiscal Year 2019:	May	August	November	February	Total
Sales revenue, net	$354,679	$393,548	$431,081	$384,843	$1,564,151
Gross profit	146,558	155,173	181,845	157,530	641,106
Asset impairment charges	—	—	—	—	—
Restructuring charges	1,725	859	25	977	3,586
Income from continuing operations	38,173	44,017	54,320	37,714	174,224
Loss from discontinued operations	(381)	—	(4,850)	(448)	(5,679)

Earnings (loss) per share (1)
Basic
Continuing operations	$1.44	$1.67	$2.08	$1.49	$6.68
Discontinued operations	(0.01)	—	(0.19)	(0.02)	(0.22)
Total earnings per share	$1.42	$1.67	$1.90	$1.47	$6.46

Diluted
Continuing operations	$1.43	$1.66	$2.06	$1.47	$6.62
Discontinued operations	(0.01)	—	(0.18)	(0.02)	(0.22)
Total earnings per share	$1.42	$1.66	$1.88	$1.45	$6.41

(1)
Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.

Note 22 - Income taxes
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted signed into law. The CARES Act is an emergency economic stimulus package in response to the COVID-19 outbreak, which contains numerous tax provisions. Among other things, the CARES Act amended the net operating loss provisions and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. We are currently evaluating the impact of the CARES Act and will begin to reflect any impact during the period of enactment, which is our first quarter of fiscal 2021.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law.  Among other changes, the Tax Act lowered the U.S. statutory corporate income tax rate from 35% to 21% and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of certain foreign subsidiaries. The rate change was effective at the beginning of calendar year 2018 and, as a result, we were subject to a blended U.S. federal statutory tax rate of 32.7% for our fiscal 2018 and a tax rate of 21% for subsequent periods.

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
In connection with the enactment of the Tax Act, we repatriated $48.3 million of cash held in our U.S. owned foreign subsidiaries without such funds being subject to further U.S. federal income tax. As of February 29, 2020, we had approximately $22.3 million of undistributed earnings in these U.S. owned foreign subsidiaries. While U.S. federal tax expense has been recognized as a result of the Tax Act, no deferred tax liabilities with respect to items such as certain foreign exchange gains or losses, foreign withholding taxes or state taxes have been recognized.
No deferred taxes have been provided on the undistributed earnings of our subsidiaries since these earnings will continue to be permanently reinvested. Due to the number of legal entities and jurisdictions involved, our legal entity structure, and the tax laws in the relevant jurisdictions, we believe it is not practicable to estimate the amount of additional taxes which may be payable upon distribution of these undistributed earnings.

Our components of income before income tax expense are as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2020	2019	2018
U.S.	$40,146	$32,135	$23,824
Non-U.S.	125,794	155,865	131,614
Total	$165,940	$188,000	$155,438

Our components of income tax expense (benefit) are as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2020	2019	2018
U.S.
Current	$16,732	$2,460	$3,380
Deferred	(4,789)	10,480	19,578
	11,943	12,940	22,958

Non-U.S.
Current	2,571	2,102	1,912
Deferred	(907)	(1,266)	1,686
	1,664	836	3,598
Total	$13,607	$13,776	$26,556

Our total income tax expense differs from the amounts computed by applying the U.S. statutory tax rate to income before income taxes.  A income tax rate reconciliation of these differences are as follows:

	Fiscal Years Ended Last Day of February,
	2020	2019	2018
Effective income tax rate at the U.S. statutory rate	21.0%	21.0%	32.7%
Impact of U.S. state income taxes	1.6%	1.2%	0.5%
Effect of statutory tax rate in Macau	(13.6)%	(10.3)%	(19.5)%
Effect of statutory tax rate in Barbados	(5.5)%	(5.9)%	(5.2)%
Effect of statutory tax rate in Europe	(0.4)%	(1.9)%	(5.3)%
Effect of income from other non-U.S. operations subject to varying rates	2.3%	1.8%	2.1%
Effect of foreign exchange fluctuations	0.7%	0.2%	0.3%
Effect of asset impairment charges	2.4%	—%	2.2%
Effect of U.S. tax reform	—%	(0.1)%	11.5%
Effect of uncertain tax positions	(1.7)%	(0.6)%	(1.3)%
Effect of nondeductible executive compensation	1.4%	0.9%	0.6%
Effect of base erosion and anti-abuse tax	—%	1.0%	—%
Other items	—%	—%	(1.5)%
Effective income tax rate	8.2%	7.3%	17.1%

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of the last day of February 2020 and 2019 are as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2020	2019
Deferred tax assets, gross:
Operating loss carryforwards	$13,908	$18,300
Accounts receivable	5,467	4,680
Inventories	8,751	7,806
Operating lease liabilities	10,451	—
Accrued expenses and other	7,692	8,293
Total gross deferred tax assets	46,269	39,079
Valuation allowance	(14,073)	(17,086)
Deferred tax liabilities:
Operating lease assets	(7,573)	—
Depreciation and amortization	(14,212)	(19,750)
Total deferred tax assets, net	$10,411	$2,243

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We consider the scheduled reversal of deferred tax liabilities, expected future taxable income and tax planning strategies in assessing the ultimate realization of deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not be recoverable.  In fiscal 2020, the $3.0 million net decrease in our valuation allowance was principally due to a reduction in the value of the operating loss carryforwards to be used in the future.
The composition of our operating loss carryforwards at the end of fiscal 2020 is as follows:

		February 29, 2020
(in thousands)	Tax Year Expiration Date Range	Deferred Tax Assets	Operating Loss Carryforward
U.S. state operating loss carryforward	2028-2038	245	4,149
Non-U.S. operating loss carryforwards with definite carryover periods	2021-2037	1,823	6,917
Non-U.S. operating loss carryforwards with indefinite carryover periods	Indefinite	11,840	43,369
Subtotals		13,908	$54,435
Less portion of valuation allowance established for operating loss carryforwards		(13,406)
Total		$502

Any future amount of deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during any carryforward periods are reduced.
During fiscal 2020 and 2019, changes in the total amount of unrecognized tax benefits were as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2020	2019
Total unrecognized tax benefits, beginning balance	$3,205	$4,428
Resolution of tax dispute	—	—
Changes in tax positions taken during a prior period	(2,819)	15
Lapse in statute of limitations	—	(1,057)
Impact of foreign currency re-measurement	—	(161)
Settlements	(273)	(20)
Total unrecognized tax benefits, ending balance	113	3,205
Less current unrecognized tax benefits	—	(316)
Noncurrent unrecognized tax benefits	$113	$2,889

Included in the balance of unrecognized tax benefits at the end of fiscal 2019 were $3.2 million (includes interest) of tax benefits, which were principally reversed during fiscal 2020.  We do not expect any significant changes to our existing unrecognized tax benefits during the next twelve months resulting from any issues currently pending with tax authorities.
We classify interest and penalties on uncertain tax positions as income tax expense.  At the end of fiscal 2020 and 2019, the liability for tax-related interest and penalties included in unrecognized tax benefits was $0.1 and $0.6 million, respectively.  Additionally, during fiscal 2020, 2019 and 2018 we recognized tax benefits from tax-related interest and penalties of $0.5, $0.5 and $0.5 million, respectively, in the consolidated statements of income.
We file income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. We do not expect that any proposed adjustments from these tax jurisdictions will have a material impact on our consolidated financial statements.
As of February 29, 2020, tax years under examination or still subject to examination by material tax jurisdictions are as follows:

Jurisdiction	Tax Years Under Examination	Open Tax Years
United Kingdom	- None -	2019	—	2020
United States	2017 - 2018	2017	—	2020
Switzerland	- None -	2016	—	2020
Hong Kong	- None -	2014	—	2020

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

Note 23 - Earnings Per Share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period.  We compute diluted earnings per share using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities.  Dilutive securities at any given point in time may consist of outstanding options to purchase common stock and issued and contingently issuable unvested RSUs, PSUs, RSAs, PSAs and other stock-based awards (see Note 11).  Anti-dilutive securities are not included in the computation of diluted earnings per share under the treasury stock method.
For fiscal 2020, 2019 and 2018, the components of basic and diluted shares were as follows:
WEIGHTED AVERAGE DILUTED SECURITIES

	Fiscal Years Ended Last Day of February,
(in thousands)	2020	2019	2018
Weighted average shares outstanding, basic	25,118	26,073	27,077
Incremental shares from share-based compensation arrangements	204	230	177
Weighted average shares outstanding, diluted	25,322	26,303	27,254
Antidilutive securities	197	262	319

Note 24 - Subsequent Events

On March 13, 2020, the President of the United States announced a National Emergency relating to COVID-19. There is a possibility of widespread infection in the U.S. and abroad, with the potential for catastrophic impact. As a result of these and other effects of COVID-19, we expect the current public health crisis to adversely impact our business, which may be material. The impact includes the effect of temporary closures of, and limited hours of operation and materially lower store traffic at, customer stores. The COVID-19 pandemic is also impacting our third-party manufacturers, most of which are located in the Far East, principally China. The extent of the impact of COVID-19 on our business and financial results will depend largely on future developments, including the duration of the spread of the COVID-19 outbreak within the U.S. and globally, the impact on capital and financial markets and the related impact on consumer confidence and spending. These future developments are outside of our control, are highly uncertain and cannot be predicted. If the impact is prolonged, then it can further increase the difficulty of planning for operations. These and other potential impacts of the current public health crisis could therefore materially and adversely affect our business, financial condition, cash flows and results of operations. This situation is changing rapidly, and additional impacts may arise that we are currently not aware of. Accordingly, the results for the first quarter of fiscal 2021 and the full fiscal 2021 could also be impacted in ways that we are not able to predict today, including, but not limited to, non-cash write-downs and asset impairment charges (including impairments on goodwill and other indefinite-lived intangible assets).

On March 13, 2020, we entered into an amendment to the Credit Agreement. The amendment extended the maturity of the commitment under the Credit Agreement from December 7, 2021 to March 13, 2025. Further, the amendment increased the unsecured revolving commitment from $1.0 billion to $1.25 billion. See Note 16.

On March 24, 2020, we borrowed approximately $200 million under the Credit Agreement as part of a comprehensive precautionary approach to increase our cash position and maximize our financial flexibility in light of the current volatility in the global markets resulting from the COVID-19 outbreak. After giving effect to the borrowing, the remaining amount available for borrowings under the Credit Agreement was $536.4 million and our cash and cash equivalents on hand was approximately $393.0 million. Covenants in our debt agreements can limit the amount of indebtedness we can incur. We may repay amounts borrowed at any time without penalty.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts

(in thousands)	Beginning Balance	Additions (1)	Deductions (2)	Ending Balance
Year Ended February 28, 2018
Allowances for doubtful accounts	$3,266	$1,066	$1,420	$2,912
Year Ended February 28, 2019
Allowances for doubtful accounts	$2,912	$1,097	$1,977	$2,032
Year Ended February 29, 2020
Allowances for doubtful accounts	$2,032	$529	$1,100	$1,461
All amounts presented above have been restated to exclude the impact of our discontinued operations.

(1)	Represents periodic charges to the provision for doubtful accounts.

(2)	Represents write-offs of doubtful accounts, net of recoveries of previously reserved amounts.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act as of February 29, 2020.  In conducting our evaluation of the effectiveness of internal control over financial reporting, we have excluded the assets and liabilities and results of operations of Drybar Products, which we acquired on January 23, 2020, in accordance with the Securities and Exchange Commission’s guidance concerning the reporting of internal controls over financial reporting in connection with a material acquisition. The assets and net sales revenue of Drybar Products that were excluded from our assessment constituted approximately 1.6 and 0.4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 29, 2020.
Based upon that evaluation, which excluded the internal control over financial reporting of Drybar Products, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
Changes in Internal Control Over Financial Reporting
In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Exchange Act that occurred during our fiscal year ended February 29, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Information in our definitive Proxy Statement for the 2020 Annual General Meeting of Shareholders (the “Proxy Statement”) is incorporated by reference in response to this Item 10, as noted below:

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

3.2
Amended and Restated Bye-Laws (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, File No. 001-14669, filed with the Securities and Exchange Commission on June 27, 2016).

4.1*	Description of the Company's Securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934.
10.1†
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2014, filed with the Securities and Exchange Commission on April 29, 2014 (the “2014 10-K”)).

10.2†	Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Appendix C to the 2008 Proxy Statement).
10.3†
Helen of Troy Limited Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2015).

10.4†
Amended and Restated Helen of Troy Limited 2011 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on 10-Q, filed with the Securities and Exchange Commission on October 11, 2016).

10.5
Loan Agreement, dated as of March 1, 2013, by and between Kaz USA, Inc. and Mississippi Business Finance Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2013).

10.6
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

10.9
Second Amendment to Guaranty Agreement, dated as of June 11, 2014, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2014).

10.10
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

10.11
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

10.12
Amended and Restated Guaranty, dated March 1, 2018, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. and other lenders, pursuant to the Amended and Restated Credit Agreement, dated January 16, 2015 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2019, filed with the Securities and Exchange Commission on April 29,2019 (the “2019 10-K”)).

10.13
Third Amendment to Guaranty Agreement, dated as of January 16, 2015, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2015).

10.14
Fourth Amendment to Guaranty Agreement, dated as of December 7, 2016, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2017, filed with the Securities and Exchange Commission on May 1, 2017 (the “2017 10-K”)).

10.15
First Supplemental Trust Indenture, dated as of March 1, 2014, by and between Mississippi Business Finance Corporation and Deutsche Bank National Trust, as trustee (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015, filed with the Securities and Exchange Commission on April 29, 2015 (the “2015 10-K”)).

10.16
Second Supplemental Trust Indenture, dated as of February 18, 2015 but effective February 1, 2015, by and between Mississippi Business Finance Corporation and Deutsche Bank National Trust, as trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2015).

10.17
Third Supplemental Trust Indenture, dated as of December 7, 2016, but effective December 1, 2016, by and between Mississippi Business Finance Corporation and Deutsche Bank National Trust, as trustee (incorporated by reference to Exhibit 10.25 of the 2017 10-K).

10.18
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

10.19
Third Amendment and Commitment Increase to Amended and Restated Credit Agreement dated March 13, 2020, by and among Helen of Troy Texas Corporation, a Texas Corporation, Helen of Troy Limited, a Bermuda company, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2020).

10.20†
Amended and Restated Employment Agreement among Helen of Troy Nevada Corporation, Helen of Troy Limited, a Bermuda company, Helen of Troy Limited, a Barbados company, and Julien Mininberg, effective March 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2018).

10.21†
Helen of Troy Limited 2018 Stock Incentive Plan (incorporated by reference to Annex B of the Company's Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on June 28, 2018).

10.22†
Helen of Troy Limited 2018 Employee Stock Purchase Plan (incorporated by reference to Annex C of the Company's Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on June 28, 2018).

10.23†
Severance Agreement among Helen of Troy Nevada Corporation, a Nevada corporation,Helen of Troy Limited, a Bermuda company, and Brian L. Grass, effective June 17, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-Kfiled with the Securities and Exchange Commission on June 21, 2019).

10.24
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

10.25
Fifth Amendment to Guaranty Agreement, dated effective as of September 28, 2018, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N. A. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ending November 30, 2018, filed with the Securities and Exchange Commission on January 9, 2019).

21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELEN OF TROY LIMITED

By: /s/ Julien R. Mininberg
Julien R. Mininberg Chief Executive Officer and Director April 29, 2020
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Julien R. Mininberg	/s/ Brian L. Grass
Julien R. Mininberg Chief Executive Officer, Director and Principal Executive Officer April 29, 2020	Brian L. Grass Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer April 29, 2020

/s/ Gary B. Abromovitz	/s/ Timothy F. Meeker
Gary B. Abromovitz Director, Deputy Chairman of the Board April 29, 2020	Timothy F. Meeker Director, Chairman of the Board April 29, 2020

/s/ Beryl B. Raff	/s/ Krista Berry
Beryl B. Raff Director April 29, 2020	Krista Berry Director April 29, 2020

/s/ Darren G. Woody	/s/ Thurman K. Case
Darren G. Woody Director April 29, 2020	Thurman K. Case Director April 29, 2020

/s/ William F. Susetka	/s/ Vincent D. Carson
William F. Susetka Director April 29, 2020	Vincent D. Carson Director April 29, 2020