Form 10-Q
period 2020-05-31
HELEN OF TROY LTD
filed 2020-07-10
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2020
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
As of July 2, 2020 there were 25,322,942 shares of common stock of the registrant, $0.10 par value per share, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except shares and par value)	May 31, 2020	February 29, 2020
Assets
Assets, current:
Cash and cash equivalents	$88,517	$24,467
Receivables - principally trade, less allowances of $2,744 and $1,461	332,769	348,023
Inventory	276,327	256,311
Prepaid expenses and other current assets	8,271	9,229
Income taxes receivable	10,356	—
Assets held for sale	40,796	44,806
Total assets, current	757,036	682,836

Property and equipment, net of accumulated depreciation of $136,898 and $132,340	133,375	132,107
Goodwill	739,901	739,901
Other intangible assets, net of accumulated amortization of $153,372 and $148,891	297,000	300,952
Operating lease assets	32,934	32,645
Deferred tax assets, net	14,012	14,635
Other assets, net of accumulated amortization of $2,167 and $2,167	1,430	807
Total assets	$1,975,688	$1,903,883

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$193,637	$152,674
Accrued expenses and other current liabilities	170,408	183,157
Income taxes payable	—	1,181
Long-term debt, current maturities	1,884	1,884
Total liabilities, current	365,929	338,896

Long-term debt, excluding current maturities	322,999	337,421
Lease liabilities, non-current	40,935	40,861
Deferred tax liabilities, net	4,989	4,224
Other liabilities, non-current	19,084	20,758
Total liabilities	753,936	742,160

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 25,321,205 and 25,193,766 shares issued and outstanding	2,532	2,519
Additional paid in capital	269,797	268,043
Accumulated other comprehensive income (loss)	(8,917)	(7,005)
Retained earnings	958,340	898,166
Total stockholders' equity	1,221,752	1,161,723
Total liabilities and stockholders' equity	$1,975,688	$1,903,883

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended May 31,
(in thousands, except per share data)	2020	2019
Sales revenue, net	$420,835	$376,335
Cost of goods sold	241,534	222,608
Gross profit	179,301	153,727

Selling, general and administrative expense ("SG&A")	121,989	105,901
Restructuring charges	333	619
Operating income	56,979	47,207

Non-operating income, net	236	132
Interest expense	(3,846)	(3,308)
Income before income tax	53,369	44,031

Income tax expense (benefit)	(6,917)	3,337
Net income	$60,286	$40,694

Earnings per share:
Basic	$2.39	$1.63
Diluted	$2.37	$1.61

Weighted average shares of common stock used in computing earnings per share:
Basic	25,254	25,019
Diluted	25,397	25,245

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended May 31,
(in thousands)	2020	2019
Net income	$60,286	$40,694
Other comprehensive income (loss), net of tax:
Cash flow hedge activity - interest rate swaps	(2,607)	(3,993)
Cash flow hedge activity - foreign currency contracts	695	791
Total other comprehensive income (loss), net of tax	(1,912)	(3,202)
Comprehensive income	$58,374	$37,492

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 28, 2019	24,946	$2,495	$246,585	$1,191	$746,366	$996,637
Net income	—	—	—	—	40,694	40,694
Other comprehensive loss, net of tax	—	—	—	(3,202)	—	(3,202)
Exercise of stock options	35	4	1,822	—	—	1,826
Net issuance and settlement of restricted stock	173	17	(17)	—	—	—
Issuance of common stock related to stock purchase plan	15	1	1,407	—	—	1,408
Common stock repurchased and retired	(68)	(7)	(8,322)	—	(459)	(8,788)
Share-based compensation	—	—	7,604	—	—	7,604
Balances at May 31, 2019	25,101	$2,510	$249,079	$(2,011)	$786,601	$1,036,179

Balances at February 29, 2020	25,194	$2,519	$268,043	$(7,005)	$898,166	$1,161,723
Net income	—	—	—	—	60,286	60,286
Other comprehensive loss, net of tax	—	—	—	(1,912)	—	(1,912)
Exercise of stock options	8	1	475	—	—	476
Net issuance and settlement of restricted stock	165	17	(17)	—	—	—
Issuance of common stock related to stock purchase plan	15	1	1,900	—	—	1,901
Common stock repurchased and retired	(61)	(6)	(9,895)	—	(112)	(10,013)
Share-based compensation	—	—	9,291	—	—	9,291
Balances at May 31, 2020	25,321	$2,532	$269,797	$(8,917)	$958,340	$1,221,752

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended May 31,
(in thousands)	2020	2019
Cash provided by operating activities:
Net income	$60,286	$40,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,140	7,767
Amortization of financing costs	267	255
Non-cash operating lease asset amortization	298	654
Provision for doubtful receivables	1,738	54
Non-cash share-based compensation	9,291	7,604
Loss on the sale or disposal of property and equipment	6	—
Deferred income taxes and tax credits	2,274	1,941
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	13,516	17,715
Inventories	(16,017)	(33,005)
Prepaid expenses and other current assets	1,490	(9,282)
Other assets and liabilities, net	(2,647)	9,138
Accounts payable	40,963	(4,500)
Accrued expenses and other current liabilities	(16,010)	(22,842)
Accrued income taxes	(11,769)	(517)
Net cash provided by operating activities	92,826	15,676

Cash used by investing activities:
Capital and intangible asset expenditures	(6,451)	(3,718)
Net cash used by investing activities	(6,451)	(3,718)

Cash used by financing activities:
Proceeds from line of credit	765,200	165,300
Repayment of line of credit	(774,200)	(163,300)
Repayment of long-term debt	(1,900)	(1,900)
Payment of financing costs	(3,789)	—
Proceeds from share issuances under share-based compensation plans	2,377	3,234
Payments for repurchases of common stock	(10,013)	(8,788)
Net cash used by financing activities	(22,325)	(5,454)

Net increase in cash and cash equivalents	64,050	6,504
Cash and cash equivalents, beginning balance	24,467	11,871
Cash and cash equivalents, ending balance	88,517	18,375

Supplemental non-cash items not included above resulting from the adoption of ASC 842
Initial recognition of operating lease asset	$—	$(37,082)
Initial recognition of lease liabilities	—	47,223
Accrued expenses and other current liabilities	—	(2,873)
Other assets and liabilities, net	—	(7,311)
Prepaid expenses and other current assets	—	43

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
May 31, 2020

Note 1 - Basis of Presentation and Related Information

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of May 31, 2020 and February 29, 2020, and the results of our consolidated operations for the interim periods presented.  We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 29, 2020, and our other reports on file with the Securities and Exchange Commission (“SEC”).

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

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994.  We are a global designer, developer, importer, marketer, and distributor of an expanding portfolio of brand-name consumer products.  We have three segments: Housewares, Health & Home, and Beauty.  Our Housewares segment provides a broad range of innovative consumer products for the home and on the go.  Product offerings include food preparation tools and storage containers; cleaning, bath and garden tools and accessories; infant and toddler care products; and insulated beverage, food containers and coolers.  The Health & Home segment focuses on health care devices such as thermometers, humidifiers, blood pressure monitors, and heating pads; water filtration systems; and small home appliances such as portable heaters, fans, and air purifiers.  Our Beauty segment products include electric hair care, beauty care and wellness appliances; grooming tools and accessories; and liquid-, solid- and powder-based personal care and grooming products.

Our business is seasonal due to different calendar events, holidays and seasonal weather patterns. Historically, our highest sales volume and operating income occur in our third fiscal quarter ending November 30th.  We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the United States.

On January 23, 2020, we completed the acquisition of Drybar Products LLC ("Drybar Products"), for approximately $255.9 million in cash, subject to certain customary closing adjustments. Drybar Products is a fast-growing, innovative, trend-setting prestige hair care and styling brand. As part of the transaction, Helen of Troy granted a worldwide license to Drybar Holdings LLC, the owner and long-time operator of Drybar blowout salons, to use the Drybar trademark in their continued operation of Drybar salons. The salons will exclusively use, promote, and sell Drybar products globally. See Note 7 for additional information on the acquisition.

During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our mass market personal care business. The assets to be disposed of include intangible assets, inventory and fixed assets relating to our mass channel liquids, powder and aerosol products including brands such as Pert, Brut, Sure and Infusium. We expect the divestiture to occur within fiscal 2021. Accordingly, we have classified the identified assets of the disposal group as held for sale. For additional information, see Note 5.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) to be a pandemic. COVID-19 continues to spread throughout the United States and the world, with the continued potential for catastrophic impact. The effects of the COVID-19 pandemic have had an unfavorable impact on certain parts of our business. The impact includes the effect of temporary closures of customer stores, or limited hours of operation, which has resulted in materially lower store traffic at our brick and mortar retailers. The economic impact of historic unemployment and consumer uncertainty has also resulted in reduced overall demand for our more discretionary product lines. COVID-19 has also disrupted certain parts of our supply chain, which in certain cases has limited our ability to fulfill demand. COVID-19 has favorably impacted the demand for our product lines that are more defensive, meet certain healthcare or healthy living needs, or meet the needs of consumers that are spending more time at home as a result of the pandemic. COVID-19 has also favorably impacted our online channel in a meaningful way, as brick and mortar shopping options have been limited or considered unsafe. Although the favorable impacts of COVID-19 outweighed the unfavorable impacts in the first quarter of fiscal 2021, this situation is changing rapidly, and additional impacts or more pronounced adverse impacts may arise that we are not currently aware of. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

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

Note 2 - New Accounting Pronouncements

Except for the changes discussed below, there have been no changes in the information provided in our Form 10-K for the fiscal year ended February 29, 2020.

Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (with subsequent targeted amendments) which modifies the measurements of expected credit losses for certain financial instruments and financial assets, including trade receivables. This ASU was effective for us in the first quarter of fiscal 2021, and the adoption of this ASU did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. Certain disclosures in ASU 2018-13 would need to be applied on a retrospective basis and others on a prospective basis. This ASU was effective for us in the first quarter of fiscal 2021, and the adoption of this ASU did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU was effective for us in the first quarter of fiscal 2021, and the adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Our revenue is primarily generated from the sale of non-customized consumer products to customers. These products are promised goods that are distinct performance obligations. Revenue is recognized when control of, and title to, the product sold transfers to the customer in accordance with applicable shipping terms, which can occur on the date of shipment or the date of receipt by the customer, depending on the customer and the agreed upon shipping terms. Payment terms from the sale of our products are typically due to us in thirty to ninety days after the date of sale. Therefore, the timing and amount of revenue recognized was not materially impacted by the new guidance. We have thus concluded that the adoption of the guidance did not have a material impact on our consolidated financial statements. The provisions of the new guidance did however impact the classification of certain consideration paid to our customers. We therefore have reclassified an immaterial amount of such payments from SG&A to a reduction of net sales revenue for all periods presented. Also, in accordance with the guidance, we reclassified an immaterial amount of estimated sales returns from a reduction of receivables to accrued expenses and other current liabilities for all periods presented.  We elected to adopt the guidance using the full retrospective method.

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
We primarily have leases for office space, which are classified as operating leases. Operating leases are included in operating lease assets, accrued expenses and other current liabilities, and lease liabilities, non-current in our consolidated balance sheets. Operating lease assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As most of our lease contracts do not provide an explicit interest rate, we use an estimated secured incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
We include options to extend or terminate the lease in the lease term for accounting considerations, when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of less than 1 to 13 years. Lease expense for lease payments is recognized on a straight-line basis over the lease term in a manner similar to previous accounting guidance. We do not recognize leases with an initial term of twelve months or less on the balance sheet and instead recognize the related lease payments as expense in the condensed consolidated statements of income on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component for all asset classes. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Operating lease expense recognized in the condensed consolidated statements of income was $1.6 million for both of the three month periods ended May 31, 2020 and 2019.  Short-term lease expense is excluded from this amount and is not material. For the three month periods ended May 31, 2020 and 2019, rent expense related to all our operating leases was $2.1 and $2.0 million, respectively. The non-cash component of lease expense is included as an adjustment to reconcile net income to net cash provided by operating activities in the condensed consolidated statements of cash flows. A summary of supplemental lease information is as follows:

May 31, 2020
Weighted average remaining lease term (years)	10.5
Weighted average discount rate	6.13%
Year-to-date cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$1,272

A summary of our estimated lease payments, imputed interest and liabilities are as follows:

(in thousands)
Fiscal 2021 (balance for remainder of fiscal year)	$5,014
Fiscal 2022	6,375
Fiscal 2023	6,044
Fiscal 2024	5,332
Fiscal 2025	5,762
Thereafter	34,370
Total future lease payments	62,897
Less: imputed interest	(17,808)
Present value of lease liability	$45,089

May 31, 2020
Lease liabilities, current (1)	$4,154
Lease liabilities, non-current	40,935
Total lease liability	$45,089

(1) Included as part of "Accrued expenses and other current liabilities" on the condensed consolidated balance sheet.

Note 5 - Assets Held for Sale

During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our mass market personal care business. The assets to be disposed of include intangible assets, inventory and fixed assets relating to our mass channel liquids, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium. We expect the divestiture to occur within fiscal 2021 and have classified the identified assets of the disposal group as held for sale. The business is currently being marketed and the process is ongoing.

The carrying amounts of the major classes of assets for the personal care business that were classified as held for sale are as follows:

(in thousands)	May 31, 2020	February 29, 2020
Assets:
Inventory	$13,140	$17,150
Property and equipment, net of accumulated depreciation of $403	83	83
Goodwill	9,849	9,849
Other intangible assets, net of accumulated amortization of $4,474	17,724	17,724
Total assets held for sale	$40,796	$44,806

Note 6 - Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

(in thousands)	Estimated Useful Lives (Years)			May 31, 2020	February 29, 2020
Land		-		$12,644	$12,644
Building and improvements	3	-	40	115,744	115,592
Computer, software, furniture and other equipment	3	-	15	90,327	89,257
Tools, molds and other production equipment	3	-	7	41,276	37,652
Construction in progress		-		10,282	9,302
Property and equipment, gross				270,273	264,447
Less accumulated depreciation				(136,898)	(132,340)
Property and equipment, net				$133,375	$132,107

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)	May 31, 2020	February 29, 2020
Accrued compensation, benefits and payroll taxes	$27,368	$49,624
Accrued sales discounts and allowances	30,716	34,176
Accrued sales returns	23,051	22,972
Accrued advertising	35,034	31,351
Other	54,239	45,034
Total accrued expenses and other current liabilities	$170,408	$183,157

Note 7 - Acquisitions

Drybar Products Acquisition - On January 23, 2020, we completed the acquisition of Drybar Products for approximately $255.9 million in cash, subject to certain customary closing adjustments. Acquisition-related expenses incurred during fiscal 2020 were approximately $2.5 million before tax. The purchase price was funded by borrowings under the Company's revolving credit agreement.

Drybar is a fast-growing, innovative, trend-setting prestige hair care and styling brand in the multi-billion-dollar beauty industry. As part of the transaction, we granted a worldwide license to Drybar Holdings LLC, the owner and long-time operator of Drybar blowout salons, to use the Drybar trademark in their continued operation of Drybar salons. The salons will exclusively use, promote, and sell Drybar products globally.

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

The following schedule presents the net assets recorded upon the acquisition of Drybar Products on January 23, 2020:

(in thousands)
Assets:
Receivables	$7,710
Inventory	16,603
Prepaid expenses and other current assets	190
Property and equipment	1,472
Goodwill	172,933
Trade names - definite	30,000
Other intangible assets - definite	33,000
Subtotal - assets	261,908
Liabilities:
Accounts payable	1,948
Accrued expenses	4,099
Subtotal - liabilities	6,047
Net assets recorded	$255,861
The fair values of the above assets acquired and liabilities assumed were estimated by applying income and market approaches. Key assumptions include various discount rates based upon a 12.6% weighted average cost of capital; royalty rates used in the determination of trade names and customer relationship asset values of 5.0% and 3.0%, respectively; and a customer attrition rate used in the determination of customer relationship values of 6.7% per year.

Note 8 - Goodwill and Intangible Assets

We perform annual impairment tests each fiscal year during the fourth quarter and interim impairment tests, if and when necessary. We did not record any impairment charges during the first quarters of fiscal 2021 or 2020.

The following table summarizes the carrying amounts and accumulated amortization for all intangible assets by segment as of the end of the periods presented:

	May 31, 2020				February 29, 2020
(in thousands)	Gross Carrying Amount	Cumulative Goodwill Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Cumulative Goodwill Impairments	Accumulated Amortization (1)	Net Book Value
Housewares:
Goodwill	$282,056	$—	$—	$282,056	$282,056	$—	$—	$282,056
Trademarks - indefinite	134,200	—	—	134,200	134,200	—	—	134,200
Other intangibles - finite	42,544	—	(21,969)	20,575	42,095	—	(21,469)	20,626
Subtotal	458,800	—	(21,969)	436,831	458,351	—	(21,469)	436,882

Health & Home:
Goodwill	284,913	—	—	284,913	284,913	—	—	284,913
Trademarks - indefinite	54,000	—	—	54,000	54,000	—	—	54,000
Licenses - finite	17,050	—	(15,840)	1,210	17,050	—	(15,752)	1,298
Licenses - indefinite	7,400	—	—	7,400	7,400	—	—	7,400
Other intangibles - finite	118,294	—	(100,504)	17,790	118,223	—	(98,142)	20,081
Subtotal	481,657	—	(116,344)	365,313	481,586	—	(113,894)	367,692

Beauty:
Goodwill	172,932	—	—	172,932	244,925	(71,993)	—	172,932
Trademarks - finite	30,151	—	(824)	29,327	33,392	—	(3,564)	29,828
Licenses - finite	13,697	—	(12,879)	818	13,697	—	(12,800)	897
Other intangibles - finite	33,036	—	(1,356)	31,680	79,171	—	(46,549)	32,622
Subtotal	249,816	—	(15,059)	234,757	371,185	(71,993)	(62,913)	236,279
Total	$1,190,273	$—	$(153,372)	$1,036,901	$1,311,122	$(71,993)	$(198,276)	$1,040,853
(1)Reflects the retirement and reclassification of accumulated amortization of $49.4 million related to impaired assets and assets held for sale related to the personal care business in the Beauty segment.

The following table summarizes the amortization expense attributable to intangible assets recorded in SG&A in the condensed consolidated statements of income for the periods shown below, as well as our estimated amortization expense for fiscal 2021 through 2026:

Aggregate Amortization Expense
For the three months ended (in thousands)
May 31, 2020	$4,474
May 31, 2019	3,876

Estimated Amortization Expense (in thousands)
Fiscal 2021	$16,651
Fiscal 2022	10,317
Fiscal 2023	10,243
Fiscal 2024	9,858
Fiscal 2025	9,194
Fiscal 2026	7,210

Note 9 - Share-Based Compensation Plans

We have equity awards outstanding under several share-based compensation plans. During the three months ended May 31, 2020, we had the following share-based compensation activity:

•We issued 1,064 shares to non-employee Board members with a total grant date fair value of $0.2 million and an average share price of $171.25.

•We granted time-vested restricted stock units ("RSUs") that may be settled for 2,708 shares of common stock with a weighted average grant price of $170.27 per share for a total award fair value at date of grant of $0.5 million.

•We granted time-vested restricted stock awards ("RSAs") that may be vested for 36,248 shares of common stock with a weighted average grant price of $170.35 per share and a total award fair value at date of grant of $6.2 million.

•We granted performance-based restricted stock units ("PSUs") that may be settled for 4,970 shares of common stock with a weighted average grant price of $170.27 per share and a total award fair value at date of grant of $0.8 million.

•We granted performance-based restricted stock awards ("PSAs") that are targeted to be vested for 86,004 shares of common stock with a weighted average grant price of $170.27 per share and a total award fair value at date of grant of $14.6 million.

•RSUs for 46,091 shares vested and settled, with a total fair value at settlement of $7.6 million, and an average share price of $164.48 per share.

•PSUs for 112,720 shares vested and settled, with a total grant date fair value of $18.6 million, and an average share price of $164.58 per share.

•RSAs for 5,462 shares vested, with a total fair value at settlement of $0.9 million, and an average share price of $164.23 per share.

•Employees exercised stock options to purchase 8,440 shares of common stock.

•There were purchases of 14,566 shares of common stock under the employee stock purchase plan at an average price of $130.48 per share.

We recorded the following share-based compensation expense in SG&A for the periods shown below:

	Three Months Ended May 31,
(in thousands, except per share data)	2020	2019
Stock options	$12	$116
Directors stock compensation	182	140
Performance based and other stock awards	8,611	7,023
Employee stock purchase plan	486	325
Share-based compensation expense	9,291	7,604
Less income tax benefits	(606)	(577)
Share-based compensation expense, net of income tax benefits	$8,685	$7,027

Impact of share-based compensation on earnings per share:
Basic	$0.34	$0.28
Diluted	$0.34	$0.28

Note 10 - Repurchase of Helen of Troy Common Stock

In May 2019, we announced that our Board of Directors authorized the repurchase of up to $400 million of our outstanding common stock.  The authorization was effective May 8, 2019 for a period of three years and replaced Helen of Troy's previous repurchase authorization, of which approximately $107.4 million remained. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities.  As of May 31, 2020, our repurchase authorization allowed for the purchase of $383.0 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

	Three Months Ended May 31,
(in thousands, except share and per share data)	2020	2019
Common stock repurchased on the open market:
Number of shares	—	—
Aggregate value of shares	$—	$—
Average price per share	$—	$—

Common stock received in connection with share-based compensation:
Number of shares	60,845	68,204
Aggregate value of shares	$10,013	$8,788
Average price per share	$164.56	$128.85

Note 11 - Restructuring Plan

In October 2017, we announced that we had approved a restructuring plan (referred to as “Project Refuel”) intended to improve the performance primarily in the Beauty and former Nutritional Supplements segments. Project Refuel includes a reduction-in-force and the elimination of certain contracts.  We are targeting total annualized profit improvements of approximately $9.0 to $11.0 million over the duration of the plan.  We estimate the plan will be completed during fiscal 2021, and expect to incur total restructuring charges of approximately $9.5 million over the duration of the plan. Restructuring provisions are determined based on estimates prepared at the time the restructuring actions are approved by management and are revised periodically.

For the three month period ended May 31, 2020, we incurred pre-tax restructuring charges of $0.3 million. Since implementing Project Refuel, we have incurred $9.0 million of pre-tax restructuring costs as of May 31, 2020.  During the three month period ended May 31, 2020, we made total cash restructuring payments of $0.6 million. Since implementing Project Refuel, we have made total cash restructuring payments of $8.6 million. We had a remaining liability of $0.5 million as of May 31, 2020.

Note 12 - Commitments and Contingencies

Legal Matters – We are involved in various legal claims and proceedings in the normal course of operations.  We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 13 - Long-Term Debt

Credit Agreement - As of February 29, 2020, we had a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provided for an unsecured total revolving commitment of $1.0 billion. Borrowings accrued interest under one of two alternative methods (based upon a base rate or LIBOR) as described in the Credit Agreement. With each borrowing against our credit line, we could elect the interest rate method based on our funding needs at the time. We also incurred loan commitment and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduced the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. We were able to repay amounts borrowed at any time without penalty.

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

As of May 31, 2020, the outstanding revolving loan principal balance was $311.0 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $9.0 million. For the three months ended May 31, 2020, borrowings under the Credit Agreement incurred interest expense at rates ranging from 1.2% to 4.8%. As of May 31, 2020, the amount available for borrowings under the Credit Agreement was $930.0 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of May 31, 2020, these covenants effectively limited our ability to incur more than $731.7 million of additional debt from all sources, including the Credit Agreement, or $930.0 million in the event a qualified acquisition is consummated.

Other Debt Agreements - As of May 31, 2020, we have an aggregate principal balance of $18.6 million (excluding prepaid financing fees) under a loan agreement (the “MBFC Loan”) with the Mississippi Business Finance Corporation (the “MBFC”), which was entered into in connection with the issuance by MBFC of taxable industrial development revenue bonds (the “Bonds”). The borrowings were used to fund construction of our Olive Branch, Mississippi distribution facility. Since March 2018, the MBFC Loan can be called by the holder at any time. The remaining loan balance is payable as follows: $1.9 million annually on March 1, 2021 and 2022; and $14.8 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

On May 14, 2020, Helen of Troy Limited and certain of its subsidiaries entered into the Sixth Amendment to Guaranty Agreement (the “Amended Guaranty”) in favor of Bank of America, N.A. The Amended Guaranty amends the Guaranty Agreement (as amended, the “Guaranty Agreement”), dated March 1, 2013, made by the Company and certain of its subsidiaries in favor of Bank of America, N.A. and other lenders. Certain of the representations and warranties, and covenants in the Guaranty Agreement were amended by the Amended Guaranty to include or modify certain baskets, exceptions and other customary provisions.

The Bonds were issued under a Trust Indenture, dated as of March 1, 2013 (as supplemented, the “Indenture”), by and between MBFC and U.S. Bank National Association, as trustee (the “Trustee”). On May 14, 2020, MBFC and U.S. Bank National Association, as Trustee, entered into the Fifth Supplemental Trust Indenture, effective May 14, 2020 (the “Fifth Supplemental Indenture”), with the consent of Kaz USA, Inc. (“Kaz USA”) and Bank of America, N.A., the purchaser of the Bonds. The Base Rate (as defined in the Indenture) and Eurodollar Rate (as defined in the Indenture) each was amended. As amended by the Fifth Supplemental Indenture, the Bonds and the related loans to Kaz USA will bear interest at a Base Rate or Eurodollar Rate plus a margin based on the Net Leverage Ratio (as defined in the Fifth Supplemental Indenture). The Fifth Supplemental Indenture amended the pricing grid for the Eurodollar and Base Rate margins.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our debt agreements require the maintenance of certain key financial covenants defined in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations on page 39. Our debt agreements also contain other customary covenants, including, among other things, covenants restricting or limiting us, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on our properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) repurchasing shares of our common stock and paying dividends. Our debt agreements also contain customary events of default, including failure to pay principal or interest when due, among others. Our debt agreements are cross-defaulted to each other. Upon an event of default under our debt agreements, the holders or lenders may, among other things, accelerate the maturity of any amounts outstanding under our debt agreements. The commitments of the lenders to make loans to us under the Credit Agreement are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the Credit Agreement.

As of May 31, 2020, we were in compliance with all covenants as defined under the terms of the Credit Agreement and our other debt agreements.

The following table summarizes our long-term debt as of the end of the periods shown:

(in thousands)	May 31, 2020	February 29, 2020
MBFC Loan (1)	$18,540	$20,451
Credit Agreement (2)	306,343	318,854
Total long-term debt	324,883	339,305
Less current maturities of long-term debt	(1,884)	(1,884)
Long-term debt, excluding current maturities	$322,999	$337,421
(1)The MBFC Loan is unsecured and bears floating interest based on either LIBOR plus a margin of up to 2.0%, or a Base Rate plus a margin of up to 1.0%, as determined by the interest rate elected and the net leverage ratio defined in the Indenture. Since March 2018, the loan may be called by the holder at any time.  The loan can be prepaid without penalty.  The remaining principal balance is payable as follows: $1.9 million annually on March 1, 2021 and 2022; and $14.8 million on March 1, 2023.  Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

(2)The Credit Agreement's floating interest rates are hedged with interest rate swaps to effectively fix interest rates on $225 million of the outstanding principal balance under the Credit Agreement (see Notes 14, 15 and 16 for additional information regarding interest rate swaps).

At May 31, 2020 and February 29, 2020, our long-term debt has floating interest rates, and its book value approximates its fair value.

Note 14 - Fair Value

We classify our various assets and liabilities recorded or reported at fair value under a hierarchy prescribed by GAAP that prioritizes inputs to fair value measurement techniques into three broad levels:

Level 1:Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Level 2:Observable inputs other than quoted prices that are directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable; and

Level 3:Unobservable inputs that reflect the reporting entity’s own assumptions.

Assets and liabilities subject to classification are classified upon acquisition.  When circumstances dictate the transfer of an asset or liability to a different level, our policy is to recognize the transfer at the beginning of the reporting period in which the event resulting in the transfer occurred.

The following tables present the fair value of our financial assets and liabilities measured on a recurring basis as of the end of the periods shown:

	Fair Values (1)
(in thousands)	May 31, 2020	February 29, 2020
Assets:
Money market accounts	$62,351	$2,648
Interest rate swaps	—	—
Foreign currency contracts	2,373	2,083
Total assets	$64,724	$4,731

Liabilities:
Floating rate debt	$324,883	$339,305
Interest rate swaps	14,123	10,717
Foreign currency contracts	400	159
Total liabilities	$339,406	$350,181

(1)Our financial assets and liabilities are classified as Level 2 because their valuation is dependent on observable inputs and other quoted prices for similar assets or liabilities, or model-derived valuations whose significant value drivers are observable.

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturity of these items.

We use derivatives for hedging purposes and our derivatives are primarily interest rate swaps, foreign currency contracts and cross-currency debt swaps.  See Notes 13, 15 and 16 to these condensed consolidated financial statements for more information on our hedging activities.

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

Our other non-financial assets include goodwill, other intangible assets and assets held for sale, which we classify as Level 3 items.  These assets are measured at fair value on a non-recurring basis as part of our impairment testing.  Note 8 to these condensed consolidated financial statements contains additional information related to goodwill and intangible assets, and our impairment testing.

Note 15 - Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar.  By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses.  As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  During the three month periods ended May 31, 2020 and 2019, approximately 15% and 12% of our net sales revenue was in foreign currency, respectively. These sales were primarily denominated in Euros, British Pounds, Canadian Dollars and Mexican Pesos. We make most of our inventory purchases from the Far East and primarily use the U.S. Dollar for such purchases. In our condensed consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A. We recorded net exchange gains (losses) from foreign currency fluctuations, including the impact of currency hedges and cross-currency debt swaps, of $(1.7) million and $0.8 million in SG&A during the three months ended May 31, 2020 and 2019, respectively.

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

Interest Rate Risk - Interest on our outstanding debt as of May 31, 2020 is based on floating interest rates.  If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on $225.0 million of the outstanding principal balance under the Credit Agreement, which totaled $311.0 million (excluding prepaid finance fees) as of May 31, 2020.

The following table summarizes the fair values of our derivative instruments as of the end of the periods shown:

(in thousands)	May 31, 2020
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- current
Zero-cost collar - Euro	Cash flow	02/2021	€6,500	$58	$—	$—	$—
Foreign currency contracts - sell Euro	Cash flow	02/2022	€34,125	708	102	—	—
Foreign currency contracts - sell Canadian Dollar	Cash flow	09/2021	$21,250	310	—	—	47
Zero-cost collar - Pound	Cash flow	02/2021	£5,500	69	—	—	—
Foreign currency contracts - sell Pound	Cash flow	02/2022	£15,935	945	181	—	—
Foreign currency contracts - sell Mexican Peso	Cash flow	08/2020	$10,000	—	—	45	—
Foreign currency contracts - sell Australian Dollar	Cash flow	08/2020	$1,000	—	—	18	—
Interest rate swaps	Cash flow	01/2024	$225,000	—	—	5,045	9,078
Subtotal				2,090	283	5,108	9,125

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swaps - Euro	(1)	04/2022	€6,000	—	—	—	237
Foreign currency contracts - cross-currency debt swaps - Pound	(1)	04/2022	£4,500	—	—	—	53
Subtotal				—	—	—	290
Total fair value				$2,090	$283	$5,108	$9,415

(in thousands)	February 29, 2020
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- current
Zero-cost collar - Euro	Cash flow	02/2021	€8,000	$74	$—	$—	$—
Foreign currency contracts - sell Euro	Cash flow	05/2021	€25,875	837	—	—	15
Foreign currency contracts - sell Canadian Dollar	Cash flow	02/2021	$14,000	202	—	—	—
Zero-cost collar - Pound	Cash flow	02/2021	£6,500	—	—	144	—
Foreign currency contracts - sell Pound	Cash flow	05/2021	£13,000	435	23	—	—
Foreign currency contracts - sell Mexican Peso	Cash flow	05/2020	$10,000	12	—	—	—
Interest rate swaps	Cash flow	01/2024	$225,000	—	—	3,489	7,228
Subtotal				1,560	23	3,633	7,243

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swaps - Euro	(1)	04/2020	€4,400	473	—	—	—
Foreign currency contracts - cross-currency debt swaps - Pound	(1)	04/2020	£5,000	27	—	—	—
Subtotal				500	—	—	—
Total fair value				$2,060	$23	$3,633	$7,243

(1)These are foreign currency contracts for which we have not elected hedge accounting.  We refer to them as “cross-currency debt swaps”. They, in effect, adjust the currency denomination of a portion of our outstanding debt to the Euro and British Pound, as applicable, for the notional amounts reported, creating an economic hedge against currency movements.

The following table summarizes the pre-tax effect of derivative instruments for the periods shown:

	Three Months Ended May 31,
	Gain (Loss) Recognized in OCI (effective portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income			Gain (Loss) Recognized As Income
(in thousands)	2020	2019	Location	2020	2019	Location	2020	2019
Currency contracts - cash flow hedges	$74	$(186)	SG&A	$(765)	$(1,218)		$—	$—
Interest rate swaps - cash flow hedges	(3,407)	(5,200)	Interest expense	—	—	Interest expense	(726)	154
Cross-currency debt swaps - principal	—	—		—	—	SG&A	(149)	464
Cross-currency debt swaps - interest	—	—		—	—	Interest Expense	74	74
Total	$(3,333)	$(5,386)		$(765)	$(1,218)		$(801)	$692

We expect pre-tax losses of $3.0 million associated with foreign currency contracts and interest rate swaps currently reported in accumulated other comprehensive income, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle.

Counterparty Credit Risk - Financial instruments, including foreign currency contracts and cross-currency debt swaps, expose us to counterparty credit risk for non-performance. We manage our exposure to counterparty credit risk by only dealing with counterparties who are substantial international financial institutions with significant experience using such derivative instruments. Although our theoretical credit risk is the replacement cost at the then-estimated fair value of these instruments, we believe that the risk of incurring credit losses is remote.

Note 16 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) by component and related tax effects for the periods shown:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 28, 2019	$132	$1,059	$1,191
Other comprehensive income (loss) before reclassification	(5,200)	(186)	(5,386)
Amounts reclassified out of accumulated other comprehensive income	—	1,218	1,218
Tax effects	1,207	(241)	966
Other comprehensive income (loss)	(3,993)	791	(3,202)
Balance at May 31, 2019	$(3,861)	$1,850	$(2,011)

Balance at February 29, 2020	$(8,199)	$1,194	$(7,005)
Other comprehensive income (loss) before reclassification	(3,407)	74	(3,333)
Amounts reclassified out of accumulated other comprehensive income	—	765	765
Tax effects	800	(144)	656
Other comprehensive income (loss)	(2,607)	695	(1,912)
Balance at May 31, 2020	$(10,806)	$1,889	$(8,917)
See Notes 13, 14 and 15 to these condensed consolidated financial statements for additional information regarding our hedging activities.

Note 17 - Segment Information
The following tables present segment information for the periods shown:

	Three Months Ended May 31, 2020
(in thousands)	Housewares	Health & Home	Beauty (1)	Total
Sales revenue, net	$140,628	$199,956	$80,251	$420,835
Restructuring charges	238	—	95	333
Operating income	23,233	31,533	2,213	56,979
Capital and intangible asset expenditures	2,717	3,408	326	6,451
Depreciation and amortization	2,122	4,052	2,966	9,140

	Three Months Ended May 31, 2019
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$144,942	$154,943	$76,450	$376,335
Restructuring charges	88	—	531	619
Operating income	31,200	15,056	951	47,207
Capital and intangible asset expenditures	2,867	680	171	3,718
Depreciation and amortization	1,613	4,313	1,841	7,767

(1)Includes the operating results from the Drybar Products acquisition, with no comparable results in the same period last year.

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

Note 18 - Income Taxes

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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act is an emergency economic stimulus package in response to the COVID-19 outbreak that contains numerous tax provisions. Among other things, the CARES Act included technical corrections to the effective date language in the Tax Cuts and Jobs Act (the “Tax Act”) related to net operating loss carrybacks.
Upon the enactment of the Tax Act in fiscal 2018, there was a net operating loss on our balance sheet, which was measured using the U.S. statutory tax rate in effect prior to enactment. As a result of the Tax Act, we were required to record a one-time charge of $17.9 million in fiscal 2018, which included a charge of $9.4 million to remeasure the net operating loss at the reduced rate at which it was expected to reverse in the future. The CARES Act effectively reversed the impact of the Tax Act on our net operating loss, resulting in a corresponding tax benefit of $9.4 million recorded in the first quarter of fiscal 2021. For the three months ended May 31, 2020, income tax benefit as a percentage of income before income tax was 13.0% compared to income tax expense of 7.6% for the same period last year, primarily due to this benefit. Income tax benefit for the three months ended May 31, 2020 also includes other discrete benefits to include reductions of U.S. BEAT tax (Base Erosion and Anti-Abuse) and GILTI tax (Global Intangible Low-Tax Income), the recognition of excess tax benefits from share-based compensation settlements, as well as shifts in the mix of taxable income in our various tax jurisdictions.
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

Our Macau subsidiary generates income from the sale of the goods that it has sourced and procured. This subsidiary is responsible for the sourcing and procurement of a large portion of the products that we sell. We currently have an indefinite tax holiday in Macau conditioned on the subsidiary meeting certain employment and investment thresholds. The Macau Offshore Law and its supplementary regulations that grant tax incentives to approved offshore institutions will be abolished on January 1, 2021. Existing approved offshore institutions such as ours can continue to operate under the offshore regime until the end of the calendar year 2020. Beginning in calendar year 2021, our Macau subsidiary will become subject to a statutory corporate income tax of approximately 12%. The ultimate impact of this change, if any, on our overall effective tax rate will depend on a variety of factors including our mix of income by jurisdiction, transfer pricing considerations and the specific tax regulations applicable to us when we are no longer under the Macau Offshore regime. We are in the process of completing our transfer pricing analysis to determine the impact, if any, on our financial statements. Because our Macau subsidiary is not directly or indirectly owned by a U.S. parent, there is no U.S. tax liability associated with the income generated in Macau.

Note 19 - Earnings Per Share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period.  We compute diluted earnings per share using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities.  Dilutive securities at any given point in time may consist of outstanding options to purchase common stock and issued and contingently issuable unvested RSUs, PSUs, RSAs, PSAs and other stock based awards.  Anti-dilutive securities are not included in the computation of diluted earnings per share under the treasury stock method.  See Note 9 to these condensed consolidated financial statements for more information regarding stock-based awards.

The following table presents our weighted average basic and diluted shares for the periods shown:

	Three Months Ended May 31,
(in thousands)	2020	2019
Weighted average shares outstanding, basic	25,254	25,019
Incremental shares from share-based compensation arrangements	143	226
Weighted average shares outstanding, diluted	25,397	25,245

Anti-dilutive securities	262	352

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3 of this report. “Quantitative and Qualitative Disclosures about Market Risk” and “Information Regarding Forward-Looking Statements” in this report and “Risk Factors” in the Company’s most recent annual report on Form 10-K for the fiscal year ended February 29, 2020 (“Form 10-K”) and its other filings with the Securities and Exchange Commission (the “SEC”). This discussion should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1 of this report. When used in this MD&A, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. Throughout this MD&A, we refer to our Leadership Brands, which are brands that have number-one and number-two positions in their respective categories and consist of the OXO, Honeywell, Braun, PUR, Hydro Flask, Vicks, Hot Tools and Drybar brands.

This MD&A, including the tables under the headings “Operating income, operating margin, adjusted operating income (non-GAAP) and adjusted operating margin (non-GAAP) by segment" and “Net Income, diluted earnings per share ("EPS"), adjusted income (non-GAAP), and adjusted diluted EPS (non-GAAP),” respectively, reports operating income, operating margin, net income and diluted earnings per share without the impact of non-cash asset impairment charges, acquisition-related expenses, restructuring charges, tax reform, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based measures presented in our condensed consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges/benefits on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors. We further believe that including the excluded charges/benefits would not accurately reflect the underlying performance of our continuing operations for the period in which the charges are incurred, even though such charges/benefits may be incurred and reflected in our GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information. These measures are discussed further and reconciled to their applicable GAAP based measures contained in this MD&A beginning on page 33.

There were no material changes to the key financial measures discussed in our annual report on Form 10-K for the period ending February 29, 2020.

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

Fiscal 2020 began Phase II of our transformation, which is designed to drive the next five years of progress. The long-term objectives of Phase II include improved organic sales growth, continued margin expansion, and strategic and effective capital deployment. We expect Phase II will include continued investment in our Leadership Brands, with a focus on growing them through consumer-centric innovation, expanding them more aggressively outside the United States, and adding new brands through acquisition. We anticipate building further shared service capability and operating efficiency, as well as attracting, retaining, unifying and training the best people.

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

On January 23, 2020, we completed the acquisition of Drybar Products LLC ("Drybar Products"), for approximately $255.9 million in cash, subject to certain customary closing adjustments. Drybar is a fast-growing, innovative, trend-setting prestige hair care and styling brand in the multi-billion-dollar beauty industry. As part of the transaction, we granted a worldwide license to Drybar Holdings LLC, the owner and long-time operator of Drybar blowout salons, to use the Drybar trademark in their continued operation of Drybar salons. The salons will exclusively use, promote, and sell Drybar products globally.

Consistent with our strategy of focusing resources on our Leadership Brands, during the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our mass channel Personal Care business. The assets to be disposed of include intangible assets, inventory and fixed assets relating to our mass channel liquids, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium. We expect the divestiture to occur within fiscal 2021. Accordingly, we have classified the identified assets of the disposal group as held for sale.

On March 13, 2020, we entered into an amendment to our Credit Agreement with Bank of America, N.A., as administrative agent, and other lenders (as amended, the "Credit Agreement"). The amendment extended the maturity of the commitment under the Credit Agreement from December 7, 2021 to March 13, 2025. Further, the amendment increased the unsecured revolving commitment from $1.0 billion to $1.25 billion. The amount of the accordion was increased from $200 million to $300 million. The accordion permits the Company to request to increase its borrowing capacity, not to exceed the

$300 million commitment in the aggregate, provided certain conditions are met, including lender approval. Following the amendment, borrowings under the Credit Agreement bear interest at either the base rate or LIBOR, plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.0% and 1.0% to 2.0%, respectively, for base rate and LIBOR borrowings. See Note 13 to the accompanying condensed consolidated financial statements for additional information.

Significant Trends Impacting the Business

Potential Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) to be a pandemic. COVID-19 continues to spread throughout the United States and the world, with the continued potential for catastrophic impact. The effects of the COVID-19 pandemic have had an unfavorable impact on certain parts of our business. The impact includes the effect of temporary closures of customer stores, or limited hours of operation, which has resulted in materially lower store traffic. The economic impact of historic unemployment and consumer uncertainty has also resulted in reduced overall demand for our more discretionary product lines. COVID-19 has also disrupted certain parts of our supply chain, which in certain cases has limited our ability to fulfill demand. COVID-19 has favorably impacted the demand for our product lines that are more defensive, meet certain healthcare or healthy living needs, or meet the needs of consumers that are spending more time at home as a result of the pandemic. COVID-19 has also favorably impacted our online channel in a meaningful way, as brick and mortar shopping options have been limited or considered unsafe by consumers. Although the favorable impacts of COVID-19 outweighed the unfavorable impacts in the first quarter of fiscal 2021, this situation is changing rapidly, and additional impacts or more pronounced adverse impacts may arise that we are not currently aware of. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

These future developments are outside of our control, are highly uncertain and cannot be predicted. If the COVID-19 impact or resulting economic downturn is prolonged, then it can further increase the difficulty of planning for operations. These and other potential impacts of the current public health crisis could therefore materially and adversely affect our business, financial condition, cash flows and results of operations.

During the first quarter of fiscal 2021, as part of a comprehensive approach to preserve our cash flow and adjust our cost structure to lower expected revenue, we implemented a number of temporary precautionary measures that will remain in place until there is greater certainty regarding the pandemic, a further re-opening of retail brick and mortar stores and improved consumer demand. These measures included the following:
•A graduated salary reduction for all associates, including named executive officers and the other members of the Company’s executive leadership team;
•A reduction in the cash compensation of the Company's Board of Directors;
•Suspension of merit increases, promotions and new associate hiring until further notice;
•The furlough of associates in specific areas directly tied to sales volume, with assistance to maintain health insurance coverage, as well as a reduction of external temporary labor and reduced work hours;
•Reduction or deferral of marketing expense, while continuing to support brands with strong consumer demand and to keep brands top of mind with the consumer;
•Limited reduction of investment in new product development and launches, in anticipation of more normalized economic activity;
•Elimination of travel expense in the short term, with a significant reduction planned for the second half of fiscal 2021; and
•Reduction of consulting fees and capital expenditures for projects that are not critical.

These temporary measures do not change our view of the Phase II transformation plan and the longer-term opportunities we see to further grow our business.

Potential Impact of Tariffs
During fiscal 2019 and 2020, the Office of the U.S. Trade Representative ("USTR") has imposed, and in certain cases subsequently reduced or removed, additional tariffs on products imported from China. We purchase a high concentration of our products from unaffiliated manufacturers located in China. This concentration exposes us to risks associated with doing business globally, including changes in tariffs. Any alteration of trade agreements and terms between China and the United States, including limiting trade with China, imposing additional tariffs on imports from China and potentially imposing other restrictions on exports from China to the United States may result in further and/or higher tariffs or retaliatory trade measures by China. Furthermore, we have been somewhat successful in obtaining tariff exclusions from the USTR on certain products that we import. These exclusions generally expire after a certain period of time and must be re-approved by the USTR, otherwise higher tariffs will be assessed on our products upon expiration of the exclusions. All of these factors could have a material adverse effect on our business and results of operations.

Foreign Currency Exchange Rate Fluctuations
Due to the nature of our operations, we have exposure to the impact of fluctuations in exchange rates from transactions that are denominated in a currency other than our reporting currency (the U.S. Dollar). The most significant currencies affecting our operating results are the British Pound, Euro, Canadian Dollar, and Mexican Peso.

For the three months ended May 31, 2020, changes in foreign currency exchange rates had an unfavorable impact on consolidated U.S. Dollar reported net sales revenue of approximately $4.8 million, or 1.3%, compared to an unfavorable impact of $2.5 million, or 0.7% for the same period last year.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. For the three months ended May 31, 2020 and 2019, U.S. shipments were approximately 77% and 78% of our consolidated net sales, respectively.

Our concentration of sales reflects the evolution of consumer shopping preferences to online or multichannel shopping experiences. For the three months ended May 31, 2020 and 2019, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 28% and 23%, respectively, of our total consolidated net sales revenue, and grew approximately 33% and 28%, respectively, over the same periods in the prior year.

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

	Three Months Ended May 31,				% of Sales Revenue, net
(in thousands)	2020 (1)	2019	$ Change	% Change	2020	2019
Sales revenue by segment, net
Housewares	$140,628	$144,942	$(4,314)	(3.0)%	33.4%	38.5%
Health & Home	199,956	154,943	45,013	29.1%	47.5%	41.2%
Beauty	80,251	76,450	3,801	5.0%	19.1%	20.3%
Total sales revenue, net	420,835	376,335	44,500	11.8%	100.0%	100.0%
Cost of goods sold	241,534	222,608	18,926	8.5%	57.4%	59.2%
Gross profit	179,301	153,727	25,574	16.6%	42.6%	40.8%
Selling, general and administrative expense ("SG&A")	121,989	105,901	16,088	15.2%	29.0%	28.1%
Restructuring charges	333	619	(286)	(46.2)%	0.1%	0.2%
Operating income	56,979	47,207	9,772	20.7%	13.5%	12.5%
Non-operating income, net	236	132	104	78.8%	0.1%	—%
Interest expense	(3,846)	(3,308)	(538)	16.3%	(0.9)%	(0.9)%
Income before income tax	53,369	44,031	9,338	21.2%	12.7%	11.7%
Income tax expense (benefit)	(6,917)	3,337	(10,254)	*	(1.6)%	0.9%
Net income	$60,286	$40,694	$19,592	48.1%	14.3%	10.8%

(1)Includes a full quarter of operating results for Drybar Products, which was acquired on January 23, 2020, with no comparable results in the same period last year. For additional information regarding the Drybar Products acquisition, see Note 7 to the accompanying condensed consolidated financial statements.

* Calculation is not meaningful.

First Quarter Fiscal 2021 Financial Results

•Consolidated net sales revenue increased 11.8%, or $44.5 million, to $420.8 million for the three months ended May 31, 2020, compared to $376.3 million for the same period last year.
•Consolidated operating income increased 20.7%, or $9.8 million, to $57.0 million for the three months ended May 31, 2020, compared to $47.2 million for the same period last year. Consolidated operating margin increased 1.0 percentage point to 13.5% of consolidated net sales revenue for the three months ended May 31, 2020, compared to 12.5% for the same period last year.
•Consolidated adjusted operating income increased 19.8%, or $11.8 million, to $71.1 million for the three months ended May 31, 2020, compared to $59.3 million for the same period last year. Consolidated adjusted operating margin increased 1.1 percentage points to 16.9% of consolidated net sales revenue for the three months ended May 31, 2020, compared to 15.8% for the same period last year.
•Net income increased 48.1%, or $19.6 million, to $60.3 million for the three months ended May 31, 2020, compared to $40.7 million for the same period last year. Diluted EPS increased 47.2% to $2.37 for the three months ended May 31, 2020, compared to $1.61 for the same period last year.
•Adjusted net income increased 23.2%, or $12.1 million, to $64.2 million for the three months ended May 31, 2020, compared to $52.1 million for the same period last year. Adjusted diluted EPS increased 22.8% to $2.53 for the three months ended May 31, 2020, compared to $2.06 for the same period last year.

Consolidated and Segment Net Sales

The following table summarizes the impact that acquisitions and foreign currency had on our net sales revenue by segment:

	Three Months Ended May 31,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2020 sales revenue, net	$144,942	$154,943	$76,450	$376,335
Organic business (1)	(3,927)	46,778	(1,176)	41,675
Impact of foreign currency	(387)	(1,765)	(2,612)	(4,764)
Acquisition (2)	—	—	7,589	7,589
Change in sales revenue, net	(4,314)	45,013	3,801	44,500
Fiscal 2021 sales revenue, net	$140,628	$199,956	$80,251	$420,835

Total net sales revenue growth (decline)	(3.0)%	29.1%	5.0%	11.8%
Organic business	(2.7)%	30.2%	(1.5)%	11.1%
Impact of foreign currency	(0.3)%	(1.1)%	(3.4)%	(1.3)%
Acquisition	—%	—%	9.9%	2.0%

(1)Previously referred to as "Core" business, as described below.

(2)Represents a full quarter of net sales revenue for Drybar Products, which was acquired on January 23, 2020, with no comparable results in the three month period ended May 31, 2019. For additional information on the Drybar Products acquisition, see Note 7 to the accompanying condensed consolidated financial statements.

In the above table, Organic business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand is acquired, excluding the impact that foreign currency re-measurement had on reported net sales. Net sales revenue from internally developed brands or product lines is considered Organic business activity. We previously referred to Organic business sales as Core business sales. In conjunction with this change, we now define Core as strategic business that we expect to be an ongoing part of our operations, and Non-Core as business or assets (including assets held for sale) that we expect to divest within a year of its designation as Non-Core. The following table summarizes the impact that Core and Non-Core (Personal Care) business had on our net sales revenue by segment:

	Three Months Ended May 31,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2020 sales revenue, net	$144,942	$154,943	$76,450	$376,335
Core business	(4,314)	45,013	5,244	45,943
Non-core business (Personal Care)	—	—	(1,443)	(1,443)
Change in sales revenue, net	(4,314)	45,013	3,801	44,500
Fiscal 2021 sales revenue, net	$140,628	$199,956	$80,251	$420,835

Total net sales revenue growth (decline)	(3.0)%	29.1%	5.0%	11.8%
Core business	(3.0)%	29.1%	6.9%	12.2%
Non-core business (Personal Care)	—%	—%	(1.9)%	(0.4)%

Leadership Brand and Other Net Sales

The following table summarizes our Leadership Brand and other net sales:

	Three Months Ended May 31,
(in thousands)	2020	2019	$ Change	% Change
Leadership Brand sales revenue, net (1)	$349,030	$301,559	$47,471	15.7%
All other sales revenue, net	71,805	74,776	(2,971)	(4.0)%
Total sales revenue, net	$420,835	$376,335	$44,500	11.8%

(1)The three months ended May 31, 2020 includes a full quarter of net sales revenue for Drybar Products, which was acquired on January 23, 2020, with no comparable results in the three month period ended May 31, 2019. For additional information on the Drybar Products acquisition, see Note 7 to the accompanying condensed consolidated financial statements.

Consolidated Net Sales Revenue

Comparison of First Quarter Fiscal 2021 to First Quarter Fiscal 2020
Consolidated net sales revenue increased $44.5 million, or 11.8%, to $420.8 million, compared to $376.3 million. The growth was driven by an Organic business increase of $41.7 million, or 11.1%, primarily reflecting:
•growth in consolidated online sales; and
•an increase in domestic brick and mortar sales and overall international sales in our Health and Home segment.

Net sales of $7.6 million, or 2.0% of consolidated net sales revenue, from the Drybar Products acquisition also contributed to consolidated net sales growth.

These factors were partially offset by:
•net declines in Housewares and Organic Beauty sales due to COVID-19 store closures by key brick and mortar customers and lower discretionary demand due to high unemployment and consumer uncertainty; and
•the unfavorable impact from foreign currency fluctuations of approximately $4.8 million, or 1.3%.

Net sales from our Leadership Brands were $349.0 million, compared to $301.6 million for the same period last year, representing growth of 15.7%.

Segment Net Sales Revenue

Housewares

Comparison of First Quarter Fiscal 2021 to First Quarter Fiscal 2020
Net sales revenue decreased $4.3 million, or 3.0%, to $140.6 million, compared to $144.9 million. The decline was driven by an Organic business decrease of $3.9 million, or 2.7%, primarily due to the temporary closure of key domestic brick and mortar customers due to COVID-19, and a decrease in international sales. The OXO brand experienced growth as consumers spent more time at home cooking, cleaning, organizing and pantry loading. This growth was more than offset by the impact of brick and mortar store closures on the Hydro Flask and OXO brands. Sales were also unfavorably impacted by net foreign currency fluctuations of approximately $0.4 million, or 0.3%.

These factors were partially offset by:
•an increase in online sales for both OXO and Hydro Flask;
•higher club sales; and
•new product introductions.

Health & Home

Comparison of First Quarter Fiscal 2021 to First Quarter Fiscal 2020
Net sales revenue increased $45.0 million, or 29.1%, to $200.0 million, compared to $154.9 million. The increase was driven by an Organic business increase of $46.8 million, or 30.2%, due to consumer demand for healthcare and healthy living products in domestic and international markets, in both brick and mortar and online channels, due primarily to COVID-19. The impact of brick and mortar closures was less pronounced in the Health and Home segment as key retailers such as Walmart, Amazon, Target, Home Depot and the drug store channel all remained open during the quarter and generally experienced strong traffic.

These factors were partially offset by net distribution changes year-over-year and the unfavorable impact of net foreign currency fluctuations of approximately $1.8 million, or 1.1%.

Beauty

Comparison of First Quarter Fiscal 2021 to First Quarter Fiscal 2020
Net sales revenue increased $3.8 million, or 5.0%, to $80.3 million, compared to $76.5 million. The increase was driven by the net sales revenue contribution of $7.6 million from the Drybar Products acquisition. This was partially offset by a decline in Organic business sales of $1.2 million, or 1.5%, primarily due to the closure of key domestic brick and mortar customers, a decline in the Personal Care business, a supply constraint related to a key product and lower overall discretionary demand due to high unemployment and consumer uncertainty as a result of COVID-19. Segment net sales were also unfavorably impacted by net foreign currency fluctuations of approximately $2.6 million, or 3.4%.

These factors were partially offset by growth in online sales and new product introductions.

Consolidated Gross Profit Margin

Comparison of First Quarter Fiscal 2021 to First Quarter Fiscal 2020
Consolidated gross profit margin increased 1.8 percentage points to 42.6%, compared to 40.8%. The increase in consolidated gross profit margin was primarily due to:
•a favorable product mix within the Health and Home segment and Organic Beauty business;
•the favorable impact of the Drybar Products acquisition;
•a favorable channel mix within the Housewares segment; and
•lower air freight expense.

These factors were partially offset by:
•an unfavorable mix of Housewares sales within total consolidated net sales;
•an unfavorable product mix within the Housewares segment;
•higher direct import sales; and
•the unfavorable impact of foreign currency on net sales.

Consolidated SG&A

Comparison of First Quarter Fiscal 2021 to First Quarter Fiscal 2020
Consolidated SG&A ratio increased 0.9 percentage points to 29.0%, compared to 28.1%. The increase in the consolidated SG&A ratio was primarily due to:
•the unfavorable impact of foreign currency exchange and forward contract settlements;
•higher freight and distribution expense;
•higher bad debt expense;
•higher product liability expense; and

•higher long-term performance-based incentive compensation expense.

These factors were partially offset by the impact of cost reduction initiatives including temporary personnel, advertising and travel expense reductions due to the uncertainty of COVID-19.

Restructuring Charges

Comparison of First Quarter Fiscal 2021 to First Quarter Fiscal 2020
For the three month periods ended May 31, 2020 and 2019, we incurred $0.3 million and $0.6 million, respectively, of pre-tax restructuring costs related to employee severance and termination benefits.

Operating income, operating margin, adjusted operating income (non-GAAP), and adjusted operating margin (non-GAAP) by segment

In order to provide a better understanding of the comparative impact of certain items on operating income, the tables that follow report the comparative before-tax impact of non-cash asset impairment charges, acquisition-related expenses, restructuring charges, amortization of intangible assets, and non-cash share-based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods covered below.  Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100.  For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended May 31, 2020
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$23,233	16.5%	$31,533	15.8%	$2,213	2.8%	$56,979	13.5%
Restructuring charges	238	0.2%	—	—%	95	0.1%	333	0.1%
Subtotal	23,471	16.7%	31,533	15.8%	2,308	2.9%	57,312	13.6%
Amortization of intangible assets	498	0.4%	2,452	1.2%	1,524	1.9%	4,474	1.1%
Non-cash share-based compensation	3,421	2.4%	3,314	1.7%	2,556	3.2%	9,291	2.2%
Adjusted operating income (non-GAAP)	$27,390	19.5%	$37,299	18.7%	$6,388	8.0%	$71,077	16.9%

	Three Months Ended May 31, 2019
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$31,200	21.5%	$15,056	9.7%	$951	1.2%	$47,207	12.5%
Restructuring charges	88	0.1%	—	—%	531	0.7%	619	0.2%
Subtotal	31,288	21.6%	15,056	9.7%	1,482	1.9%	47,826	12.7%
Amortization of intangible assets	518	0.4%	2,798	1.8%	560	0.7%	3,876	1.0%
Non-cash share-based compensation	2,574	1.8%	3,374	2.2%	1,656	2.2%	7,604	2.0%
Adjusted operating income (non-GAAP)	$34,380	23.7%	$21,228	13.7%	$3,698	4.8%	$59,306	15.8%

Consolidated Operating Income

Comparison of First Quarter Fiscal 2021 to First Quarter Fiscal 2020
Consolidated operating income was $57.0 million, or 13.5% of net sales, compared to $47.2 million, or 12.5% of net sales.  The increase in operating margin was driven by the following factors:
•a favorable product mix within the Health and Home and Beauty segments;
•a favorable channel mix within the Housewares segment;
•the favorable impact that higher overall net sales had on operating leverage; and
•the impact of cost reduction initiatives including temporary personnel, advertising and travel expense reductions due to the uncertainty of COVID-19.

These factors were partially offset by:
•an unfavorable mix of Housewares sales within total consolidated net sales;
•an unfavorable product mix in the Housewares segment;
•higher bad debt expense;
•higher product liability expense;
•increased long-term performance-based incentive compensation expense;
•the net unfavorable impact of foreign currency fluctuations; and
•higher freight and distribution expense.

Consolidated adjusted operating income increased 19.8% to $71.1 million, or 16.9% of net sales, compared to $59.3 million, or 15.8% of net sales.

Housewares

Comparison of First Quarter Fiscal 2021 to First Quarter Fiscal 2020
Operating income was $23.2 million, or 16.5% of segment net sales, compared to $31.2 million, or 21.5% of segment net sales. The 5.0 percentage point decrease in segment operating margin was primarily due to:
•a less favorable product mix;
•the net unfavorable impact of tariff and related pricing actions;
•higher bad debt expense;
•higher customer chargeback activity;
•higher freight and distribution expense to support strong direct-to-consumer demand; and
•the unfavorable impact that lower sales had on operating leverage.

These factors were partially offset by the impact of cost reduction initiatives including temporary personnel, advertising and travel expense reductions due to the uncertainty of COVID-19.

Adjusted operating income decreased 20.3% to $27.4 million, or 19.5% of segment net sales, compared to $34.4 million, or 23.7% of segment net sales.

Health & Home

Comparison of First Quarter Fiscal 2021 to First Quarter Fiscal 2020
Operating income was $31.5 million, or 15.8% of segment net sales, compared to $15.1 million, or 9.7% of segment net sales. The 6.1 percentage point increase in segment operating margin was primarily due to:
•the impact of a more favorable product mix;
•the favorable impact that higher overall net sales had on operating leverage; and
•the impact of cost reduction initiatives including temporary personnel, advertising and travel expense reductions due to the uncertainty of COVID-19.

These factors were partially offset by higher product liability expense, higher royalty expense, the net unfavorable impact of foreign currency fluctuations, and higher freight expense to support increased retail customer shipments.

Adjusted operating income increased 75.7% to $37.3 million, or 18.7% of segment net sales, compared to $21.2 million, or 13.7% of segment net sales.

Beauty

Comparison of First Quarter Fiscal 2021 to First Quarter Fiscal 2020
Operating income was $2.2 million, or 2.8% of segment net sales, compared to $1.0 million, or 1.2% of segment net sales. The 1.6 percentage point increase in segment operating margin was primarily due to the margin impact of a more favorable product mix, lower air freight expense and the impact of cost reduction initiatives including temporary personnel, advertising and travel expense reductions due to the uncertainty of COVID-19.

These factors were partially offset by:
•the net unfavorable impact of foreign currency fluctuations;
•higher personnel expense related to the acquisition of Drybar Products;
•higher amortization expense;
•higher long-term performance based incentive compensation expense; and
•higher outbound freight expense.

Adjusted operating income increased 72.7% to $6.4 million, or 8.0% of segment net sales, compared to $3.7 million, or 4.8% of segment net sales.

Interest Expense

Comparison of First Quarter Fiscal 2021 to First Quarter Fiscal 2020
Interest expense was $3.8 million, compared to $3.3 million. The increase in interest expense was primarily due to higher average levels of debt outstanding which was partially offset by lower average interest rates.

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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act is an emergency economic stimulus package in response to the COVID-19 outbreak that contains numerous tax provisions. Among other things, the CARES Act included technical corrections to the effective date language in the Tax Cuts and Jobs Act (the “Tax Act”) related to net operating loss carrybacks.
Upon the enactment of the Tax Act in fiscal 2018, there was a net operating loss on our balance sheet, which was measured using the U.S. statutory tax rate in effect prior to enactment. As a result of the Tax Act, we were required to record a one-time charge of $17.9 million in fiscal 2018, which included a charge of $9.4 million to remeasure the net operating loss at the reduced rate at which it was expected to reverse in the future. The CARES Act effectively reversed the impact of the Tax Act on our net operating loss, resulting in a corresponding tax benefit of $9.4 million recorded in the first quarter of fiscal 2021. For the three months ended May 31, 2020, income tax benefit as a percentage of income before income tax was 13.0% compared to income tax expense of 7.6% for the same period last year, primarily due to this benefit. Income tax benefit for the three months ended May 31, 2020 also includes other discrete benefits to include reductions of U.S. BEAT tax (Base Erosion and Anti-Abuse) and GILTI tax (Global Intangible Low-Tax Income), the recognition of excess tax benefits from share-based compensation settlements, as well as shifts in the mix of taxable income in our various tax jurisdictions.
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
Our Macau subsidiary generates income from the sale of the goods that it has sourced and procured. This subsidiary is responsible for the sourcing and procurement of a large portion of the products that we sell. We currently have an indefinite tax holiday in Macau conditioned on the subsidiary meeting certain employment and investment thresholds. The Macau Offshore Law and its supplementary regulations that grant tax incentives to approved offshore institutions will be abolished on January 1, 2021. Existing approved offshore institutions such as ours can continue to operate under the offshore regime until the end of the calendar year 2020. Beginning in calendar year 2021, our Macau subsidiary will become subject to a statutory corporate income tax of approximately 12%. The ultimate impact of this change, if any, on our overall effective tax rate will depend on a variety of factors including our mix of income by jurisdiction, transfer pricing considerations and the specific tax regulations applicable to us when we are no longer under the Macau Offshore regime. We are in the process of completing our transfer pricing analysis to determine the impact, if any, on our financial statements. Because our Macau subsidiary is not directly or indirectly owned by a U.S. parent, there is no U.S. tax liability associated with the income generated in Macau.

Net Income, diluted earnings per share ("EPS"), adjusted income (non-GAAP), and adjusted diluted EPS (non-GAAP)

In order to provide a better understanding of the impact of certain items on our net income and diluted EPS, the analysis that follows reports the comparative after-tax impact of restructuring charges, tax reform, amortization of intangible assets, and non-cash share-based compensation, as applicable, on net income and diluted EPS for the periods covered below. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended May 31, 2020
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$53,369	$(6,917)	$60,286	$2.10	$(0.27)	$2.37
Restructuring charges	333	2	331	0.01	—	0.01
Tax reform	—	9,357	(9,357)	—	0.37	(0.37)
Subtotal	53,702	2,442	51,260	2.11	0.10	2.02
Amortization of intangible assets	4,474	241	4,233	0.18	0.01	0.17
Non-cash share-based compensation	9,291	606	8,685	0.37	0.02	0.34
Adjusted (non-GAAP)	$67,467	$3,289	$64,178	$2.66	$0.13	$2.53

Weighted average shares of common stock used in computing diluted EPS						25,397

	Three Months Ended May 31, 2019
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$44,031	$3,337	$40,694	$1.74	$0.13	$1.61
Restructuring charges	619	2	617	0.02	—	0.02
Subtotal	44,650	3,339	41,311	1.77	0.13	1.64
Amortization of intangible assets	3,876	121	3,755	0.15	—	0.15
Non-cash share-based compensation	7,604	576	7,028	0.30	0.02	0.28
Adjusted (non-GAAP)	$56,130	$4,036	$52,094	$2.22	$0.16	$2.06

Weighted average shares of common stock used in computing diluted EPS						25,245

Comparison of First Quarter Fiscal 2021 to First Quarter Fiscal 2020
Net Income was $60.3 million, compared to $40.7 million.  Diluted EPS was $2.37, compared to $1.61. Diluted EPS increased primarily due to higher operating income in the Health and Home segment and discrete income tax benefits recorded in the first quarter of fiscal 2021. This was partially offset by lower operating income in the Housewares segment, higher interest expense and higher weighted average diluted shares outstanding.

Adjusted income increased $12.1 million, or 23.2%, to $64.2 million, compared to $52.1 million.  Adjusted diluted EPS increased 22.8% to $2.53, compared to $2.06.

Financial Condition, Liquidity and Capital Resources

Selected measures of our liquidity and capital resources are shown for the periods below:

	Three Months Ended May 31,
	2020	2019
Accounts Receivable Turnover (Days) (1)	67.5	66.8
Inventory Turnover (Times) (1)	3.2	3.2
Working Capital (in thousands)	$391,107	$346,936
Current Ratio	2.1:1	2.2:1
Ending Debt to Ending Equity Ratio	26.6%	31.0%
Return on Average Equity (1)	15.2%	17.1%
_____________________
(1)Accounts receivable turnover, inventory turnover and return on average equity computations use 12 month trailing net sales revenue, cost of goods sold or net income components as required by the particular measure. The current and four prior quarters' ending balances of accounts receivable, inventory and equity are used for the purposes of computing the average balance component as required by the particular measure.

We rely principally on cash flow from operations and borrowings under our credit facility to finance our operations, acquisitions, and capital expenditures.  We believe our cash flow from operations and availability under our credit facility are sufficient to meet our working capital and capital expenditure needs.

Operating Activities

Operating activities provided net cash of $92.8 million for the three months ended May 31, 2020, compared to $15.7 million for the same period last year.  The increase is primarily due to higher net income, increased cash from accounts payable and less cash used for inventory.

Investing Activities

During the three months ended May 31, 2020, we invested in capital and intangible asset expenditures of $6.5 million, compared to $3.7 million for the same period last year. The increase is primarily for molds and production equipment, distribution center automation equipment, information technology equipment and software, leasehold improvements, furniture and other equipment.

Financing Activities

Financing activities used $22.3 million of cash during the three months ended May 31, 2020, compared to $5.5 million for the same period last year.  The increase in cash used is primarily due to the net repayment of debt and payment of financing fees associated with the amendment to the revolving credit facility. During the first quarter of fiscal 2021, we increased our net borrowings as a precautionary approach to increase our cash position and maximize our financial flexibility in light of the volatility in the global markets resulting from the COVID-19 outbreak.

Credit and Other Debt Agreements

Credit Agreement

As of February 29, 2020, we had a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provided for an unsecured total revolving commitment of $1.0 billion. Borrowings accrued interest under one of two alternative methods (based upon a base rate or LIBOR) as described in the Credit Agreement. With each borrowing against our credit line, we could elect the interest rate method based on our funding needs at the time. We also incurred loan commitment and letter of credit fees under the Credit Agreement. Outstanding letters of credit reduced the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. We were able to repay amounts borrowed at any time without penalty.

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

As of May 31, 2020, the outstanding revolving loan principal balance was $311.0 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $9.0 million. For the three months ended May 31, 2020, borrowings under the Credit Agreement incurred interest expense at rates ranging from 1.2% to 4.8%. As of May 31, 2020, the amount available for borrowings under the Credit Agreement was $930.0 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of May 31, 2020, these covenants effectively limited our ability to incur more than $731.7 million of additional debt from all sources, including the Credit Agreement, or $930.0 million in the event a qualified acquisition is consummated.

Other Debt Agreements

As of May 31, 2020, we have an aggregate principal balance of $18.6 million (excluding prepaid financing fees) under a loan agreement (the “MBFC Loan”) with the Mississippi Business Finance Corporation (the “MBFC”), which was entered into in connection with the issuance by MBFC of taxable industrial development revenue bonds (the “Bonds”). The borrowings were used to fund construction of our Olive Branch, Mississippi distribution facility. Since March 2018, the MBFC Loan can be called by the holder at any time. The remaining loan balance is payable as follows: $1.9 million annually on March 1, 2021 and 2022; and $14.8 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

On May 14, 2020, Helen of Troy Limited and certain of its subsidiaries entered into the Sixth Amendment to Guaranty Agreement (the “Amended Guaranty”) in favor of Bank of America, N.A. The Amended Guaranty amends the Guaranty Agreement (as amended, the “Guaranty Agreement”), dated March 1, 2013, made by the Company and certain of its subsidiaries in favor of Bank of America, N.A. and other lenders. Certain of the representations and warranties, and covenants in the Guaranty Agreement were amended by the Amended Guaranty to include or modify certain baskets, exceptions and other customary provisions.

The Bonds were issued under a Trust Indenture, dated as of March 1, 2013 (as supplemented, the “Indenture”), by and between MBFC and U.S. Bank National Association, as trustee (the “Trustee”). On May 14, 2020, MBFC and U.S. Bank National Association, as Trustee, entered into the Fifth Supplemental Trust Indenture, effective May 14, 2020 (the “Fifth Supplemental Indenture”), with the consent of Kaz USA, Inc. (“Kaz USA”) and Bank of America, N.A., the purchaser of the Bonds. The Base Rate (as defined in the Indenture) and Eurodollar Rate (as defined in the Indenture) each was amended. As amended by the Fifth Supplemental Indenture, the Bonds and the related loans to Kaz USA will bear interest at a Base Rate or Eurodollar Rate plus a margin based on the Net Leverage Ratio (as defined in the Fifth Supplemental Indenture). The Fifth Supplemental Indenture amended the pricing grid for the Eurodollar and Base Rate margins.

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

The table below provides the formulas currently in effect for certain key financial covenants as defined under our debt agreements:

Applicable Financial Covenant	Credit Agreement and MBFC Loan
Minimum Interest Coverage Ratio	EBIT (1) ÷ Interest Expense (1)
Minimum Required: 3.00 to 1.00
Maximum Leverage Ratio	Total Current and Long Term Debt (2) ÷
EBITDA (1) + Pro Forma Effect of Transactions
Maximum Currently Allowed: 3.50 to 1.00 (3)

Key Definitions:

EBIT:     Earnings + Interest Expense + Taxes + Non-Cash
Charges (4) + Certain Allowed Addbacks (4) - Certain Non-Cash Income (4)
EBITDA:    EBIT + Depreciation and Amortization Expense
Pro Forma Effect of Transactions: For any acquisition, pre-acquisition EBITDA of the acquired business is included so that the
EBITDA of the acquired business included in the computation equals its twelve month trailing total. In addition, the amount of certain pro forma run-rate cost savings for acquisitions or dispositions may be added to EBIT and EBITDA.
Notes:

(1)Computed using totals for the latest reported four consecutive fiscal quarters.
(2)Computed using the ending balances as of the latest reported fiscal quarter.
(3)In the event a qualified acquisition is consummated, the maximum leverage ratio is 4.25 to 1.00 for the first fiscal quarter after the qualified acquisition and then steps down until the maximum leverage ratio is 3.75 to 1.00 at the end of the fifth fiscal quarter after the qualified acquisition is consummated.
(4)As described in the Credit Agreement and Guaranty Agreement.

Contractual Obligations

As of May 31, 2020, there have been no material changes from the information provided in our latest annual report on Form 10-K.  Additional information regarding contractual obligations can be found in Notes 12, 13, 14 and 15 to the accompanying condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We have no existing activities involving special purpose entities or off-balance sheet financing.

Current and Future Capital Needs

Based on our current financial condition and current operations, we believe that cash flow from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements. We expect our capital needs to stem primarily from the need to purchase sufficient levels of inventory and to carry normal levels of accounts receivable on our balance sheet.

On March 24, 2020, we borrowed approximately $200 million under the Credit Agreement as part of a comprehensive precautionary approach to increase our cash position and maximize our financial flexibility in light of the volatility in the global markets resulting from the COVID-19 outbreak. We subsequently repaid the majority of this amount during May 2020.

We continue to evaluate acquisition opportunities on a regular basis. We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition. We may also elect to repurchase additional shares of common stock under our Board of Directors authorization, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing. For additional information, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in our latest annual report on Form 10-K and Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" in this report. As of May 31, 2020, the amount of cash and cash equivalents held by our foreign subsidiaries was $24.4 million.

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

Such risks are not limited to, but may include:
•our ability to successfully manage the demand, supply, and operational challenges associated with the actual or perceived effects of COVID-19 and any similar future public health crisis, pandemic or epidemic;
•our ability to deliver products to our customers in a timely manner and according to their fulfillment standards;
•the costs of complying with the business demands and requirements of large sophisticated customers;
•our dependence on the strength of retail economies and vulnerabilities to any prolonged economic downturn, including from the effects of COVID-19;
•our relationships with key customers and licensors;
•our dependence on sales to several large customers and the risks associated with any loss or substantial decline in sales to top customers;
•expectations regarding recent, pending and future acquisitions or divestitures, including our ability to realize anticipated cost savings, synergies and other benefits along with our ability to effectively integrate acquired businesses or separate divested businesses;
•circumstances which may contribute to future impairment of goodwill, intangible or other long-lived assets;
•the retention and recruitment of key personnel;
•the costs, complexity and challenges of upgrading and managing our global information systems;
•the risks associated with cybersecurity and information security breaches;
•the risks associated with global legal developments regarding privacy and data security could result in changes to our business practices, penalties, increased cost of operations, or otherwise harm our business;
•risks associated with foreign currency exchange rate fluctuations;
•the risks associated with accounting for tax positions, tax audits and related disputes with taxing authorities;
•the risks of potential changes in laws in the U.S. or abroad, including tax laws, regulations or treaties, employment and health insurance laws and regulations, laws relating to environmental policy, personal data, financial regulation, transportation policy and infrastructure policy along with the costs and complexities of compliance with such laws;
•our ability to continue to avoid classification as a controlled foreign corporation;
•the risks of new legislation enacted in Bermuda and Barbados in response to the European Union’s review of harmful tax competition;
•risks associated with weather conditions, the duration and severity of the cold and flu season and other related factors;
•our dependence on foreign sources of supply and foreign manufacturing, and associated operational risks including, but not limited to, long lead times, consistent local labor availability and capacity, and timely availability of sufficient shipping carrier capacity;
•the impact of changing costs of raw materials, labor and energy on cost of goods sold and certain operating expenses;

•the risks associated with significant tariffs or other restrictions on imports from China or any retaliatory trade measures taken by China;
•the risks associated with the geographic concentration and peak season capacity of certain U.S. distribution facilities;
•our projections of product demand, sales and net income are highly subjective in nature and future sales and net income could vary in a material amount from such projections;
•the risks associated with the use of trademarks licensed from and to third parties;
•our ability to develop and introduce a continuing stream of new products to meet changing consumer preferences;
•trade barriers, exchange controls, expropriations, and other risks associated with U.S. and foreign operations;
•the risks to our liquidity as a result of changes to capital market conditions and other constraints or events that impose constraints on our cash resources and ability to operate our business;
•the risks associated with product recalls, product liability, other claims, and related litigation against us; and
•the risks associated with changes in regulations or product certifications.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K.  Additional information regarding risk management activities can be found in Notes 13, 14 and 15 to the accompanying condensed consolidated financial statements.

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2020. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of May 31, 2020, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our fiscal quarter ended May 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

The ownership of our common stock involves a number of risks and uncertainties. When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, Item 1A. “Risk Factors” of our annual report on Form 10-K for the fiscal year ended February 29, 2020.  Since the filing of our annual report on Form 10-K, there have been no material changes in our risk factors from those disclosed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2019, our Board of Directors authorized the repurchase of up to $400 million of our outstanding common stock. The authorization is effective until May 2022 and replaced our former repurchase authorization, of which $107.4 million was outstanding at the time the new authorization was approved. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. See Note 10 to the accompanying condensed consolidated financial statements for additional information.

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

The following table summarizes our share repurchase activity for the periods shown:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
March 1 to March 31, 2020	16,593	$164.60	16,593	$390,248
April 1 to April 30, 2020	183	160.83	183	390,219
May 1 to May 31, 2020	44,069	164.56	44,069	382,967
Total	60,845	$164.56	60,845
(1)The number of shares above includes shares of common stock acquired from employees who tendered shares to: (i) satisfy the tax withholding on equity awards as part of our long-term incentive plans or (ii) satisfy the exercise price on stock option exercises. For the three months ended May 31, 2020, 60,845 shares were acquired at a weighted average per share price of $164.56.

(2)Reflects the remaining dollar value of shares that could be purchased under our current stock repurchase authorization through the expiration or termination of the plan. For additional information, see Note 10 to the accompanying condensed consolidated financial statements.

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

10.2
Sixth Amendment to Guaranty Agreement, dated May 14, 2020, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 20, 2020).

10.3
Fifth Supplemental Trust Indenture, dated May 14, 2020, by and between Mississippi Business Finance Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 20, 2020).

10.4*†
Waiver Letter, dated March 30, 2020, to the Amended and Restated Employment Agreement among Helen of Troy Nevada Corporation, Helen of Troy Limited, a Bermuda company, Helen of Troy Limited, a Barbados company, and Julien Mininberg.

		10.5*†	Waiver Letter, dated March 30, 2020, to the Severance Agreement among Helen of Troy Nevada Corporation, Helen of Troy Limited, a Bermuda company, and Brian L. Grass.
		31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32**	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended May 31, 2020, formatted in Inline eXtensible Business Reporting Language ("iXBRL"): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.
		104	Cover Page, formatted in iXBRL and contained in Exhibit 101.

* Filed herewith.

** Furnished herewith.

† Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	July 10, 2020	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date:	July 10, 2020	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer