Form 10-Q
period 2020-08-31
HELEN OF TROY LTD
filed 2020-10-09
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2020
or
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
As of October 2, 2020 there were 25,353,261 shares of common stock of the registrant, $0.10 par value per share, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except shares and par value)	August 31, 2020	February 29, 2020
Assets
Assets, current:
Cash and cash equivalents	$148,399	$24,467
Receivables - principally trade, less allowances of $2,493 and $1,461	402,027	348,023
Inventory	350,180	256,311
Prepaid expenses and other current assets	6,925	9,229
Income taxes receivable	3,356	—
Assets held for sale	41,031	44,806
Total assets, current	951,918	682,836

Property and equipment, net of accumulated depreciation of $141,552 and $132,340	137,024	132,107
Goodwill	739,901	739,901
Other intangible assets, net of accumulated amortization of $157,925 and $148,891	292,790	300,952
Operating lease assets	32,143	32,645
Deferred tax assets, net	17,934	14,635
Other assets, net of accumulated amortization of $2,167 and $2,167	2,483	807
Total assets	$2,174,193	$1,903,883

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$280,487	$152,674
Accrued expenses and other current liabilities	217,964	183,157
Income taxes payable	—	1,181
Long-term debt, current maturities	1,884	1,884
Total liabilities, current	500,335	338,896

Long-term debt, excluding current maturities	298,247	337,421
Lease liabilities, non-current	40,039	40,861
Deferred tax liabilities, net	5,092	4,224
Other liabilities, non-current	21,951	20,758
Total liabilities	865,664	742,160

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 25,328,306 and 25,193,766 shares issued and outstanding	2,533	2,519
Additional paid in capital	274,643	268,043
Accumulated other comprehensive loss	(14,320)	(7,005)
Retained earnings	1,045,673	898,166
Total stockholders' equity	1,308,529	1,161,723
Total liabilities and stockholders' equity	$2,174,193	$1,903,883

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands, except per share data)	2020	2019	2020	2019
Sales revenue, net	$530,852	$413,995	$951,687	$790,330
Cost of goods sold	300,516	235,844	542,050	458,452
Gross profit	230,336	178,151	409,637	331,878

Selling, general and administrative expense ("SG&A")	131,027	123,201	253,016	229,102
Restructuring charges	34	430	367	1,049
Operating income	99,275	54,520	156,254	101,727

Non-operating income, net	111	89	347	221
Interest expense	(2,796)	(3,216)	(6,642)	(6,524)
Income before income tax	96,590	51,393	149,959	95,424

Income tax expense	9,257	5,298	2,340	8,635
Net income	87,333	46,095	147,619	86,789

Earnings per share ("EPS"):
Basic	$3.45	$1.84	$5.84	$3.46
Diluted	3.43	1.83	5.81	3.44

Weighted average shares used in computing EPS:
Basic	25,325	25,116	25,289	25,068
Diluted	25,458	25,245	25,428	25,245

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2020	2019	2020	2019
Net income	$87,333	$46,095	$147,619	$86,789
Other comprehensive income (loss), net of tax:
Cash flow hedge activity - interest rate swaps	731	(3,168)	(1,876)	(7,161)
Cash flow hedge activity - foreign currency contracts	(6,134)	424	(5,439)	1,215
Total other comprehensive loss, net of tax	(5,403)	(2,744)	(7,315)	(5,946)
Comprehensive income	$81,930	$43,351	$140,304	$80,843

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at May 31, 2020	25,321	$2,532	$269,797	$(8,917)	$958,340	$1,221,752
Net income	—	—	—	—	87,333	87,333
Other comprehensive loss, net of tax	—	—	—	(5,403)	—	(5,403)
Exercise of stock options	4	1	370	—	—	371
Net issuance and settlement of restricted stock	4	—	—	—	—	—
Issuance of common stock related to stock purchase plan	—	—	—	—	—	—
Common stock repurchased and retired	(1)	—	(148)	—	—	(148)
Share-based compensation	—	—	4,624	—	—	4,624
Balances at August 31, 2020	25,328	$2,533	$274,643	$(14,320)	$1,045,673	$1,308,529

Balances at February 29, 2020	25,194	$2,519	$268,043	$(7,005)	$898,166	$1,161,723
Net income	—	—	—	—	147,619	147,619
Other comprehensive loss, net of tax	—	—	—	(7,315)	—	(7,315)
Exercise of stock options	12	2	845	—	—	847
Net issuance and settlement of restricted stock	169	17	(17)	—	—	—
Issuance of common stock related to stock purchase plan	15	1	1,900	—	—	1,901
Common stock repurchased and retired	(62)	(6)	(10,043)	—	(112)	(10,161)
Share-based compensation	—	—	13,915	—	—	13,915
Balances at August 31, 2020	25,328	$2,533	$274,643	$(14,320)	$1,045,673	$1,308,529

Balances at May 31, 2019	25,101	$2,510	$249,079	$(2,011)	$786,601	$1,036,179
Net income	—	—	—	—	46,095	46,095
Other comprehensive loss, net of tax	—	—	—	(2,744)	—	(2,744)
Exercise of stock options	27	2	1,805	—	—	1,807
Net issuance and settlement of restricted stock	5	1	(1)	—	—	—
Issuance of common stock related to stock purchase plan	—	—	—	—	—	—
Common stock repurchased and retired	(3)	—	(269)	—	(74)	(343)
Share-based compensation	—	—	6,381	—	—	6,381
Balances at August 31, 2019	25,130	$2,513	$256,995	$(4,755)	$832,622	$1,087,375

Balances at February 28, 2019	24,946	$2,495	$246,585	$1,191	$746,366	$996,637
Net income	—	—	—	—	86,789	86,789
Other comprehensive loss, net of tax	—	—	—	(5,946)	—	(5,946)
Exercise of stock options	62	6	3,627	—	—	3,633
Net issuance and settlement of restricted stock	178	18	(18)	—	—	—
Issuance of common stock related to stock purchase plan	15	1	1,407	—	—	1,408
Common stock repurchased and retired	(71)	(7)	(8,591)	—	(533)	(9,131)
Share-based compensation	—	—	13,985	—	—	13,985
Balances at August 31, 2019	25,130	$2,513	$256,995	$(4,755)	$832,622	$1,087,375

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended August 31,
(in thousands)	2020	2019
Cash provided by operating activities:
Net income	$147,619	$86,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,476	16,116
Amortization of financing costs	522	509
Non-cash operating lease expense	177	1,022
Provision for doubtful receivables	1,900	313
Non-cash share-based compensation	13,915	13,985
Loss (gain) on the sale or disposal of property and equipment	6	(13)
Deferred income taxes and tax credits	(535)	4
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	(55,904)	(30,410)
Inventories	(90,094)	(68,576)
Prepaid expenses and other current assets	745	(2,333)
Other assets and liabilities, net	(2,147)	22,284
Accounts payable	127,813	23,124
Accrued expenses and other current liabilities	26,288	(20,418)
Accrued income taxes	(2,503)	(4,185)
Net cash provided by operating activities	186,278	38,211

Cash used by investing activities:
Capital and intangible asset expenditures	(15,237)	(8,861)
Net cash used by investing activities	(15,237)	(8,861)

Cash used by financing activities:
Proceeds from line of credit	765,200	283,400
Repayment of line of credit	(799,200)	(301,600)
Repayment of long-term debt	(1,900)	(1,900)
Payment of financing costs	(3,796)	—
Proceeds from share issuances under share-based compensation plans	2,748	5,041
Payments for repurchases of common stock	(10,161)	(9,131)
Net cash used by financing activities	(47,109)	(24,190)

Net increase in cash and cash equivalents	123,932	5,160
Cash and cash equivalents, beginning balance	24,467	11,871
Cash and cash equivalents, ending balance	$148,399	$17,031

Supplemental non-cash items not included above resulting from the adoption of ASC 842
Initial recognition of operating lease asset	$—	$(37,082)
Initial recognition of lease liabilities	—	47,223
Accrued expenses and other current liabilities	—	(2,873)
Other assets and liabilities, net	—	(7,311)
Prepaid expenses and other current assets	—	43
 See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
August 31, 2020

Note 1 - Basis of Presentation and Related Information

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2020 and February 29, 2020, and the results of our consolidated operations for the interim periods presented.  We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 29, 2020, and our other reports on file with the Securities and Exchange Commission (“SEC”).

When used in these notes, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. We refer to our common shares, par value $0.10 per share, as “common stock.” References to the “FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to United States (“U.S.”) generally accepted accounting principles.  References to “ASU” refer to the codification of GAAP in the Accounting Standards Updates issued by the FASB.  References to "ASC" refer to the codification of GAAP in the Accounting Standards Codification issued by the FASB.

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

On January 23, 2020, we completed the acquisition of Drybar Products LLC ("Drybar Products"), for approximately $255.9 million in cash, subject to certain customary closing adjustments. Drybar Products is an innovative, trend-setting prestige hair care and styling brand. As part of the transaction, Helen of Troy granted a worldwide license to Drybar Holdings LLC, the owner and long-time operator of Drybar blowout salons, to use the Drybar trademark in their continued operation of Drybar salons. The salons will exclusively use, promote, and sell Drybar products globally. See Note 7 for additional information on the acquisition.

During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our mass channel personal care business ("Personal Care"). The assets to be disposed of include intangible assets, inventory and fixed assets relating to our mass channel liquids, powder and aerosol products including brands such as Pert, Brut, Sure and Infusium. We expect the divestiture to occur within fiscal

2021. Accordingly, we have classified the identified assets of the disposal group as held for sale. For additional information, see Note 5.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) to be a pandemic. COVID-19 continues to spread throughout the United States and the world, with the continued potential for catastrophic impact. The effects of the COVID-19 pandemic have had an unfavorable impact on certain parts of our business. The impact includes the effect of temporary closures of certain customer stores, or limited hours of operation, which has resulted in materially lower store traffic at some of our brick and mortar retailers. The economic impact of historic unemployment and consumer uncertainty has also resulted in reduced demand for some of our more discretionary product lines. COVID-19 has also disrupted certain parts of our supply chain, which in certain cases has limited our ability to fulfill demand. COVID-19 has favorably impacted the demand for our product lines that are more defensive, meet certain healthcare or healthy living needs, or meet the needs of consumers that are spending more time at home as a result of the pandemic. COVID-19 has also favorably impacted our online channel in a meaningful way, as brick and mortar shopping options have been limited or considered unsafe. Although the favorable impacts of COVID-19 outweighed the unfavorable impacts in the first and second quarters of fiscal 2021, this situation is changing rapidly, and additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

Our condensed consolidated financial statements are prepared in U.S. Dollars.  All intercompany accounts and transactions are eliminated in consolidation.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. The severity, duration and the economic consequences of COVID-19 are uncertain, evolving and difficult to predict. Therefore, our estimates and assumptions may change materially in future periods in response to COVID-19. Actual results may differ materially from those estimates.

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

Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12 "Income Taxes," which provides for certain updates to reduce complexity in accounting for income taxes, including the utilization of the incremental approach for intra-period tax allocation, among others. The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and will be effective for us in the first quarter of fiscal 2022. We are currently evaluating the impact this guidance may have on our consolidated financial statements.

Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (with subsequent targeted amendments), which modifies the measurements of expected credit losses for certain financial instruments and financial assets, including trade receivables. This ASU was effective for us in the first quarter of fiscal 2021, and the adoption of this ASU did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. Certain disclosures in ASU 2018-13 would need to be applied on a retrospective basis and others on a prospective basis. This ASU was effective for us in the first quarter of fiscal 2021, and the adoption of this ASU did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU was effective for us in the first quarter of fiscal 2021, and the adoption of this ASU did not have a material impact on our consolidated financial statements.

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
Operating lease expense recognized in the condensed consolidated statements of income during the three and six month periods ended August 31, 2020, was $1.6 million and $3.2 million, respectively, compared to $1.7 million and $3.3 million, respectively, for the same periods last year. Short-term lease expense is excluded from this amount and is not material.  For the three and six month periods ended August 31, 2020, rent expense related to all our operating leases was $2.1 million and $4.2 million, respectively, compared to $1.8 million and $3.7 million for the same periods last year. The non-cash component of lease expense is included as an adjustment to reconcile net income to net cash provided by operating activities in the condensed consolidated statements of cash flows.
A summary of supplemental lease information is as follows:

August 31, 2020
Weighted average remaining lease term (years)	10.3
Weighted average discount rate	6.14%
Year-to-date cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$2,970

A summary of our estimated lease payments, imputed interest and liabilities are as follows:

(in thousands)
Fiscal 2021 (balance for remainder of fiscal year)	$3,358
Fiscal 2022	6,439
Fiscal 2023	6,065
Fiscal 2024	5,332
Fiscal 2025	5,762
Thereafter	34,370
Total future lease payments	61,326
Less: imputed interest	(17,149)
Present value of lease liability	$44,177

August 31, 2020
Lease liabilities, current (1)	$4,138
Lease liabilities, non-current	40,039
Total lease liability	$44,177

(1) Included as part of "Accrued expenses and other current liabilities" on the condensed consolidated balance sheet.

Note 5 - Assets Held for Sale

During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within Personal Care. The assets to be disposed of include intangible assets, inventory and fixed assets relating to our mass channel liquids, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium. We expect the divestiture to occur within fiscal 2021 and have classified the identified assets of the disposal group as held for sale. The business is currently being marketed and the process is ongoing.

The carrying amounts of the major classes of assets for Personal Care that were classified as held for sale are as follows:

(in thousands)	August 31, 2020	February 29, 2020
Assets:
Inventory	$13,375	$17,150
Property and equipment, net of accumulated depreciation of $403	83	83
Goodwill	9,849	9,849
Other intangible assets, net of accumulated amortization of $4,474	17,724	17,724
Total assets held for sale	$41,031	$44,806

Note 6 - Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

(in thousands)	Estimated Useful Lives (Years)			August 31, 2020	February 29, 2020
Land		-		$12,644	$12,644
Building and improvements	3	-	40	117,006	115,592
Computer, software, furniture and other equipment	3	-	15	92,908	89,257
Tools, molds and other production equipment	3	-	7	43,104	37,652
Construction in progress		-		12,914	9,302
Property and equipment, gross				278,576	264,447
Less accumulated depreciation				(141,552)	(132,340)
Property and equipment, net				$137,024	$132,107

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)	August 31, 2020	February 29, 2020
Accrued compensation, benefits and payroll taxes	$42,896	$49,624
Accrued sales discounts and allowances	37,729	34,176
Accrued sales returns	26,051	22,972
Accrued advertising	45,322	31,351
Other	65,966	45,034
Total accrued expenses and other current liabilities	$217,964	$183,157

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

Drybar is an innovative, trend-setting prestige hair care and styling brand in the multi-billion-dollar beauty industry. As part of the transaction, we granted a worldwide license to Drybar Holdings LLC, the owner and long-time operator of Drybar blowout salons, to use the Drybar trademark in their continued operation of Drybar salons. The salons will exclusively use, promote, and sell Drybar products globally.

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

Note 8 - Goodwill and Intangible Assets

We perform annual impairment tests each fiscal year during the fourth quarter and interim impairment tests, if and when necessary. For the three and six month periods ended August 31, 2020 and 2019, we did not record any impairment charges.

The following table summarizes the carrying amounts and accumulated amortization for all intangible assets by segment as of the end of the periods presented:

	August 31, 2020				February 29, 2020
(in thousands)	Gross Carrying Amount	Cumulative Goodwill Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Cumulative Goodwill Impairments	Accumulated Amortization (1)	Net Book Value
Housewares:
Goodwill	$282,056	$—	$—	$282,056	$282,056	$—	$—	$282,056
Trademarks - indefinite	134,200	—	—	134,200	134,200	—	—	134,200
Other intangibles - finite	42,824	—	(22,489)	20,335	42,095	—	(21,469)	20,626
Subtotal	459,080	—	(22,489)	436,591	458,351	—	(21,469)	436,882

Health & Home:
Goodwill	284,913	—	—	284,913	284,913	—	—	284,913
Trademarks - indefinite	54,000	—	—	54,000	54,000	—	—	54,000
Licenses - finite	17,050	—	(15,927)	1,123	17,050	—	(15,752)	1,298
Licenses - indefinite	7,400	—	—	7,400	7,400	—	—	7,400
Other intangibles - finite	118,358	—	(102,928)	15,430	118,223	—	(98,142)	20,081
Subtotal	481,721	—	(118,855)	362,866	481,586	—	(113,894)	367,692

Beauty:
Goodwill	172,932	—	—	172,932	244,925	(71,993)	—	172,932
Trademarks - finite	30,151	—	(1,325)	28,826	33,392	—	(3,564)	29,828
Licenses - finite	13,697	—	(12,957)	740	13,697	—	(12,800)	897
Other intangibles - finite	33,035	—	(2,299)	30,736	79,171	—	(46,549)	32,622
Subtotal	249,815	—	(16,581)	233,234	371,185	(71,993)	(62,913)	236,279
Total	$1,190,616	$—	$(157,925)	$1,032,691	$1,311,122	$(71,993)	$(198,276)	$1,040,853
(1)Reflects the retirement and reclassification of accumulated amortization of $49.4 million related to impaired assets and assets held for sale related to Personal Care in the Beauty segment.
The following table summarizes the aggregate amortization expense attributable to intangible assets recorded in SG&A in the condensed consolidated statements of income for the periods shown below, as well as our estimated amortization expense for fiscal 2021 through 2026:

(in thousands)	Three Months Ended	Six Months Ended
August 31, 2020	$4,552	$9,026
August 31, 2019	4,463	8,339

Estimated Amortization Expense (in thousands)
Fiscal 2021	$16,725
Fiscal 2022	10,319
Fiscal 2023	10,246
Fiscal 2024	9,860
Fiscal 2025	9,208
Fiscal 2026	7,211

Note 9 - Share-Based Compensation Plans

We have equity awards outstanding under several share-based compensation plans. During the three and six month periods ended August 31, 2020, we had the following share-based compensation activity:

•We issued 1,008 and 2,072 shares to non-employee Board members with a total grant date fair value of $0.2 million and $0.4 million, respectively, and average share prices of $180.72 and $175.86, respectively.

•There were no grants of time-vested restricted stock units ("RSUs") during the three months ended August 31, 2020. For the six months ended August 31, 2020, we granted time-vested RSUs that may be settled for 2,708 shares of common stock. The RSUs have a weighted average grant price of $170.27 per share, for a total award fair value at date of grant of $0.5 million.

•We granted time-vested restricted stock awards ("RSAs") that may be vested for 1,724 and 37,972 shares of common stock, respectively. The RSAs have a weighted average grant price of $189.95 and $171.24 per share, respectively, for a total award fair value at date of grant of $0.3 million and $6.5 million, respectively.

•There were no grants of performance-based stock units ("PSUs") during the three months ended August 31, 2020. During the six months ended August 31, 2020, we granted PSUs that may be settled for 4,970 shares of common stock. The PSUs have a weighted average grant price of $170.27 per share, for a total award fair value at date of grant of $0.8 million.

•There were no grants of performance-based restricted stock awards ("PSAs") during the three months ended August 31, 2020. During the six months ended August 31, 2020, we granted PSAs that are targeted to be vested for 86,004 shares of common stock. The PSAs have a weighted average grant price of $170.27 per share, for a total award fair value at date of grant of $14.6 million.

•RSUs for 661 and 46,752 shares vested and settled, respectively, with a total fair value at settlement of $0.1 million and $7.7 million and an average share price of $185.93 and $164.78, respectively.

•There were no PSUs that vested and settled during the three months ended August 31, 2020. During the six months ended August 31, 2020, PSUs for 112,720 shares vested and settled, with a total settlement date fair value of $18.6 million, and an average share price of $164.58.

•RSAs for 1,862 and 7,324 shares vested, respectively, with a total fair value at settlement of $0.4 million and $1.3 million, respectively, and an average share price of $197.02 and $172.56, respectively.
•Employees exercised stock options to purchase 4,250 and 12,690 shares of common stock, respectively.

•There were no purchases of common stock under the employee stock purchase plan during the three months ended August 31, 2020. During the six months ended August 31, 2020, there were purchases of 14,566 shares of common stock under the employee stock purchase plan at an average price of $130.48 per share.

We recorded the following share-based compensation expense in SG&A for the periods shown below:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands, except per share data)	2020	2019	2020	2019
Stock options	$3	$35	$15	$151
Directors stock compensation	182	141	364	281
Performance based and other stock awards	4,439	6,205	13,050	13,228
Employee stock purchase plan	—	—	486	325
Share-based compensation expense	4,624	6,381	13,915	13,985
Less income tax benefits	(397)	(514)	(1,003)	(1,091)
Share-based compensation expense, net of income tax benefits	$4,227	$5,867	$12,912	$12,894

Impact of share-based compensation on EPS:
Basic	$0.17	$0.23	$0.51	$0.51
Diluted	$0.17	$0.23	$0.51	$0.51

Note 10 - Repurchase of Helen of Troy Common Stock

In May 2019, we announced that our Board of Directors authorized the repurchase of up to $400 million of our outstanding common stock.  The authorization was effective May 8, 2019 for a period of three years and replaced Helen of Troy's previous repurchase authorization, of which approximately $107.4 million remained. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities.  As of August 31, 2020, our repurchase authorization allowed for the purchase of $382.8 million of common stock.

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

There were no open market purchases of common stock during the three and six month periods ended August 31, 2020 and 2019. The following table summarizes our share repurchase activity for the periods shown:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands, except share and per share data)	2020	2019	2020	2019
Common stock received in connection with share-based compensation:
Number of shares	780	2,354	61,625	70,558
Aggregate value of shares	$148	$344	$10,161	$9,131
Average price per share	$189.64	$145.96	$164.88	$129.42

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

An insignificant amount of pre-tax restructuring costs were recorded for the three month period ended August 31, 2020. For the six month period ended August 31, 2020, we incurred pre-tax restructuring charges of $0.4 million. Since implementing Project Refuel, we have incurred $9.1 million of pre-tax restructuring costs as of August 31, 2020.  During the three and six month periods ended August 31, 2020, we made total cash restructuring payments of $0.1 million and $0.7 million, respectively, compared to $0.9 million and $1.5 million, respectively, for the same periods last year. Since implementing Project Refuel, we have made total cash restructuring payments of $8.7 million. We had a remaining liability of $0.4 million as of August 31, 2020.

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

As of August 31, 2020, the outstanding revolving loan principal balance was $286.0 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $9.0 million. For the three and six month periods ended August 31, 2020, borrowings under the Credit Agreement incurred interest expense at rates ranging from 1.15% to 1.19% and 1.15% to 4.75%, respectively. As of August 31, 2020, the amount available for borrowings under the Credit Agreement was $955.0 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of August 31, 2020, these covenants effectively limited our ability to incur more than $893.5 million of additional debt from all sources, including the Credit Agreement, or $955.0 million in the event a qualified acquisition is consummated.

Other Debt Agreements - As of August 31, 2020, we have an aggregate principal balance of $18.6 million (excluding prepaid financing fees) under a loan agreement (the “MBFC Loan”) with the Mississippi Business Finance Corporation (the “MBFC”), which was entered into in connection with the issuance by MBFC of taxable industrial development revenue bonds (the “Bonds”). The borrowings were used to fund construction of our Olive Branch, Mississippi distribution facility. Since March 2018, the MBFC Loan can be called by the holder at any time. The remaining loan balance is payable as follows: $1.9 million annually on March 1, 2021 and 2022; and $14.8 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

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

The Bonds were issued under a Trust Indenture, dated as of March 1, 2013 (as supplemented, the “Indenture”), by and between MBFC and U.S. Bank National Association, as trustee (the “Trustee”). On May 14, 2020, MBFC and U.S. Bank National Association, as Trustee, entered into the Fifth Supplemental Trust Indenture, effective May 14, 2020 (the “Fifth Supplemental Indenture”), with the consent of Kaz USA, Inc. (“Kaz USA”) and Bank of America, N.A., the purchaser of the Bonds. The Base Rate (as defined in the Indenture) and Eurodollar Rate (as defined in the Indenture) were each amended. As amended by the Fifth Supplemental Indenture, the Bonds and the related loans to Kaz USA will bear interest at a Base Rate or Eurodollar Rate plus a margin based on the Net Leverage Ratio (as defined in the Fifth Supplemental Indenture). The Fifth Supplemental Indenture amended the pricing grid for the Eurodollar and Base Rate margins.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our debt agreements require the maintenance of certain key financial covenants defined in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Credit and Other Debt Agreements. Our debt agreements also contain other customary covenants, including, among other things, covenants restricting or limiting us, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on our properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) repurchasing shares of our common stock and paying dividends. Our debt agreements also contain customary events of default, including failure to pay principal or interest when due, among others. Our debt agreements are cross-defaulted to each other. Upon an event of default under our debt agreements, the holders or lenders may, among other things, accelerate the maturity of any amounts outstanding under our debt agreements. The commitments of the lenders to make loans to us under the Credit Agreement are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the Credit Agreement.

As of August 31, 2020, we were in compliance with all covenants as defined under the terms of the Credit Agreement and our other debt agreements.

The following table summarizes our long-term debt as of the end of the periods shown:

(in thousands)	August 31, 2020	February 29, 2020
MBFC Loan (1)	$18,542	$20,451
Credit Agreement (2)	281,589	318,854
Total long-term debt	300,131	339,305
Less current maturities of long-term debt	(1,884)	(1,884)
Long-term debt, excluding current maturities	$298,247	$337,421
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

(2)The Credit Agreement's floating interest rates are hedged with interest rate swaps to effectively fix interest rates on $225 million of the outstanding principal balance under the Credit Agreement (see Notes 14, 15 and 16 for additional information regarding the interest rate swaps).

At August 31, 2020 and February 29, 2020, our long-term debt has floating interest rates, and its book value approximates its fair value.

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

The following tables present the fair value of our financial assets and liabilities measured on a recurring basis as of the end of the periods shown:

	Fair Values (1)
(in thousands)	August 31, 2020	February 29, 2020
Assets:
Money market accounts	$118,850	$2,648
Interest rate swaps	—	—
Foreign currency contracts	—	2,083
Total assets	$118,850	$4,731

Liabilities:
Floating rate debt	$300,131	$339,305
Interest rate swaps	13,166	10,717
Foreign currency contracts	6,344	159
Total liabilities	$319,641	$350,181

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

Note 15 - Financial Instruments and Risk Management

Foreign Currency Risk - Our functional currency is the U.S. Dollar.  By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”).  Such transactions include sales, certain inventory purchases and operating expenses.  As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies.  During the three and six month periods ended August 31, 2020, approximately 10% and 13%, respectively, of our net sales revenue was in foreign currencies, compared to 14% and 13%, respectively, for the same periods last year. These sales were primarily denominated in Euros, British Pounds, Canadian Dollars, and Mexican Pesos. We make most of our inventory purchases from the Far East and primarily use the U.S. Dollar for such purchases.

In our condensed consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A.  During the three and six month periods ended August 31, 2020, we recorded net exchange gains from foreign currency fluctuations, including the impact of currency hedges and the cross-currency debt swaps, of $1.8 million and $0.1 million, respectively, in SG&A compared to net foreign exchange gains of $0.8 million and $1.6 million, respectively, for the same periods last year.

We hedge against certain foreign currency exchange rate-risk by using a series of forward contracts and zero-cost collars designated as cash flow hedges and mark-to-market derivatives to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes. The effective portion of the changes in fair value of these instruments is reported in Other Comprehensive Income (“OCI”) and reclassified into SG&A in the same period they are settled. The ineffective portion, which is not material for any year presented, is immediately recognized in SG&A.

Interest Rate Risk - Interest on our outstanding debt as of August 31, 2020 is based on floating interest rates.  If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on $225.0 million of the outstanding principal balance under the Credit Agreement, which totaled $286.0 million (excluding prepaid finance fees) as of August 31, 2020.

The following table summarizes the fair values of our derivative instruments as of the end of the periods shown:

(in thousands)	August 31, 2020
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- current
Zero-cost collar - Euro	Cash flow	02/2021	€4,000	$—	$—	$63	$—
Foreign currency contracts - sell Euro	Cash flow	02/2022	€47,975	—	—	1,802	845
Foreign currency contracts - sell Canadian Dollar	Cash flow	02/2022	$28,750	—	—	708	165
Zero-cost collar - Pound	Cash flow	02/2021	£4,000	—	—	266	—
Foreign currency contracts - sell Pound	Cash flow	02/2022	£26,635	—	—	621	526
Foreign currency contracts - sell Mexican Peso	Cash flow	11/2020	$15,000	—	—	—	—
Foreign currency contracts - Sell Australian Dollar	Cash flow	11/2020	$2,000	—	—	110	—
Interest rate swaps	Cash flow	01/2024	$225,000	—	—	5,114	8,052
Subtotal				—	—	8,684	9,588

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swaps - Euro	(1)	04/2022	€6,000	—	—	—	726
Foreign currency contracts - cross-currency debt swaps - Pound	(1)	04/2022	£4,500	—	—	—	512
Subtotal				—	—	—	1,238
Total fair value				$—	$—	$8,684	$10,826

(in thousands)	February 29, 2020
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- current
Zero-cost collar - Euro	Cash flow	02/2021	€8,000	$74	$—	$—	$—
Foreign currency contracts - sell Euro	Cash flow	05/2021	€25,875	837	—	—	15
Foreign currency contracts - sell Canadian Dollar	Cash flow	02/2021	$14,000	202	—	—	—
Zero-cost collar - Pound	Cash flow	02/2021	£6,500	—	—	144	—
Foreign currency contracts - sell Pound	Cash flow	05/2021	£13,000	435	23	—	—
Foreign currency contracts - sell Mexican Peso	Cash flow	05/2020	$10,000	12	—	—	—
Interest rate swaps	Cash flow	01/2024	$225,000	—	—	3,489	7,228
Subtotal				1,560	23	3,633	7,243

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swaps - Euro	(1)	04/2020	€4,400	473	—	—	—
Foreign currency contracts - cross-currency debt swaps - Pound	(1)	04/2020	£5,000	27	—	—	—
Subtotal				500	—	—	—
Total fair value				$2,060	$23	$3,633	$7,243

(1)These are foreign currency contracts for which we have not elected hedge accounting.  We refer to them as “cross-currency debt swaps”. They, in effect, adjust the currency denomination of a portion of our outstanding debt to the Euro and British Pound, as applicable, for the notional amounts reported, creating an economic hedge against currency movements.

The following table summarizes the pre-tax effect of derivative instruments for the periods shown:

	Three Months Ended August 31,
	Gain (Loss) Recognized in OCI (effective portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income			Gain (Loss) Recognized As Income
(in thousands)	2020	2019	Location	2020	2019	Location	2020	2019
Currency contracts - cash flow hedges	$(7,277)	$(482)	SG&A	$92	$(992)		$—	$—
Interest rate swaps - cash flow hedges	957	(4,126)	Interest expense	—	—	Interest expense	(1,207)	77
Cross-currency debt swaps - principal	—	—		—	—	SG&A	(949)	344
Cross-currency debt swaps - interest	—	—		—	—	Interest Expense	—	—
Total	$(6,320)	$(4,608)		$92	$(992)		$(2,156)	$421

	Six Months Ended August 31,
	Gain (Loss) Recognized in OCI (effective portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income			Gain (Loss) Recognized As Income
(in thousands)	2020	2019	Location	2020	2019	Location	2020	2019
Currency contracts - cash flow hedges	$(7,203)	$(668)	SG&A	$(673)	$(2,210)		$—	$—
Interest rate swaps - cash flow hedges	(2,449)	(9,326)	Interest expense	—	—	Interest expense	(1,933)	231
Cross-currency debt swaps - principal	—	—		—	—	SG&A	(1,098)	808
Cross-currency debt swaps - interest	—	—		—	—	Interest expense	74	74
Total	$(9,652)	$(9,994)		$(673)	$(2,210)		$(2,957)	$1,113

We expect pre-tax losses of $8.7 million associated with foreign currency contracts and interest rate swaps currently reported in accumulated other comprehensive income, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle.

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

Note 16 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) by component and related tax effects for the periods shown:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 29, 2020	$(8,199)	$1,194	$(7,005)
Other comprehensive loss before reclassification	(2,449)	(7,203)	(9,652)
Amounts reclassified out of accumulated other comprehensive income	—	673	673
Tax effects	573	1,091	1,664
Other comprehensive income (loss)	(1,876)	(5,439)	(7,315)
Balance at August 31, 2020	$(10,075)	$(4,245)	$(14,320)

Balance at February 28, 2019	$132	$1,059	$1,191
Other comprehensive loss before reclassification	(9,326)	(668)	(9,994)
Amounts reclassified out of accumulated other comprehensive income	—	2,210	2,210
Tax effects	2,165	(327)	1,838
Other comprehensive income (loss)	(7,161)	1,215	(5,946)
Balance at August 31, 2019	$(7,029)	$2,274	$(4,755)
See Notes 13, 14 and 15 to these condensed consolidated financial statements for additional information regarding our hedging activities.
Note 17 - Segment Information
The following tables present segment information for the periods shown:

	Three Months Ended August 31, 2020
(in thousands)	Housewares	Health & Home	Beauty (1)	Total
Sales revenue, net	$201,863	$211,454	$117,535	$530,852
Restructuring charges	25	—	9	34
Operating income	45,403	33,771	20,101	99,275
Capital and intangible asset expenditures	2,820	4,497	1,469	8,786
Depreciation and amortization	2,250	4,173	2,913	9,336

	Three Months Ended August 31, 2019
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$167,864	$158,790	$87,341	$413,995
Restructuring charges	2	—	428	430
Operating income	35,698	12,408	6,414	54,520
Capital and intangible asset expenditures	3,215	1,518	410	5,143
Depreciation and amortization	1,416	4,269	2,664	8,349

	Six Months Ended August 31, 2020
(in thousands)	Housewares	Health & Home	Beauty (1)	Total
Sales revenue, net	$342,491	$411,410	$197,786	$951,687
Restructuring charges	263	—	104	367
Operating income	68,636	65,304	22,314	156,254
Capital and intangible asset expenditures	5,537	7,905	1,795	15,237
Depreciation and amortization	4,372	8,225	5,879	18,476

	Six Months Ended August 31, 2019
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$312,806	$313,733	$163,791	$790,330
Restructuring charges	90	—	959	1,049
Operating income	66,898	27,464	7,365	101,727
Capital and intangible asset expenditures	6,082	2,198	581	8,861
Depreciation and amortization	3,029	8,582	4,505	16,116

(1)The three and six month periods ended August 31, 2020 include three and six months of operating results for Drybar Products, respectively, which was acquired on January 23, 2020, with no comparable results in the same periods last year. For additional information regarding the Drybar Products acquisition, see Note 7 to the accompanying condensed consolidated financial statements.

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

Note 18 - Income Taxes

The period-over-period comparison of our effective tax rate is often impacted by the mix of taxable income in our various tax jurisdictions. Due to our organization in Bermuda and the ownership structure of our foreign subsidiaries, many of which are not owned directly or indirectly by a U.S. parent company, an immaterial amount of our foreign income is subject to U.S. taxation on a permanent basis under current law. Additionally, our intellectual property is largely owned by our foreign subsidiaries, resulting in proportionally higher earnings in jurisdictions with lower statutory tax rates, which decreases our overall effective tax rate. The taxable income earned in each jurisdiction, whether U.S. or foreign, is determined by the subsidiary's operating results, and transfer pricing and tax regulations in the related jurisdictions.
For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items.
For the three months ended August 31, 2020, income tax expense as a percentage of income before income tax was 9.6% compared to 10.3% for the same period last year. The year-over-year decrease in the effective tax rate is primarily due to benefits recognized from the transition of our Macau entity from offshore to onshore status and shifts in the mix of our taxable income in our various tax jurisdictions, partially offset by increases in liabilities related to uncertain tax positions.
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

Upon the enactment of the Tax Act in fiscal 2018, there was a net operating loss on our balance sheet, which was measured using the U.S. statutory tax rate in effect prior to enactment. As a result of the Tax Act, we were required to record a one-time charge of $17.9 million in fiscal 2018, which included a charge of $9.4 million to remeasure the net operating loss at the reduced rate at which it was expected to reverse in the future. The CARES Act effectively reversed the impact of the Tax Act on our net operating loss, resulting in a corresponding tax benefit of $9.4 million recorded in the first quarter of fiscal 2021. For the six months ended August 31, 2020, income tax expense as a percentage of income before income tax was 1.6% compared to income tax expense of 9.0% for the same period last year, primarily due to this benefit. Income tax expense for the six months ended August 31, 2020 also includes other discrete benefits to include reductions of U.S. BEAT tax (Base Erosion and Anti-Abuse) and GILTI tax (Global Intangible Low-Tax Income), the recognition of excess tax benefits from share-based compensation settlements, and one-time benefits related to the transition of our Macau entity from offshore to onshore status, partially offset by increases in liabilities related to uncertain tax positions.

During fiscal 2017, we received an assessment from a state tax authority which adjusted taxable income applicable to the particular state resulting from interpretations of certain state income tax provisions applicable to our legal structure.  During the time the dispute was ongoing, we believe we accurately reported our taxable income and vigorously protested the assessment through administrative processes with the state.  During the quarter, we received a settlement offer from the state tax authority. In September 2020, we reached an agreement in principle to settle the $6.0 million assessment in dispute for $0.5 million.

Our Macau subsidiary generates income from the sale of the goods that it has sourced and procured. This subsidiary is responsible for the sourcing and procurement of a large portion of the products that we sell. We currently have an indefinite tax holiday in Macau conditioned on the subsidiary meeting certain employment and investment thresholds. The Macau Offshore Law and its supplementary regulations that grant tax incentives to approved offshore institutions will be abolished on January 1, 2021. Existing approved offshore institutions such as ours can continue to operate under the offshore regime until the end of the calendar year 2020. Beginning in calendar year 2021, our Macau subsidiary will transition to onshore status and become subject to a statutory corporate income tax of approximately 12%. We expect the impact of this change to increase our overall effective tax rate by 1.5 to 2.0 percentage points on an annual basis, beginning with our fiscal 2022. Because our Macau subsidiary is not directly or indirectly owned by a U.S. parent, there is no U.S. tax liability associated with the income generated in Macau.

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

The following table presents our weighted average basic and diluted shares for the periods shown:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2020	2019	2020	2019
Weighted average shares outstanding, basic	25,325	25,116	25,289	25,068
Incremental shares from share-based compensation arrangements	133	129	139	177
Weighted average shares outstanding, diluted	25,458	25,245	25,428	25,245

Anti-dilutive securities	180	166	221	259

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part I, Item 3 of this report, “Quantitative and Qualitative Disclosures about Market Risk” and “Information Regarding Forward-Looking Statements” in this report and “Risk Factors” in the Company’s most recent annual report on Form 10-K for the fiscal year ended February 29, 2020 (“Form 10-K”) and its other filings with the Securities and Exchange Commission (the “SEC”). This discussion should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1 of this report. When used in this MD&A, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. Throughout this MD&A, we refer to our Leadership Brands, which are brands that have number-one and number-two positions in their respective categories and consist of the OXO, Honeywell, Braun, PUR, Hydro Flask, Vicks, Hot Tools and Drybar brands.

This MD&A, including the tables under the headings “Operating income, operating margin, adjusted operating income (non-GAAP) and adjusted operating margin (non-GAAP) by segment" and “Net Income, diluted earnings per share ("EPS"), adjusted income (non-GAAP), and adjusted diluted EPS (non-GAAP),” respectively, reports operating income, operating margin, net income and diluted earnings per share without the impact of non-cash asset impairment charges, acquisition-related expenses, restructuring charges, tax reform, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based measures presented in our condensed consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges/benefits on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors. We further believe that including the excluded charges/benefits would not accurately reflect the underlying performance of our continuing operations for the period in which the charges/benefits are incurred, even though such charges/benefits may be incurred and reflected in our GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information. These measures are discussed further and reconciled to their applicable GAAP based measures contained in this MD&A beginning on page 40.

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

In fiscal 2018, we announced a restructuring plan (referred to as “Project Refuel”) intended to enhance the performance primarily in the Beauty and former Nutritional Supplements segments. Project Refuel includes charges for a reduction-in-force and the elimination of certain contracts. During the first quarter of fiscal 2019, we expanded Project Refuel to include the realignment and streamlining of our supply chain structure. We are targeting total annualized profit improvements of approximately $9.0 million to $11.0 million over the duration of the plan.

On January 23, 2020, we completed the acquisition of Drybar Products LLC ("Drybar Products"), for approximately $255.9 million in cash, subject to certain customary closing adjustments. Drybar is an innovative, trend-setting prestige hair care and styling brand in the multi-billion-dollar beauty industry. As part of the transaction, we granted a worldwide license to Drybar Holdings LLC, the owner and long-time operator of Drybar blowout salons, to use the Drybar trademark in their continued operation of Drybar salons. The salons will exclusively use, promote, and sell Drybar products globally.

Consistent with our strategy of focusing resources on our Leadership Brands, during the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our mass channel personal care business ("Personal Care"). The assets to be disposed of include intangible assets, inventory and fixed assets relating to our mass channel liquids, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium. We expect the divestiture to occur within fiscal 2021. Accordingly, we have classified the identified assets of the disposal group as held for sale.

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

Significant Trends Impacting the Business

Potential Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) to be a pandemic. COVID-19 continues to spread throughout the United States and the world, with the continued potential for catastrophic impact. The effects of the COVID-19 pandemic have had an unfavorable impact on certain parts of our business. The impact includes the effect of temporary closures of certain customer stores, or limited hours of operation, which has resulted in materially lower store traffic. The economic impact of historic unemployment and consumer uncertainty has also resulted in reduced overall demand for our more discretionary product lines. COVID-19 has also disrupted certain parts of our supply chain, which in certain cases has limited our ability to fulfill demand. COVID-19 has favorably impacted the demand for our product lines that are more defensive, meet certain healthcare or healthy living needs, or meet the needs of consumers that are spending more time at home as a result of the pandemic. COVID-19 has also favorably impacted our online channel in a meaningful way, as brick and mortar shopping options have been limited or considered unsafe by consumers. Although the favorable impacts of COVID-19 outweighed the unfavorable impacts in the first and second quarters of fiscal 2021, this situation is changing rapidly, and additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

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

During the first quarter of fiscal 2021, as part of a comprehensive approach to preserve our cash flow and adjust our cost structure to align to lower anticipated revenue related to the business disruption and uncertainty of COVID-19, we implemented a number of temporary precautionary measures. These measures included the following:
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

During the second quarter of fiscal 2021, we reversed a number of these temporary measures including a restoration of all wages, salaries, and director compensation to pre-COVID-19 levels. We also increased levels of investments in marketing activities, new product development and launches and capital expenditures. We expect to continue to increase our investments in these areas during the remainder of the fiscal year to continue progressing our Phase II transformation plan and the longer-term opportunities we see to further grow our business. We anticipate that the remaining temporary measures will remain in place until there is greater certainty regarding the pandemic, a further re-opening of retail brick and mortar stores and improved discretionary consumer demand.

Due to the evolving COVID-19 pandemic and related consumer demand for certain of our products, trends are emerging that may impact our ability to fulfill some orders on a timely basis or make marketing investments with an acceptable return.

We continue to see very strong demand trends in many of our product categories. In the second quarter of fiscal 2021, demand continued to outpace even recently increased supply capacity with respect to thermometry, air filtration, water filtration and various products within Housewares, which in some cases is resulting in out of stocks. Additionally, surges in demand and shifts in shopping patterns related to COVID-19 have strained the U.S. freight network, which is resulting in carrier delays. The recent demand surge for the OXO brand, in combination with carrier delays, has caused order flow to outpace shipping capacity in our distribution center. These factors may impact our ability to fulfill some orders on a timely basis.

These trends can also limit the our ability to make marketing expenditures with an adequate return on investment. In certain categories, where macro-trends like COVID-19 are driving demand significantly higher than historical levels or in situations where supply or distribution is capacity constrained, we believe that driving additional demand through incremental marketing activities could compound potential shipment delays or out of stocks. In these situations, currently planned marketing investments designed to drive incremental short-term demand would not be made.

These trends and potential impacts could therefore materially and adversely affect our business, financial condition, cash flows and results of operations.

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

For the three months ended August 31, 2020, changes in foreign currency exchange rates had an insignificant year-over-year impact on consolidated U.S. Dollar reported net sales revenue, compared to an unfavorable impact of $1.9 million, or 0.5% for the same period last year. For the six months ended August 31, 2020, changes in foreign currency exchange rates had an unfavorable year-over-year impact on consolidated U.S. dollar reported net sales revenue of approximately $4.9 million, or 0.6%, compared to a favorable impact of $4.5 million, or 0.6% for the same period last year.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 81% of our net sales were from U.S. shipments for the three months ended August 31, 2020, compared to approximately 80% for the same period last year. For both the six month periods ended August 31, 2020 and 2019, U.S. shipments were approximately 79% of our net sales.

Our concentration of sales reflects the evolution of consumer shopping preferences to online or multichannel shopping experiences. For the three and six month periods ended August 31, 2020, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 24% and 26%, respectively, of our total consolidated net sales revenue, and both grew approximately 32%, respectively, over the same periods last year.

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

	Three Months Ended August 31,				% of Sales Revenue, net
(in thousands)	2020 (1)	2019	$ Change	% Change	2020	2019
Sales revenue by segment, net
Housewares	$201,863	$167,864	$33,999	20.3%	38.0%	40.5%
Health & Home	211,454	158,790	52,664	33.2%	39.8%	38.4%
Beauty	117,535	87,341	30,194	34.6%	22.1%	21.1%
Total sales revenue, net	530,852	413,995	116,857	28.2%	100.0%	100.0%
Cost of goods sold	300,516	235,844	64,672	27.4%	56.6%	57.0%
Gross profit	230,336	178,151	52,185	29.3%	43.4%	43.0%
Selling, general and administrative expense ("SG&A")	131,027	123,201	7,826	6.4%	24.7%	29.8%
Restructuring charges	34	430	(396)	(92.1)%	—%	0.1%
Operating income	99,275	54,520	44,755	82.1%	18.7%	13.2%
Non-operating income, net	111	89	22	24.7%	—%	—%
Interest expense	(2,796)	(3,216)	420	(13.1)%	(0.5)%	(0.8)%
Income before income tax	96,590	51,393	45,197	87.9%	18.2%	12.4%
Income tax expense	9,257	5,298	3,959	74.7%	1.7%	1.3%
Net income	$87,333	$46,095	$41,238	89.5%	16.5%	11.1%

	Six Months Ended August 31,				% of Sales Revenue, net
(in thousands)	2020 (1)	2019	$ Change	% Change	2020	2019
Sales revenue by segment, net
Housewares	$342,491	$312,806	$29,685	9.5%	36.0%	39.6%
Health & Home	411,410	313,733	97,677	31.1%	43.2%	39.7%
Beauty	197,786	163,791	33,995	20.8%	20.8%	20.7%
Total sales revenue, net	951,687	790,330	161,357	20.4%	100.0%	100.0%
Cost of goods sold	542,050	458,452	83,598	18.2%	57.0%	58.0%
Gross profit	409,637	331,878	77,759	23.4%	43.0%	42.0%
SG&A	253,016	229,102	23,914	10.4%	26.6%	29.0%
Restructuring charges	367	1,049	(682)	(65.0)%	—%	0.1%
Operating income	156,254	101,727	54,527	53.6%	16.4%	12.9%
Non-operating income, net	347	221	126	57.0%	—%	—%
Interest expense	(6,642)	(6,524)	(118)	1.8%	(0.7)%	(0.8)%
Income before income tax	149,959	95,424	54,535	57.2%	15.8%	12.1%
Income tax expense	2,340	8,635	(6,295)	(72.9)%	0.2%	1.1%
Net income	$147,619	$86,789	$60,830	70.1%	15.5%	11.0%

(1)The three and six month periods ended August 31, 2020 include three and six months of operating results for Drybar Products, respectively, which was acquired on January 23, 2020, with no comparable results in the same periods last year. For additional information regarding the Drybar Products acquisition, see Note 7 to the accompanying condensed consolidated financial statements.

Second Quarter Fiscal 2021 Financial Results

•Consolidated net sales revenue increased 28.2%, or $116.9 million, to $530.9 million for the three months ended August 31, 2020, compared to $414.0 million for the same period last year.

•Consolidated operating income increased 82.1%, or $44.8 million, to $99.3 million for the three months ended August 31, 2020, compared to $54.5 million for the same period last year. Consolidated operating margin increased 5.5 percentage points to 18.7% of consolidated net sales revenue for the three months ended August 31, 2020, compared to 13.2% for the same period last year.

•Consolidated adjusted operating income increased 64.9%, or $42.7 million, to $108.5 million for the three months ended August 31, 2020, compared to $65.8 million for the same period last year. Consolidated adjusted operating margin increased 4.5 percentage points to 20.4% of consolidated net sales revenue for the three months ended August 31, 2020, compared to 15.9% for the same period last year.

•Net income increased 89.5%, or $41.2 million, to $87.3 million for the three months ended August 31, 2020, compared to $46.1 million for the same period last year. Diluted EPS increased 87.4% to $3.43 for the three months ended August 31, 2020, compared to $1.83 for the same period last year.

•Adjusted income increased 69.7%, or $39.4 million, to $95.9 million for the three months ended August 31, 2020, compared to $56.5 million for the same period last year. Adjusted diluted EPS increased 68.3% to $3.77 for the three months ended August 31, 2020, compared to $2.24 for the same period last year.

Year-To-Date Fiscal 2021 Financial Results

•Consolidated net sales revenue increased 20.4%, or $161.4 million, to $951.7 million for the six months ended August 31, 2020, compared to $790.3 million for the same period last year.

•Consolidated operating income increased 53.6%, or $54.5 million, to $156.3 million for the six months ended August 31, 2020, compared to $101.7 million for the same period last year. Consolidated operating margin increased 3.5 percentage points to 16.4% of consolidated net sales revenue for the six months ended August 31, 2020, compared to 12.9% for the same period last year.

•Consolidated adjusted operating income increased 43.5%, or $54.5 million, to $179.6 million for the six months ended August 31, 2020, compared to $125.1 million for the same period last year. Consolidated adjusted operating margin increased 3.1 percentage points to 18.9% of consolidated net sales revenue for the six months ended August 31, 2020, compared to 15.8% for the same period last year.

•Net income increased 70.1%, or $60.8 million, to $147.6 million for the six months ended August 31, 2020, compared to $86.8 million for the same period last year. Diluted EPS increased 68.9% to $5.81 for the six months ended August 31, 2020, compared to $3.44 for the same period last year.

•Adjusted income increased 47.4%, or $51.5 million, to $160.1 million for the six months ended August 31, 2020, compared to $108.6 million for the same period last year. Adjusted diluted EPS increased 46.5% to $6.30 for the six months ended August 31, 2020, compared to $4.30 for the same period last year.

Consolidated and Segment Net Sales

The following tables summarize the impact that acquisitions and foreign currency had on our net sales revenue by segment:

	Three Months Ended August 31,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2020 sales revenue, net	$167,864	$158,790	$87,341	$413,995
Organic business (1)	33,894	52,473	20,050	106,417
Impact of foreign currency	105	191	(399)	(103)
Acquisition (2)	—	—	10,543	10,543
Change in sales revenue, net	33,999	52,664	30,194	116,857
Fiscal 2021 sales revenue, net	$201,863	$211,454	$117,535	$530,852

Total net sales revenue growth (decline)	20.3%	33.2%	34.6%	28.2%
Organic business	20.2%	33.1%	23.0%	25.7%
Impact of foreign currency	0.1%	0.1%	(0.5)%	—%
Acquisition	—%	—%	12.1%	2.5%

	Six Months Ended August 31,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2020 sales revenue, net	$312,806	$313,733	$163,791	$790,330
Organic business (1)	29,967	99,251	18,874	148,092
Impact of foreign currency	(282)	(1,574)	(3,011)	(4,867)
Acquisition (2)	—	—	18,132	18,132
Change in sales revenue, net	29,685	97,677	33,995	161,357
Fiscal 2021 sales revenue, net	$342,491	$411,410	$197,786	$951,687

Total net sales revenue growth (decline)	9.5%	31.1%	20.8%	20.4%
Organic business	9.6%	31.6%	11.5%	18.7%
Impact of foreign currency	(0.1)%	(0.5)%	(1.8)%	(0.6)%
Acquisition	—%	—%	11.1%	2.3%

(1)Previously referred to as "Core" business, as described below.

(2)The three and six month periods ended August 31, 2020 include three and six months of net sales revenue for Drybar Products, respectively, which was acquired on January 23, 2020, with no comparable results in the same periods last year. For additional information on the Drybar Products acquisition, see Note 7 to the accompanying condensed consolidated financial statements.

In the above tables, Organic business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand is acquired, excluding the impact that foreign currency re-measurement had on reported net sales. Net sales revenue from internally developed brands or product lines is considered Organic business activity. We previously referred to Organic business sales as Core business sales. In connection with this change, we now define Core as strategic business that we expect to be an ongoing part of our operations, and Non-Core as business or assets (including assets held for sale) that we expect to divest within a year of its designation as Non-Core.

The following tables summarize the impact that Core and Non-Core (Personal Care) business had on our net sales revenue by segment:

	Three Months Ended August 31,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2020 sales revenue, net	$167,864	$158,790	$87,341	$413,995
Core business (1)	33,999	52,664	33,911	120,574
Non-core business (Personal Care)	—	—	(3,717)	(3,717)
Change in sales revenue, net	33,999	52,664	30,194	116,857
Fiscal 2021 sales revenue, net	$201,863	$211,454	$117,535	$530,852

Total net sales revenue growth (decline)	20.3%	33.2%	34.6%	28.2%
Core business	20.3%	33.2%	38.9%	29.1%
Non-core business (Personal Care)	—%	—%	(4.3)%	(0.9)%

	Six Months Ended August 31,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2020 sales revenue, net	$312,806	$313,733	$163,791	$790,330
Core business (1)	29,685	97,677	39,155	166,517
Non-core business (Personal Care)	—	—	(5,160)	(5,160)
Change in sales revenue, net	29,685	97,677	33,995	161,357
Fiscal 2021 sales revenue, net	$342,491	$411,410	$197,786	$951,687

Total net sales revenue growth (decline)	9.5%	31.1%	20.8%	20.4%
Core business	9.5%	31.1%	24.0%	21.1%
Non-core business (Personal Care)	—%	—%	(3.2)%	(0.7)%

(1)The three and six month periods ended August 31, 2020 include three and six months of net sales revenue for Drybar Products, respectively, which was acquired on January 23, 2020, with no comparable results for the same period last year. For additional information on the Drybar Products acquisition, see Note 7 to the accompanying condensed consolidated financial statements.

Leadership Brand and Other Net Sales

The following tables summarize our Leadership Brand and other net sales:

	Three Months Ended August 31,
(in thousands)	2020	2019	$ Change	% Change
Leadership Brand sales revenue, net (1)	$431,374	$331,183	$100,191	30.3%
All other sales revenue, net	99,478	82,812	16,666	20.1%
Total sales revenue, net	$530,852	$413,995	$116,857	28.2%

	Six Months Ended August 31,
(in thousands)	2020	2019	$ Change	% Change
Leadership Brand sales revenue, net (1)	$780,404	$632,742	$147,662	23.3%
All other sales revenue, net	171,283	157,588	13,695	8.7%
Total sales revenue, net	$951,687	$790,330	$161,357	20.4%

(1)The three and six month periods ended August 31, 2020 include three and six months of net sales revenue for Drybar Products, respectively, which was acquired on January 23, 2020, with no comparable results for the same period last year. For additional information on the Drybar Products acquisition, see Note 7 to the accompanying condensed consolidated financial statements.

Consolidated Net Sales Revenue

Comparison of Second Quarter Fiscal 2021 to Second Quarter Fiscal 2020
Consolidated net sales revenue increased $116.9 million, or 28.2%, to $530.9 million, compared to $414.0 million. The growth was driven by an Organic business increase of $106.4 million, or 25.7%, primarily reflecting:
•growth in consolidated brick and mortar sales;
•growth in consolidated online sales; and
•an increase in consolidated international sales.

The Drybar Products acquisition also contributed $10.5 million, or 2.5% to consolidated net sales revenue growth.

These factors were partially offset by a net sales decline in Personal Care and the impact of COVID-19 related store closures and lower store traffic at certain retail customers.

Net sales from our Leadership Brands increased 30.3% to $431.4 million, compared to $331.2 million.

Comparison of First Six Months of Fiscal 2021 to First Six Months of Fiscal 2020
Consolidated net sales revenue increased $161.4 million, or 20.4%, to $951.7 million, compared to $790.3 million. The growth was driven by an Organic business increase of $148.1 million, or 18.7%, primarily reflecting:
•growth in consolidated online sales;
•an increase in consolidated international sales; and
•an increase in consolidated brick and mortar sales.

The Drybar Products acquisition also contributed $18.1 million, or 2.3% to consolidated net sales revenue growth.

These factors were partially offset by:
•the impact of COVID-19 related store closures and lower store traffic at certain retail customers;
•a net sales decline in Personal Care; and
•the unfavorable impact from net foreign currency fluctuations of approximately $4.9 million, or 0.6%.

Net sales from our Leadership Brands were $780.4 million compared to $632.7 million for the same period last year, representing growth of 23.3%.

Segment Net Sales Revenue

Housewares

Comparison of Second Quarter Fiscal 2021 to Second Quarter Fiscal 2020
Net sales revenue increased $34.0 million, or 20.3%, to $201.9 million, compared to $167.9 million. Growth was driven by an Organic business increase of $33.9 million, or 20.2%, primarily due to:
•higher demand for OXO brand products as consumers spent more time at home cooking, cleaning, organizing and pantry loading in response to COVID-19;
•an increase in online sales for both OXO and Hydro Flask;
•higher sales in the club channel;
•growth in international sales; and
•new product introductions.

These factors were partially offset by the COVID-19 related impact of certain retail brick and mortar store closures and reduced store traffic on the Hydro Flask and OXO brands.

Comparison of First Six Months of Fiscal 2021 to First Six Months of Fiscal 2020
Net sales revenue increased $29.7 million, or 9.5%, to $342.5 million, compared to $312.8 million. Growth was driven by an Organic business increase of $30.0 million, or 9.6%, primarily due to:
•higher demand for OXO brand products as consumers spent more time at home cooking, cleaning, organizing and pantry loading in response to COVID-19;
•an increase in online sales for both OXO and Hydro Flask;
•higher sales in the club channel;
•growth in international sales; and
•new product introductions.

These factors were partially offset by:
•the COVID-19 related impact of certain retail brick and mortar store closures and reduced store traffic on the Hydro Flask and OXO brands;
•lower closeout channel sales; and
•the unfavorable impact of net foreign currency fluctuations of approximately $0.3 million, or 0.1%.

Health & Home

Comparison of Second Quarter Fiscal 2021 to Second Quarter Fiscal 2020
Net sales revenue increased $52.7 million, or 33.2%, to $211.5 million, compared to $158.8 million. The increase was driven by an Organic business increase of $52.5 million, or 33.1%, primarily due to:
•consumer demand for healthcare and healthy living products in domestic and international markets, in both brick and mortar and online channels, mainly attributable to COVID-19; and
•air purifier demand driven by wildfire activity on the west coast of the United States.

These factors were partially offset by declines in non-strategic categories.

Comparison of First Six Months of Fiscal 2021 to First Six Months of Fiscal 2020
Net sales revenue increased $97.7 million, or 31.1%, to $411.4 million compared to $313.7 million. The increase was primarily driven by an Organic business increase of $99.3 million, or 31.6%, primarily due to:
•consumer demand for healthcare and healthy living products in domestic and international markets, in both brick and mortar and online channels, mainly attributable to COVID-19; and
•air purifier demand driven by wildfire activity on the west coast of the United States in the second quarter of fiscal 2021.

These factors were partially offset by net distribution changes year-over-year, declines in non-strategic categories and the unfavorable impact of net foreign currency fluctuations of approximately $1.6 million, or 0.5%.

Beauty

Comparison of Second Quarter Fiscal 2021 to Second Quarter Fiscal 2020
Net sales revenue increased $30.2 million, or 34.6%, to $117.5 million, compared to $87.3 million. The increase was driven by an Organic business increase of $20.0 million, or 23.0%, as well as the net sales revenue contribution of $10.5 million, or 12.1% growth, from the acquisition of Drybar Products. The Organic revenue increase primarily reflects:
•growth in the appliance category;
•expanded distribution, primarily in the club channel; and
•an increase in international sales.

These factors were partially offset by a sales decline in Personal Care, the COVID-19 related impact of certain retail brick and mortar store closures and reduced store traffic, and the unfavorable impact of net foreign currency fluctuations of approximately $0.4 million, or 0.5%.

Comparison of First Six Months of Fiscal 2021 to First Six Months of Fiscal 2020
Net sales revenue increased $34.0 million, or 20.8%, to $197.8 million, compared to $163.8 million. The increase was driven by an Organic business increase of $18.9 million, or 11.5%, as well as the net sales revenue contribution of $18.1 million, or 11.1% growth, from the acquisition of Drybar Products. The Organic revenue increase primarily reflects a growth in sales in the appliance category and expanded distribution, primarily in the club channel.

These factors were partially offset by:
•a sales decline in Personal Care;
•the closure of key domestic customers and lower overall discretionary demand primarily in the first quarter of fiscal 2021 due to high unemployment and consumer uncertainty as a result of COVID-19; and
•the unfavorable impact of net foreign currency fluctuations of approximately $3.0 million, or 1.8%.

Consolidated Gross Profit Margin

Comparison of Second Quarter Fiscal 2021 to Second Quarter Fiscal 2020
Consolidated gross profit margin increased 0.4 percentage points to 43.4%, compared to 43.0%. The increase in consolidated gross profit margin was primarily due to:
•a favorable product mix within Health & Home and the Organic Beauty business;
•the favorable impact of the Drybar Products acquisition;
•a favorable channel mix within the Housewares segment;
•lower direct import sales; and
•lower air freight expense.

These factors were partially offset by an unfavorable product mix in the Housewares segment and the unfavorable comparative impact of tariff exclusion refunds received in the prior year period.

Comparison of First Six Months of Fiscal 2021 to First Six Months of Fiscal 2020
Consolidated gross profit margin increased 1.0 percentage point to 43.0%, compared to 42.0%. The increase in consolidated gross profit margin was primarily due to:
•a favorable product mix within Health & Home and the Organic Beauty business;
•the favorable impact of the Drybar Products acquisition;
•a favorable channel mix within the Housewares segment;
•lower direct import sales; and
•lower air freight expense.

These factors were partially offset by the unfavorable comparative impact of tariff exclusion refunds received in the prior year period and the unfavorable impact of foreign currency on net sales.

Consolidated SG&A

Comparison of Second Quarter Fiscal 2021 to Second Quarter Fiscal 2020
Consolidated SG&A ratio decreased 5.1 percentage points to 24.7%, compared to 29.8%. The decrease in the consolidated SG&A ratio was primarily due to:
•the impact that higher overall sales had on net operating leverage; and
•cost reduction initiatives including temporary personnel, advertising and travel expense reductions due to the uncertainty of COVID-19.

These factors were partially offset by:
•higher performance-based annual incentive compensation expense;
•increased freight and distribution expense;
•higher legal expense; and
•increased customer chargeback activity.

Comparison of First Six Months of Fiscal 2021 to First Six Months of Fiscal 2020
Consolidated SG&A ratio decreased 2.4 percentage points to 26.6%, compared to 29.0%. The decrease in the consolidated SG&A ratio was primarily due to:
•the impact that higher overall sales had on net operating leverage; and
•cost reduction initiatives including temporary personnel, advertising and travel expense reductions due to the uncertainty of COVID-19.

These factors were partially offset by:
•higher freight and distribution expense;
•higher performance-based annual incentive compensation expense;
•increased customer chargeback activity;
•higher bad debt expense; and
•the unfavorable impact of foreign currency exchange and forward contract settlements.

Restructuring Charges

Comparison of Second Quarter Fiscal 2021 to Second Quarter Fiscal 2020
An insignificant amount of pre-tax restructuring costs were recorded for the three month period ended August 31, 2020. For the three month period ended August 31, 2019, we incurred $0.4 million of pre-tax restructuring costs related primarily to employee severance and termination benefits.

Comparison of First Six Months of Fiscal 2021 to First Six Months of Fiscal 2020
During the six months ended August 31, 2020 and 2019, we incurred $0.4 million and $1.0 million, respectively, of pre-tax restructuring charges related primarily to employee severance and termination benefits and contract termination costs.

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

	Three Months Ended August 31, 2020
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$45,403	22.5%	$33,771	16.0%	$20,101	17.1%	$99,275	18.7%
Restructuring charges	25	—%	—	—%	9	—%	34	—%
Subtotal	45,428	22.5%	33,771	16.0%	20,110	17.1%	99,309	18.7%
Amortization of intangible assets	520	0.3%	2,509	1.2%	1,523	1.3%	4,552	0.9%
Non-cash share-based compensation	1,891	0.9%	1,493	0.7%	1,240	1.1%	4,624	0.9%
Adjusted operating income (non-GAAP)	47,839	23.7%	37,773	17.9%	22,873	19.5%	108,485	20.4%

	Three Months Ended August 31, 2019
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$35,698	21.3%	$12,408	7.8%	$6,414	7.3%	$54,520	13.2%
Restructuring charges	2	—%	—	—%	428	0.5%	430	0.1%
Subtotal	35,700	21.3%	12,408	7.8%	6,842	7.8%	54,950	13.3%
Amortization of intangible assets	179	0.1%	2,798	1.8%	1,486	1.7%	4,463	1.1%
Non-cash share-based compensation	1,769	1.1%	2,519	1.6%	2,093	2.4%	6,381	1.5%
Adjusted operating income (non-GAAP)	37,648	22.4%	17,725	11.2%	10,421	11.9%	65,794	15.9%

	Six Months Ended August 31, 2020
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$68,636	20.0%	$65,304	15.9%	$22,314	11.3%	$156,254	16.4%
Restructuring charges	263	0.1%	—	—%	104	0.1%	367	—%
Subtotal	68,899	20.1%	65,304	15.9%	22,418	11.3%	156,621	16.5%
Amortization of intangible assets	1,018	0.3%	4,961	1.2%	3,047	1.5%	9,026	0.9%
Non-cash share-based compensation	5,312	1.6%	4,807	1.2%	3,796	1.9%	13,915	1.5%
Adjusted operating income (non-GAAP)	$75,229	22.0%	$75,072	18.2%	$29,261	14.8%	$179,562	18.9%

	Six Months Ended August 31, 2019
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$66,898	21.4%	$27,464	8.8%	$7,365	4.5%	$101,727	12.9%
Restructuring charges	90	—%	—	—%	959	0.6%	1,049	0.1%
Subtotal	66,988	21.4%	27,464	8.8%	8,324	5.1%	102,776	13.0%
Amortization of intangible assets	697	0.2%	5,596	1.8%	2,046	1.2%	8,339	1.1%
Non-cash share-based compensation	4,343	1.4%	5,893	1.9%	3,749	2.3%	13,985	1.8%
Adjusted operating income (non-GAAP)	$72,028	23.0%	$38,953	12.4%	$14,119	8.6%	$125,100	15.8%

Consolidated Operating Income

Comparison of Second Quarter Fiscal 2021 to Second Quarter Fiscal 2020
Consolidated operating income was $99.3 million, or 18.7% of net sales, compared to $54.5 million, or 13.2% of net sales.  The increase in operating margin was primarily driven by the following factors:
•the favorable impact that higher overall net sales had on operating leverage;
•a favorable product mix within Health & Home and the Organic Beauty business;
•a favorable channel mix within the Housewares segment; and
•the impact of cost reduction initiatives including temporary personnel, advertising and travel expense reductions due to the uncertainty of COVID-19.

These factors were partially offset by:
•an unfavorable product mix in the Housewares segment;
•the unfavorable comparative impact of tariff exclusion refunds received in the prior year period;
•higher performance-based annual incentive compensation expense;
•higher legal expense; and
•increased freight and distribution expense.

Consolidated adjusted operating income increased 64.9% to $108.5 million, or 20.4% of net sales, compared to $65.8 million, or 15.9% of net sales.

Comparison of First Six Months of Fiscal 2021 to First Six Months of Fiscal 2020
Consolidated operating income was $156.3 million, or 16.4% of net sales, compared to $101.7 million, or 12.9% of net sales.  The increase was driven primarily by the following factors:
•the favorable impact that higher overall net sales had on operating leverage;
•a favorable product mix within Health & Home and the Organic Beauty business;
•a favorable channel mix within the Housewares segment; and
•the impact of cost reduction initiatives including temporary personnel, advertising and travel expense reductions due to the uncertainty of COVID-19.

These factors were partially offset by:
•the unfavorable comparative impact of tariff exclusion refunds received in the prior year period;
•higher freight and distribution expense;
•higher performance-based annual incentive compensation expense;
•increased bad debt expense; and
•the unfavorable impact of foreign currency exchange and forward contract settlements.

Consolidated adjusted operating income increased 43.5% to $179.6 million, or 18.9% of net sales, compared to $125.1 million, or 15.8% of net sales.

Housewares

Comparison of Second Quarter Fiscal 2021 to Second Quarter Fiscal 2020
Operating income was $45.4 million, or 22.5% of segment net sales, compared to $35.7 million, or 21.3% of segment net sales. The 1.2 percentage point increase in segment operating margin was primarily due to:
•the favorable impact that higher overall net sales had on operating leverage;
•a more favorable channel mix; and
•the impact of cost reduction initiatives including temporary personnel, advertising and travel expense reductions due to the uncertainty of COVID-19.

These factors were partially offset by:
•a less favorable product mix;
•higher performance-based annual incentive compensation expense;
•higher freight and distribution expense to support strong demand; and
•increased customer chargeback activity.

Adjusted operating income increased 27.1% to $47.8 million, or 23.7% of segment net sales, compared to $37.6 million, or 22.4% of segment net sales.

Comparison of First Six Months of Fiscal 2021 to First Six Months of Fiscal 2020
Operating income was $68.6 million, or 20.0% of segment net sales, for the six months ended August 31, 2020, compared to $66.9 million, or 21.4% of segment net sales. The 1.4 percentage point decrease in segment operating margin was primarily due to:
•a less favorable product mix;
•the net unfavorable impact of tariff and related pricing actions;
•higher freight and distribution expense to support strong demand;
•increased customer chargeback activity; and
•higher bad debt expense.

These factors were partially offset by:
•the favorable impact that higher overall net sales had on operating leverage;
•a more favorable channel mix; and
•the impact of cost reduction initiatives including temporary personnel, advertising and travel expense reductions due to the uncertainty of COVID-19.

Adjusted operating income increased 4.4% to $75.2 million, or 22.0% of segment net sales, compared to $72.0 million, or 23.0% of segment net sales.

Health & Home

Comparison of Second Quarter Fiscal 2021 to Second Quarter Fiscal 2020
Operating income was $33.8 million, or 16.0% of segment net sales, compared to $12.4 million, or 7.8% of segment net sales. The 8.2 percentage point increase in segment operating margin was primarily due to:
•the favorable impact that higher overall net sales had on operating leverage;
•the impact of a more favorable product mix; and
•the impact of cost reduction initiatives including temporary personnel, advertising and travel expense reductions due to the uncertainty of COVID-19.

These factors were partially offset by the unfavorable comparative impact of tariff exclusion refunds received in the prior year period and higher performance-based annual incentive compensation expense.

Adjusted operating income increased 113.1% to $37.8 million, or 17.9% of segment net sales, compared to $17.7 million, or 11.2% of segment net sales.

Comparison of First Six Months of Fiscal 2021 to First Six Months of Fiscal 2020
Operating income was $65.3 million, or 15.9% of segment net sales, compared to $27.5 million, or 8.8% of segment net sales. The 7.1 percentage point increase in segment operating margin was primarily due to:
•the favorable impact that higher overall net sales had on operating leverage;
•the impact of a more favorable product mix; and
•the impact of cost reduction initiatives including temporary personnel, advertising and travel expense reductions due to the uncertainty of COVID-19.

These factors were partially offset by:
•the unfavorable comparative impact of tariff exclusion refunds received in the prior year period;
•higher royalty expense;
•increased product liability expense;
•higher freight expense to support increased retail customer shipments; and
•higher performance-based annual incentive compensation expense.

Adjusted operating income increased 92.7% to $75.1 million, or 18.2% of segment net sales, compared to $39.0 million, or 12.4% of segment net sales.

Beauty

Comparison of Second Quarter Fiscal 2021 to Second Quarter Fiscal 2020
Operating income was $20.1 million, or 17.1% of segment net sales, compared to $6.4 million, or 7.3% of segment net sales. The 9.8 percentage point increase in segment operating margin was primarily due to:
•the favorable impact that higher overall net sales had on operating leverage;
•the margin impact of a more favorable product mix;
•lower air freight expense; and
•the impact of cost reduction initiatives including temporary personnel, advertising and travel expense reductions due to the uncertainly of COVID-19.

These factors were partially offset by:
•higher personnel expense related to the acquisition of Drybar Products;
•higher performance-based annual incentive compensation expense; and
•increased legal expense.

Adjusted operating income increased 119.5% to $22.9 million, or 19.5% of segment net sales, compared to $10.4 million, or 11.9% of segment net sales.

Comparison of First Six Months of Fiscal 2021 to First Six Months of Fiscal 2020
Operating income was $22.3 million, or 11.3% of segment net sales, compared to $7.4 million, or 4.5% of segment net sales. The 6.8 percentage point increase in segment operating margin was primarily due to:
•the favorable impact that higher overall net sales had on operating leverage;
•the margin impact of a more favorable product mix;
•lower air freight expense; and
•the impact of cost reduction initiatives including temporary personnel, advertising and travel expense reductions due to the uncertainly of COVID-19.

These factors were partially offset by:
•the unfavorable impact of foreign currency exchange and forward contract settlements;
•increased legal expense;
•higher performance-based annual incentive compensation;
•higher personnel expense related to the acquisition of Drybar Products; and
•increased amortization expense.

Adjusted operating income increased 107.2% to $29.3 million, or 14.8% of segment net sales, compared to $14.1 million, or 8.6% of segment net sales.

Interest Expense

Comparison of Second Quarter Fiscal 2021 to Second Quarter Fiscal 2020
Interest expense was $2.8 million, compared to $3.2 million. The decrease in interest expense was primarily due to lower average levels of debt outstanding and lower average interest rates.

Comparison of First Six Months of Fiscal 2021 to First Six Months of Fiscal 2020
Interest expense was $6.6 million, compared to $6.5 million. The increase in interest expense was primarily due to higher average levels of debt outstanding during the first quarter of fiscal 2021 compared to the same period last year, partially offset by lower average interest rates.

Income Tax Expense

The period-over-period comparison of our effective tax rate is often impacted by the mix of taxable income in our various tax jurisdictions. Due to our organization in Bermuda and the ownership structure of our foreign subsidiaries, many of which are not owned directly or indirectly by a U.S. parent company, an immaterial amount of our foreign income is subject to U.S. taxation on a permanent basis under current law. Additionally, our intellectual property is largely owned by our foreign subsidiaries, resulting in proportionally higher earnings in jurisdictions with lower statutory tax rates, which decreases our overall effective tax rate.
For the three months ended August 31, 2020, income tax expense as a percentage of income before income tax was 9.6% compared to 10.3% for the same period last year. The year-over-year decrease in the effective tax rate is primarily due to benefits recognized from the transition of our Macau entity from offshore to onshore status and shifts in the mix of our taxable income in our various tax jurisdictions, partially offset by increases in liabilities related to uncertain tax positions.
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

Upon the enactment of the Tax Act in fiscal 2018, there was a net operating loss on our balance sheet, which was measured using the U.S. statutory tax rate in effect prior to enactment. As a result of the Tax Act, we were required to record a one-time charge of $17.9 million in fiscal 2018, which included a charge of $9.4 million to remeasure the net operating loss at the reduced rate at which it was expected to reverse in the future. The CARES Act effectively reversed the impact of the Tax Act on our net operating loss, resulting in a corresponding tax benefit of $9.4 million recorded in the first quarter of fiscal 2021. For the six months ended August 31, 2020, income tax expense as a percentage of income before income tax was 1.6% compared to income tax expense of 9.0% for the same period last year, primarily due to this benefit. Income tax expense for the six months ended August 31, 2020 also includes other discrete benefits to include reductions of U.S. BEAT tax (Base Erosion and Anti-Abuse) and GILTI tax

(Global Intangible Low-Tax Income), the recognition of excess tax benefits from share-based compensation settlements, and one-time benefits related to the transition of our Macau entity from offshore to onshore status, partially offset by increases in liabilities related to uncertain tax positions.

During fiscal 2017, we received an assessment from a state tax authority which adjusted taxable income applicable to the particular state resulting from interpretations of certain state income tax provisions applicable to our legal structure.  During the time the dispute was ongoing, we believe we accurately reported our taxable income and vigorously protested the assessment through administrative processes with the state.  During the quarter, we received a settlement offer from the state tax authority. In September 2020, we reached an agreement in principle to settle the $6.0 million assessment in dispute for $0.5 million.

Our Macau subsidiary generates income from the sale of the goods that it has sourced and procured. This subsidiary is responsible for the sourcing and procurement of a large portion of the products that we sell. We currently have an indefinite tax holiday in Macau conditioned on the subsidiary meeting certain employment and investment thresholds. The Macau Offshore Law and its supplementary regulations that grant tax incentives to approved offshore institutions will be abolished on January 1, 2021. Existing approved offshore institutions such as ours can continue to operate under the offshore regime until the end of the calendar year 2020. Beginning in calendar year 2021, our Macau subsidiary will transition to onshore status and become subject to a statutory corporate income tax of approximately 12%. We expect the impact of this change to increase our overall effective tax rate by 1.5 to 2.0 percentage points on an annual basis, beginning with our fiscal 2022. Because our Macau subsidiary is not directly or indirectly owned by a U.S. parent, there is no U.S. tax liability associated with the income generated in Macau.

Net Income, diluted earnings per share ("EPS"), adjusted income (non-GAAP), and adjusted diluted EPS (non-GAAP)

In order to provide a better understanding of the impact of certain items on our net income and diluted EPS, the analysis that follows reports the comparative after-tax impact of restructuring charges, tax reform, amortization of intangible assets, and non-cash share-based compensation, as applicable, on net income, and diluted EPS for the periods covered below. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended August 31, 2020
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$96,590	$9,257	$87,333	$3.79	$0.36	$3.43
Restructuring charges	34	—	34	—	—	—
Subtotal	96,624	9,257	87,367	3.80	0.36	3.43
Amortization of intangible assets	4,552	206	4,346	0.18	0.01	0.17
Non-cash share-based compensation	4,624	397	4,227	0.18	0.02	0.17
Adjusted (non-GAAP)	$105,800	$9,860	$95,940	$4.16	$0.39	$3.77

Weighted average shares of common stock used in computing diluted EPS						25,458

	Three Months Ended August 31, 2019
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$51,393	$5,298	$46,095	$2.04	$0.21	$1.83
Restructuring charges	430	66	364	0.02	—	0.01
Subtotal	51,823	5,364	46,459	2.05	0.21	1.84
Amortization of intangible assets	4,463	248	4,215	0.18	0.01	0.17
Non-cash share-based compensation	6,381	515	5,866	0.25	0.02	0.23
Adjusted (non-GAAP)	$62,667	$6,127	$56,540	$2.48	$0.24	$2.24

Weighted average shares of common stock used in computing diluted EPS						25,245

	Six Months Ended August 31, 2020
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$149,959	$2,340	$147,619	$5.90	$0.09	$5.81
Restructuring charges	367	2	365	0.01	—	0.01
Tax Reform	—	9,357	(9,357)	—	0.37	(0.37)
Subtotal	150,326	11,699	138,627	5.91	0.46	5.45
Amortization of intangible assets	9,026	447	8,579	0.35	0.02	0.34
Non-cash share-based compensation	13,915	1,003	12,912	0.55	0.04	0.51
Adjusted (non-GAAP)	$173,267	$13,149	$160,118	$6.81	$0.52	$6.30

Weighted average shares of common stock used in computing diluted EPS						25,428

	Six Months Ended August 31, 2019
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$95,424	$8,635	$86,789	$3.78	$0.34	$3.44
Restructuring charges	1,049	68	981	0.04	—	0.04
Subtotal	96,473	8,703	87,770	3.82	0.34	3.48
Amortization of intangible assets	8,339	369	7,970	0.33	0.01	0.32
Non-cash share-based compensation	13,985	1,091	12,894	0.55	0.04	0.51
Adjusted (non-GAAP)	$118,797	$10,163	$108,634	$4.71	$0.40	$4.30

Weighted average shares of common stock used in computing diluted EPS						25,245

Comparison of Second Quarter Fiscal 2021 to Second Quarter Fiscal 2020
Net Income was $87.3 million, compared to $46.1 million.  Diluted EPS was $3.43, compared to $1.83. Diluted EPS increased primarily due to higher operating income in all three business segments, partially offset by higher income tax expense and higher weighted average diluted shares outstanding.

Adjusted income increased $39.4 million, or 69.7%, to $95.9 million, compared to $56.5 million the same period last year.  Adjusted diluted EPS increased 68.3% to $3.77, compared to $2.24.

Comparison of First Six Months of Fiscal 2021 to First Six Months of Fiscal 2020
Net Income was $147.6 million, compared to $86.8 million.  Diluted EPS was $5.81, compared to $3.44. Diluted EPS increased primarily due to higher operating income in all three business segments and lower income tax expense due to discrete income tax benefits recorded in the first quarter of fiscal 2021. This was partially offset by higher interest expense and higher weighted average diluted shares outstanding.

Adjusted income increased $51.5 million, or 47.4%, to $160.1 million, compared to $108.6 million.  Adjusted diluted EPS increased 46.5% to $6.30, compared to $4.30.

Financial Condition, Liquidity and Capital Resources

Selected measures of our liquidity and capital resources are shown for the periods below:

	Six Months Ended August 31,
	2020	2019
Accounts Receivable Turnover (Days) (1)	68.7	68.4
Inventory Turnover (Times) (1)	3.3	2.9
Working Capital (in thousands)	$451,583	$393,514
Current Ratio	1.9:1	2.2:1
Ending Debt to Ending Equity Ratio	22.9%	27.7%
Return on Average Equity (1)	17.9%	17.1%
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

We rely principally on cash flow from operations and borrowings under our credit facility to finance our operations, acquisitions and capital expenditures.  We believe our cash flow from operations and availability under our credit facility are sufficient to meet our working capital and capital expenditure needs.

Operating Activities

Operating activities provided net cash of $186.3 million for the six months ended August 31, 2020, compared to $38.2 million for the same period last year.  The increase was primarily driven by an increase in net income and increased cash from accounts payable and accrued expenses. These factors were partially offset by increased cash used for receivables and inventory.

Investing Activities

During the six months ended August 31, 2020, we made investments in capital and intangible asset expenditures of $15.2 million, compared to $8.9 million for the same period last year. The increase is primarily for molds, tooling, production equipment and information technology equipment and software.

Financing Activities

Financing activities used $47.1 million of cash during the six months ended August 31, 2020, compared to $24.2 million for the same period last year.  The increase in cash used is primarily due to the net repayment of debt and increased repurchases of common stock related to stock-based compensation.

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

As of August 31, 2020, the outstanding revolving loan principal balance was $286.0 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $9.0 million. For the three month and six month periods ended August 31, 2020, borrowings under the Credit Agreement incurred interest expense at rates ranging from 1.15% to 1.19% and 1.15% to 4.75%, respectively. As of August 31, 2020, the amount available for borrowings under the Credit Agreement was $955.0 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of August 31, 2020, these covenants effectively limited our ability to incur more than $893.5 million of additional debt from all sources, including the Credit Agreement, or $955.0 million in the event a qualified acquisition is consummated.

Other Debt Agreements

As of August 31, 2020, we have an aggregate principal balance of $18.6 million (excluding prepaid financing fees) under a loan agreement (the “MBFC Loan”) with the Mississippi Business Finance Corporation (the “MBFC”), which was entered into in connection with the issuance by MBFC of taxable industrial development revenue bonds (the “Bonds”). The borrowings were used to fund construction of our Olive Branch, Mississippi distribution facility. Since March 2018, the MBFC Loan can be called by the holder at any time. The remaining loan balance is payable as follows: $1.9 million annually on March 1, 2021 and 2022; and $14.8 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

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
The Bonds were issued under a Trust Indenture, dated as of March 1, 2013 (as supplemented, the “Indenture”), by and between MBFC and U.S. Bank National Association, as trustee (the “Trustee”). On May 14, 2020, MBFC and U.S. Bank National Association, as Trustee, entered into the Fifth Supplemental Trust Indenture, effective May 14, 2020 (the “Fifth Supplemental Indenture”), with the consent of Kaz USA, Inc. (“Kaz USA”) and Bank of America, N.A., the purchaser of the Bonds. The Base Rate (as defined in the Indenture) and Eurodollar Rate (as defined in the Indenture) were each amended. As amended by the Fifth Supplemental Indenture, the Bonds and the related loans to Kaz USA will bear interest at a Base Rate or Eurodollar Rate plus a margin based on the Net Leverage Ratio (as defined in the Fifth Supplemental Indenture). The Fifth Supplemental Indenture amended the pricing grid for the Eurodollar and Base Rate margins.

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
(4)As described in the Credit Agreement and Guaranty Agreement.

Contractual Obligations

As of August 31, 2020, there have been no material changes from the information provided in our latest annual report on Form 10-K.  Additional information regarding contractual obligations can be found in Notes 12, 13, 14 and 15 to the accompanying condensed consolidated financial statements.

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

On March 24, 2020, we borrowed approximately $200 million under the Credit Agreement as part of a comprehensive precautionary approach to increase our cash and cash equivalent position and maximize our financial flexibility in light of the volatility in the global markets resulting from the COVID-19 outbreak. We subsequently repaid the majority of this amount during May 2020. Due to the continued uncertainty of COVID-19, we have maintained cash and cash equivalent balances in excess of our operating needs and higher than historical levels.

We continue to evaluate acquisition opportunities on a regular basis. We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition. We may also elect to repurchase additional shares of common stock under our Board of Directors authorization, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing. For additional information, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in our latest annual report on Form 10-K and Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" in this report. As of August 31, 2020, the amount of cash and cash equivalents held by our foreign subsidiaries was $26.5 million.

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

Such risks are not limited to, but may include:
•our ability to successfully manage the demand, supply and operational challenges associated with the actual or perceived effects of COVID-19 and any similar future public health crisis, pandemic or epidemic;
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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2020. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of August 31, 2020, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our fiscal quarter ended August 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
June 1 to June 30, 2020	353	$180.99	353	$382,903
July 1 to July 31, 2020	260	191.51	260	382,853
August 1 to August 31, 2020	167	205.03	167	382,819
Total	780	$189.64	780

(1)The number of shares above includes shares of common stock acquired from employees who tendered shares to: (i) satisfy the tax withholding on equity awards as part of our long-term incentive plans or (ii) satisfy the exercise price on stock option exercises. For the three months ended August 31, 2020, 780 shares were acquired at a weighted average per share price of $189.64.
(2)Reflects the remaining dollar value of shares that could be purchased under our current stock repurchase authorization through the expiration or termination of the plan. For additional information, see Note 10 to the accompanying condensed consolidated financial statements.
n

ITEM 6.	EXHIBITS
	(a)	Exhibits

		31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32**	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2020, formatted in Inline eXtensible Business Reporting Language ("iXBRL"): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.
		104	Cover Page, Interactive Data File formatted in iXBRL and contained in Exhibit 101.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	October 9, 2020	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date:	October 9, 2020	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer