Form 10-Q
period 2020-11-30
HELEN OF TROY LTD
filed 2021-01-08
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to __
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
(915) 225-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.10 par value per share	HELE	The NASDAQ Stock Market LLC
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
As of December 29, 2020, there were 24,395,784 common shares, $0.10 par value per share, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except shares and par value)	November 30, 2020	February 29, 2020
Assets
Assets, current:
Cash and cash equivalents	$156,661	$24,467
Receivables - principally trade, less allowances of $3,956 and $1,461	500,070	348,023
Inventory	383,440	256,311
Prepaid expenses and other current assets	10,591	9,229
Assets held for sale	39,306	44,806
Total assets, current	1,090,068	682,836

Property and equipment, net of accumulated depreciation of $144,462 and $132,340	135,795	132,107
Goodwill	739,901	739,901
Other intangible assets, net of accumulated amortization of $162,425 and $148,891	288,617	300,952
Operating lease assets	32,277	32,645
Deferred tax assets, net	21,568	14,635
Other assets, net of accumulated amortization of $2,167 and $2,167	3,518	807
Total assets	$2,311,744	$1,903,883

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$301,175	$152,674
Accrued expenses and other current liabilities	289,568	183,157
Income taxes payable	5,878	1,181
Long-term debt, current maturities	1,884	1,884
Total liabilities, current	598,505	338,896

Long-term debt, excluding current maturities	438,497	337,421
Lease liabilities, non-current	39,279	40,861
Deferred tax liabilities, net	5,636	4,224
Other liabilities, non-current	19,389	20,758
Total liabilities	1,101,306	742,160

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 24,394,007 and 25,193,766 shares issued and outstanding	2,439	2,519
Additional paid in capital	277,289	268,043
Accumulated other comprehensive loss	(12,285)	(7,005)
Retained earnings	942,995	898,166
Total stockholders' equity	1,210,438	1,161,723
Total liabilities and stockholders' equity	$2,311,744	$1,903,883

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands, except per share data)	2020	2019	2020	2019
Sales revenue, net	$637,737	$474,737	$1,589,424	$1,265,067
Cost of goods sold	350,410	264,764	892,460	723,216
Gross profit	287,327	209,973	696,964	541,851

Selling, general and administrative expense (“SG&A”)	186,630	130,692	439,646	359,794
Restructuring charges	(12)	12	355	1,061
Operating income	100,709	79,269	256,963	180,996

Non-operating income, net	93	92	440	313
Interest expense	(2,926)	(2,767)	(9,568)	(9,291)
Income before income tax	97,876	76,594	247,835	172,018

Income tax expense	13,721	7,895	16,061	16,530
Net income	$84,155	$68,699	$231,774	$155,488

Earnings per share (“EPS”):
Basic	$3.37	$2.73	$9.20	$6.19
Diluted	3.34	2.71	9.14	6.15

Weighted average shares used in computing EPS:
Basic	24,965	25,161	25,182	25,099
Diluted	25,192	25,396	25,350	25,295

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2020	2019	2020	2019
Net income	$84,155	$68,699	$231,774	$155,488
Other comprehensive income (loss), net of tax:
Cash flow hedge activity - interest rate swaps	1,180	1,599	(696)	(5,562)
Cash flow hedge activity - foreign currency contracts	855	(1,729)	(4,584)	(514)
Total other comprehensive income (loss), net of tax	2,035	(130)	(5,280)	(6,076)
Comprehensive income	$86,190	$68,569	$226,494	$149,412

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at August 31, 2020	25,328	$2,533	$274,643	$(14,320)	$1,045,673	$1,308,529
Net income	—	—	—	—	84,155	84,155
Other comprehensive income, net of tax	—	—	—	2,035	—	2,035
Exercise of stock options	1	—	70	—	—	70
Net issuance and settlement of restricted stock	20	2	(2)	—	—	—
Issuance of common stock related to stock purchase plan	12	1	1,709	—	—	1,710
Common stock repurchased and retired	(967)	(97)	(5,870)	—	(186,833)	(192,800)
Share-based compensation	—	—	6,739	—	—	6,739
Balances at November 30, 2020	24,394	$2,439	$277,289	$(12,285)	$942,995	$1,210,438

Balances at February 29, 2020	25,194	$2,519	$268,043	$(7,005)	$898,166	$1,161,723
Net income	—	—	—	—	231,774	231,774
Other comprehensive loss, net of tax	—	—	—	(5,280)	—	(5,280)
Exercise of stock options	13	2	915	—	—	917
Net issuance and settlement of restricted stock	189	19	(19)	—	—	—
Issuance of common stock related to stock purchase plan	27	2	3,609	—	—	3,611
Common stock repurchased and retired	(1,029)	(103)	(15,913)	—	(186,945)	(202,961)
Share-based compensation	—	—	20,654	—	—	20,654
Balances at November 30, 2020	24,394	$2,439	$277,289	$(12,285)	$942,995	$1,210,438

Balances at August 31, 2019	25,130	$2,513	$256,995	$(4,755)	$832,622	$1,087,375
Net income	—	—	—	—	68,699	68,699
Other comprehensive loss, net of tax	—	—	—	(130)	—	(130)
Exercise of stock options	7	1	556	—	—	557
Net issuance and settlement of restricted stock	21	3	(3)	—	—	—
Issuance of common stock related to stock purchase plan	15	1	1,426	—	—	1,427
Common stock repurchased and retired	(6)	(1)	(1,001)	—	—	(1,002)
Share-based compensation	—	—	4,758	—	—	4,758
Balances at November 30, 2019	25,167	$2,517	$262,731	$(4,885)	$901,321	$1,161,684

Balances at February 28, 2019	24,946	$2,495	$246,585	$1,191	$746,366	$996,637
Net income	—	—	—	—	155,488	155,488
Other comprehensive loss, net of tax	—	—	—	(6,076)	—	(6,076)
Exercise of stock options	69	7	4,183	—	—	4,190
Net issuance and settlement of restricted stock	199	21	(21)	—	—	—
Issuance of common stock related to stock purchase plan	30	2	2,833	—	—	2,835
Common stock repurchased and retired	(77)	(8)	(9,592)	—	(533)	(10,133)
Share-based compensation	—	—	18,743	—	—	18,743
Balances at November 30, 2019	25,167	$2,517	$262,731	$(4,885)	$901,321	$1,161,684

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended November 30,
(in thousands)	2020	2019
Cash provided by operating activities:
Net income	$231,774	$155,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,995	24,876
Amortization of financing costs	772	763
Non-cash operating lease expense	4,910	1,371
Provision for doubtful receivables	3,445	484
Non-cash share-based compensation	20,654	18,743
Loss (gain) on the sale or disposal of property and equipment	75	(14)
Deferred income taxes and tax credits	(4,132)	(511)
Changes in operating capital:
Receivables	(155,492)	(85,747)
Inventories	(121,629)	(31,317)
Prepaid expenses and other current assets	(2,915)	(1,269)
Other assets and liabilities, net	(6,617)	21,091
Accounts payable	148,501	(2,037)
Accrued expenses and other current liabilities	95,612	477
Accrued income taxes	6,793	(980)
Net cash provided by operating activities	249,746	101,418

Cash used in investing activities:
Capital and intangible asset expenditures	(19,423)	(13,247)
Proceeds from the sale of property and equipment	—	3
Net cash used in investing activities	(19,423)	(13,244)

Cash used in financing activities:
Proceeds from line of credit	917,400	406,600
Repayment of line of credit	(811,400)	(482,000)
Repayment of long-term debt	(1,900)	(1,900)
Payment of financing costs	(3,796)	—
Proceeds from share issuances under share-based compensation plans	4,528	7,025
Payments for repurchases of common stock	(202,961)	(10,133)
Net cash used in financing activities	(98,129)	(80,408)

Net increase in cash and cash equivalents	132,194	7,766
Cash and cash equivalents, beginning balance	24,467	11,871
Cash and cash equivalents, ending balance	$156,661	$19,637

Supplemental non-cash items not included above resulting from the adoption of ASC 842
Initial recognition of operating lease asset	$—	$(37,082)
Initial recognition of lease liabilities	—	47,223
Accrued expenses and other current liabilities	—	(2,873)
Other assets and liabilities, net	—	(7,311)
Prepaid expenses and other current assets	—	43
 See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
November 30, 2020

Note 1 - Basis of Presentation and Related Information

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of November 30, 2020 and February 29, 2020, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 29, 2020, and our other reports on file with the Securities and Exchange Commission (“SEC”).

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

On January 23, 2020, we completed the acquisition of Drybar Products LLC (“Drybar Products”), for approximately $255.9 million in cash, subject to certain customary closing adjustments. Drybar Products is an innovative, trend-setting prestige hair care and styling brand. As part of the transaction, Helen of Troy granted a worldwide license to Drybar Holdings LLC, the owner and long-time operator of Drybar blowout salons, to use the Drybar trademark in their continued operation of Drybar salons. The salons will exclusively use, promote, and sell Drybar products globally. See Note 7 for additional information on the acquisition.

During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our mass channel personal care business (“Personal Care”). The assets to be disposed of include intangible assets, inventory and fixed assets relating to our mass channel liquids, powder and aerosol products including brands such as Pert, Brut, Sure and Infusium. We expect the divestiture to occur within fiscal

2021. Accordingly, we have classified the identified assets of the disposal group as held for sale. For additional information, see Note 5.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) to be a pandemic. COVID-19 continues to spread throughout the United States and the world, with the continued potential for catastrophic impact. The effects of the COVID-19 pandemic have had an unfavorable impact on certain parts of our business. The impact includes the effect of temporary closures of certain customer stores, or limited hours of operation, which has resulted in materially lower store traffic at some of our brick and mortar retailers. The economic impact of historic unemployment and consumer uncertainty has also resulted in reduced demand for some of our more discretionary product lines. COVID-19 has also disrupted certain parts of our supply chain, which in certain cases has limited our ability to fulfill demand. COVID-19 has favorably impacted the demand for our product lines that are more defensive, meet certain healthcare or healthy living needs, or meet the needs of consumers that are spending more time at home as a result of the pandemic. COVID-19 has also favorably impacted our online channel in a meaningful way, as brick and mortar shopping options have been limited or considered unsafe. Although the favorable impacts of COVID-19 outweighed the unfavorable impacts during the nine month period ended November 30, 2020, this situation continues to change rapidly, and additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

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

Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which provides for certain updates to reduce complexity in accounting for income taxes, including the utilization of the incremental approach for intra-period tax allocation, among others. The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and will be effective for us in the first quarter of fiscal 2022. We are currently evaluating the impact this guidance may have on our consolidated financial statements.

Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting and other transactions affected by reference rate reform to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This ASU was effective upon issuance, on March 12, 2020, and may be applied through December 31, 2022. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Our revenue is primarily generated from the sale of non-customized consumer products to customers. These products are promised goods that are distinct performance obligations. Revenue is recognized when control of, and title to, the product sold transfers to the customer in accordance with applicable shipping terms, which can occur on the date of shipment or the date of receipt by the customer, depending on the customer and the agreed upon shipping terms. Payment terms from the sale of our products are typically due to us in thirty to ninety days after the date of sale. Therefore, the timing and amount of revenue recognized was not materially impacted by the new guidance. We have thus concluded that the adoption of the guidance did not have a material impact on our consolidated financial statements. The provisions of the new guidance did, however, impact the classification of certain consideration paid to our customers. We therefore have reclassified an immaterial amount of such payments from SG&A to a reduction of net sales revenue for all periods presented. Also, in accordance with the guidance, we reclassified an immaterial amount of estimated sales returns from a reduction of receivables to accrued expenses and other current liabilities for all periods presented. We elected to adopt the guidance using the full retrospective method.

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

We include options to extend or terminate the lease in the lease term for accounting considerations, when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of less than 1 to 12 years. Lease expense for lease payments is recognized on a straight-line basis over the lease term in a manner similar to previous accounting guidance. We do not recognize leases with an initial term of twelve months or less on the balance sheet and instead recognize the related lease payments as expense in the condensed consolidated statements of income on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component for all asset classes. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease expense recognized in the condensed consolidated statements of income during the three and nine month periods ended November 30, 2020, was $1.8 million and $5.0 million, respectively, compared to $1.5 million and $4.8 million, respectively, for the same periods last year. Short-term lease expense is excluded from this amount and is not material. For the three and nine month periods ended November 30, 2020, rent expense related to all our operating leases was $2.4 million and $6.6 million, respectively, compared to $2.1 million and $5.8 million for the same periods last year. The non-cash component of lease expense is included as an adjustment to reconcile net income to net cash provided by operating activities in the condensed consolidated statements of cash flows.

A summary of supplemental lease information is as follows:

November 30, 2020
Weighted average remaining lease term (years)	10.0
Weighted average discount rate	6.10%
Year-to-date cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$4,998

A summary of our estimated lease payments, imputed interest and liabilities as of November 30, 2020 are as follows:

(in thousands)
Fiscal 2021 (balance for remainder of fiscal year)	$1,826
Fiscal 2022	7,128
Fiscal 2023	6,123
Fiscal 2024	5,332
Fiscal 2025	5,762
Thereafter	34,370
Total future lease payments	60,541
Less: imputed interest	(16,492)
Present value of lease liability	$44,049

November 30, 2020
Lease liabilities, current (1)	$4,770
Lease liabilities, non-current	39,279
Total lease liability	$44,049
(1)Included as part of “Accrued expenses and other current liabilities” on the condensed consolidated balance sheet.

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

The carrying amounts of the major classes of assets for Personal Care that were classified as held for sale are as follows:

(in thousands)	November 30, 2020	February 29, 2020
Assets:
Inventory	$11,650	$17,150
Property and equipment, net of accumulated depreciation of $403	83	83
Goodwill, net of cumulative impairments of $71,993	9,849	9,849
Other intangible assets, net of accumulated amortization of $4,474	17,724	17,724
Total assets held for sale	$39,306	$44,806

Note 6 - Supplemental Balance Sheet Information

PROPERTY AND EQUIPMENT

(in thousands)	Estimated Useful Lives (Years)			November 30, 2020	February 29, 2020
Land		-		$12,644	$12,644
Building and improvements	3	-	40	117,061	115,592
Computer, software, furniture and other equipment	3	-	15	98,382	89,257
Tools, molds and other production equipment	3	-	7	43,001	37,652
Construction in progress		-		9,169	9,302
Property and equipment, gross				280,257	264,447
Less accumulated depreciation				(144,462)	(132,340)
Property and equipment, net				$135,795	$132,107

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(in thousands)	November 30, 2020	February 29, 2020
Accrued compensation, benefits and payroll taxes	$54,667	$49,624
Accrued sales discounts and allowances	55,832	34,176
Accrued sales returns	31,919	22,972
Accrued advertising	60,549	31,351
Other	86,601	45,034
Total accrued expenses and other current liabilities	$289,568	$183,157

Note 7 - Acquisitions

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

Note 8 - Goodwill and Intangible Assets

We perform annual impairment tests each fiscal year during the fourth quarter and interim impairment tests, if and when necessary. For the three and nine month periods ended November 30, 2020 and 2019, we did not record any impairment charges.

The following table summarizes the carrying amounts and accumulated amortization for all intangible assets by segment as of the end of the periods presented:

	November 30, 2020				February 29, 2020
(in thousands)	Gross Carrying Amount	Cumulative Goodwill Impairments	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Cumulative Goodwill Impairments (1)	Accumulated Amortization (2)	Net Book Value
Housewares:
Goodwill	$282,056	$—	$—	$282,056	$282,056	$—	$—	$282,056
Trademarks - indefinite	134,200	—	—	134,200	134,200	—	—	134,200
Other intangibles - finite	43,063	—	(23,011)	20,052	42,095	—	(21,469)	20,626
Subtotal	459,319	—	(23,011)	436,308	458,351	—	(21,469)	436,882

Health & Home:
Goodwill	284,913	—	—	284,913	284,913	—	—	284,913
Trademarks - indefinite	54,000	—	—	54,000	54,000	—	—	54,000
Licenses - finite	17,050	—	(16,015)	1,035	17,050	—	(15,752)	1,298
Licenses - indefinite	7,400	—	—	7,400	7,400	—	—	7,400
Other intangibles - finite	118,446	—	(105,293)	13,153	118,223	—	(98,142)	20,081
Subtotal	481,809	—	(121,308)	360,501	481,586	—	(113,894)	367,692

Beauty:
Goodwill	172,932	—	—	172,932	244,925	(71,993)	—	172,932
Trademarks - finite	30,151	—	(1,827)	28,324	33,392	—	(3,564)	29,828
Licenses - finite	13,697	—	(13,037)	660	13,697	—	(12,800)	897
Other intangibles - finite	33,035	—	(3,242)	29,793	79,171	—	(46,549)	32,622
Subtotal	249,815	—	(18,106)	231,709	371,185	(71,993)	(62,913)	236,279
Total	$1,190,943	$—	$(162,425)	$1,028,518	$1,311,122	$(71,993)	$(198,276)	$1,040,853
(1)The cumulative goodwill impairment of approximately $72.0 million in the Beauty segment is related to goodwill associated with the Personal Care business, which was reclassified to assets held for sale.
(2)Includes the retirement and reclassification of accumulated amortization of $49.4 million related to assets associated with the Personal Care business, which were reclassified to assets held for sale.

The following tables summarize the aggregate amortization expense attributable to intangible assets recorded in SG&A in the condensed consolidated statements of income for the periods shown below, as well as our estimated amortization expense for fiscal 2021 through 2026:

(in thousands)	Three Months Ended	Nine Months Ended
November 30, 2020	$4,501	$13,527
November 30, 2019	4,790	13,129

Estimated Amortization Expense (in thousands)
Fiscal 2021	$16,751
Fiscal 2022	10,361
Fiscal 2023	10,287
Fiscal 2024	9,902
Fiscal 2025	9,281
Fiscal 2026	7,252

Note 9 - Share-Based Compensation Plans

We have equity awards outstanding under several share-based compensation plans. During the three and nine month periods ended November 30, 2020, we had the following share-based compensation activity:

•We issued 770 and 2,842 shares to non-employee members of the Board of Directors with a total grant date fair value of $0.1 million and $0.5 million, respectively, and average share prices of $207.98 and $184.56, respectively.

•We granted time-vested restricted stock units (“RSUs”) that may be settled for 39 and 2,747 shares of common stock, respectively. The RSUs have a weighted average grant price of $200.00 and $170.69 per share, respectively, for a total award fair value at date of grant of an insignificant amount and $0.5 million, respectively.

•We granted time-vested restricted stock awards (“RSAs”) that may vest for 4,171 and 42,143 shares of common stock, respectively. The RSAs have a weighted average grant price of $199.39 and $174.03 per share, respectively, for a total award fair value at date of grant of $0.8 million and $7.3 million, respectively.

•There were no grants of performance-based stock units (“PSUs”) during the three months ended November 30, 2020. During the nine months ended November 30, 2020, we granted PSUs that may be settled for 4,970 shares of common stock at target. The PSUs have a weighted average grant price of $170.27 per share, for a total award fair value at date of grant of $0.8 million.

•There were no grants of performance-based restricted stock awards (“PSAs”) during the three months ended November 30, 2020. During the nine months ended November 30, 2020, we granted PSAs that may vest for 86,004 shares of common stock at target. The PSAs have a weighted average grant price of $170.27 per share, for a total award fair value at date of grant of $14.6 million.

•RSUs for 18,196 and 64,948 shares vested, respectively, with a total fair value at settlement of $3.6 million and $11.3 million, respectively, and average share prices of $195.29 and $173.33, respectively.

•RSAs for 605 and 7,929 shares vested, respectively, with a total fair value at settlement of $0.1 million and $1.4 million, respectively, and average share prices of $201.29 and $174.75, respectively.

•There were no PSUs that vested and settled during the three months ended November 30, 2020. During the nine months ended November 30, 2020, PSUs for 112,720 shares vested and settled, with a total settlement date fair value of $18.6 million, and an average share price of $164.58.

•Employees exercised stock options to purchase 850 shares and 13,540 shares of common stock, respectively.

•There were 12,264 and 26,830 purchases of common stock, respectively, under the employee stock purchase plan at an average price of $139.88 and $134.78 per share, respectively.

We recorded the following share-based compensation expense in SG&A for the periods shown below:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands, except per share data)	2020	2019	2020	2019
Stock options	$3	$21	$18	$172
Directors stock compensation	161	140	525	421
Performance based and other stock awards	6,084	4,138	19,134	17,366
Employee stock purchase plan	491	459	977	784
Share-based compensation expense	6,739	4,758	20,654	18,743
Less income tax benefits	(403)	(343)	(1,406)	(1,434)
Share-based compensation expense, net of income tax benefits	$6,336	$4,415	$19,248	$17,309

Impact of share-based compensation on EPS:
Basic	$0.25	$0.18	$0.76	$0.69
Diluted	$0.25	$0.17	$0.76	$0.68

Note 10 - Repurchase of Helen of Troy Common Stock

In May 2019, we announced that our Board of Directors authorized the repurchase of up to $400 million of our outstanding common stock. The authorization was effective May 8, 2019 for a period of three years and replaced our previous repurchase authorization, of which approximately $107.4 million remained. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. As of November 30, 2020, our repurchase authorization allowed for the purchase of $190.0 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Common stock repurchased on the open market:
Number of shares	960,829	—	960,829	—
Aggregate value of shares	$191,606	$—	$191,606	$—
Average price per share	$199.42	$—	$199.42	$—

Common stock received in connection with share-based compensation:
Number of shares	6,115	6,509	67,740	77,067
Aggregate value of shares	$1,194	$1,002	$11,355	$10,133
Average price per share	$195.26	$153.88	$167.63	$131.48

Note 11 - Restructuring Plan

In October 2017, we announced that we had approved a restructuring plan (referred to as “Project Refuel”) intended to improve the performance primarily in the Beauty and former Nutritional Supplements segments. Project Refuel includes a reduction-in-force and the elimination of certain contracts. We are targeting total annualized profit improvements of approximately $9.0 to $11.0 million over the duration of the plan. We estimate the plan will be completed during the first quarter of fiscal 2022, and expect to incur total restructuring charges of approximately $9.5 million over the duration of the plan. Restructuring provisions are determined based on estimates prepared at the time the restructuring actions are approved by management and are revised periodically.

An insignificant change in the estimate of pre-tax restructuring costs was recorded during the three month period ended November 30, 2020. For the nine month period ended November 30, 2020, we incurred pre-tax restructuring charges of $0.4 million. Since implementing Project Refuel, we have incurred $9.1 million of pre-tax restructuring costs as of November 30, 2020. During the three and nine month periods ended November 30, 2020, we made total cash restructuring payments of $0.2 million and $0.9 million, respectively, compared to $0.3 million and $1.8 million, respectively, for the same periods last year. Since implementing Project Refuel, we have made total cash restructuring payments of $8.9 million. We had a remaining liability of $0.2 million as of November 30, 2020.

Note 12 - Commitments and Contingencies

Legal Matters

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

On March 13, 2020, we entered into an amendment to the Credit Agreement. The amendment extended the maturity of the commitment under the Credit Agreement from December 7, 2021 to March 13, 2025. Further, the amendment increased the unsecured revolving commitment from $1.0 billion to $1.25 billion. The accordion was amended to increase it from $200 million to $300 million and to include the ability to use it for term loan commitments. The accordion permits the Company to request to increase its borrowing capacity, not to exceed the $300 million commitment in the aggregate, provided certain conditions are met, including lender approval. Any increase to term loan commitments and revolving loan commitments must be made on terms identical to the revolving loans under the Credit Agreement and must have a maturity date of no earlier than March 13, 2025. Following the amendment, borrowings under the Credit Agreement bear interest at either the base rate or LIBOR, plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.0% and 1.0% to 2.0% for base rate and LIBOR borrowings, respectively. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. We are able to repay amounts borrowed at any time without penalty.

As of November 30, 2020, the outstanding revolving loan principal balance was $426.0 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $19.2 million. For the three and nine month periods ended November 30, 2020, borrowings under the Credit Agreement incurred interest expense at rates ranging from 1.14% to 3.25% and 1.14% to 4.75%, respectively. As of November 30, 2020, the amount available for borrowings under the Credit Agreement was $804.8 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of November 30, 2020, these covenants did not limit our ability to incur $804.8 million of additional debt under the Credit Agreement.

Other Debt Agreements

As of November 30, 2020, we have an aggregate principal balance of $18.6 million (excluding prepaid financing fees) under a loan agreement (the “MBFC Loan”) with the Mississippi Business Finance Corporation (the “MBFC”), which was entered into in connection with the issuance by MBFC of taxable industrial development revenue bonds (the “Bonds”). The borrowings were used to fund construction of our Olive Branch, Mississippi distribution facility. Since March 2018, the MBFC Loan can be called by the holder at any time. The remaining loan balance is payable as follows: $1.9 million annually on March 1, 2021 and 2022; and $14.8 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

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

As of November 30, 2020, we were in compliance with all covenants as defined under the terms of the Credit Agreement and our other debt agreements.

A summary of our long-term debt including prepaid financing fees follows:

(in thousands)	November 30, 2020	February 29, 2020
MBFC Loan (1)	$18,548	$20,451
Credit Agreement (2)	421,833	318,854
Total long-term debt	440,381	339,305
Less current maturities of long-term debt	(1,884)	(1,884)
Long-term debt, excluding current maturities	$438,497	$337,421
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

At November 30, 2020 and February 29, 2020, our long-term debt has floating interest rates, and its book value approximates its fair value.

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

The following tables present the fair value of our financial assets and liabilities measured on a recurring basis as of the end of the periods shown:

	Fair Values (1)
(in thousands)	November 30, 2020	February 29, 2020
Assets:
Money market accounts	$118,559	$2,648
Interest rate swaps	—	—
Foreign currency contracts	7	2,083
Total assets	$118,566	$4,731

Liabilities:
Floating rate debt	$440,381	$339,305
Interest rate swaps	11,627	10,717
Foreign currency contracts	5,328	159
Total liabilities	$457,336	$350,181

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

Note 15 - Financial Instruments and Risk Management

Foreign Currency Risk

Our functional currency is the U.S. Dollar.  By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. During the three and nine month periods ended November 30, 2020, approximately 11% and 12%, respectively, of our net sales revenue was in foreign currencies, compared to 17% and 14%, respectively, for the same periods last year. These sales were primarily denominated in Euros, British Pounds, Canadian Dollars, and Mexican Pesos. We make most of our inventory purchases from the Far East and primarily use the U.S. Dollar for such purchases.

In our condensed consolidated statements of income, exchange gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A. During the three and nine month periods ended November 30, 2020, we recorded net exchange gains from foreign currency fluctuations, including the impact of currency hedges and the cross-currency debt swaps, of $0.4 million and $0.5 million, respectively, in SG&A compared to net foreign exchange gains of $0.6 million and $2.2 million, respectively, for the same periods last year.

We hedge against certain foreign currency exchange rate-risk by using a series of forward contracts and zero-cost collars designated as cash flow hedges and mark-to-market derivatives to protect against the foreign currency exchange risk inherent in our forecasted transactions denominated in currencies other than the U.S. Dollar. We do not enter into any forward exchange contracts or similar instruments for trading or other speculative purposes. The effective portion of the changes in fair value of these instruments is reported in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into SG&A in the same period they are settled. The ineffective portion, which is not material for any year presented, is immediately recognized in SG&A.

Interest Rate Risk

Interest on our outstanding debt as of November 30, 2020 is based on floating interest rates. If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on $225.0 million of the outstanding principal balance under the Credit Agreement, which totaled $426.0 million (excluding prepaid finance fees) as of November 30, 2020.

The following table summarizes the fair values of our derivative instruments as of the end of the periods shown:

(in thousands)	November 30, 2020
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- current
Zero-cost collar - Euro	Cash flow	02/2021	€2,000	$—	$—	$15	$—
Foreign currency contracts - sell Euro	Cash flow	02/2022	€46,000	—	—	1,758	433
Foreign currency contracts - sell Canadian Dollar	Cash flow	02/2022	$26,000	—	—	763	93
Zero-cost collar - Pound	Cash flow	02/2021	£2,000	—	—	122	—
Foreign currency contracts - sell Pound	Cash flow	02/2022	£23,790	—	—	662	266
Foreign currency contracts - sell Mexican Peso	Cash flow	02/2021	$30,000	7	—	—	—
Interest rate swaps	Cash flow	01/2024	$225,000	—	—	4,986	6,641
Subtotal				7	—	8,306	7,433

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swaps - Euro	(1)	04/2022	€6,000	—	—	—	732
Foreign currency contracts - cross-currency debt swaps - Pound	(1)	04/2022	£4,500	—	—	—	484
Subtotal				—	—	—	1,216
Total fair value				$7	$—	$8,306	$8,649

(in thousands)	February 29, 2020
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- current
Zero-cost collar - Euro	Cash flow	02/2021	€8,000	$74	$—	$—	$—
Foreign currency contracts - sell Euro	Cash flow	05/2021	€25,875	837	—	—	15
Foreign currency contracts - sell Canadian Dollar	Cash flow	02/2021	$14,000	202	—	—	—
Zero-cost collar - Pound	Cash flow	02/2021	£6,500	—	—	144	—
Foreign currency contracts - sell Pound	Cash flow	05/2021	£13,000	435	23	—	—
Foreign currency contracts - sell Mexican Peso	Cash flow	05/2020	$10,000	12	—	—	—
Interest rate swaps	Cash flow	01/2024	$225,000	—	—	3,489	7,228
Subtotal				1,560	23	3,633	7,243

Derivatives not designated under hedge accounting
Foreign currency contracts - cross-currency debt swaps - Euro	(1)	04/2020	€4,400	473	—	—	—
Foreign currency contracts - cross-currency debt swaps - Pound	(1)	04/2020	£5,000	27	—	—	—
Subtotal				500	—	—	—
Total fair value				$2,060	$23	$3,633	$7,243

(1)These are foreign currency contracts for which we have not elected hedge accounting. We refer to them as “cross-currency debt swaps”. They, in effect, adjust the currency denomination of a portion of our outstanding debt to the Euro and British Pound, as applicable, for the notional amounts reported, creating an economic hedge against currency movements.

The following table summarizes the pre-tax effect of derivative instruments for the periods shown:

	Three Months Ended November 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income			Gain (Loss) Recognized in Income
(in thousands)	2020	2019	Location	2020	2019	Location	2020	2019
Currency contracts - cash flow hedges	$1,550	$(2,739)	SG&A	$549	$(630)		$—	$—
Interest rate swaps - cash flow hedges	1,539	2,084	Interest expense	—	—	Interest expense	(1,289)	(162)
Cross-currency debt swaps - principal	—	—		—	—	SG&A	23	(389)
Cross-currency debt swaps - interest	—	—		—	—	Interest Expense	(2)	73
Total	$3,089	$(655)		$549	$(630)		$(1,268)	$(478)

	Nine Months Ended November 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income			Gain (Loss) Recognized in Income
(in thousands)	2020	2019	Location	2020	2019	Location	2020	2019
Currency contracts - cash flow hedges	$(5,653)	$(3,407)	SG&A	$(124)	$(2,840)		$—	$—
Interest rate swaps - cash flow hedges	(910)	(7,242)	Interest expense	—	—	Interest expense	(3,222)	69
Cross-currency debt swaps - principal	—	—		—	—	SG&A	(1,075)	419
Cross-currency debt swaps - interest	—	—		—	—	Interest expense	72	147
Total	$(6,563)	$(10,649)		$(124)	$(2,840)		$(4,225)	$635

We expect pre-tax losses of $8.3 million associated with foreign currency contracts and interest rate swaps currently reported in accumulated other comprehensive income, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates vary and the underlying contracts settle.

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

Note 16 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in AOCI by component and related tax effects for the periods shown:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 29, 2020	$(8,199)	$1,194	$(7,005)
Other comprehensive loss before reclassification	(910)	(5,653)	(6,563)
Amounts reclassified out of AOCI	—	124	124
Tax effects	214	945	1,159
Other comprehensive loss	(696)	(4,584)	(5,280)
Balance at November 30, 2020	$(8,895)	$(3,390)	$(12,285)

Balance at February 28, 2019	$132	$1,059	$1,191
Other comprehensive loss before reclassification	(7,242)	(3,407)	(10,649)
Amounts reclassified out of AOCI	—	2,840	2,840
Tax effects	1,680	53	1,733
Other comprehensive loss	(5,562)	(514)	(6,076)
Balance at November 30, 2019	$(5,430)	$545	$(4,885)
See Notes 13, 14 and 15 to these condensed consolidated financial statements for additional information regarding our hedging activities.
Note 17 - Segment Information
The following tables present segment information for the periods shown:

	Three Months Ended November 30, 2020
(in thousands)	Housewares	Health & Home	Beauty (1)	Total
Sales revenue, net	$222,400	$250,158	$165,179	$637,737
Restructuring charges	(12)	—	—	(12)
Operating income	37,658	30,478	32,573	100,709
Capital and intangible asset expenditures	1,375	2,441	370	4,186
Depreciation and amortization	2,371	4,106	3,042	9,519

	Three Months Ended November 30, 2019
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$183,211	$185,810	$105,716	$474,737
Restructuring charges	—	—	12	12
Operating income	42,272	24,372	12,625	79,269
Capital and intangible asset expenditures	2,272	1,917	197	4,386
Depreciation and amortization	2,263	3,740	2,757	8,760

	Nine Months Ended November 30, 2020
(in thousands)	Housewares	Health & Home	Beauty (1)	Total
Sales revenue, net	$564,891	$661,568	$362,965	$1,589,424
Restructuring charges	251	—	104	355
Operating income	106,294	95,782	54,887	256,963
Capital and intangible asset expenditures	6,912	10,346	2,165	19,423
Depreciation and amortization	6,743	12,331	8,921	27,995

	Nine Months Ended November 30, 2019
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$496,017	$499,543	$269,507	$1,265,067
Restructuring charges	90	—	971	1,061
Operating income	109,170	51,836	19,990	180,996
Capital and intangible asset expenditures	8,354	4,115	778	13,247
Depreciation and amortization	5,292	12,322	7,262	24,876

(1)The three and nine month periods ended November 30, 2020 include three and nine months of operating results for Drybar Products, respectively, which was acquired on January 23, 2020, with no comparable results in the same periods last year. For additional information regarding the Drybar Products acquisition, see Note 7 to the accompanying condensed consolidated financial statements.

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

Note 18 - Income Taxes

The period-over-period comparison of our effective tax rate is often impacted by the mix of taxable income in our various tax jurisdictions. Due to our organization in Bermuda and the ownership structure of our foreign subsidiaries, many of which are not owned directly or indirectly by a U.S. parent company, an immaterial amount of our foreign income is subject to U.S. taxation on a permanent basis under current law. Additionally, our intellectual property is largely owned by our foreign subsidiaries, resulting in proportionally higher earnings in jurisdictions with lower statutory tax rates, which decreases our overall effective tax rate. The taxable income earned in each jurisdiction, whether U.S. or foreign, is determined by the subsidiary's operating results, transfer pricing and tax regulations in the related jurisdictions.

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items.

For the three months ended November 30, 2020, income tax expense as a percentage of income before income tax was 14.0% compared to 10.3% for the same period last year. The year-over-year increase in the effective tax rate is primarily due to an increase in liabilities related to uncertain tax positions.

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

Upon the enactment of the Tax Act in fiscal 2018, there was a net operating loss on our balance sheet, which was measured using the U.S. statutory tax rate in effect prior to enactment. As a result of the Tax Act, we were required to record a one-time charge of $17.9 million in fiscal 2018, which included a charge of $9.4 million to remeasure the net operating loss at the reduced rate at which it was expected to reverse in the future. The CARES Act effectively reversed the impact of the Tax Act on our net operating loss, resulting in a corresponding tax benefit of $9.4 million recorded in the first quarter of fiscal 2021. For the nine months ended November 30, 2020, income tax expense as a percentage of income before income tax was 6.5% compared to income tax expense of 9.6% for the same period last year, primarily due to this benefit. Income tax expense for the nine months ended November 30, 2020 also includes other discrete benefits to include reductions of U.S. BEAT tax (Base Erosion and Anti-Abuse) and GILTI tax (Global Intangible Low-Tax Income), the recognition of excess tax benefits from share-based compensation settlements, and one-time benefits related to the transition of our Macau entity from offshore to onshore status, partially offset by increases in liabilities related to uncertain tax positions.

During fiscal 2017, we received an assessment from a state tax authority which adjusted taxable income applicable to the particular state resulting from interpretations of certain state income tax provisions applicable to our legal structure. During the time the dispute was ongoing, we believe we accurately reported our taxable income and vigorously protested the assessment through administrative processes with the state. During the quarter, we reached an agreement in principle to settle the $6.0 million assessment in dispute for $0.5 million. The agreement was signed on December 4, 2020.

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

The following table presents our weighted average basic and diluted shares for the periods shown:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2020	2019	2020	2019
Weighted average shares outstanding, basic	24,965	25,161	25,182	25,099
Incremental shares from share-based compensation arrangements	227	235	168	196
Weighted average shares outstanding, diluted	25,192	25,396	25,350	25,295

Anti-dilutive securities	4	134	149	217

Note 20 - Subsequent Events

On December 22, 2020, we entered into an amended and extended Trademark License Agreement with Revlon to license Revlon’s trademark for hair care appliances and tools (the “Revlon License”). The Revlon License grants us an exclusive, global, fully paid-up license to use the licensed trademark to manufacture, sell and distribute licensed merchandise in accordance with the terms of the agreement. The Revlon License has an initial term of 40 years, which will automatically renew at the end of the initial term for three consecutive additional 20-year periods unless we give notice of non-renewal. The Revlon License amends and restates the existing Revlon trademark licensing agreements entirely, and eliminates ongoing royalties we have historically paid and recognized as expense within SG&A in accordance with such agreements. In exchange for this exclusive global license, we paid a one-time, up-front license fee of $72.5 million, which will be recorded as an intangible asset at cost and amortized on a straight-line basis over a useful life of 40 years, representing the initial term. As a result of the Revlon License, we are no longer obligated to pay royalties to Revlon, and thus will not recognize royalty expense after December 22, 2020, the effective date of the Revlon License.

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

This MD&A, including the tables under the headings “Operating income, operating margin, adjusted operating income (non-GAAP) and adjusted operating margin (non-GAAP) by segment" and “Net Income, diluted EPS, adjusted income (non-GAAP), and adjusted diluted EPS (non-GAAP),” respectively, reports operating income, operating margin, net income and diluted earnings per share (“EPS”) without the impact of non-cash asset impairment charges, acquisition-related expenses, restructuring charges, tax reform, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based measures presented in our condensed consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges/benefits on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors. We further believe that including the excluded charges/benefits would not accurately reflect the underlying performance of our continuing operations for the period in which the charges/benefits are incurred, even though such charges/benefits may be incurred and reflected in our GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information. These measures are discussed further and reconciled to their applicable GAAP based measures contained in this MD&A beginning on page 40.

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

On January 23, 2020, we completed the acquisition of Drybar Products LLC (“Drybar Products”), for approximately $255.9 million in cash, subject to certain customary closing adjustments. Drybar is an innovative, trend-setting prestige hair care and styling brand in the multi-billion-dollar beauty industry. As part of the transaction, we granted a worldwide license to Drybar Holdings LLC, the owner and long-time operator of Drybar blowout salons, to use the Drybar trademark in their continued operation of Drybar salons. The salons will exclusively use, promote, and sell Drybar products globally.

Consistent with our strategy of focusing resources on our Leadership Brands, during the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our mass channel personal care business (“Personal Care”). The assets to be disposed of include intangible assets, inventory and fixed assets relating to our mass channel liquids, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium. We expect the divestiture to occur within fiscal 2021. Accordingly, we have classified the identified assets of the disposal group as held for sale.

On March 13, 2020, we entered into an amendment to our Credit Agreement with Bank of America, N.A., as administrative agent, and other lenders (as amended, the “Credit Agreement”). The amendment extended the maturity of the commitment under the Credit Agreement from December 7, 2021 to March 13, 2025. Further, the amendment increased the unsecured revolving commitment from $1.0 billion to $1.25 billion. The amount of the accordion was increased from $200 million to $300 million. The accordion permits the Company to request to increase its borrowing capacity, not to exceed the

$300 million commitment in the aggregate, provided certain conditions are met, including lender approval. Following the amendment, borrowings under the Credit Agreement bear interest at either the base rate or LIBOR, plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.0% and 1.0% to 2.0%, respectively, for base rate and LIBOR borrowings. See Note 13 to the accompanying condensed consolidated financial statements for additional information.

Subsequent to the end of the third quarter, on December 22, 2020, we entered into an amended and extended Trademark License Agreement with Revlon to license Revlon’s trademark for hair care appliances and tools (the “Revlon License”). The Revlon License grants us an exclusive, global, fully paid-up license to use the licensed trademark to manufacture, sell and distribute licensed merchandise in accordance with the terms of the agreement. The Revlon License has an initial term of 40 years, which will automatically renew at the end of the initial term for three consecutive additional 20-year periods unless we give notice of non-renewal. The Revlon License amends and restates the existing Revlon trademark licensing agreements entirely, and eliminates ongoing royalties we have historically paid and recognized as expense within SG&A in accordance with such agreements. In exchange for this exclusive global license, we paid a one-time, up-front license fee of $72.5 million, which will be recorded as an intangible asset at cost and amortized on a straight-line basis over a useful life of 40 years, representing the initial term. As a result of the Revlon License, we are no longer obligated to pay royalties to Revlon, and thus will not recognize royalty expense after December 22, 2020, the effective date of the Revlon License.

Significant Trends Impacting the Business

Potential Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) to be a pandemic. COVID-19 continues to spread throughout the United States and the world, with the continued potential for catastrophic impact. The effects of the COVID-19 pandemic have had an unfavorable impact on certain parts of our business. The impact includes the effect of temporary closures of certain customer stores, or limited hours of operation, which has resulted in materially lower store traffic. The economic impact of historic unemployment and consumer uncertainty has also resulted in reduced overall demand for our more discretionary product lines. COVID-19 has also disrupted certain parts of our supply chain, which in certain cases has limited our ability to fulfill demand. COVID-19 has favorably impacted the demand for our product lines that are more defensive, meet certain healthcare or healthy living needs, or meet the needs of consumers that are spending more time at home as a result of the pandemic. COVID-19 has also favorably impacted our online channel in a meaningful way, as brick and mortar shopping options have been limited or considered unsafe by consumers. Although the favorable impacts of COVID-19 outweighed the unfavorable impacts for the nine month period ended November 30, 2020, this situation continues to change rapidly, and additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

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

During the second quarter of fiscal 2021, we reversed a number of these temporary measures including a restoration of all wages, salaries, and director compensation to pre-COVID-19 levels. We also increased levels of investments in marketing activities, new product development and launches and capital expenditures. In the third quarter of fiscal 2021, we continued to increase the amount of these investments, and we expect to continue to further increase our investments in these areas during the fourth quarter of fiscal 2021. These investments are intended to continue progressing our Phase II transformation plan and the longer-term opportunities we see to further grow our business. In addition, during the third quarter of fiscal 2021, we reinstituted merit increases, promotions and new associate hiring.

Due to the evolving COVID-19 pandemic and related consumer demand for certain of our products, trends are emerging that may impact our ability to fulfill some orders on a timely basis or make marketing investments with an acceptable return.

We continue to see very strong demand trends in many of our product categories. In the second quarter of fiscal 2021, demand continued to outpace even recently increased supply capacity with respect to thermometry, air filtration, water filtration and various products within Housewares, which in some cases resulted in out of stocks. Demand continued to outpace our increased supply capacity during the third quarter of fiscal 2021, with respect to thermometry and various products within Housewares, which in some cases resulted in out of stocks. Additionally, surges in demand and shifts in shopping patterns related to COVID-19 have strained the U.S. freight network, which is resulting in carrier-imposed capacity restrictions and carrier delays. The demand surge for the OXO brand, in combination with carrier delays, caused order flow to outpace shipping capacity in our distribution center at certain times during the second and third quarters of fiscal 2021. These factors may impact our ability to fulfill some orders on a timely basis.

These trends can also limit our ability to make marketing expenditures with an adequate return on investment. In certain categories, where macro-trends like COVID-19 are driving demand significantly higher than historical levels or in situations where supply or distribution is capacity constrained, we believe that driving additional demand through incremental marketing activities could compound potential shipment delays or out of stocks. In these situations, currently planned marketing investments designed to drive incremental short-term demand would not be made.

These trends and potential impacts could therefore materially and adversely affect our business, financial condition, cash flows and results of operations.

Potential Impact of Tariffs
During fiscal 2019 and 2020, the Office of the U.S. Trade Representative (“USTR”) imposed, and in certain cases subsequently reduced or removed, additional tariffs on products imported from China. We purchase a high concentration of our products from unaffiliated manufacturers located in China. This concentration exposes us to risks associated with doing business globally, including changes in tariffs. Any alteration of trade agreements and terms between China and the United States, including limiting trade with China, imposing additional tariffs on imports from China and potentially imposing other restrictions on exports from China to the United States may result in further and/or higher tariffs or retaliatory trade measures by China. Furthermore, we have been somewhat successful in obtaining tariff exclusions from the USTR on certain products that we import. These exclusions generally expire after a certain period of time and must be re-approved by the USTR, otherwise higher tariffs will be assessed on our products upon expiration of the exclusions. All of these factors could have a material adverse effect on our business and results of operations.

Foreign Currency Exchange Rate Fluctuations
Due to the nature of our operations, we have exposure to the impact of fluctuations in exchange rates from transactions that are denominated in a currency other than our reporting currency (the U.S. Dollar). The most significant currencies affecting our operating results are the British Pound, Euro, Canadian Dollar, and Mexican Peso.

For the three months ended November 30, 2020, changes in foreign currency exchange rates had a favorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $1.7 million, or 0.4%, compared to an unfavorable impact of $2.3 million, or 0.5% for the same period last year. For the nine months ended November 30, 2020, changes in foreign currency exchange rates had an unfavorable year-over-year impact on consolidated U.S. dollar reported net sales revenue of approximately $3.2 million, or 0.3%, compared to an unfavorable impact of $6.8 million, or 0.6% for the same period last year.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 80% of our net sales were from U.S. shipments for the three months ended November 30, 2020 and 2019. For both the nine month periods ended November 30, 2020 and 2019, U.S. shipments were approximately 79% of our net sales.

Our concentration of sales reflects the evolution of consumer shopping preferences to online or multichannel shopping experiences. For the three and nine month periods ended November 30, 2020, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 24% and 25%, respectively, of our total consolidated net sales revenue, and grew approximately 34% and 33%, respectively, over the same periods last year.

For both the three and nine month periods ended November 30, 2019, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 24% of our total consolidated net sales revenue, and grew approximately 30% and 28%, respectively, over the same periods last year.

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

	Three Months Ended November 30,				% of Sales Revenue, net
(in thousands)	2020 (1)	2019	$ Change	% Change	2020	2019
Sales revenue by segment, net
Housewares	$222,400	$183,211	$39,189	21.4%	34.9%	38.6%
Health & Home	250,158	185,810	64,348	34.6%	39.2%	39.1%
Beauty	165,179	105,716	59,463	56.2%	25.9%	22.3%
Total sales revenue, net	637,737	474,737	163,000	34.3%	100.0%	100.0%
Cost of goods sold	350,410	264,764	85,646	32.3%	54.9%	55.8%
Gross profit	287,327	209,973	77,354	36.8%	45.1%	44.2%
Selling, general and administrative expense (“SG&A”)	186,630	130,692	55,938	42.8%	29.3%	27.5%
Restructuring charges	(12)	12	(24)	*	—%	—%
Operating income	100,709	79,269	21,440	27.0%	15.8%	16.7%
Non-operating income, net	93	92	1	1.1%	—%	—%
Interest expense	(2,926)	(2,767)	(159)	5.7%	(0.5)%	(0.6)%
Income before income tax	97,876	76,594	21,282	27.8%	15.3%	16.1%
Income tax expense	13,721	7,895	5,826	73.8%	2.2%	1.7%
Net income	$84,155	$68,699	$15,456	22.5%	13.2%	14.5%

	Nine Months Ended November 30,				% of Sales Revenue, net
(in thousands)	2020 (1)	2019	$ Change	% Change	2020	2019
Sales revenue by segment, net
Housewares	$564,891	$496,017	$68,874	13.9%	35.6%	39.2%
Health & Home	661,568	499,543	162,025	32.4%	41.6%	39.5%
Beauty	362,965	269,507	93,458	34.7%	22.8%	21.3%
Total sales revenue, net	1,589,424	1,265,067	324,357	25.6%	100.0%	100.0%
Cost of goods sold	892,460	723,216	169,244	23.4%	56.1%	57.2%
Gross profit	696,964	541,851	155,113	28.6%	43.9%	42.8%
SG&A	439,646	359,794	79,852	22.2%	27.7%	28.4%
Restructuring charges	355	1,061	(706)	(66.5)%	—%	0.1%
Operating income	256,963	180,996	75,967	42.0%	16.2%	14.3%
Non-operating income, net	440	313	127	40.6%	—%	—%
Interest expense	(9,568)	(9,291)	(277)	3.0%	(0.6)%	(0.7)%
Income before income tax	247,835	172,018	75,817	44.1%	15.6%	13.6%
Income tax expense	16,061	16,530	(469)	(2.8)%	1.0%	1.3%
Net income	$231,774	$155,488	$76,286	49.1%	14.6%	12.3%

(1)The three and nine month periods ended November 30, 2020 include three and nine months of operating results for Drybar Products, respectively, which was acquired on January 23, 2020, with no comparable results in the same periods last year. For additional information regarding the Drybar Products acquisition, see Note 7 to the accompanying condensed consolidated financial statements.

* Calculation is not meaningful.

Third Quarter Fiscal 2021 Financial Results

•Consolidated net sales revenue increased 34.3%, or $163.0 million, to $637.7 million for the three months ended November 30, 2020, compared to $474.7 million for the same period last year.

•Consolidated operating income increased 27.0%, or $21.4 million, to $100.7 million for the three months ended November 30, 2020, compared to $79.3 million for the same period last year. Consolidated operating margin decreased 0.9 percentage points to 15.8% of consolidated net sales revenue for the three months ended November 30, 2020, compared to 16.7% for the same period last year.

•Consolidated adjusted operating income increased 24.0%, or $21.6 million, to $111.9 million for the three months ended November 30, 2020, compared to $90.3 million for the same period last year. Consolidated adjusted operating margin decreased 1.4 percentage points to 17.6% of consolidated net sales revenue for the three months ended November 30, 2020, compared to 19.0% for the same period last year.

•Net income increased 22.5%, or $15.5 million, to $84.2 million for the three months ended November 30, 2020, compared to $68.7 million for the same period last year. Diluted EPS increased 23.2% to $3.34 for the three months ended November 30, 2020, compared to $2.71 for the same period last year.

•Adjusted income increased 19.8%, or $15.7 million, to $94.8 million for the three months ended November 30, 2020, compared to $79.1 million for the same period last year. Adjusted diluted EPS increased 20.5% to $3.76 for the three months ended November 30, 2020, compared to $3.12 for the same period last year.

Year-To-Date Fiscal 2021 Financial Results

•Consolidated net sales revenue increased 25.6%, or $324.4 million, to $1,589.4 million for the nine months ended November 30, 2020, compared to $1,265.1 million for the same period last year.

•Consolidated operating income increased 42.0%, or $76.0 million, to $257.0 million for the nine months ended November 30, 2020, compared to $181.0 million for the same period last year. Consolidated operating margin increased 1.9 percentage points to 16.2% of consolidated net sales revenue for the nine months ended November 30, 2020, compared to 14.3% for the same period last year.

•Consolidated adjusted operating income increased 35.3%, or $76.1 million, to $291.5 million for the nine months ended November 30, 2020, compared to $215.4 million for the same period last year. Consolidated adjusted operating margin increased 1.3 percentage points to 18.3% of consolidated net sales revenue for the nine months ended November 30, 2020, compared to 17.0% for the same period last year.

•Net income increased 49.1%, or $76.3 million, to $231.8 million for the nine months ended November 30, 2020, compared to $155.5 million for the same period last year. Diluted EPS increased 48.6% to $9.14 for the nine months ended November 30, 2020, compared to $6.15 for the same period last year.

•Adjusted income increased 35.8%, or $67.1 million, to $254.9 million for the nine months ended November 30, 2020, compared to $187.8 million for the same period last year. Adjusted diluted EPS increased 35.4% to $10.05 for the nine months ended November 30, 2020, compared to $7.42 for the same period last year.

Consolidated and Segment Net Sales Revenue

The following tables summarize the impact that Organic business, foreign currency, and acquisitions had on our net sales revenue by segment:

	Three Months Ended November 30,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2020 sales revenue, net	$183,211	$185,810	$105,716	$474,737
Organic business (1)	38,836	62,887	42,072	143,795
Impact of foreign currency	353	1,461	(110)	1,704
Acquisition (2)	—	—	17,501	17,501
Change in sales revenue, net	39,189	64,348	59,463	163,000
Fiscal 2021 sales revenue, net	$222,400	$250,158	$165,179	$637,737

Total net sales revenue growth (decline)	21.4%	34.6%	56.2%	34.3%
Organic business	21.2%	33.8%	39.8%	30.3%
Impact of foreign currency	0.2%	0.8%	(0.1)%	0.4%
Acquisition	—%	—%	16.6%	3.7%

	Nine Months Ended November 30,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2020 sales revenue, net	$496,017	$499,543	$269,507	$1,265,067
Organic business (1)	68,803	162,138	60,946	291,887
Impact of foreign currency	71	(113)	(3,121)	(3,163)
Acquisition (2)	—	—	35,633	35,633
Change in sales revenue, net	68,874	162,025	93,458	324,357
Fiscal 2021 sales revenue, net	$564,891	$661,568	$362,965	$1,589,424

Total net sales revenue growth (decline)	13.9%	32.4%	34.7%	25.6%
Organic business	13.9%	32.5%	22.6%	23.1%
Impact of foreign currency	—%	—%	(1.2)%	(0.3)%
Acquisition	—%	—%	13.2%	2.8%

(1)Previously referred to as “Core” business, as described below.

(2)The three and nine month periods ended November 30, 2020 include three and nine months of net sales revenue for Drybar Products, respectively, which was acquired on January 23, 2020, with no comparable results in the same periods last year. For additional information on the Drybar Products acquisition, see Note 7 to the accompanying condensed consolidated financial statements.

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

The following tables summarize the impact that Core and Non-Core (Personal Care) business had on our net sales revenue by segment:

	Three Months Ended November 30,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2020 sales revenue, net	$183,211	$185,810	$105,716	$474,737
Core business (1)	39,189	64,348	63,487	167,024
Non-Core business (Personal Care)	—	—	(4,024)	(4,024)
Change in sales revenue, net	39,189	64,348	59,463	163,000
Fiscal 2021 sales revenue, net	$222,400	$250,158	$165,179	$637,737

Total net sales revenue growth (decline)	21.4%	34.6%	56.2%	34.3%
Core business	21.4%	34.6%	60.1%	35.2%
Non-Core business (Personal Care)	—%	—%	(3.8)%	(0.8)%

	Nine Months Ended November 30,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2020 sales revenue, net	$496,017	$499,543	$269,507	$1,265,067
Core business (1)	68,874	162,025	102,642	333,541
Non-Core business (Personal Care)	—	—	(9,184)	(9,184)
Change in sales revenue, net	68,874	162,025	93,458	324,357
Fiscal 2021 sales revenue, net	$564,891	$661,568	$362,965	$1,589,424

Total net sales revenue growth (decline)	13.9%	32.4%	34.7%	25.6%
Core business	13.9%	32.4%	38.1%	26.4%
Non-Core business (Personal Care)	—%	—%	(3.4)%	(0.7)%

(1)The three and nine month periods ended November 30, 2020 include three and nine months of net sales revenue for Drybar Products, respectively, which was acquired on January 23, 2020, with no comparable results for the same period last year. For additional information on the Drybar Products acquisition, see Note 7 to the accompanying condensed consolidated financial statements.

Leadership Brand and Other Net Sales Revenue

The following tables summarize our Leadership Brand and other net sales revenue:

	Three Months Ended November 30,
(in thousands)	2020	2019	$ Change	% Change
Leadership Brand sales revenue, net (1)	$508,210	$379,604	$128,606	33.9%
All other sales revenue, net	129,527	95,133	34,394	36.2%
Total sales revenue, net	$637,737	$474,737	$163,000	34.3%

	Nine Months Ended November 30,
(in thousands)	2020	2019	$ Change	% Change
Leadership Brand sales revenue, net (1)	$1,288,614	$1,012,346	$276,268	27.3%
All other sales revenue, net	300,810	252,721	48,089	19.0%
Total sales revenue, net	$1,589,424	$1,265,067	$324,357	25.6%

(1)The three and nine month periods ended November 30, 2020 include three and nine months of net sales revenue for Drybar Products, respectively, which was acquired on January 23, 2020, with no comparable results for the same period last year. For additional information on the Drybar Products acquisition, see Note 7 to the accompanying condensed consolidated financial statements.

Consolidated Net Sales Revenue

Comparison of Third Quarter Fiscal 2021 to Third Quarter Fiscal 2020
Consolidated net sales revenue increased $163.0 million, or 34.3%, to $637.7 million, compared to $474.7 million. The growth was driven by an Organic business increase of $143.8 million, or 30.3%, primarily reflecting:
•growth in consolidated brick and mortar sales;
•growth in consolidated online sales; and
•an increase in consolidated international sales.

The Drybar Products acquisition also contributed $17.5 million, or 3.7% to consolidated net sales revenue growth.

These factors were partially offset by reduced store traffic at certain retail brick and mortar stores, a soft back to school season due to COVID-19 related school closures and a net sales revenue decline in Non-Core business.

Net sales revenue from our Leadership Brands was $508.2 million, compared to $379.6 million for the same period last year, representing growth of 33.9%.

Comparison of First Nine Months of Fiscal 2021 to First Nine Months of Fiscal 2020
Consolidated net sales revenue increased $324.4 million, or 25.6%, to $1,589.4 million, compared to $1,265.1 million. The growth was driven by an Organic business increase of $291.9 million, or 23.1%, primarily reflecting:
•growth in consolidated online sales;
•an increase in consolidated international sales; and
•an increase in consolidated brick and mortar sales.

The Drybar Products acquisition also contributed $35.6 million, or 2.8% to consolidated net sales revenue growth.

These factors were partially offset by:
•the impact of COVID-19 related store closures, during the first and second quarters of fiscal 2021, and the related reduction in store traffic at certain retail customers;
•a soft back to school season due to COVID-19 related school closures;
•a net sales revenue decline in Non-Core business; and
•the unfavorable impact from net foreign currency fluctuations of approximately $3.2 million, or 0.3%.

Net sales revenue from our Leadership Brands was $1,288.6 million compared to $1,012.3 million for the same period last year, representing growth of 27.3%.

Segment Net Sales Revenue

Housewares

Comparison of Third Quarter Fiscal 2021 to Third Quarter Fiscal 2020
Net sales revenue increased $39.2 million, or 21.4%, to $222.4 million, compared to $183.2 million. Growth was driven by an Organic business increase of $38.8 million, or 21.2%, primarily due to:
•higher demand for OXO brand products as consumers spent more time at home cooking, cleaning, organizing and pantry loading in response to COVID-19, which resulted in increases in both brick and mortar and online sales for the OXO brand; and
•growth in international sales.

These factors were partially offset by:
•the COVID-19 related impact of reduced store traffic at certain retail brick and mortar stores;
•a soft back-to-school season due to COVID-19 and increased competitive activity primarily impacting the Hydro Flask brand; and
•lower closeout channel sales.

Comparison of First Nine Months of Fiscal 2021 to First Nine Months of Fiscal 2020
Net sales revenue increased $68.9 million, or 13.9%, to $564.9 million, compared to $496.0 million. Growth was driven by an Organic business increase of $68.8 million, or 13.9%, primarily due to:
•higher demand for OXO brand products as consumers spent more time at home cooking, cleaning, organizing and pantry loading in response to COVID-19, which resulted in increases in both online and brick and mortar sales for the OXO brand;
•higher sales in the club channel;
•growth in international sales; and
•new product introductions.

These factors were partially offset by:
•the COVID-19 related impact of certain retail brick and mortar store closures and reduced store traffic on the Hydro Flask and OXO brands;
•a soft back-to-school season due to COVID-19 and increased competitive activity primarily impacting the Hydro Flask brand; and
•lower closeout channel sales.

Health & Home

Comparison of Third Quarter Fiscal 2021 to Third Quarter Fiscal 2020
Net sales revenue increased $64.3 million, or 34.6%, to $250.2 million, compared to $185.8 million. The increase was driven by an Organic business increase of $62.9 million, or 33.8%, primarily due to strong consumer demand for healthcare and healthy living products in domestic and international markets, primarily in thermometry and air purification, in both brick and mortar and online channels, mainly attributable to COVID-19.

These factors were partially offset by declines in non-strategic categories.

Comparison of First Nine Months of Fiscal 2021 to First Nine Months of Fiscal 2020
Net sales revenue increased $162.0 million, or 32.4%, to $661.6 million, compared to $499.5 million. The increase was primarily driven by an Organic business increase of $162.1 million, or 32.5%, primarily due to strong consumer demand for healthcare and healthy living products in domestic and international markets, in both brick and mortar and online channels, mainly attributable to COVID-19, and air purifier demand further driven by greater wildfire activity on the west coast of the United States.

These factors were partially offset by declines in non-strategic categories.

Beauty

Comparison of Third Quarter Fiscal 2021 to Third Quarter Fiscal 2020
Net sales revenue increased $59.5 million, or 56.2%, to $165.2 million, compared to $105.7 million. The increase was driven by an Organic business increase of $42.1 million, or 39.8%, as well as the net sales revenue contribution of $17.5 million, or 16.6% growth, from the acquisition of Drybar Products. The Organic business increase primarily reflects:
•growth in the appliance category in both online and brick and mortar channels driven by the strength of the One-Step family of products;
•a shift to greater and more aggressive early season retail holiday promotions during the third quarter;
•expanded distribution, primarily in the club channel; and
•an increase in international sales.

These factors were partially offset by reduced store traffic at certain retail brick and mortar stores due to COVID-19 and a net sales revenue decline in Non-Core business.

Comparison of First Nine Months of Fiscal 2021 to First Nine Months of Fiscal 2020
Net sales revenue increased $93.5 million, or 34.7%, to $363.0 million, compared to $269.5 million. The increase was driven by an Organic business increase of $60.9 million, or 22.6%, as well as the net sales revenue contribution of $35.6 million, or 13.2% growth, from the acquisition of Drybar Products. The Organic business increase primarily reflects:
•growth in the appliance category driven by strength of the One-Step family of products;
•a shift to greater and more aggressive early season retail holiday promotions during the third quarter;
•expanded distribution, primarily in the club channel; and
•an increase in international sales.

These factors were partially offset by:
•a net sales revenue decline in Non-Core business;
•the closure of key domestic customers, lower brick and mortar store traffic, and lower overall discretionary demand primarily in the first quarter of fiscal 2021 due to high unemployment and consumer uncertainty as a result of COVID-19; and
•the unfavorable impact of net foreign currency fluctuations of approximately $3.1 million, or 1.2%.

Consolidated Gross Profit Margin

Comparison of Third Quarter Fiscal 2021 to Third Quarter Fiscal 2020
Consolidated gross profit margin increased 0.9 percentage points to 45.1%, compared to 44.2%. The increase in consolidated gross profit margin was primarily due to:
•a favorable product mix within Health & Home and the Organic Beauty business;
•the favorable impact of the Drybar Products acquisition; and
•a favorable channel mix within the Housewares segment.

These factors were partially offset by higher inbound freight expense and an unfavorable product mix in the Housewares segment.

Comparison of First Nine Months of Fiscal 2021 to First Nine Months of Fiscal 2020
Consolidated gross profit margin increased 1.1 percentage points to 43.9%, compared to 42.8%. The increase in consolidated gross profit margin was primarily due to:
•a favorable product mix within Health & Home and the Organic Beauty business;
•the favorable impact of the Drybar Products acquisition; and
•a favorable channel mix within the Housewares segment.

These factors were partially offset by an unfavorable product mix in the Housewares segment and the unfavorable comparative impact of tariff exclusion refunds received in the prior year period.

Consolidated SG&A

Comparison of Third Quarter Fiscal 2021 to Third Quarter Fiscal 2020
Consolidated SG&A ratio increased 1.8 percentage points to 29.3%, compared to 27.5%. The increase in the consolidated SG&A ratio was primarily due to:
•increased marketing expense;
•increased freight and distribution expense;
•higher royalty expense;
•increased legal and other professional fees; and
•higher bad debt expense.

These factors were partially offset by:
•the impact that higher overall net sales revenue had on net operating leverage;
•travel expense reductions due to COVID-19; and
•the favorable comparative impact of acquisition-related expenses for the purchase of Drybar Products incurred in the prior year period.

Comparison of First Nine Months of Fiscal 2021 to First Nine Months of Fiscal 2020
Consolidated SG&A ratio decreased 0.7 percentage points to 27.7%, compared to 28.4%. The decrease in the consolidated SG&A ratio was primarily due to:
•the impact that higher overall net sales revenue had on net operating leverage;
•lower marketing and personnel expenses as a percentage of sales due to COVID-19 cost reduction initiatives that were in place during the first half of fiscal 2021; and
•travel expense reductions due to COVID-19.

These factors were partially offset by:
•increased freight and distribution expense;
•increased legal and other professional fees;
•increased customer chargeback activity;
•higher performance-based annual and long-term incentive compensation expense; and
•higher bad debt expense.

Restructuring Charges

Comparison of Third Quarter Fiscal 2021 to Third Quarter Fiscal 2020
An insignificant amount of pre-tax restructuring costs were recorded for the three month periods ended November 30, 2020 and 2019.

Comparison of First Nine Months of Fiscal 2021 to First Nine Months of Fiscal 2020
During the nine months ended November 30, 2020 and 2019, we incurred $0.4 million and $1.1 million, respectively, of pre-tax restructuring charges related primarily to employee severance and termination benefits and contract termination costs.

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

	Three Months Ended November 30, 2020
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$37,658	16.9%	$30,478	12.2%	$32,573	19.7%	$100,709	15.8%
Restructuring charges	(12)	—%	—	—%	—	—%	(12)	—%
Subtotal	37,646	16.9%	30,478	12.2%	32,573	19.7%	100,697	15.8%
Amortization of intangible assets	523	0.2%	2,454	1.0%	1,524	1.0%	4,501	0.7%
Non-cash share-based compensation	2,712	1.2%	2,359	0.9%	1,668	1.0%	6,739	1.1%
Adjusted operating income (non-GAAP)	$40,881	18.4%	$35,291	14.1%	$35,765	21.7%	$111,937	17.6%

	Three Months Ended November 30, 2019
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$42,272	23.1%	$24,372	13.1%	$12,625	11.9%	$79,269	16.7%
Acquisition-related expenses	—	—%	—	—%	1,475	1.4%	1,475	0.3%
Restructuring charges	—	—%	—	—%	12	—%	12	—%
Subtotal	42,272	23.1%	24,372	13.1%	14,112	13.3%	80,756	17.0%
Amortization of intangible assets	815	0.4%	2,492	1.3%	1,483	1.4%	4,790	1.0%
Non-cash share-based compensation	1,510	0.8%	1,946	1.0%	1,302	1.2%	4,758	1.0%
Adjusted operating income (non-GAAP)	$44,597	24.3%	$28,810	15.5%	$16,897	16.0%	$90,304	19.0%

	Nine Months Ended November 30, 2020
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$106,294	18.8%	$95,782	14.5%	$54,887	15.1%	$256,963	16.2%
Restructuring charges	251	—%	—	—%	104	—%	355	—%
Subtotal	106,545	18.9%	95,782	14.5%	54,991	15.2%	257,318	16.2%
Amortization of intangible assets	1,541	0.3%	7,415	1.1%	4,571	1.3%	13,527	0.9%
Non-cash share-based compensation	8,024	1.4%	7,166	1.1%	5,464	1.5%	20,654	1.3%
Adjusted operating income (non-GAAP)	$116,110	20.6%	$110,363	16.7%	$65,026	17.9%	$291,499	18.3%

	Nine Months Ended November 30, 2019
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$109,170	22.0%	$51,836	10.4%	$19,990	7.4%	$180,996	14.3%
Acquisition-related expenses	—	—%	—	—%	1,475	0.5%	1,475	0.1%
Restructuring charges	90	—%	—	—%	971	0.4%	1,061	0.1%
Subtotal	109,260	22.0%	51,836	10.4%	22,436	8.3%	183,532	14.5%
Amortization of intangible assets	1,512	0.3%	8,088	1.6%	3,529	1.3%	13,129	1.0%
Non-cash share-based compensation	5,853	1.2%	7,839	1.6%	5,051	1.9%	18,743	1.5%
Adjusted operating income (non-GAAP)	$116,625	23.5%	$67,763	13.6%	$31,016	11.5%	$215,404	17.0%

Consolidated Operating Income

Comparison of Third Quarter Fiscal 2021 to Third Quarter Fiscal 2020
Consolidated operating income was $100.7 million, or 15.8% of net sales revenue, compared to $79.3 million, or 16.7% of net sales revenue. The decrease in consolidated operating margin was primarily driven by the following factors:
•increased marketing expense;
•increased freight and distribution expense;
•an unfavorable product mix in the Housewares segment;
•higher royalty expense;
•increased legal and other professional fees; and
•higher bad debt expense.

These factors were partially offset by:
•the favorable impact that higher overall net sales revenue had on operating leverage;
•a favorable product mix within Health & Home and the Organic Beauty business;
•a favorable channel mix within the Housewares segment;
•travel expense reductions due to COVID-19; and
•the favorable comparative impact of acquisition-related expenses for the purchase of Drybar Products incurred in the prior year period.

Consolidated adjusted operating income increased 24.0% to $111.9 million, or 17.6% of net sales revenue, compared to $90.3 million, or 19.0% of net sales revenue.

Comparison of First Nine Months of Fiscal 2021 to First Nine Months of Fiscal 2020
Consolidated operating income was $257.0 million, or 16.2% of net sales revenue, compared to $181.0 million, or 14.3% of net sales revenue.  The increase in consolidated operating margin was primarily driven by the following factors:
•the favorable impact that higher overall net sales revenue had on operating leverage;
•a favorable product mix within Health & Home and the Organic Beauty business;
•a favorable channel mix within the Housewares segment;
•lower marketing and personnel expenses as a percentage of sales due to COVID-19 cost reduction initiatives that were in place during the first half of fiscal 2021;
•travel expense reductions due to COVID-19; and
•the favorable comparative impact of acquisition-related expenses for the purchase of Drybar Products incurred in the prior year period.

These factors were partially offset by:
•an unfavorable product mix in the Housewares segment;
•the unfavorable comparative impact of tariff exclusion refunds received in the prior year period;
•increased freight and distribution expense;
•increased customer chargeback activity;
•higher performance-based annual and long-term incentive compensation expense; and
•higher bad debt expense.

Consolidated adjusted operating income increased 35.3% to $291.5 million, or 18.3% of net sales revenue, compared to $215.4 million, or 17.0% of net sales revenue.

Housewares

Comparison of Third Quarter Fiscal 2021 to Third Quarter Fiscal 2020
Operating income was $37.7 million, or 16.9% of segment net sales revenue, compared to $42.3 million, or 23.1% of segment net sales revenue. The 6.2 percentage point decrease in segment operating margin was primarily due to:
•a less favorable product mix;
•increased freight and distribution expense to support strong demand;
•increased marketing expense;
•higher royalty expense; and
•increased legal and other professional fees.

These factors were partially offset by:
•the favorable impact that higher overall net sales revenue had on operating leverage;
•a more favorable channel mix; and
•travel expense reductions due to COVID-19.

Adjusted operating income decreased 8.3% to $40.9 million, or 18.4% of segment net sales revenue, compared to $44.6 million, or 24.3% of segment net sales revenue.

Comparison of First Nine Months of Fiscal 2021 to First Nine Months of Fiscal 2020
Operating income was $106.3 million, or 18.8% of segment net sales revenue, compared to $109.2 million, or 22.0% of segment net sales revenue. The 3.2 percentage point decrease in segment operating margin was primarily due to:
•a less favorable product mix;
•higher freight and distribution expense to support strong demand;
•increased marketing expense; and
•increased customer chargeback activity.

These factors were partially offset by:
•the favorable impact that higher overall net sales revenue had on operating leverage;
•a more favorable channel mix;
•lower personnel expense as a percentage of sales due to COVID-19 cost reduction initiatives that were in place during the first half of fiscal 2021; and
•travel expense reductions due to COVID-19.

Adjusted operating income decreased 0.4% to $116.1 million, or 20.6% of segment net sales revenue, compared to $116.6 million, or 23.5% of segment net sales revenue.

Health & Home

Comparison of Third Quarter Fiscal 2021 to Third Quarter Fiscal 2020
Operating income was $30.5 million, or 12.2% of segment net sales revenue, compared to $24.4 million, or 13.1% of segment net sales revenue. The 0.9 percentage point decrease in segment operating margin was primarily due to:
•increased marketing expense;
•higher performance-based annual incentive compensation expense;
•higher royalty expense; and
•the unfavorable impact of foreign currency exchange and forward contract settlements year-over-year.

These factors were partially offset by:
•the favorable impact that higher overall net sales revenue had on operating leverage; and
•the impact of a more favorable product mix.

Adjusted operating income increased 22.5% to $35.3 million, or 14.1% of segment net sales revenue, compared to $28.8 million, or 15.5% of segment net sales revenue.

Comparison of First Nine Months of Fiscal 2021 to First Nine Months of Fiscal 2020
Operating income was $95.8 million, or 14.5% of segment net sales revenue, compared to $51.8 million, or 10.4% of segment net sales revenue. The 4.1 percentage point increase in segment operating margin was primarily due to the favorable impact that higher overall net sales revenue had on operating leverage, lower personnel and marketing expenses as a percentage of sales due to COVID-19 cost reduction initiatives in place during the first half of fiscal 2021, and the impact of a more favorable product mix.

These factors were partially offset by:
•the unfavorable comparative impact of tariff exclusion refunds received in the prior year period;
•higher performance-based annual incentive compensation expense;
•increased customer chargeback activity;
•higher royalty expense; and
•higher freight and distribution expense to support increased retail customer shipments.

Adjusted operating income increased 62.9% to $110.4 million, or 16.7% of segment net sales revenue, compared to $67.8 million, or 13.6% of segment net sales revenue.

Beauty

Comparison of Third Quarter Fiscal 2021 to Third Quarter Fiscal 2020
Operating income was $32.6 million, or 19.7% of segment net sales revenue, compared to $12.6 million, or 11.9% of segment net sales revenue. The 7.8 percentage point increase in segment operating margin was primarily due to:
•the favorable impact that higher overall net sales revenue had on operating leverage;
•the margin impact of a more favorable product mix;
•the favorable comparative impact of acquisition-related expenses for the purchase of Drybar Products incurred in the prior year period; and
•travel expense reductions due to COVID-19.

These factors were partially offset by:
•higher personnel expense related to the acquisition of Drybar Products;
•increased marketing expense;
•higher performance-based annual incentive compensation expense;
•higher bad debt expense; and
•higher legal and other professional fees.

Adjusted operating income increased 111.7% to $35.8 million, or 21.7% of segment net sales revenue, compared to $16.9 million, or 16.0% of segment net sales revenue.

Comparison of First Nine Months of Fiscal 2021 to First Nine Months of Fiscal 2020
Operating income was $54.9 million, or 15.1% of segment net sales revenue, compared to $20.0 million, or 7.4% of segment net sales revenue. The 7.7 percentage point increase in segment operating margin was primarily due to:
•the favorable impact that higher overall net sales revenue had on operating leverage;
•the margin impact of a more favorable product mix;
•the favorable comparative impact of acquisition-related expenses related to the purchase of Drybar Products incurred in the prior year period;
•lower personnel expense as a percentage of sales due to COVID-19 cost reduction initiatives that were in place during the first half of fiscal 2021; and
•travel expense reductions due to COVID-19.

These factors were partially offset by:
•higher personnel expense related to the acquisition of Drybar Products;
•higher performance-based annual incentive compensation expense;
•higher legal and other professional fees;
•increased marketing expense; and
•higher bad debt expense.

Adjusted operating income increased 109.7% to $65.0 million, or 17.9% of segment net sales revenue, compared to $31.0 million, or 11.5% of segment net sales revenue.

Interest Expense

Comparison of Third Quarter Fiscal 2021 to Third Quarter Fiscal 2020
Interest expense was $2.9 million, compared to $2.8 million. The increase in interest expense was primarily due to higher average levels of debt outstanding compared to the same period last year, partially offset by lower average interest rates.

Comparison of First Nine Months of Fiscal 2021 to First Nine Months of Fiscal 2020
Interest expense was $9.6 million, compared to $9.3 million. The increase in interest expense was primarily due to higher average levels of debt outstanding compared to the same period last year, partially offset by lower average interest rates.

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

For the three months ended November 30, 2020, income tax expense as a percentage of income before income tax was 14.0% compared to 10.3% for the same period last year. The year-over-year increase in the effective tax rate is primarily due to an increase in liabilities related to uncertain tax positions.

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
For the nine months ended November 30, 2020, income tax expense as a percentage of income before income tax was 6.5% compared to income tax expense of 9.6% for the same period last year, primarily due to this benefit. Income tax expense for the nine months ended November 30, 2020 also includes other discrete benefits to include reductions of U.S. BEAT tax (Base Erosion and Anti-Abuse) and GILTI tax (Global Intangible Low-Tax Income), the recognition of excess tax benefits from share-based compensation settlements, and one-time benefits related to the transition of our Macau entity from offshore to onshore status, partially offset by increases in liabilities related to uncertain tax positions.

During fiscal 2017, we received an assessment from a state tax authority which adjusted taxable income applicable to the particular state resulting from interpretations of certain state income tax provisions applicable to our legal structure. During the time the dispute was ongoing, we believe we accurately reported our taxable income and vigorously protested the assessment through administrative processes with the state. During the quarter, we reached an agreement in principle to settle the $6.0 million assessment in dispute for $0.5 million. The agreement was signed on December 4, 2020.

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

Net Income, diluted EPS, adjusted income (non-GAAP), and adjusted diluted EPS (non-GAAP)

In order to provide a better understanding of the impact of certain items on our net income and diluted EPS, the analysis that follows reports the comparative after-tax impact of non-cash asset impairment charges, acquisition-related expenses, restructuring charges, tax reform, amortization of intangible assets, and non-cash share-based compensation, as applicable, on net income, and diluted EPS for the periods covered below. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended November 30, 2020
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$97,876	$13,721	$84,155	$3.89	$0.55	$3.34
Restructuring charges	(12)	—	(12)	—	—	—
Subtotal	97,864	13,721	84,143	3.89	0.55	3.34
Amortization of intangible assets	4,501	204	4,297	0.18	0.01	0.17
Non-cash share-based compensation	6,739	403	6,336	0.27	0.02	0.25
Adjusted (non-GAAP)	$109,104	$14,328	$94,776	$4.33	$0.57	$3.76

Weighted average shares of common stock used in computing diluted EPS						25,192

	Three Months Ended November 30, 2019
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$76,594	$7,895	$68,699	$3.02	$0.31	$2.71
Acquisition-related expenses	1,475	22	1,453	0.06	—	0.06
Restructuring charges	12	—	12	—	—	—
Subtotal	78,081	7,917	70,164	3.07	0.31	2.76
Amortization of intangible assets	4,790	252	4,538	0.19	0.01	0.18
Non-cash share-based compensation	4,758	343	4,415	0.19	0.01	0.17
Adjusted (non-GAAP)	$87,629	$8,512	$79,117	$3.45	$0.34	$3.12

Weighted average shares of common stock used in computing diluted EPS						25,396

	Nine Months Ended November 30, 2020
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$247,835	$16,061	$231,774	$9.78	$0.63	$9.14
Restructuring charges	355	2	353	0.01	—	0.01
Tax Reform	—	9,357	(9,357)	—	0.37	(0.37)
Subtotal	248,190	25,420	222,770	9.79	1.00	8.79
Amortization of intangible assets	13,527	651	12,876	0.53	0.03	0.51
Non-cash share-based compensation	20,654	1,406	19,248	0.82	0.06	0.76
Adjusted (non-GAAP)	$282,371	$27,477	$254,894	$11.14	$1.08	$10.05

Weighted average shares of common stock used in computing diluted EPS						25,350

	Nine Months Ended November 30, 2019
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$172,018	$16,530	$155,488	$6.80	$0.65	$6.15
Acquisition-related expenses	1,475	22	1,453	0.06	—	0.06
Restructuring charges	1,061	68	993	0.04	—	0.04
Subtotal	174,554	16,620	157,934	6.90	0.66	6.24
Amortization of intangible assets	13,129	621	12,508	0.52	0.02	0.49
Non-cash share-based compensation	18,743	1,434	17,309	0.74	0.06	0.68
Adjusted (non-GAAP)	$206,426	$18,675	$187,751	$8.16	$0.74	$7.42

Weighted average shares of common stock used in computing diluted EPS						25,295

Comparison of Third Quarter Fiscal 2021 to Third Quarter Fiscal 2020
Net Income was $84.2 million, compared to $68.7 million. Diluted EPS was $3.34, compared to $2.71. Diluted EPS increased primarily due to higher operating income in the Beauty and Health & Home segments. This was partially offset by lower operating income in the Housewares segment and higher income tax expense.

Adjusted income increased $15.7 million, or 19.8%, to $94.8 million, compared to $79.1 million the same period last year.  Adjusted diluted EPS increased 20.5% to $3.76, compared to $3.12.

Comparison of First Nine Months of Fiscal 2021 to First Nine Months of Fiscal 2020
Net Income was $231.8 million, compared to $155.5 million.  Diluted EPS was $9.14, compared to $6.15. Diluted EPS increased primarily due to higher operating income in the Health & Home and Beauty segments and lower income tax expense. This was partially offset by lower operating income in the Housewares segment and higher interest expense.

Adjusted income increased $67.1 million, or 35.8%, to $254.9 million, compared to $187.8 million. Adjusted diluted EPS increased 35.4% to $10.05, compared to $7.42.

Financial Condition, Liquidity and Capital Resources

Selected measures of our liquidity and capital resources are shown for the periods below:

	Nine Months Ended November 30,
	2020	2019
Accounts Receivable Turnover (Days) (1)	70.0	68.9
Inventory Turnover (Times) (1)	3.6	2.9
Working Capital (in thousands)	$491,563	$411,340
Current Ratio	1.8:1	2.3:1
Ending Debt to Ending Equity Ratio	36.4%	21.0%
Return on Average Equity (1)	18.9%	18.2%
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

Operating Activities

Operating activities provided net cash of $249.7 million for the nine months ended November 30, 2020, compared to $101.4 million for the same period last year. The increase was primarily driven by an increase in net income and increased cash from accounts payable and accrued expenses. These factors were partially offset by increased cash used for receivables and inventory.

Investing Activities

During the nine months ended November 30, 2020, we made investments in capital and intangible asset expenditures of $19.4 million, compared to $13.2 million for the same period last year. The increase is primarily for molds, production and distribution equipment, information technology equipment, and software.

Financing Activities

Financing activities used $98.1 million of cash during the nine months ended November 30, 2020, compared to $80.4 million for the same period last year. The increase in cash used is primarily due to open market repurchases of common stock partially offset by an increase in proceeds from our line of credit.

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

On March 13, 2020, we entered into an amendment to the Credit Agreement. The amendment extended the maturity of the commitment under the Credit Agreement from December 7, 2021 to March 13, 2025. Further, the amendment increased the unsecured revolving commitment from $1.0 billion to $1.25 billion. The accordion was amended to increase it from $200 million to $300 million and to include the ability to use it for term loan commitments. The accordion permits the Company to request to increase its borrowing capacity, not to exceed the $300 million commitment in the aggregate, provided certain conditions are met, including lender approval. Any increase to term loan commitments and revolving loan commitments must be made on terms identical to the revolving loans under the Credit Agreement and must have a maturity date of no earlier than March 13, 2025. Following the amendment, borrowings under the Credit Agreement bear interest at either the base rate or LIBOR, plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.0% and 1.0% to 2.0%, respectively, for base rate and LIBOR borrowings. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. We are able to repay amounts borrowed at any time without penalty.

As of November 30, 2020, the outstanding revolving loan principal balance was $426.0 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $19.2 million. For the three and nine month periods ended November 30, 2020, borrowings under the Credit Agreement incurred interest expense at rates ranging from 1.14% to 3.25% and 1.14% to 4.75%, respectively. As of November 30, 2020, the amount available for borrowings under the Credit Agreement was $804.8 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of November 30, 2020, these covenants did not limit our ability to incur $804.8 million of additional debt under the Credit Agreement.

Other Debt Agreements

As of November 30, 2020, we have an aggregate principal balance of $18.6 million (excluding prepaid financing fees) under a loan agreement (the “MBFC Loan”) with the Mississippi Business Finance Corporation (the “MBFC”), which was entered into in connection with the issuance by MBFC of taxable industrial development revenue bonds (the “Bonds”). The borrowings were used to fund construction of our Olive Branch, Mississippi distribution facility. Since March 2018, the MBFC Loan can be called by the holder at any time. The remaining loan balance is payable as follows: $1.9 million annually on March 1, 2021 and 2022; and $14.8 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

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
Notes:

(1)Computed using totals for the latest reported four consecutive fiscal quarters
(2)Computed using the ending balances as of the latest reported fiscal quarter.
(3)In the event a qualified acquisition is consummated, the maximum leverage ratio is 4.25 to 1.00 for the first fiscal quarter after the qualified acquisition and then steps down until the maximum leverage ratio is 3.75 to 1.00 at the end of the fifth fiscal quarter after the qualified acquisition is consummated.
(4)As described in the Credit Agreement and Guaranty Agreement.

Contractual Obligations

As of November 30, 2020, there have been no material changes from the information provided in our latest annual report on Form 10-K. Additional information regarding contractual obligations can be found in Notes 12, 13, 14 and 15 to the accompanying condensed consolidated financial statements.

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

We continue to evaluate acquisition opportunities on a regular basis. We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition. We may also elect to repurchase additional shares of common stock under our Board of Directors authorization, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing. For additional information, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in our latest annual report on Form 10-K and Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” in this report. As of November 30, 2020, the amount of cash and cash equivalents held by our foreign subsidiaries was $30.2 million.

New Accounting Guidance

For information on recently adopted and issued accounting pronouncements, see Note 2 to the accompanying condensed consolidated financial statements.

Information Regarding Forward-Looking Statements

Certain written and oral statements may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the Securities and Exchange Commission (the “SEC”), in press releases, and in certain other oral and written presentations. Generally, the words “anticipates”, “believes”, “expects”, “plans”, “may”, “will”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “continue”, “intends”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that may occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct. Forward-looking statements are subject to risks that could cause them to differ materially from actual results. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We believe that these risks include but are not limited to the risks described in this report and that are otherwise described from time to time in our SEC reports as filed. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the fiscal year ended February 29, 2020. Additional information regarding our risk management activities can be found in Notes 13, 14 and 15 to the accompanying condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), maintains disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended November 30, 2020. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of November 30, 2020, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during our fiscal quarter ended November 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
September 1 to September 30, 2020	5,710	$194.97	5,710	$381,706
October 1 to October 31, 2020	746,276	201.07	746,276	231,651
November 1 to November 30, 2020	214,958	193.68	214,958	190,019
Total	966,944	$199.39	966,944

(1)The number of shares above includes shares of common stock acquired from employees who tendered shares to: (i) satisfy the tax withholding on equity awards as part of our long-term incentive plans or (ii) satisfy the exercise price on stock option exercises. For the three months ended November 30, 2020, 6,115 shares were acquired at a weighted average per share price of $195.26.

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 30, 2020, formatted in Inline eXtensible Business Reporting Language ("iXBRL"): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.

		104	Cover Page, Interactive Data File formatted in iXBRL and contained in Exhibit 101.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	January 8, 2021	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date:	January 8, 2021	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer