Form 10-K
period 2021-02-28
HELEN OF TROY LTD
filed 2021-04-29
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2021
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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒                         Accelerated filer ☐
     Non-accelerated filer ☐ Smaller reporting company ☐
     Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of August 31, 2020, based upon the closing price of the common shares as reported by The NASDAQ Global Select Market on such date, was approximately $5,201.1 million.
As of April 22, 2021, there were 24,450,072 common shares, $0.10 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2021 Annual General Meeting of Shareholders to be filed within one hundred and twenty days of the fiscal year ended February 28, 2021 (2021 Proxy Statement) are incorporated by reference into Part III of this report to the extent described herein.

EXPLANATORY NOTE

In this report and the accompanying consolidated financial statements and notes, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. We refer to our common shares, par value $0.10 per share, as “common stock.” References to “EMEA” refer to the combined geographic markets of Europe, the Middle East and Africa. References to “Far East” refer to the geographic markets of Asia Pacific. We use product and service names in this report for identification purposes only and they may be protected in the United States and other jurisdictions by trademarks, trade names, service marks, and other intellectual property rights of ours and other parties. The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right. All trademarks, trade names, service marks, and logos referenced herein belong to their respective owners. References to “fiscal” in connection with a numeric year number denotes our fiscal year ending on the last day of February, during the year number listed. References to “the FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to accounting principles generally accepted in the United States of America (the “U.S.”). References to “ASU” refer to the codification of GAAP in the Accounting Standards Updates issued by the FASB. References to “ASC” refer to the codification of GAAP in the Accounting Standards Codification issued by the FASB.

PART I

Item 1. Business

Our Company

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. We have built leading market positions through new product innovation, product quality and competitive pricing. We go to market under a number of brands, some of which are licensed. Our Leadership Brands are brands which have number-one or number-two positions in their respective categories and include the OXO, Honeywell, Braun, PUR, Hydro Flask, Vicks, Hot Tools and Drybar brands.

Segment Information

We currently operate in three business segments, which are included in our financial statements in continuing operations:
•Housewares: Provides a broad range of innovative consumer products for the home and on the go to help with food preparation, cooking, cleaning, organization, beverage service, and other tasks to ease everyday living for families. This segment sells primarily to retailers as well as through our direct-to-consumer channel.
•Health & Home: Provides healthcare and home environment products including health care devices, water filtration systems and small home appliances. Sales for the segment are primarily to retailers, with some direct-to-consumer channel sales.
•Beauty: Provides mass and prestige market beauty appliance and personal care products including hair styling appliances, grooming tools, decorative haircare accessories, and liquid-, solid- and powder-based personal care and grooming products. This segment sells primarily to retailers, beauty supply wholesalers and through our direct- to- consumer channel.

Unless otherwise indicated, all amounts are presented from continuing operations. Discontinued operations refers to our former Nutritional Supplements segment, which was divested on December 20, 2017. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Note 5 to the accompanying consolidated financial statements for more information.

For more segment and geographic information concerning our net sales revenue, long-lived assets and operating income, refer to Note 19 to the accompanying consolidated financial statements.

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

Fiscal 2020 began Phase II of our transformation, which is designed to drive the next five years of progress. The long-term objectives of Phase II include improved organic sales growth, continued margin expansion, and strategic and effective capital deployment. Phase II includes continued investment in our Leadership Brands, with a focus on growing them through consumer-centric innovation, expanding them more aggressively outside the U.S., and adding new brands through acquisition. We are building further shared service capability and operating efficiency, as well as focusing on attracting, retaining, unifying and training the best people. Additionally, we are enhancing and consolidating our Environmental, Social and Governance (“ESG”) efforts and accelerating programs related to Diversity, Equity, and Inclusion (“DE&I”) to support our Phase II transformation.

On January 23, 2020, we completed the acquisition of Drybar Products LLC (“Drybar Products”), for approximately $255.9 million in cash. Drybar is an innovative, trend-setting prestige hair care and styling brand in the multibillion-dollar beauty industry. As part of the transaction, we granted a worldwide license to Drybar Holdings LLC, which has subsequently been assumed by WellBiz Brands, Inc., as successor owner of Drybar blowout salons, to use the Drybar trademark in relation to the franchising and operation of Drybar salons. The salons exclusively use, promote, and sell Drybar products globally. The acquisition of Drybar Products added an 8th Leadership Brand to the Company.

Consistent with our strategy of focusing resources on our Leadership Brands, during the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Beauty segment's mass channel personal care business (“Personal Care”). The assets to be disposed of include intangible assets, inventory, certain net trade receivables and fixed assets relating to our mass channel liquids, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium. Accordingly, we classified the identified assets of the disposal group as held for sale. We expect the divestiture to occur during the first quarter of fiscal 2022.

Our Products

The following table summarizes the types of products we sell by business segment:

Segment	Product Category	Primary Products
Housewares	Food Preparation and Storage	Food preparation tools and gadgets, food storage containers and storage and organization products
	Coffee and Tea	Coffee makers, grinders, manual pour overs and tea kettles
	Cleaning and Bath	Household cleaning products, shower organization and bathroom accessories
	Infant and Toddler	Feeding and drinking products, child seating, cleaning tools and nursery accessories
	Hot and Cold Beverage and Food Containers	Insulated water bottles, jugs, thermoses, drinkware, travel mugs, food containers and accessories
Health & Home	Healthcare	Thermometers, blood pressure monitors and humidifiers
	Water Filtration	Faucet mount water filtration systems and pitcher based water filtration systems
	Home Environment	Air purifiers, heaters, fans and humidifiers
Beauty	Appliances and Accessories	Mass, professional and prestige market hair and skin care appliances, grooming brushes, tools and decorative hair accessories
	Personal and Hair Care (1)	Mass and prestige market shampoos, liquid hair styling products, treatments and conditioners.

(1)During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Personal Care business. The assets to be disposed of include intangible assets, inventory, certain net trade receivables and fixed assets relating to our mass channel liquids, powder and aerosol products. We have classified the identified assets as held for sale. For additional information see Note 4 to the accompanying consolidated financial statements.

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

The Beauty and Health & Home segments rely on the continued use of trademarks licensed under various agreements for a substantial portion of their net sales revenue. New product introductions under licensed trademarks require approval from the respective licensors. The licensors must also approve the product packaging. Some of our license agreements require us to pay minimum royalties.

The following table lists our key trademarks by segment:

Segment	Owned	Licensed
Housewares	OXO, Good Grips, Hydro Flask, Soft Works, OXO tot, OXO Brew
Health & Home	PUR	Honeywell, Braun, Vicks
Beauty	Drybar, Hot Tools, Brut, Pert, Sure, Infusium	Revlon, Bed Head

Patents and Other Intellectual Property

We maintain utility and design patents in the U.S. and several foreign countries. We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.

Sales and Marketing

We currently market our products in over 90 countries throughout the world. Sales within the U.S. comprised approximately 79% of total net sales revenue in both fiscal 2021 and 2020 and 78% of total net sales revenue in fiscal 2019. Our segments primarily sell their products through mass merchandisers, drugstore chains, warehouse clubs, home improvement stores, grocery stores, specialty stores, beauty supply retailers, e-commerce retailers, wholesalers, and various types of distributors, as well as directly to consumers. We collaborate extensively with our retail customers and, in many instances, produce specific versions of our product lines with exclusive designs and packaging for their stores, which are appropriately priced for their respective customer bases. We market products principally through the use of outside sales representatives and our own internal sales staff, supported by our internal marketing, category management, engineering, creative services, and customer and consumer service staff. These groups work closely together to develop pricing and distribution strategies, to design packaging and to help develop product line extensions and new products.

Research and Development

Our research and development activities focus on new, differentiated and innovative products designed to drive sustained organic growth. We continually invest to strengthen our product design and research and development capabilities, including extensive studies to gain consumer insights. Research and development expenses consist primarily of salary and employee benefit expenses and contracted development and testing efforts associated with development of products.

Manufacturing and Distribution

We contract with unaffiliated manufacturers, primarily in China and Mexico, to manufacture a significant portion of our finished goods for the Beauty appliances and accessories, Housewares, Healthcare, Water Filtration, and Home Environment product categories. The North American region of the personal care category of the Beauty segment sources most of its products from U.S. manufacturers. Finished goods manufactured by vendors in the Far East comprised approximately 80%, 76% and 74% of finished goods purchased for fiscal 2021, 2020 and 2019, respectively.

We occupy owned and leased office and distribution space in various locations to support our operations. These facilities include our U.S. headquarters in El Paso, Texas, and distribution centers in Southaven, Mississippi, and Olive Branch, Mississippi, which are used to support a significant portion of our domestic distribution.

Customers

Sales to our largest customer, Amazon.com Inc., accounted for approximately 20%, 18% and 16% of our consolidated net sales revenue in fiscal 2021, 2020 and 2019, respectively. Sales to our second largest customer, Walmart, Inc. (including its worldwide affiliates), accounted for approximately 13%, 14% and 16% of our consolidated net sales revenue in fiscal 2021, 2020 and 2019, respectively. Sales to our third largest customer, Target Corporation, accounted for approximately 11%, 9% and 10% of our consolidated net sales revenue in fiscal 2021, 2020 and 2019, respectively. No other customers accounted for 10% or more of consolidated net sales revenue during these fiscal years. Sales to our top five customers accounted for approximately 52%, 50% and 51% of our consolidated net sales revenue in fiscal 2021, 2020 and 2019, respectively.

Order Backlog

When placing orders, our individual consumer, retail and wholesale customers usually request that we ship the related products within a short time frame. As such, there usually is no significant backlog of orders in any of our distribution channels.

Seasonality

The following table illustrates the seasonality of our net sales revenue by fiscal quarter as a percentage of annual net sales revenue for the periods presented:

	Fiscal Quarters Ended Last Day of Month
	2021	2020	2019
May	20.0%	22.0%	22.7%
August	25.3%	24.2%	25.2%
November	30.4%	27.8%	27.6%
February	24.3%	26.0%	24.5%

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

The following table summarizes our primary competitors by business segment:

Segment	Competitor
Housewares	Lifetime Brands, Inc. (KitchenAid), Newell Brands Inc., Simple Human LLC, Yeti Holdings, Inc., Bradshaw Home, Inc.
Health & Home	Exergen Corporation, Omron Healthcare, Inc., Crane Engineering, Newell Brands, Inc., Lasko Products, LLC., The Clorox Company (Brita), Zero Technologies, LLC, Vornado Air Circulation Systems, Dyson Ltd, Unilever (Blueair), Guardian Technologies LLC.
Beauty	Conair, Spectrum Brands Holdings Inc. (Remington), Newell Brands, Inc., The Procter & Gamble Company, Unilever N.V., Colgate-Palmolive Company, Coty Inc., Dyson Ltd

Environmental and Health and Safety Matters

Our operations are subject to national, state, local, and provincial jurisdictions’ environmental, health and safety laws and regulations. Many of the products we sell are subject to product safety laws and regulations in various jurisdictions. These laws and regulations specify the maximum allowable levels of certain materials that may be contained in our products, provide statutory prohibitions against misbranded and adulterated products, establish ingredients and manufacturing procedures for certain products, specify product safety testing requirements, and set product identification, labeling and claim requirements.

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

We believe that we are in material compliance with these laws, regulations and other reporting requirements. Further, the cost of maintaining compliance has not had a material adverse effect on our business, consolidated results of operations and consolidated financial condition, nor do we expect it to do so in the foreseeable future. Due to the nature of our operations and the frequently changing nature of compliance and social reporting standards and technology, we cannot predict with any certainty what future material capital or operating expenditures, if any, will be required in order to comply with applicable laws, regulations and other reporting mandates.

ESG Initiatives

We seek to maintain best-in-class level of corporate governance on behalf of our stakeholders, including our associates, customers, consumers, communities, and shareholders. We also recognize the importance of environmental and social factors related to how we operate our business. We are enhancing and consolidating our ESG efforts and accelerating programs related to DE&I to support our Phase II transformation.

We have expanded the oversight responsibilities of the Corporate Governance Committee of our Board of Directors to include ESG matters and convened an internal ESG Task Force with representatives from our business segments and global shared services. The ESG Task Force, in conjunction with our internal ESG resources, will lead the development and implementation of our strategic ESG plan with the goal of aligning our ESG performance with relevant standards such as the Sustainability Accounting Standards Board (“SASB”) and the Task Force on Climate Finance Disclosures (“TCFD”). We will also continue to advance our DE&I efforts as part of our ESG initiatives to support our focus on attracting and retaining top talent, and to help promote a work environment where everyone has the opportunity to grow to their fullest potential.

We believe progress on our ESG initiatives will have a positive impact on our shareholders, consumers, customers, our talented worldwide employees and the communities in which we are proud to live and work.

Human Capital

Overview

We are committed to fostering a positive and engaging culture of inclusion, care, and support where all people throughout our global workforce can thrive. Resources provided to enhance employees' “total well-being” include learning and development opportunities, charitable leave policy, financial advice and stock purchase programs, health and wellness programs, and product discounts. Perks and benefits vary by region and office. We also monitor our culture and associate engagement through a number of methods, including an annual culture survey.

We have a robust performance evaluation and feedback program for all our associates. We encourage career planning at all levels of the organization. Opportunities for advancement are available to all of our employees fairly and equally. Our senior leadership team develops and recommends to the Board of Directors succession plans for all of our senior management.

We believe our culture, fair pay, benefits, healthy-living initiatives, collaborative projects, and open communication between management and staff enables us to attract and retain talented associates.

Our Associates

As of February 28, 2021, we employed approximately 1,769 full-time employees worldwide. We also use temporary, part-time and seasonal employees as needed.

None of our U.S. employees are covered by a collective bargaining agreement. Certain of our employees in Europe are covered by collective arrangements or works counsel in accordance with local practice. We have never experienced a work stoppage, and we believe that we have satisfactory working relations with our employees.

DE&I

We believe that a diverse workforce is essential to innovation, growth, and the well-being of our associates. We celebrate the diversity of our people and value the unique perspectives they bring. We are committed to cultivating an inclusive culture where all of our associates can thrive.

We are advancing short- and long-term initiatives which include: leadership coaching and training to build awareness and sponsorship, targeted recruitment actions to increase diversity of new hires, associate learning programs to develop skills that foster inclusion, and associate affinity groups to further support inclusion.

Communities

We have a 50-plus-year tradition of supporting the communities where we live and work through charitable donations from both the Company and its associates. In addition, we provide our associates two paid community service days to donate their time to organizations that matter most to them. We believe our community engagement and good corporate citizenship will lead to stronger communities and shared success for our Company.

Available Information

We maintain our main Internet site at: http://www.helenoftroy.com. The information contained on this website is not included as a part of, or incorporated by reference into, this report. We make available on or through our main website’s Investor Relations page under the heading “SEC Filings” certain reports and amendments to those reports that we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements on Schedule 14A, amendments to these reports, and the reports required under Section 16 of the Exchange Act of transactions in our common stock by directors and officers. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC maintains a website at https://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Also, on the Investor Relations page, under the heading “Corporate Governance,” are our Code of Ethics, Code of Conduct, Corporate Governance Guidelines and the Charters of the Committees of the Board of Directors.

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

Business, Operational and Strategic Risks

We expect the current public health crisis resulting from the outbreak of novel coronavirus disease (commonly referred to as “COVID-19”) to continue to adversely impact certain parts of our business, which could have a material impact on our operating results and financial condition. We must successfully manage the demand, supply, and operational challenges associated with the actual or perceived effects of COVID-19 and any similar future public health crisis, pandemic or epidemic.

Our business may be negatively impacted by the fear of exposure to, or actual effects of, pandemics and epidemics or similar public health crises. In response to a public health crisis, national, state and local authorities may implement a variety of measures to limit the spread of a disease, such as travel restrictions, social distancing or imposing quarantine and isolation measures on the population. The impacts of a public health crisis may include, but are not limited to:
•significant reductions in demand or significant volatility in demand for our products, which may be caused by, among other things, the temporary inability of consumers to purchase our products due to illness, self-quarantine, travel restrictions, financial hardship, restrictions that limit access to or close customer stores, or shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products;
•inability to meet our customers’ needs and achieve costs targets due to disruptions in distribution capabilities or our supply chain caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, restricted transportation or increased freight costs, reduced workforce, or other manufacturing sources and distribution processes;
•failure of third parties on which we rely, including our suppliers, customers, distributors, commercial banks, and external business partners, to meet their obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may adversely impact our operations; or
•significant changes in the political environment in which we manufacture, sell or distribute our products, including quarantines, governmental authority actions, closures or other restrictions that limit or close operating and manufacturing or distribution facilities, restrict employees’ ability to travel or perform necessary business functions, or otherwise prevent our external business partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products, which could adversely impact our results.

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic. COVID-19 continues to spread throughout the U.S. and the world, with the continued potential for catastrophic impact. As a result of these and other effects, we expect COVID-19 to continue to adversely impact certain parts of our business, which could be material. The impact includes the effect of temporary closures of certain customer stores or limited hours of operation, and materially lower store traffic. The COVID-19 pandemic is also impacting our third-party manufacturers, most of which are located in the Far East, principally China. As a result, COVID-19 has disrupted certain parts of our supply chain, which in certain cases, has limited our ability to fulfill demand. Due to the evolving COVID-19 pandemic and related consumer demand for certain of our products, trends are emerging that may impact our ability to fulfill some orders on a timely basis or make marketing investments with an acceptable return. Additionally, surges in demand and shifts in shopping patterns related to COVID-19 have strained the global freight network, which is resulting in higher costs, less capacity, and longer lead times. These factors may impact our ability to fulfill some orders on a timely basis.

The extent of the impact of COVID-19 on our business and financial results will depend largely on future developments, including the duration of the spread of the COVID-19 outbreak within the U.S. and globally, the availability, adoption and effectiveness of the COVID-19 vaccine, the impact on capital and financial markets and the related impact on consumer confidence and spending. These future developments are outside of our control, are highly uncertain and cannot be predicted and may further increase the difficulty of planning for operations. These and other potential impacts of the current public health crisis could therefore materially and adversely affect our business, financial condition, cash flows and results of operations. Although the favorable impacts of COVID-19 outweighed the unfavorable impacts for fiscal 2021, this situation continues to change rapidly, and additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. Additionally, the extent of COVID-19’s impact on the demand for certain of our product lines in the future will depend on future developments, including the duration, spread and intensity of the pandemic, our continued ability to source and distribute our products, as well as any future government actions affecting consumers and the economy generally, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today, including, but not limited to, non-cash write-downs and asset impairment charges (including impairments of goodwill and indefinite-lived intangible assets).

Our ability to deliver products to our customers in a timely manner and to satisfy our customers’ fulfillment standards are subject to several factors, some of which are beyond our control.

Retailers place great emphasis on timely delivery of our products for specific selling seasons, especially during our third fiscal quarter, and on the fulfillment of consumer demand throughout the year. We cannot control all of the various factors that might affect product delivery to retailers. Vendor production delays, difficulties encountered in shipping from overseas, customs clearance delays, and operational issues with any of the third-party logistics providers we use in certain countries are on-going risks of our business. We also rely upon third-party carriers for our product shipments from our distribution centers to customers. In certain circumstances, we rely on the shipping arrangements our suppliers have made in the case of products shipped directly to retailers from the suppliers. Accordingly, we are subject to risks, including labor disputes, inclement weather, public health crises (such as pandemics and epidemics), natural disasters, possible acts of terrorism, port and canal backlogs and blockages, availability of shipping containers, and increased security restrictions associated with the carriers’ ability to provide delivery services to meet our shipping needs. Further, our delivery process must often accommodate special vendor requirements to use specific carriers and delivery schedules. Failure to deliver products to our retailers in a timely and effective manner could damage our reputation and brands and result in the loss of customers or reduced orders, which could have a material adverse effect on our business, operating results and financial condition.

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

Certain of our customers source and sell products under their own private label brands that compete with our products. Additionally, as large traditional retail and online customers grow even larger and become more sophisticated, they may continue to demand lower pricing, special packaging, shorter lead times for the delivery of products, smaller more frequent shipments, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. If we do not effectively respond to these demands, these customers could decrease their purchases from us. A reduction in the demand for our products by these customers and the costs of complying with their business demands could have a material adverse effect on our business, operating results and financial condition.

We are subject to risks related to our dependence on the strength of retail economies and may be vulnerable in the event of a prolonged economic downturn, including from the effects of COVID-19.

Our business depends on the strength of the retail economies in various parts of the world, primarily in North America and to a lesser extent EMEA, Asia and Latin America. These retail economies are affected for the most part by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, public health crises (such as pandemics and epidemics), terrorist attacks and political unrest. Consumer spending in any geographic region is generally affected by a number of factors, including local economic conditions, government actions, inflation, interest rates, energy costs, unemployment rates, gasoline prices, and consumer confidence, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. Measures imposed, or that may be imposed, by national, state and local authorities in response to COVID-19 may have impacts of uncertain severity and duration on domestic and foreign economies. The effectiveness of economic stabilization efforts, including government payments and loans to affected citizens and industries, is uncertain. Any sustained economic downturn in the U.S. or any of the other countries in which we conduct significant business, may cause significant readjustments in both the volume and mix of our product sales, which could materially and adversely affect our business, operating results and financial condition.

Our operating results are dependent on sales to several large customers and the loss of, or substantial decline in, sales to a top customer could have a material adverse effect on our revenues and profitability.

A few customers account for a substantial percentage of our net sales revenue. Our financial condition and operating results could suffer if we lost all or a portion of the sales to any one of these customers. In particular, sales to our two largest customers accounted for approximately 33% of our consolidated net sales revenue in fiscal 2021. While only three customers individually accounted for 10% or more of our consolidated net sales revenue in fiscal 2021, sales to our top five customers in aggregate accounted for approximately 52% of fiscal 2021 consolidated net sales revenue. We expect that a small group of customers will continue to account for a significant portion of our net sales revenue. Although we have long-standing relationships with our major customers, we generally do not have written agreements that require these customers to buy from us or to purchase a minimum amount of our products. A substantial decrease in sales to any of our major customers could have a material adverse effect on our financial condition and operating results. We expect that the creditworthiness of some of our customers may be vulnerable to the impact of the current public health crisis. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a deterioration in the credit worthiness or bankruptcy filing of a key customer could have a material adverse effect on our business, operating results and financial condition.

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

In addition, any acquisition involves numerous risks, including:
•difficulties in the assimilation of the operations, technologies, products, and personnel associated with the acquisitions;
•challenges in integrating distribution channels;
•diversion of management's attention from other business concerns;
•difficulties in transitioning and preserving customer, contractor, supplier, and other important third-party relationships;
•challenges realizing anticipated cost savings, synergies and other benefits related to an acquisition;
•risks associated with subsequent losses or operating asset write-offs, contingent liabilities and impairment of related acquired intangible assets;
•risks of entering markets in which we have no or limited experience; and
•potential loss of key employees associated with the acquisitions.

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

The occurrence of cyber incidents, or failure by us or our third-party service providers to maintain cybersecurity and the integrity of confidential internal or customer data could have a material adverse effect on our operations and profitability. Such incidents may also result in faulty business decisions, operational inefficiencies, damage to our reputation or employee and business relationships, and/or subject us to costs, fines, or lawsuits.

Information systems require constant updates to their security policies, networks, software, and hardware systems to reduce the risk of unauthorized access, malicious destruction of data or information theft. We rely on commercially available systems, software, tools, third-party service providers and monitoring to provide security for processing, transmission and storage of confidential information and data. While we have security measures in place, our systems, networks, and third-party service providers have been and will continue to be subject to ongoing threats. Therefore, our security measures may be breached as a result of employee error, failure to implement appropriate processes and procedures, advances in computer and software capabilities and encryption technology, new tools and discoveries, malfeasance, third-party action, including cyber-attacks or other international misconduct by computer hackers or otherwise. This could result in one or more third-parties obtaining unauthorized access to our customer or supplier data or our internal data, including personally identifiable information, intellectual property and other confidential business information. Third-parties may also attempt to fraudulently induce employees into disclosing sensitive information such as user names, passwords or other information in order to gain access to customer or supplier data or our internal data, including intellectual property, financial, and other confidential business information. We believe our mitigation measures reduce but cannot eliminate the risk of a cyber incident. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure or otherwise maintain the confidentiality, security, and integrity of data that we store or otherwise maintain on behalf of third-parties may harm our reputation and our employee, customer and consumer relationships.

If such unauthorized disclosure or access does occur, we may be required to notify our customers, consumers, employees or those persons whose information was improperly used, disclosed or accessed. We may also be subject to claims of breach of contract for such use or disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was improperly used or disclosed. We could also become the subject of regulatory action or litigation from our consumers, customers, employees, suppliers, service providers, and shareholders, which could damage our reputation, require significant expenditures of capital and other resources, and cause us to lose business and revenue. Additionally, an unauthorized disclosure or use of information could cause interruptions in our operations and might require us to spend significant management time and other resources investigating the event and dealing with local and federal law enforcement. Regardless of the merits and ultimate outcome of these matters, we may be required to devote time and expense to their resolution. In addition, the increase in the number and the scope of data security incidents has increased regulatory and industry focus on security requirements and heightened data security industry practices. New regulation, evolving industry standards, and the interpretation of both, may cause us to incur additional expense in complying with any new data security requirements. As a result, the failure to maintain the integrity of and protect customer or supplier data or our confidential internal data could have a material adverse effect on our business, operating results and financial condition.

We are dependent on third-party manufacturers, most of which are located in the Far East, and any inability to obtain products from such manufacturers could have a material adverse effect on our business, operating results and financial condition.

All of our products are manufactured by unaffiliated companies, most of which are in the Far East, principally in China. For fiscal 2021, finished goods manufactured in the Far East comprised approximately 80% of total finished goods purchased. This concentration exposes us to risks associated with doing business globally, including: global public health crises (such as pandemics and epidemics); changing international political relations; labor availability and cost; changes in laws, including tax laws, regulations and treaties; changes in labor laws, regulations and policies; changes in customs duties, additional tariffs and other trade barriers; changes in shipping costs; currency exchange fluctuations; local political unrest; an extended and complex transportation cycle; the impact of changing economic conditions; and the availability and cost of raw materials and merchandise. In recent years, increasing labor costs, regional labor dislocations driven by new government policies, local inflation, changes in ocean cargo carrier capacity and costs, the impact of energy prices on transportation, and fluctuations in the Chinese Renminbi against the U.S. Dollar have resulted in variability in our cost of goods sold. In the past, certain Chinese suppliers have closed operations due to economic conditions that pressured their profitability. Although we have multiple sourcing partners for certain products, occasionally we may be unable to source certain items on a timely basis due to changes occurring with our suppliers. We believe that we could source similar products outside of China, if necessary, and we continuously explore expanding sourcing alternatives in other countries. However, the relocation of any production capacity could require substantial time and increased costs. The political, legal and cultural environment in the Far East is rapidly evolving, and any change that impairs our ability to obtain products from manufacturers in that region, or to obtain products at marketable rates, could have a material adverse effect on our business, operating results and financial condition.

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

Sales in our Health & Home segment are influenced by weather conditions. Sales volumes for thermometry, humidifiers and heating appliances are higher during, and subject to the severity of, the cold weather months, while sales of fans are higher during, and subject to weather conditions in, spring and summer months. Weather conditions can also more broadly impact sales across the organization. Additionally, natural disasters (such as wildfires, hurricanes and ice storms), public health crises (such as pandemics and epidemics), or unusually severe winter weather may result in temporary unanticipated fluctuations in retail traffic and consumer demand, may impact our ability to staff our distribution facilities or could otherwise impede timely transport and delivery of products to and from our distribution facilities. Sales in our Health & Home segment are also impacted by cough, cold and flu seasonal trends, including the duration and severity of the cold and flu season. These factors could have a material adverse effect on our business, operating results and financial condition.

Certain of our U.S. distribution facilities are geographically concentrated and operate during peak shipping periods at or near capacity. These factors increase our risk that disruptions could occur and significantly affect our ability to deliver products to our customers in a timely manner. Such disruptions could have a material adverse effect on our business.

Most of our U.S. distribution, receiving and storage functions are consolidated into two distribution facilities in northern Mississippi. Approximately 69% of our consolidated gross sales volume shipped from facilities in this region in fiscal 2021. For this reason, any disruption in our distribution process in either of these facilities, even for a few days, could adversely affect our business, operating results and financial condition. For example, in connection with the current public health crisis, government mandated or suggested isolation protocols could limit or disrupt the distribution process at either facility, or even cause the closure of either facility, which could have a material adverse effect on our business, operating results and financial condition.

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

The economies of foreign countries important to our operations, including countries in Asia, EMEA and Latin America, could suffer slower economic growth or economic, social and/or political instability or hyperinflation in the future. Our international operations in countries in Asia, EMEA and Latin America, including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us. Additionally, there may be uncertainty resulting from political changes in the U.S. and abroad, ongoing terrorist activity, and other global events. The exit of the U.K. from European Union (the “EU”) membership (commonly referred to as “Brexit”) could cause disruptions to, and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations. These factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.

The domestic and foreign risks of these changes include, among other things:
•protectionist policies restricting or impairing the manufacturing, sales or import and export of our products;
•new restrictions on access to markets;
•lack of required infrastructure;
•inflation (including hyperinflation) or recession;
•changes in, and the burdens and costs of compliance with, a variety of U.S. and foreign laws and regulations, including environmental laws, occupational health and safety laws, tax laws, and accounting standards;
•social, political or economic instability;
•acts of war and terrorism;
•natural disasters and public health crises, such as pandemics and epidemics (including COVID-19);
•reduced protection of intellectual property rights in some countries;
•increases in duties and taxation;
•restrictions on transfer of funds or exchange of currencies;
•currency devaluations;
•expropriation of assets; and
•other adverse changes in policies, including monetary, tax or lending policies, encouraging foreign investment or foreign trade by our host countries.

Should any of these events occur, our ability to sell or export our products or repatriate profits could be impaired, we could experience a loss of sales and profitability from our domestic or international operations, and/or we could experience a substantial impairment or loss of assets, any of which could materially and adversely affect our business, operating results and financial condition.

Legal, Regulatory and Tax Risks

Significant changes in regulations, interpretations or product certification requirements could adversely impact our operations.

As a global company, we are subject to U.S. and foreign regulations, including environmental, health and safety laws, and industry-specific product certifications. Many of the products we sell are subject to product safety laws and regulations in various jurisdictions. These laws and regulations specify the maximum allowable levels of certain materials that may be contained in our products, provide statutory prohibitions against misbranded and adulterated products, establish ingredients and manufacturing procedures for certain products, specify product safety testing requirements, and set product identification, labeling and claim requirements. For example, thermometers distributed by our Health & Home segment must comply with various regulations governing the production and distribution of medical devices. Additionally, some of our product lines within our Health & Home segment are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the U.S. Environmental Protection Agency, U.S. Customs and Border Protection, the U.S. Food and Drug Administration, and the U.S. Consumer Product Safety Commission. Significant new regulations, material changes to existing regulations, or greater oversight, enforcement or changes in interpretation of existing regulations, could delay or interrupt distribution of our products in the U.S. and other countries, result in fines or penalties or cause our costs of compliance to increase. Additionally, we cannot guarantee that our products will receive regulatory approval in all countries. Similarly, some of our Beauty segment’s customers demand that our Beauty appliances comply with various safety certifications, including UL certifications. Significant new certification requirements or changes to existing certification requirements could delay or interrupt distribution of our products, or make them more costly to produce.

We are not able to predict the nature of potential changes to, or enforcement of laws, regulations, product certification requirements, repeals or interpretations. Nor are we able to predict the impact that any of these changes would have on our business in the future. Further, if we were found to be noncompliant with applicable laws and regulations in these or other areas, we could be subject to governmental or regulatory actions, including fines, import detentions, injunctions, product withdrawals or recalls or asset seizures, any of which could have a material adverse effect on our business.

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

New and emerging global and local laws on privacy, data and related technologies, as well as industry self-regulatory codes are creating new compliance obligations and expanding the scope of potential liability, either jointly or severally with our customers and suppliers. While we have invested in readiness to comply with applicable requirements, these new and emerging laws, regulations and codes may affect our ability to reach current and prospective consumers, to respond to consumer requests under the laws (such as individual rights of access, correction, and deletion of their personal information), and to implement our business models effectively. The costs of compliance or failure to comply with such laws, regulations, codes of conduct and expectations could have a material adverse impact on our financial condition and results of operations.

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

Changes in laws and regulations, including environmental, health and safety and tax laws, and the costs and complexities of compliance with such laws could have a material adverse impact on our business.

The impact of future legislation in the U.S. or abroad, including such things as employment and health insurance laws, climate change related legislation, tax legislation, regulations or treaties is always uncertain. Federal and local legislative agendas from time to time contain numerous proposals dealing with environmental policy, energy policy, taxes, financial regulation, transportation policy and infrastructure policy, among others that, if enacted into law, could increase our costs of doing business. Changes in government administrations in the U.S. or abroad, increase the uncertainty of future changes in legislation, enhanced regulations, and greater oversight, or more stringent interpretations, of existing policies by regulatory agencies. Changes in such laws, regulations or oversight could cause us to incur material capital or operating expenditures in the future to comply with applicable laws and regulations, delay or interrupt distribution of our products, or make them more costly to produce, all of which could have a material adverse impact on our business.

As additional tax or financial regulatory guidance is issued by the applicable authorities and accounting treatment is clarified, we perform additional analysis on the application of the law and we refine our estimates. Our final analysis may be different from provisional amounts, which could materially affect our tax obligations, effective tax rate and operating results in the period completed.

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

Our jurisdiction of organization is Bermuda and one of our subsidiaries is organized in Barbados, two of the countries identified in the EU Economic and Financial Affairs Council (“ECOFIN”) report issued in December 2017 listing non-cooperative tax jurisdictions. In response to the ECOFIN report, “economic substance” legislation was enacted in Bermuda and Barbados and ECOFIN subsequently declared that both countries “cooperate with the EU” and are considered to have “implemented all commitments.”

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

If significant tariffs or other restrictions are placed on imports from China or Mexico or any retaliatory trade measures are taken by China or Mexico, our business and results of operations could be materially and adversely affected.

We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the U.S. This concentration exposes us to risks associated with doing business globally, including changes in tariffs. Any alteration of trade agreements and terms between China, Mexico and the U.S., including limiting trade with China or Mexico, imposing additional tariffs on imports from China or Mexico and potentially imposing other restrictions on exports from China or Mexico to the U.S. may result in further and or higher tariffs, or retaliatory trade measures by China or Mexico, all of which could have a material adverse effect on our business and operating results.

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

Financial Risks

If our goodwill, indefinite-lived and definite-lived intangible assets, or other long-lived assets become impaired, we will be required to record impairment charges, which may be significant.

A significant portion of our non-current assets consists of goodwill and intangible assets recorded as a result of past acquisitions. We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We review intangible assets with definite lives and long-lived assets held and used for impairment if a triggering event occurs during the reporting period. We evaluate long-lived assets held for sale quarterly to determine if fair value less cost to sell has changed during the reporting period. We record impairment charges to the extent the carrying values of these assets are not recoverable in accordance with the applicable accounting standards.

Considerable management judgment is necessary in reaching a conclusion regarding the reasonableness of fair value estimates, evaluating the most likely impact of a range of possible external conditions, considering the resulting operating changes and their impact on estimated future cash flows, determining the appropriate discount factors to use, and selecting and weighting appropriate comparable market level inputs. The recoverability of these non-current assets is dependent upon achievement of our projections and the continued execution of key initiatives related to revenue growth and profitability. The rates used in our projections are management’s estimate of the most likely results over time, given a wide range of potential outcomes. The assumptions and estimates used in our impairment testing involve significant elements of subjective judgment and analysis by our management. While we believe that the assumptions we use are reasonable at the time made, changes in business conditions or other unanticipated events and circumstances may occur that cause actual results to differ materially from projected results and this could potentially require future adjustments to our asset valuations.

Events and changes in circumstances that may indicate there is impairment and which may indicate interim impairment testing is necessary include, but are not limited to: strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions; the impact of the economic environment on our customer base and on broad market conditions that drive valuation considerations by market participants; our internal expectations with regard to future revenue growth and the assumptions we make when performing our impairment reviews; a significant decrease in the market price of our assets; a significant adverse change in the extent or manner in which our assets are used; a significant adverse change in legal factors or the business climate that could affect our assets; an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset; and significant changes in the cash flows associated with an asset. As a result of such circumstances, we may be required to record a significant charge to net income in our financial statements during the period in which any impairment of our goodwill, indefinite-lived and definite-lived intangible assets or other long-lived assets is determined. As a result of such circumstances and the current public health crisis, we may be required to revise certain accounting estimates and judgments such as those related to the valuation of goodwill, indefinite-lived and definite-lived intangible assets and other long-lived assets, which could result in material non-cash impairment charges. Any such impairment charges could have a material adverse effect on our results of operations.

Our operating results may be adversely affected by foreign currency exchange rate fluctuations.

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries. Changes in the relation of other foreign currencies to the U.S. Dollar will affect our sales and profitability and can result in exchange losses because we have operations and assets located outside the U.S. We transact a portion of our international business in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. Accordingly, foreign operations will continue to expose us to foreign currency exchange rate fluctuations, which may result in the recognition of foreign exchange losses upon remeasurement to U.S. Dollars. Additionally, we purchase a substantial amount of our products from Chinese manufacturers in U.S Dollars, who source a significant portion of their labor and raw materials in Chinese Renminbi. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years. During fiscal 2021, the average exchange rate of the Chinese Renminbi strengthened against the U.S. dollar by approximately 2% compared to the average rate during fiscal 2020. Chinese Renminbi currency fluctuations have the potential to add volatility to our product costs over time.

Where operating conditions permit, we seek to reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars. We use derivative financial instruments including forward contracts, cross-currency debt swaps and zero-cost collars to mitigate certain foreign currency exchange rate risk inherent in our transactions denominated in foreign currencies. It is not practical for us to mitigate all our exposures, nor are we able to accurately project the possible effect of foreign currency remeasurement on our operating results or future net income due to our constantly changing exposure to various foreign currencies, difficulty in predicting fluctuations in foreign currency exchange rates relative to the U.S. Dollar and the significant number of currencies involved.

The impact of future foreign currency exchange rate fluctuations on our results of operations cannot be accurately predicted. Accordingly, there can be no assurance that foreign currency exchange rates:
•will be stable in the future;
•can be mitigated with currency hedging or other risk management strategies; or
•will not have a material adverse effect on our business, operating results and financial condition.

Increased costs of raw materials, energy and transportation may adversely affect our operating results and cash flow.

Significant increases in the costs and availability of raw materials, energy and transportation may negatively affect our operating results. Our suppliers purchase significant amounts of metals and plastics to manufacture our products. In addition, they also purchase significant amounts of electricity to supply the energy required in their production processes. Middle East tensions, related political instabilities and many other factors may drive up fuel prices resulting in higher transportation prices and product costs. We are heavily dependent on inbound sea, rail and truck freight. We are also heavily dependent on outbound truck freight. Disruptions in the supply chain or freight networks may limit inbound and outbound shipment capacity and increase our cost of goods sold and certain operating expenses.

The cost of raw materials, energy and transportation, in the aggregate, represents a significant portion of our cost of goods sold and certain operating expenses, which we may not be able to pass on to our customers. Our operating results could be adversely affected by future increases in these costs. Additionally, the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, restricted transportation or increased freight costs, reduced workforce, or other manufacturing and distribution disruption could adversely impact our ability to meet our customers’ needs.

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

Our projections are based on management’s best estimate of sales using historical sales data and other relevant information available at the time. These projections are highly subjective since sales to our customers can fluctuate substantially based on the demand of their retail consumers and related ordering patterns, as well as other risks described in this Annual Report. Additionally, changes in retailer inventory management strategies could make our inventory management and sales forecasting more difficult. Due to these factors, our future sales and net income could vary materially from our projections.

The extent of the impact of the current public health crisis on our business and financial results will depend largely on future developments, including the duration of the spread of the COVID-19 outbreak within the U.S. and globally, the availability, adoption and effectiveness of the COVID-19 vaccine, the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. Consequently, these and other potential impacts could also cause future sales and net income to vary materially from our projections. This situation is changing rapidly, and additional impacts may arise that we are not currently aware of.

Our liquidity or cost of capital may be materially adversely affected by constraints or changes in the capital and credit markets and limitations under our financing arrangements.

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

In addition, the London Interbank Offered Rate (“LIBOR”), the interest rate benchmark used as a reference rate on our variable rate debt and related interest rate swaps, is expected to be phased out beginning at the end of calendar year 2021, with the one-month LIBOR, which we generally utilized as a reference rate historically, ceasing immediately after June 30, 2023. A reference rate based on the

Secured Overnight Financing Rate ("SOFR"), or another alternative benchmark rate, is expected to be established to replace LIBOR. If LIBOR is no longer available, we may need to amend our variable rate debt agreements and related interest rate swaps, to replace LIBOR with an agreed upon replacement index, which could result in higher interest rates and adversely affect our interest expense.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of February 28, 2021, we own, lease or otherwise utilize through third-party management service agreements various properties worldwide for sales, procurement, research and development, administrative and distribution facilities. Our U.S. headquarters are located in El Paso, Texas, and we have two main distribution facilities in Southaven and Olive Branch, Mississippi, which service all of our segments. We believe our facilities are adequate to conduct our business.

Item 3. Legal Proceedings

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. See Note 14 to the accompanying consolidated financial statements for further discussion.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on the NASDAQ Global Select Market under symbol: HELE.

Approximate Number of Equity Security Holders of Record

Our common stock is our only class of equity security outstanding at February 28, 2021. As of April 22, 2021, there were 132 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

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

Issuer Purchases of Equity Securities

In May 2019, our Board of Directors authorized the repurchase of up to $400 million of our outstanding common stock. The authorization is effective until May 2022 and replaced our former repurchase authorization, of which approximately $107.4 million was outstanding at the time the new authorization was approved. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. See Note 12 to the accompanying consolidated financial statements for additional information.

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

Share repurchase activity during the three-month period ended February 28, 2021, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
December 1 through December 31, 2020	—	$—	—	$190,019
January 1 through January 31, 2021	64	220.58	64	190,004
February 1 through February 28, 2021	1,390	229.57	1,390	189,685
Total	1,454	$229.17	1,454

(1)The number of shares above includes shares of common stock acquired from employees who tendered shares to: 1) satisfy the tax withholding on equity awards as part of our long-term incentive plans or 2) satisfy the exercise price on stock option exercises. For the periods presented there were no common stock open market repurchases.

(2)Reflects the remaining dollar value of shares that may yet be purchased under our current stock repurchase authorization through the expiration or termination of the plan. For additional information, see Note 12 to the accompanying consolidated financial statements.

Performance Graph

The graph below compares the cumulative total return of our Company to the NASDAQ Composite Index and a Peer Group Index, assuming $100 was invested on February 29, 2016. The Peer Group Index is the Dow Jones - U.S. Personal Products, Broad Market Cap, Yearly, and Total Return Index. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN FOR HELEN OF TROY LIMITED, PEER GROUP INDEX AND NASDAQ COMPOSITE INDEX

350.00
300.00
250.00
200.00
150.00
100.00
50.00
2016
2017
2018
2019
2020
2021
HELEN OF TROY LIMITED
PEER GROUP INDEX
NASDAQ COMPOSITE INDEX

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

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this report, including Part I, Item 1., “Business” and Part II, Item 8., “Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations. Actual results may differ materially due to a number of factors, including those discussed in Item 1A.,“Risk Factors,” and in the section entitled “Information Regarding Forward-Looking Statements,” preceding this MD&A, and in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk.” Throughout MD&A, we refer to our Leadership Brands, which are brands that have number-one and number-two positions in their respective categories and include OXO, Honeywell, Braun, PUR, Hydro Flask, Vicks, Hot Tools and Drybar.

This MD&A, including the tables under the headings “Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment” and “Income from Continuing Operations, Diluted EPS from Continuing Operations, Adjusted Income from Continuing Operations (non-GAAP), and Adjusted Diluted EPS from Continuing Operations (non-GAAP)” reports operating income, operating margin, income from continuing operations and diluted earnings per share (“EPS”) from continuing operations without the impact of non-cash asset impairment charges, acquisition-related expenses, restructuring charges, tax reform, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based measures presented in our consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income from continuing operations, and adjusted diluted EPS from continuing operations provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges and benefits on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors. We further believe that including the excluded charges and benefits would not accurately reflect the underlying performance of our continuing operations for the period in which the charges and benefits are incurred, even though such charges and benefits may be incurred and reflected in our GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income from continuing operations, and adjusted diluted EPS from continuing operations are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information. These non-GAAP measures are discussed further and reconciled to their applicable GAAP-based measures contained in this MD&A beginning on page 44.

In addition to the above non-GAAP financial measures, we also refer to a number of financial measures which are not defined under GAAP. We believe these measures provide management and investors with important information that is useful in understanding our business results and trends. The following represents our key financial measures:

•Accounts receivable turnover: Twelve-month trailing net sales revenue divided by the average of the current and prior four fiscal quarters’ ending accounts receivable balances. This result is divided by 365 days to express turnover in terms of average days outstanding.
•Core business sales: Net sales revenue associated with strategic business that we expect to be an ongoing part of our operations.

•Current ratio: Current assets divided by current liabilities at the end of a reporting period, expressed as a ratio.
•EBITDA: Earnings before interest, taxes, depreciation and amortization expense.
•Ending debt to ending equity ratio: Total interest bearing short- and long-term debt divided by stockholders’ equity at the end of a reporting period, expressed as a ratio.
•Gross profit margin: Gross profit divided by the related net sales revenue expressed as a percentage.
•Inventory turnover: Trailing twelve month cost of goods sold divided by the average of the current and prior four fiscal quarters’ ending inventory balances to express turnover in terms of the number of times per year.
•Leadership Brand sales revenue, net: Net sales revenue from brands which have number-one and number-two positions in their respective categories and include OXO, Honeywell, Braun, PUR, Hydro Flask, Vicks, Hot Tools, and Drybar.
•Leverage ratio: Total current and long-term debt plus outstanding letters of credit, divided by EBITDA plus non-cash charges and certain allowed addbacks, less certain non-cash income, plus the pro forma effect of acquisitions and certain pro forma run-rate cost savings for acquisitions and dispositions, as defined in our Credit Agreement.
•Non-Core business sales: Net sales revenue associated with business or assets (including assets held for sale) that we expect to divest within a year of its designation as Non-Core.
•Online channel net sales: Direct to consumer online net sales, net sales to retail customers fulfilling end-consumer online orders and net sales to pure-play online retailers.
•Operating margin: Operating income for the Company or a business segment divided by the related net sales revenue for the Company or a business segment.
•Organic business sales: Net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand was acquired, excluding the impact that foreign currency remeasurement had on reported net sales revenue.
•Return on average equity: Trailing twelve month net income divided by the average of the current and prior four fiscal quarters’ ending stockholders’ equity.
•SG&A ratio: Total selling, general and administrative expense (“SG&A”) divided by net sales revenue.
•Working capital: Current assets less current liabilities.

Overview

We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. We have built leading market positions through new product innovation, product quality and competitive pricing. We currently operate in three segments consisting of Housewares, Health & Home and Beauty.

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

Fiscal 2020 began Phase II of our transformation, which is designed to drive the next five years of progress. The long-term objectives of Phase II include improved organic sales growth, continued margin expansion, and strategic and effective capital deployment. Phase II includes continued investment in our Leadership Brands, with a focus on growing them through consumer-centric innovation, expanding them more aggressively outside the U.S., and adding new brands through acquisition. We are building further shared service capability and operating efficiency, as well as focusing on attracting, retaining, unifying and training the best people. Additionally, we are enhancing and consolidating our ESG efforts and accelerating programs related to DE&I to support our Phase II transformation.

In fiscal 2018, we announced a restructuring plan (referred to as “Project Refuel”) intended to enhance the performance primarily in the Beauty and former Nutritional Supplements segments. Project Refuel includes charges for a reduction-in-force and the elimination of certain contracts. During the first quarter of fiscal 2019, we expanded Project Refuel to include the realignment and streamlining of our supply chain structure. We are targeting total annualized profit improvements of approximately $10.5 million to $12.5 million over the duration of the plan. During fiscal 2021, we incurred $0.4 million of pre-tax restructuring costs related to Project Refuel consisting of employee severance and termination benefits and contract termination costs. We estimate the plan to be completed during fiscal 2022 and expect to incur total restructuring charges of approximately $10.3 million over the duration of the plan, of which $9.2 million have been incurred through the end of fiscal 2021. See Note 13 to the accompanying consolidated financial statements for additional information.

On January 23, 2020, we completed the acquisition of Drybar Products, for approximately $255.9 million in cash. Drybar is an innovative, trendsetting prestige hair care and styling brand in the multibillion-dollar beauty industry. As part of the transaction, we granted a worldwide license to Drybar Holdings LLC, which has subsequently been assumed by WellBiz Brands, Inc., as successor owner of Drybar blowout salons, to use the Drybar trademark in relation to the franchising and operation of Drybar salons. The salons will exclusively use, promote, and sell Drybar products globally.

Consistent with our strategy of focusing resources on our Leadership Brands, during the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Personal Care business. The assets to be disposed of include intangible assets, inventory, certain net trade receivables and fixed assets relating to our mass channel liquids, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium. Accordingly, we classified the identified assets of the disposal group as held for sale. We expect the divestiture to occur during the first quarter of fiscal 2022.

On December 22, 2020, we entered into an amended and extended Trademark License Agreement with Revlon to license Revlon’s trademark for hair care appliances and tools (the “Revlon License”). The Revlon License grants us an exclusive, global, fully paid-up license to use the licensed trademark to manufacture, sell and distribute licensed merchandise in accordance with the terms of the agreement. The Revlon License has an initial term of 40 years, which will automatically renew at the end of the initial term for three consecutive additional 20-year periods unless we give notice of non-renewal. The Revlon License amends and restates the existing Revlon trademark licensing agreements entirely, and eliminates ongoing royalties we have historically paid and recognized as expense within SG&A in accordance with such agreements. In exchange for this exclusive global license, we paid a one-time, up-front license fee of $72.5 million, which was recorded as an intangible asset at cost and is being amortized on a straight-line basis over a useful life of 40 years, representing the initial term. As a result of the Revlon License, we are no longer obligated to pay royalties to Revlon, and thus have not recognized royalty expense after December 22, 2020, the effective date of the Revlon License.

Significant Trends Impacting the Business

Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) to be a pandemic. COVID-19 continues to spread throughout the U.S. and the world, with the continued potential for catastrophic impact. The effects of the COVID-19 pandemic have had an unfavorable impact on certain parts of our business. The impact includes the effect of temporary closures of certain customer stores or limited hours of operation, and materially lower store traffic. COVID-19 has disrupted certain parts of our supply chain, which in certain cases has constrained our ability to fulfill demand. Additionally, surges in demand for certain products and shifts in shopping patterns related to COVID-19, as well as other factors, have strained the global freight network, which is resulting in higher costs, less capacity, and longer lead times. These factors may impact our ability to fulfill some orders on a timely basis.

COVID-19 has favorably impacted the demand for our product lines that are more defensive, meet certain healthcare or healthy living needs, or meet the needs of consumers that are spending more time at home as a result of the pandemic. COVID-19 has also favorably impacted our online channel, as brick and mortar shopping options have been limited or considered unsafe by consumers. Although the favorable impacts of COVID-19 outweighed the unfavorable impacts for fiscal 2021, this situation continues to change rapidly, and additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. Additionally, the extent of COVID-19’s impact on the demand for certain of our product lines in the future will depend on future developments, including the duration, spread and intensity of the pandemic, our continued ability to source and distribute our products, as well as any future government actions affecting consumers and the economy generally, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

Future developments are outside of our control, are highly uncertain and cannot be predicted. If the COVID-19 impact or potential economic downturn is prolonged, then it can further increase the difficulty of planning for operations. These and other potential impacts of the current public health crisis could therefore materially and adversely affect our business, financial condition, cash flows and results of operations.

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
•suspension of merit increases, promotions and new associate hiring;

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
•elimination of travel expense in the short term and a significant reduction in the second half of fiscal 2021; and
•reduction of consulting fees and capital expenditures for projects that are not critical.

During the second quarter of fiscal 2021, we reversed a number of these temporary measures including a restoration of all wages, salaries, and director compensation to pre-COVID-19 levels. We also increased levels of investments in marketing activities, new product development and launches and capital expenditures. In the third and fourth quarters of fiscal 2021, we continued to increase the amount of these investments to continue progressing our Phase II transformation plan and the longer-term opportunities we see to further grow our business. In addition, during the third quarter of fiscal 2021, we reinstituted merit increases, promotions and new associate hiring.

In certain cases, some of these trends limited our ability to make marketing expenditures as we would not be able to derive an adequate return on investment. In certain categories, where macro-trends like COVID-19 drove demand significantly higher than historical levels or in situations where supply or distribution capacity was constrained, we believe that driving additional demand through incremental marketing activities would compound potential shipment delays or out of stocks. In these situations, planned marketing investments designed to drive incremental short-term demand were not made.

For additional information on our related material risks, see Item 1A., Risk Factors.

Freight Costs and Constraints
During fiscal 2021, we experienced strong demand trends related to COVID-19 in several of our product categories, especially with respect to thermometry, air filtration, water filtration and various products within Housewares, which caused demand to outpace supply and in some cases resulted in out of stocks. Additionally, surges in demand for certain products and shifts in shopping patterns related to COVID-19, as well as other factors, have strained the global freight network, which resulted in carrier-imposed capacity restrictions, carrier delays, and longer lead times. More recently, demand for Chinese imports has caused shipment receiving and unloading backlogs at many U.S. ports that have been unable to keep pace with unprecedented inbound container volume. The situation has been further exacerbated by COVID-19 illness and protocols at many port locations. Due to the backlog and increasing trade imbalance with China, many shipping containers are not being sent back to China, or are being sent to China empty. With continued increases in demand for containers, limited supply and freight vendors bearing the cost of shipping empty containers, the market cost of inbound freight has increased by several multiples compared to calendar year 2020 averages. In addition to increasing cost trends, our third party manufacturing partners are not equipped to hold meaningful amounts of inventory and if shipping container capacity remains limited or unavailable, they could pause manufacturing, which could ultimately impact our ability to meet consumer demand on a timely basis.

Potential Impact of Tariffs
During fiscal 2021, 2020 and 2019, the Office of the U.S. Trade Representative (‘‘USTR’’) imposed, and in certain cases subsequently reduced or removed, additional tariffs on products imported from China. We purchase a high concentration of our products from unaffiliated manufacturers located in China. This concentration exposes us to risks associated with doing business globally, including changes in tariffs. Any alteration of trade agreements and terms between China and the U.S., including limiting trade with China, imposing additional tariffs on imports from China and potentially imposing other restrictions on exports from China to the U.S. may result in further and/or higher tariffs or retaliatory trade measures by China. Furthermore, in certain cases, we have been successful in obtaining tariff exclusions from the USTR on certain products that we import. These exclusions generally expire after a designated period of time and are required to be re-applied for with the USTR. In the case that a tariff exclusion is not granted or renewed, higher tariffs would be assessed on the related products.

Potential Impact of Brexit
The transitional exit of the U.K. from E.U. membership (commonly referred to as “Brexit”) could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations. Negotiations are ongoing to determine the future of trade deals between the U.K. and the E.U. The parties have signed an EU-UK Trade and Cooperation Agreement (the “TCA”), which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the U.K. and the EU. The ultimate effects of Brexit will depend, in part, on how the terms of the TCA take effect in practice and on any other agreements the U.K. may make with the EU. These measures and any future trade negotiations could potentially disrupt the markets we serve and the tax jurisdictions in which we operate, adversely change tax benefits or liabilities in these or other jurisdictions, and cause us to lose customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.

Foreign Currency Exchange Rate Fluctuations
Due to the nature of our operations, we have exposure to the impact of fluctuations in exchange rates from transactions that are denominated in a currency other than our functional currency (the U.S. Dollar). Such transactions include sales, certain inventory purchases and operating expenses. The most significant currencies affecting our operating results are the British Pound, Euro, Canadian Dollar, and Mexican Peso.

Changes in foreign currency exchange rates had an unfavorable impact on consolidated U.S. Dollar reported net sales revenue of approximately $0.4 million, or less than 0.1% for fiscal 2021, $7.0 million, or 0.4% for fiscal 2020, and $1.2 million, or 0.1% for fiscal 2019.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 79% of our consolidated net sales revenue in both fiscal 2021 and 2020 were from U.S. shipments compared to 78% of consolidated net sales revenue in fiscal 2019.

Our concentration of sales reflects the evolution of consumer shopping preferences to online or multichannel shopping experiences. For fiscal 2021, 2020 and 2019, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 26%, 24% and 19%, respectively, of our total consolidated net sales revenue and grew approximately 32%, 34% and 28%, respectively, over the prior fiscal year periods.

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

Variability of the Cough/Cold/Flu Season
Sales in several of our Health & Home segment categories are highly correlated to the severity of winter weather and cough/cold/flu incidence. In the U.S., the cough/cold/flu season historically runs from November through March, with peak activity normally in January to March. The 2020-2021 cough/cold/flu season experienced historically low incidence levels due to COVID-19 prevention measures including mask-wearing, remote learning, work from home, and reduced travel, brick and mortar shopping, and group gatherings. For the 2019-2020 season, cough/cold/flu incidence was slightly higher than the 2018-2019 season, which was a below average season.

Results of Operations
The following table provides selected operating data, in U.S. Dollars, as a percentage of net sales revenue, and as a year-over-year percentage change.

	Fiscal Years Ended Last Day of February,			% of Sales Revenue, net			% Change
(in thousands)	2021 (1)	2020 (1)	2019	2021	2020	2019	21/20	20/19
Sales revenue by segment, net
Housewares	$727,354	$640,965	$523,807	34.7%	37.5%	33.5%	13.5%	22.4%
Health & Home	890,191	685,397	695,217	42.4%	40.1%	44.4%	29.9%	(1.4)%
Beauty	481,254	381,070	345,127	22.9%	22.3%	22.1%	26.3%	10.4%
Total sales revenue, net	2,098,799	1,707,432	1,564,151	100.0%	100.0%	100.0%	22.9%	9.2%
Cost of goods sold	1,171,497	972,966	923,045	55.8%	57.0%	59.0%	20.4%	5.4%
Gross profit	927,302	734,466	641,106	44.2%	43.0%	41.0%	26.3%	14.6%
SG&A	637,012	511,902	438,141	30.4%	30.0%	28.0%	24.4%	16.8%
Asset impairment charges	8,452	41,000	—	0.4%	2.4%	—%	(79.4)%	*
Restructuring charges	350	3,313	3,586	—%	0.2%	0.2%	(89.4)%	(7.6)%
Operating income	281,488	178,251	199,379	13.4%	10.4%	12.7%	57.9%	(10.6)%
Non-operating income, net	559	394	340	—%	—%	—%	41.9%	15.9%
Interest expense	12,617	12,705	11,719	0.6%	0.7%	0.7%	(0.7)%	8.4%
Income before income tax	269,430	165,940	188,000	12.8%	9.7%	12.0%	62.4%	(11.7)%
Income tax expense	15,484	13,607	13,776	0.7%	0.8%	0.9%	13.8%	(1.2)%
Income from continuing operations	253,946	152,333	174,224	12.1%	8.9%	11.1%	66.7%	(12.6)%
Loss from discontinued operations (2)	—	—	(5,679)	—%	—%	(0.4)%	—%	*
Net income	$253,946	$152,333	$168,545	12.1%	8.9%	10.8%	66.7%	(9.6)%

(1)Fiscal 2020 includes approximately 5 weeks of incremental operating results from Drybar Products, acquired on January 23, 2020, and fiscal 2021 includes a full year of operating results. For additional information see Note 8 to the accompanying consolidated financial statements.

(2)During fiscal 2018, we divested our Nutritional Supplements segment, which is reported as discontinued operations for all periods presented. For additional information see Note 5 to the accompanying consolidated financial statements.

*    Calculation is not meaningful.

Fiscal 2021 Financial Results

•Consolidated net sales revenue increased 22.9%, or $391.4 million, to $2,098.8 million compared to $1,707.4 million for the same period last year.

•Consolidated operating income increased 57.9%, or $103.2 million, to $281.5 million, compared to $178.3 million for the same period last year. Consolidated operating margin increased 3.0 percentage points to 13.4%, compared to 10.4% for the same period last year. Consolidated operating income for fiscal 2021 includes pre-tax non-cash asset impairment charges of $8.5 million and pre-tax restructuring charges of $0.4 million related to Project Refuel. Consolidated operating income for fiscal 2020 included pre-tax non-cash asset impairment charges of $41.0 million, pre-tax restructuring charges of $3.3 million related to Project Refuel, and pre-tax acquisition-related expenses of $2.5 million.

•Consolidated adjusted operating income increased 24.2%, or $65.1 million, to $334.4 million, compared to $269.3 million for the same period last year. Consolidated adjusted operating margin increased 0.1 percentage point to 15.9% of consolidated net sales revenue, compared to 15.8% for the same period last year.

•Income from continuing operations increased 66.7%, or $101.6 million, to $253.9 million, compared to $152.3 million for the same period last year. Diluted EPS from continuing operations increased 67.4% to $10.08, compared to $6.02 for the same period last year.

•Adjusted income from continuing operations increased 24.7% to $293.7 million, compared to $235.6 million for the same period last year. Adjusted diluted EPS from continuing operations increased 25.3% to $11.65, compared to $9.30 for the same period last year.

•Net income increased 66.7%, or $101.6 million, to $253.9 million, compared to $152.3 million for the same period last year. Diluted EPS was $10.08, compared to $6.02 for the same period last year.

Fiscal 2020 Financial Results

•Consolidated net sales revenue increased 9.2%, or $143.3 million, to $1,707.4 million in fiscal 2020, compared to $1,564.2 million in fiscal 2019.

•Consolidated operating income decreased 10.6%, or $21.1 million, to $178.3 million in fiscal 2020, compared to $199.4 million in fiscal 2019. Consolidated operating margin decreased 2.3 percentage points to 10.4% in fiscal 2020, compared to 12.7% in fiscal 2019. Consolidated operating income for fiscal 2020 included pre-tax non-cash asset impairment charges of $41.0 million, pre-tax restructuring charges of $3.3 million related to Project Refuel, and pre-tax acquisition-related expenses of $2.5 million. Consolidated operating income for fiscal 2019 included pre-tax restructuring charges of $3.6 million.

•Consolidated adjusted operating income increased 12.6%, or $30.1 million, to $269.3 million in fiscal 2020, compared to $239.2 million in fiscal 2019. Consolidated adjusted operating margin increased 0.5 percentage points to 15.8% of consolidated net sales revenue in fiscal 2020, compared to 15.3% in fiscal 2019.

•Income from continuing operations decreased 12.6%, or $21.9 million, to $152.3 million in fiscal 2020, compared to $174.2 million in fiscal 2019. Diluted EPS from continuing operations decreased 9.1% to $6.02 in fiscal 2020, compared to $6.62 in fiscal 2019.

•Adjusted income from continuing operations increased 11.1% to $235.6 million in fiscal 2020, compared to $212.1 million in fiscal 2019. Adjusted diluted EPS from continuing operations increased 15.4% to $9.30 in fiscal 2020, compared to $8.06 in fiscal 2019.

•There were no results from discontinued operations in fiscal 2020, compared to a loss from discontinued operations of $5.7 million, or $0.22 per diluted share, in fiscal 2019.

•Net income was $152.3 million in fiscal 2020, compared to $168.5 million in fiscal 2019. Diluted EPS was $6.02 in fiscal 2020, compared to $6.41 in fiscal 2019.

Consolidated and Segment Net Sales Revenue

The following tables summarize the impact that Organic business, foreign currency, and acquisitions had on our net sales revenue by segment:

	Fiscal Year Ended Last Day of February,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2020 sales revenue, net	$640,965	$685,397	$381,070	$1,707,432
Organic business	85,916	202,786	57,110	345,812
Impact of foreign currency	473	2,008	(2,926)	(445)
Acquisition (1)	—	—	46,000	46,000
Change in sales revenue, net	86,389	204,794	100,184	391,367
Fiscal 2021 sales revenue, net	$727,354	$890,191	$481,254	$2,098,799

Total net sales revenue growth (decline)	13.5%	29.9%	26.3%	22.9%
Organic business	13.4%	29.6%	15.0%	20.3%
Impact of foreign currency	0.1%	0.3%	(0.8)%	—%
Acquisition	—%	—%	12.1%	2.7%

	Fiscal Year Ended Last Day of February,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2019 sales revenue, net	$523,807	$695,217	$345,127	$1,564,151
Organic business	118,446	(5,349)	31,157	144,254
Impact of foreign currency	(1,288)	(4,471)	(1,253)	(7,012)
Acquisition (1)	—	—	6,039	6,039
Change in sales revenue, net	117,158	(9,820)	35,943	143,281
Fiscal 2020 sales revenue, net	$640,965	$685,397	$381,070	$1,707,432

Total net sales revenue growth (decline)	22.4%	(1.4)%	10.4%	9.2%
Organic business	22.6%	(0.8)%	9.0%	9.2%
Impact of foreign currency	(0.2)%	(0.6)%	(0.4)%	(0.4)%
Acquisition	—%	—%	1.7%	0.4%

(1)On January 23, 2020, we completed the acquisition of Drybar Products. As such, fiscal 2020 includes approximately 5 weeks of operating results from Drybar Products. Drybar Products sales prior to the first annual anniversary of the acquisition are reported in Acquisition in fiscal 2021 and consist of approximately 47 weeks of incremental operating results. For additional information see Note 8 to the accompanying consolidated financial statements.

In the above tables, Organic business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand was acquired, excluding the impact that foreign currency remeasurement had on reported net sales revenue. Net sales revenue from internally developed brands or product lines is considered Organic business activity.

We define Core business as strategic business that we expect to be an ongoing part of our operations, and Non-Core business as business or assets (including assets held for sale) that we expect to divest within a year of its designation as Non-Core. During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Personal Care business. As a result, sales from our Personal Care business are included in Non-Core business for all periods presented.

The following tables summarize the impact that Core business and Non-Core (Personal Care) business had on our net sales revenue by segment:

	Fiscal Year Ended Last Day of February,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2020 sales revenue, net	$640,965	$685,397	$381,070	$1,707,432
Core business	86,389	204,794	114,176	405,359
Non-Core business (Personal Care)	—	—	(13,992)	(13,992)
Change in sales revenue, net	86,389	204,794	100,184	391,367
Fiscal 2021 sales revenue, net	$727,354	$890,191	$481,254	$2,098,799

Total net sales revenue growth (decline)	13.5%	29.9%	26.3%	22.9%
Core business	13.5%	29.9%	30.0%	23.7%
Non-Core business (Personal Care)	—%	—%	(3.7)%	(0.8)%

	Fiscal Year Ended Last Day of February,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2019 sales revenue, net	$523,807	$695,217	$345,127	$1,564,151
Core business	117,158	(9,820)	46,796	154,134
Non-Core business (Personal Care)	—	—	(10,853)	(10,853)
Change in sales revenue, net	117,158	(9,820)	35,943	143,281
Fiscal 2020 sales revenue, net	$640,965	$685,397	$381,070	$1,707,432

Total net sales revenue growth (decline)	22.4%	(1.4)%	10.4%	9.2%
Core business	22.4%	(1.4)%	13.6%	9.9%
Non-Core business (Personal Care)	—%	—%	(3.1)%	(0.7)%

Leadership Brand and Other Net Sales Revenue

The following table summarizes our Leadership Brand and other net sales revenue:

	Fiscal Years Ended Last Day of February,			$ Change		% Change
(in thousands)	2021	2020	2019	21/20	20/19	21/20	20/19
Leadership Brand sales revenue, net (1)	$1,706,545	$1,360,059	$1,243,600	$346,486	$116,459	25.5%	9.4%
All other sales revenue, net	392,254	347,373	320,551	44,881	26,822	12.9%	8.4%
Total sales revenue, net	$2,098,799	$1,707,432	$1,564,151	$391,367	$143,281	22.9%	9.2%

(1)Fiscal 2021 includes a full year of operating results from Drybar Products, acquired on January 23, 2020, compared to approximately five weeks of operating results in fiscal 2020. For additional information see Note 8 to the accompanying consolidated financial statements.

Consolidated Net Sales Revenue

Comparison of Fiscal 2021 to 2020
Consolidated net sales revenue increased $391.4 million, or 22.9%, to $2,098.8 million, compared to $1,707.4 million. Growth was driven by an Organic business increase of $345.8 million, or 20.3%, primarily due to:
•growth in consolidated online sales;
•an increase in consolidated international sales; and
•higher consolidated brick and mortar sales.

The Drybar Products acquisition also contributed $46.0 million, or 2.7%, to consolidated net sales revenue growth.

These factors were partially offset by:
•the impact of COVID-19 related store closures and lower store traffic at certain retail customers;
•a soft back-to-school season due to COVID-19 related school closures; and
•a net sales revenue decline in Non-Core business.

Net sales revenue from our Leadership Brands was $1,706.5 million, compared to $1,360.1 million, representing growth of 25.5%.

Comparison of Fiscal 2020 to 2019
Consolidated net sales revenue increased $143.3 million, or 9.2%, to $1,707.4 million, compared to $1,564.2 million. Growth was driven by an Organic business increase of $144.3 million, or 9.2%, primarily due to:
•growth in consolidated online sales;
•an increase in brick and mortar sales in our Housewares segment; and
•an increase in sales in the appliance category in the Beauty segment.

The Drybar Products acquisition also contributed $6.0 million, or 0.4%, to consolidated net sales revenue growth.

These factors were partially offset by:
•a decline in Non-Core business within the Beauty segment;
•lower sales in our Health & Home segment; and
•the unfavorable impact from foreign currency fluctuations of approximately $7.0 million, or 0.4%.

Net sales revenue from our Leadership Brands was $1,360.1 million, compared to $1,243.6 million, representing growth of 9.4%.

Segment Net Sales Revenue
Housewares

Comparison of Fiscal 2021 to 2020
Net sales revenue increased $86.4 million, or 13.5%, to $727.4 million, compared to $641.0 million. Growth was driven by an Organic business increase of $85.9 million, or 13.4%, primarily due to:
•higher demand for OXO brand products as consumers spent more time at home cooking, cleaning, organizing and pantry loading in response to COVID-19, which resulted in increases in both online and brick and mortar sales;
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

Comparison of Fiscal 2020 to 2019
Net sales revenue increased $117.2 million, or 22.4%, to $641.0 million, compared to $523.8 million. Growth was driven by an Organic business increase of $118.4 million, or 22.6%, primarily due to:
•point of sale growth with existing domestic brick and mortar customers;
•an increase in online sales; and
•new product introductions.

These factors were partially offset by lower international sales and the unfavorable impact from foreign currency fluctuations of approximately $1.3 million, or 0.2%.

Health & Home

Comparison of Fiscal 2021 to 2020
Net sales revenue increased $204.8 million, or 29.9%, to $890.2 million compared to $685.4 million. The increase was primarily driven by an Organic business increase of $202.8 million, or 29.6%, primarily due to strong consumer demand for healthcare and healthy living products in domestic and international markets, in both brick and mortar and online channels, mainly attributable to COVID-19, and air purifier demand further driven by greater wildfire activity on the west coast of the U.S.

These factors were partially offset by declines in non-strategic product categories.

Comparison of Fiscal 2020 to 2019
Net sales revenue decreased $9.8 million, or 1.4%, to $685.4 million compared to $695.2 million. The decline was mostly driven by an Organic business decrease of $5.3 million, or 0.8%, primarily due to:
•lower domestic sales driven by net distribution changes year-over-year;
•the unfavorable comparative impacts of more wildfire activity in fiscal 2019; and
•lower international sales.

Net sales revenue was also unfavorably impacted by net foreign currency fluctuations of approximately $4.5 million, or 0.6%.

These factors were partially offset by new product introductions and increased demand for certain products, particularly thermometers, related to the global impact of COVID-19 late in the fourth quarter.

Beauty

Comparison of Fiscal 2021 to 2020
Net sales revenue increased $100.2 million, or 26.3%, to $481.3 million compared to $381.1 million. The increase was driven by an Organic business increase of $57.1 million, or 15.0%, as well as the net sales revenue contribution of $46.0 million, or 12.1% growth from the acquisition of Drybar Products. The Organic business increase primarily reflects:
•growth in the appliance category driven by the strength of the One-Step family of products;
•expanded distribution, primarily in the club channel; and
•an increase in international sales.

These factors were partially offset by
•a net sales revenue decline in Non-Core business; and
•the closure of key domestic customers, lower brick and mortar store traffic, and lower overall discretionary demand due to high unemployment and consumer uncertainty as a result of COVID-19.

Net sales revenue was also unfavorably impacted by net foreign currency fluctuations of approximately $2.9 million, or 0.8%.

Comparison of Fiscal 2020 to 2019
Net sales revenue increased $35.9 million, or 10.4%, to $381.1 million compared to $345.1 million. The increase was driven by an increase in Organic business of $31.2 million, or 9.0%, primarily due to:
•increased demand in the appliance category;
•growth in the online channel; and
•an increase in international sales.

Net sales revenue growth also benefited from approximately 5 weeks of net sales revenue of $6.0 million, or 1.7%, from the Drybar Products acquisition.

These factors were partially offset by a decline in net sales revenue in Non-Core business and the unfavorable impact of net foreign currency fluctuations of approximately $1.3 million, or 0.4%.

Consolidated Gross Profit Margin

Comparison of Fiscal 2021 to 2020
Consolidated gross profit margin increased 1.2 percentage points to 44.2%, compared to 43.0%. The increase in consolidated gross profit margin was primarily due to:
•a favorable product mix within the Health & Home segment and the Organic Beauty business;
•the favorable impact of the Drybar Products acquisition; and
•a favorable channel mix within the Housewares segment.

These factors were partially offset by:
•an unfavorable product mix in the Housewares segment;
•higher inbound freight expense; and
•the unfavorable comparative impact of tariff exclusion refunds received in the prior year period.

Comparison of Fiscal 2020 to 2019
Consolidated gross profit margin increased 2.0 percentage points to 43.0%, compared to 41.0%. The increase in consolidated gross profit margin was primarily due to:
•a higher mix of Housewares sales at a higher overall gross profit margin;
•a favorable product and channel mix within the Housewares segment;
•tariff exclusion refunds received for certain duties expensed in the second half of fiscal 2019 and the first quarter of fiscal 2020; and
•a lower mix of shipments made on a direct import basis.

These factors were partially offset by:
•unfavorable foreign currency fluctuations;
•the dilutive impact of higher tariffs; and
•higher inbound freight expense.

Consolidated SG&A

Comparison of Fiscal 2021 to 2020
Consolidated SG&A ratio increased 0.4 percentage points to 30.4%, compared to 30.0%. The increase in the consolidated SG&A ratio was primarily due to:
•increased marketing and new product development expense;
•increased freight and distribution expense;
•increased legal, patent defense and other professional fees;
•increased customer chargeback activity; and
•higher performance-based annual and long-term incentive compensation expense.

These factors were partially offset by:

•the impact that higher overall net sales revenue had on operating leverage;
•lower personnel expense as a percentage of sales due to COVID-19 cost reduction initiatives that were in place during the first half of fiscal 2021;
•lower amortization expense; and
•travel expense reductions due to COVID-19.

Comparison of Fiscal 2020 to 2019
Consolidated SG&A ratio increased 2.0 percentage points to 30.0%, compared to 28.0%. The increase in the consolidated SG&A ratio was primarily due to:
•higher short- and long-term performance-based incentive compensation expense;
•higher advertising expense;
•higher freight and distribution expense; and
•higher amortization expense.

These factors were partially offset by the impact from tariff related pricing actions taken with retail customers and the favorable impact of foreign currency exchange and forward contract settlements.

Asset Impairment Charges

Fiscal 2021
As a result of our quarterly impairment evaluation of long-lived assets held for sale, we recorded a non-cash asset impairment charge of $8.5 million ($7.4 million after tax) to reduce the goodwill of our Personal Care business during the fourth quarter of fiscal 2021.

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

Restructuring Charges

Fiscal 2021
We incurred $0.4 million of pre-tax restructuring costs related to employee severance and termination benefits and contract termination costs under Project Refuel. During fiscal 2021, we made total cash restructuring payments of $1.1 million and had a remaining liability of $0.1 million as of February 28, 2021.

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

Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment

In order to provide a better understanding of the impact of certain items on our operating income, the tables that follow report the comparative pre-tax impact of non‐cash asset impairment charges, acquisition-related expenses, restructuring charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods presented below. Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended February 28, 2021
(in thousands)	Housewares		Health & Home		Beauty (1)		Total
Operating income, as reported (GAAP)	$122,487	16.8%	$94,103	10.6%	$64,898	13.5%	$281,488	13.4%
Asset impairment charges	—	—%	—	—%	8,452	1.8%	8,452	0.4%
Restructuring charges	249	—%	(6)	—%	107	—%	350	—%
Subtotal	122,736	16.9%	94,097	10.6%	73,457	15.3%	290,290	13.8%
Amortization of intangible assets	2,055	0.3%	8,611	1.0%	6,977	1.4%	17,643	0.8%
Non-cash share-based compensation	10,278	1.4%	9,191	1.0%	6,949	1.4%	26,418	1.3%
Adjusted operating income (non-GAAP)	$135,069	18.6%	$111,899	12.6%	$87,383	18.2%	$334,351	15.9%

	Fiscal Year Ended February 29, 2020
(in thousands)	Housewares		Health & Home		Beauty (1)		Total
Operating income (loss), as reported (GAAP)	$123,135	19.2%	$68,166	9.9%	$(13,050)	(3.4)%	$178,251	10.4%
Acquisition-related expenses	—	—%	—	—%	2,546	0.7%	2,546	0.1%
Asset impairment charges	—	—%	—	—%	41,000	10.8%	41,000	2.4%
Restructuring charges	1,351	0.2%	93	—%	1,869	0.5%	3,313	0.2%
Subtotal	124,486	19.4%	68,259	10.0%	32,365	8.5%	225,110	13.2%
Amortization of intangible assets	2,055	0.3%	10,539	1.5%	8,677	2.3%	21,271	1.2%
Non-cash share-based compensation	7,218	1.1%	9,717	1.4%	5,994	1.6%	22,929	1.3%
Adjusted operating income (non-GAAP)	$133,759	20.9%	$88,515	12.9%	$47,036	12.3%	$269,310	15.8%

	Fiscal Year Ended February 28, 2019
(in thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$100,743	19.2%	$68,448	9.8%	$30,188	8.7%	$199,379	12.7%
Restructuring charges	926	0.2%	686	0.1%	1,974	0.6%	3,586	0.2%
Subtotal	101,669	19.4%	69,134	9.9%	32,162	9.3%	202,965	13.0%
Amortization of intangible assets	1,980	0.4%	10,925	1.6%	1,299	0.4%	14,204	0.9%
Non-cash share-based compensation	7,974	1.5%	9,204	1.3%	4,875	1.4%	22,053	1.4%
Adjusted operating income (non-GAAP)	$111,623	21.3%	$89,263	12.8%	$38,336	11.1%	$239,222	15.3%

(1)Fiscal 2021 includes a full year of operating results from Drybar Products, acquired on January 23, 2020, compared to approximately five weeks of operating results in fiscal 2020. For additional information see Note 8 to the accompanying consolidated financial statements.

Consolidated Operating Income

Comparison of Fiscal 2021 to 2020
Consolidated operating income was $281.5 million, or 13.4% of net sales revenue, compared to $178.3 million, or 10.4% of net sales revenue. Fiscal 2021 includes pre-tax non-cash asset impairment charges of $8.5 million and pre-tax restructuring charges of $0.4 million, compared to pre-tax non-cash asset impairment charges of $41.0 million, pre-tax restructuring charges of $3.3 million and pre-tax acquisition-related expenses of $2.5 million in the same period last year. The effect of these items favorably impacted the year-over-year comparison of consolidated operating margin by a combined 2.3 percentage points. The remaining 0.6 percentage points increase in consolidated operating margin was primarily driven by:
•the favorable impact that higher overall net sales revenue had on operating leverage;
•a favorable product mix within Health & Home and the Organic Beauty business;
•a favorable channel mix within the Housewares segment;
•lower personnel expense as a percentage of sales due to COVID-19 cost reduction initiatives that were in place during the first half of fiscal 2021;
•lower amortization expense; and
•travel expense reductions due to COVID-19.

These factors were partially offset by:
•an unfavorable product mix in the Housewares segment;
•the unfavorable comparative impact of tariff exclusion refunds received in the prior year period;
•increased inbound freight expense;
•increased marketing and new product development expense;
•increased freight and distribution expense; and
•higher performance-based annual and long-term incentive compensation expense.

Consolidated adjusted operating income increased 24.2% to $334.4 million, or 15.9% of net sales revenue, compared to $269.3 million, or 15.8% of net sales revenue.

Comparison of Fiscal 2020 to 2019
Consolidated operating income was $178.3 million, or 10.4% of net sales revenue, compared to $199.4 million, or 12.7% of net sales revenue. Fiscal 2020 included pre-tax non-cash asset impairment charges of $41.0 million, pre-tax acquisition-related charges of $2.5 million and pre-tax restructuring charges of $3.3 million, compared to pre-tax restructuring charges of $3.6 million in fiscal 2019. The effect of these items in both years unfavorably impacted the year-over-year comparison of consolidated operating margin by a combined 2.5 percentage points. The remaining increase in consolidated operating margin was driven by:
•tariff exclusion refunds received for certain duties expensed in the second half of fiscal 2019;
•a higher mix of Housewares sales at a higher overall operating margin;
•a favorable product and channel mix within the Housewares segment; and
•the favorable impact of increased operating leverage from net sales growth.

These factors were partially offset by:
•higher short- and long-term performance-based incentive compensation expense;
•higher advertising expense;
•higher freight and distribution expense;
•higher amortization expense; and
•the net unfavorable impact of foreign currency fluctuations.

Consolidated adjusted operating income increased 12.6% to $269.3 million, or 15.8% of net sales revenue, compared to $239.2 million, or 15.3% of net sales revenue.

Housewares

Comparison of Fiscal 2021 to 2020
Operating income was $122.5 million, or 16.8% of segment net sales revenue, compared to $123.1 million, or 19.2% of segment net sales revenue. The 2.4 percentage point decrease in segment operating margin was primarily due to:
•a less favorable product mix;
•higher inbound freight expense;
•higher outbound freight and distribution expense to support strong demand;
•increased customer chargeback activity;
•increased marketing expense;
•higher royalty expense; and
•increased legal, patent defense and other professional fees.

These factors were partially offset by:
•the favorable impact that higher overall net sales revenue had on operating leverage;
•a more favorable channel mix;
•lower personnel expense as a percentage of sales due to COVID-19 cost reduction initiatives that were in place during the first half of fiscal 2021; and
•travel expense reductions due to COVID-19.

Adjusted operating income increased 1.0% to $135.1 million, or 18.6% of segment net sales revenue, compared to $133.8 million, or 20.9% of segment net sales revenue.

Comparison of Fiscal 2020 to 2019
Operating income was $123.1 million, or 19.2% of segment net sales revenue, compared to $100.7 million, or 19.2% of segment net sales revenue. Segment operating margin remained the same in both periods as the margin impact of a more favorable product and channel mix was offset by:
•higher freight and distribution center expense to support increased retail customer shipments and strong direct-to-consumer demand;
•higher annual incentive compensation expense;
•higher advertising expense; and
•the favorable impact of increased operating leverage from net sales revenue growth.

Segment adjusted operating income increased 19.8% to $133.8 million, or 20.9% of segment net sales revenue, compared to $111.6 million, or 21.3% of segment net sales revenue.

Health & Home

Comparison of Fiscal 2021 to 2020
Operating income was $94.1 million, or 10.6% of segment net sales revenue, compared to $68.2 million, or 9.9% of segment net sales revenue. The 0.7 percentage point increase in segment operating margin is primarily due to:
•the favorable impact that higher overall net sales revenue had on operating leverage;
•lower personnel expense as a percentage of sales due to COVID-19 cost reduction initiatives in place during the first half of fiscal 2021; and
•the impact of a more favorable product mix.

These factors were partially offset by:
•higher marketing and new product development expenses;
•the unfavorable comparative impact of tariff exclusion refunds received in the prior year period;
•higher inbound freight expense;
•higher outbound freight and distribution expense to support increased retail customer shipments;
•increased customer chargeback activity; and
•higher performance-based annual incentive compensation expense.

Adjusted operating income increased 26.4% to $111.9 million, or 12.6% of segment net sales revenue, compared to $88.5 million, or 12.9% of segment net sales revenue.

Comparison of Fiscal 2020 to 2019
Operating income was $68.2 million, or 9.9% of segment net sales revenue, compared to $68.4 million, or 9.8% of segment net sales revenue. The 0.1 percentage point increase in segment operating margin was primarily due to:
•tariff exclusion refunds received for certain duties expensed in the second half of fiscal 2019; and
•lower advertising expense.

These factors were partially offset by:
•higher royalty expense;
•the dilutive impact of tariff increases;
•higher share-based compensation expense;
•the net unfavorable impact of foreign currency fluctuations; and
•unfavorable operating leverage from the decline in sales.

Segment adjusted operating income decreased 0.8% to $88.5 million, or 12.9% of segment net sales revenue, compared to $89.3 million, or 12.8% of segment net sales revenue.

Beauty

Comparison of Fiscal 2021 to 2020
Operating income was $64.9 million, or 13.5% of segment net sales revenue, compared to operating loss of $13.1 million, or 3.4% of segment net sales revenue. Operating income in fiscal 2021 includes pre-tax non-cash asset impairment charges of $8.5 million and pre-tax restructuring charges of $0.1 million. Operating loss in fiscal 2020 included $41.0 million of pre-tax non-cash asset impairment charges, $2.5 million of pre-tax acquisition-related expenses and $1.9 million of pre-tax restructuring charges. The effect of these items favorably impacted the year-over-year comparison of segment operating margin by 10.2 percentage points. The remaining 6.8 percentage point increase in segment operating margin was primarily due to:
•the favorable impact that higher overall net sales revenue had on operating leverage;
•a more favorable product mix;
•reduced royalty expense as a result of the amended and restated Revlon License;
•lower amortization expense; and
•travel expense reductions due to COVID-19.

These factors were partially offset by:
•increased marketing expense;
•higher personnel expense related to the acquisition of Drybar Products;
•higher performance-based annual incentive compensation expense; and
•higher legal and other professional fees.

Adjusted operating income increased 85.8% to $87.4 million, or 18.2% of segment net sales revenue, compared to $47.0 million, or 12.3% of segment net sales revenue.

Comparison of Fiscal 2020 to 2019
Operating loss was $13.1 million, or 3.4% of segment net sales revenue, compared to operating income of $30.2 million, or 8.7% of segment net sales revenue. Operating loss in fiscal 2020 included $41.0 million of pre-tax non-cash asset impairment charges, $2.5 million of pre-tax acquisition-related expenses and $1.9 million of pre-tax restructuring charges. Fiscal 2019 included pre-tax restructuring charges of $2.0 million. The effect of these items unfavorably impacted the year-over-year comparison of operating margin by 11.4 percentage points. The remaining 0.8 percentage point decline in segment operating margin was primarily due to:
•higher annual incentive and share-based compensation expense related to short- and long-term performance;
•higher amortization expense;
•the impact of higher freight expense to meet strong demand in the appliance category; and
•the unfavorable margin impact of a lower mix of Personal Care sales.

These factors were partially offset by the favorable impact of increased operating leverage from net sales revenue growth.

Segment adjusted operating income increased 22.7% to $47.0 million, or 12.3% of segment net sales revenue, compared to $38.3 million, or 11.1% of segment net sales revenue.

Interest Expense

Comparison of Fiscal 2021 to 2020
Interest expense was $12.6 million, compared to $12.7 million. The decrease in interest expense was primarily due to lower average interest rates compared to the prior year, partially offset by higher average borrowings outstanding and unfavorable interest rate swap settlements year-over-year.

Comparison of Fiscal 2020 to 2019
Interest expense was $12.7 million, compared to $11.7 million. The increase in interest expense was primarily due to incremental borrowings to fund the acquisition of Drybar Products on January 23, 2020, unfavorable interest rate swap settlements year-over-year and higher deferred financing costs.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act is an emergency economic stimulus package in response to the COVID-19 outbreak that contains numerous tax provisions. Among other things, the CARES Act included technical corrections to the effective date language in the Tax Cuts and Jobs Act, enacted into law on December 22, 2017 (the “Tax Act”), related to net operating loss carrybacks.

Upon the enactment of the Tax Act in fiscal 2018, there was a net operating loss on our balance sheet, which was measured using the U.S. statutory tax rate in effect prior to enactment. As a result of the Tax Act, we were required to record a one-time charge of $17.9 million in fiscal 2018, which included a charge of $9.4 million to remeasure the net operating loss at the reduced rate at which it was expected to reverse in the future. The CARES Act effectively reversed the impact of the Tax Act on our net operating loss, resulting in a corresponding tax benefit of $9.4 million recorded in the first quarter of fiscal 2021. Fiscal 2021 income tax expense as a percentage of income before income tax was 5.7% compared to income tax expense of 8.2% for fiscal 2020, primarily due to this benefit. Income tax expense for fiscal 2021 also includes other discrete benefits to include reductions of U.S. BEAT tax (Base Erosion and Anti-Abuse) and GILTI tax (Global Intangible Low-Tax Income), the recognition of excess tax benefits from share-based compensation settlements, and one-time benefits related to the transition of our Macau entity from offshore to onshore status, partially offset by increases in liabilities related to uncertain tax positions.

During fiscal 2017, we received an assessment from a state tax authority which adjusted taxable income applicable to the particular state resulting from interpretations of certain state income tax provisions applicable to our legal structure. During the time the dispute was ongoing, we believed we accurately reported our taxable income and vigorously protested the assessment through administrative processes with the state. During fiscal 2021, we reached an agreement to settle the $6.0 million assessment in dispute for $0.5 million.

Fiscal 2020 income tax expense as a percentage of income before tax was 8.2% compared to 7.3% in fiscal 2019. The increase in our effective tax rate was primarily due to shifts in the mix of taxable income in our various tax jurisdictions, increases in certain statutory tax rates and the comparative impact of discrete benefits recorded in fiscal 2019.

Our Macau subsidiary generates income from the sale of the goods that it has sourced and procured. This subsidiary is responsible for the sourcing and procurement of a large portion of the products that we sell. We previously had an indefinite tax holiday in Macau conditioned on the subsidiary meeting certain employment and investment thresholds. The Macau Offshore Law and its supplementary regulations that grant tax incentives to approved offshore institutions was abolished on January 1, 2021. Existing approved offshore institutions such as ours continued to operate under the offshore regime until the end of the calendar year 2020. Beginning in calendar year 2021, our Macau subsidiary transitioned to onshore status and is now subject to a statutory corporate income tax of approximately 12%. We expect the impact of this change to increase our overall effective tax rate by 1.5 to 2.0 percentage points on an annual basis, beginning with our fiscal 2022. Because our Macau subsidiary is not directly or indirectly owned by a U.S. parent, there is no U.S. tax liability associated with the income generated in Macau.

Income from Continuing Operations, Diluted EPS from Continuing Operations, Adjusted Income from Continuing Operations (non-GAAP), and Adjusted Diluted EPS from Continuing Operations (non-GAAP)

In order to provide a better understanding of the impact of certain items on our income and diluted EPS from continuing operations, the tables that follow report the comparative after-tax impact of non-cash asset impairment charges, acquisition-related expenses, restructuring charges, tax reform, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on income and diluted EPS from continuing operations for the periods presented below. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended February 28, 2021
	Income From Continuing Operations			Diluted EPS From Continuing Operations
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$269,430	$15,484	$253,946	$10.69	$0.61	$10.08
Asset impairment charges	8,452	1,009	7,443	0.34	0.04	0.30
Restructuring charges	350	2	348	0.01	—	0.01
Tax reform	—	9,357	(9,357)	—	0.37	(0.37)
Subtotal	278,232	25,852	252,380	11.04	1.03	10.02
Amortization of intangible assets	17,643	865	16,778	0.70	0.03	0.67
Non-cash share-based compensation	26,418	1,926	24,492	1.05	0.08	0.97
Adjusted (non-GAAP)	$322,293	$28,643	$293,650	$12.79	$1.14	$11.65

Weighted average shares of common stock used in computing diluted EPS						25,196

	Fiscal Year Ended February 29, 2020
	Income From Continuing Operations			Diluted EPS From Continuing Operations
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$165,940	$13,607	$152,333	$6.55	$0.54	$6.02
Acquisition-related expenses	2,546	38	2,508	0.10	—	0.10
Asset impairment charges	41,000	4,574	36,426	1.62	0.18	1.44
Restructuring charges	3,313	161	3,152	0.13	0.01	0.12
Subtotal	212,799	18,380	194,419	8.40	0.73	7.68
Amortization of intangible assets	21,271	1,245	20,026	0.84	0.05	0.79
Non-cash share-based compensation	22,929	1,803	21,126	0.91	0.07	0.83
Adjusted (non-GAAP)	$256,999	$21,428	$235,571	$10.15	$0.85	$9.30

Weighted average shares of common stock used in computing diluted EPS						25,322

	Fiscal Year Ended February 28, 2019
	Income From Continuing Operations			Diluted EPS From Continuing Operations
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$188,000	$13,776	$174,224	$7.15	$0.52	$6.62
Restructuring charges	3,586	215	3,371	0.14	0.01	0.13
Subtotal	191,586	13,991	177,595	7.28	0.53	6.75
Amortization of intangible assets	14,204	372	13,832	0.54	0.01	0.53
Non-cash share-based compensation	22,053	1,395	20,658	0.84	0.05	0.79
Adjusted (non-GAAP)	$227,843	$15,758	$212,085	$8.66	$0.60	$8.06

Weighted average shares of common stock used in computing diluted EPS						26,303

Comparison of Fiscal 2021 to 2020
Income from continuing operations was $253.9 million compared to $152.3 million. Diluted EPS from continuing operations was $10.08 compared to $6.02. Diluted EPS from continuing operations increased primarily due to:
•higher operating income in the Beauty segment, which includes the favorable comparative impact of lower after-tax non-cash asset impairment charges and restructuring charges;
•an increase in operating income in the Health & Home segment;
•a lower effective income tax rate; and
•lower weighted average diluted shares outstanding.

Adjusted income from continuing operations increased $58.1 million, or 24.7%, to $293.7 million compared to $235.6 million. Adjusted diluted EPS from continuing operations increased 25.3% to $11.65 compared to $9.30.

Comparison of Fiscal 2020 to 2019
Income from continuing operations was $152.3 million compared to $174.2 million. Diluted EPS from continuing operations was $6.02 compared to $6.62. Diluted EPS from continuing operations decreased primarily due to after-tax non-cash asset impairment charges of $36.4 million in the Beauty segment and higher interest expense, partially offset by higher operating income in the Housewares segment and the impact of lower weighted average diluted shares outstanding compared to fiscal 2019.

Adjusted income from continuing operations increased $23.5 million, or 11.1%, to $235.6 million compared to $212.1 million. Adjusted diluted EPS from continuing operations increased 15.4% to $9.30 compared to $8.06.

Financial Condition, Liquidity and Capital Resources

Selected measures of our liquidity and capital resources for fiscal 2021 and 2020 are shown below:

	Fiscal Years Ended Last Day of February,
	2021	2020
Accounts receivable turnover (days) (1)	68.6	67.0
Inventory turnover (times) (1)	3.2	3.0
Working capital (in thousands)	$357,045	$343,940
Current ratio	1.6:1	2.0:1
Ending debt to ending equity ratio	27.7%	29.2%
Return on average equity (1)	20.7%	14.0%

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

We principally rely on our cash flow from operations and borrowings under our Credit Agreement (as defined below) to finance our operations, capital and intangible asset expenditures, acquisitions and share repurchases. Historically, our principal uses of cash to fund our operations have included operating expenses, primarily SG&A, and working capital, predominantly for inventory purchases and the extension of credit to our retail customers. We have been able to typically generate positive cash flow from operations sufficient to fund our operating activities. In the past, we have utilized a combination of available cash and existing, or additional, sources of financing to fund strategic acquisitions, share repurchases and capital investments. We generated $314.1 million in cash from continuing operations during fiscal 2021 and had $45.1 million in cash and cash equivalents at February 28, 2021. As of February 28, 2021, the amount of cash and cash equivalents held by our foreign subsidiaries was $33.9 million, of which, an immaterial amount was held in foreign countries where the funds may not be readily convertible into other currencies. Capital and intangible asset expenditures in fiscal 2021 were $98.7 million, which includes $72.5 million for the one-time upfront license fee payment to Revlon for our use of the trademark for the next 100 years. We have no existing activities involving special purpose entities or off-balance sheet financing.

Our anticipated material cash requirements in fiscal 2022 include the following:
•operating expenses, primarily SG&A and working capital predominately for inventory purchases and to carry normal levels of accounts receivable on our balance sheet;
•repayment of a current maturity of long term debt of $1.9 million;
•estimated interest payments of approximately $9.9 million based on outstanding debt obligations, the weighted average interest rates in effect at February 28, 2021, and the impact of our interest rate swaps;
•minimum operating lease payments under existing obligations of approximately $8.4 million;
•minimum royalty payments under existing license agreements of approximately $6.4 million; and
•capital and intangible asset expenditures between approximately $100 million to $125 million to support ongoing operations and future infrastructure needs, including initial construction and equipment expenditures related to a new 2 million square foot distribution center.

Our anticipated material cash requirements beyond fiscal 2022, include the following:
•operating expenses, primarily SG&A and working capital predominately for inventory purchases and to carry normal levels of accounts receivable on our balance sheet;
•outstanding long-term debt obligations maturing between fiscal 2023 and fiscal 2026, in an aggregate principal value of approximately $345.7 million, with $329.0 million of that amount maturing in fiscal 2026 (refer to Note 15 for additional information);
•estimated interest payments of approximately $8.2 million, $7.3 million, $5.0 million and $0.2 million in fiscal 2023, fiscal 2024, fiscal 2025, and fiscal 2026, respectively, based on outstanding debt obligations, the weighted average interest rates in effect at February 28, 2021, and the impact of our interest rate swaps (refer to Note 15 for additional information);
•minimum operating lease payments of approximately $51.8 million over the term of our existing operating lease arrangements (refer to Note 3 for additional information);
•minimum royalty payments of approximately $20.9 million over the term of the existing arrangements (refer to Note 14 for additional information); and
•capital and intangible asset expenditures to support ongoing operations and future infrastructure needs, including construction and equipment expenditures related to a new 2 million square foot distribution center that we expect to be operational sometime in fiscal 2023.

Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements.

We continue to evaluate acquisition opportunities on a regular basis. We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition. We may also elect to repurchase additional shares of common stock under our Board of Directors' authorization, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing. For additional information, see Part II, Item 5., “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in this report.

Operating Activities

Comparison of Fiscal 2021 to 2020
Operating activities from continuing operations provided net cash of $314.1 million compared to $271.3 million. The increase was primarily driven by:
•an increase in cash earnings;
•an increase in accounts payable primarily for inventory; and
•accrued expenses primarily for customer incentives, advertising, annual incentive compensation and freight.

These factors were partially offset by an increase in cash used for inventory.

Comparison of Fiscal 2020 to 2019
Operating activities from continuing operations provided net cash of $271.3 million compared to $200.6 million. The increase was primarily driven by higher cash earnings and a decrease in cash used for inventory. These factors were partially offset by an increase in cash used for receivables.

Investing Activities

Investing activities used cash of $98.7 million, $273.6 million, and $25.2 million in fiscal 2021, 2020 and 2019, respectively.

Highlights from Fiscal 2021
•We made investments in capital and intangible asset expenditures of $98.7 million, primarily for the extension of the Revlon License and use of the trademark royalty-free for the next 100 years, for which we paid a one-time, up-front license fee of $72.5 million. In addition, capital expenditures of $26.2 million were made for molds, production and distribution equipment, information technology equipment, and software.

Highlights from Fiscal 2020
•We acquired Drybar Products for $255.9 million. In addition, we invested in capital expenditures of $17.8 million primarily for leasehold improvements; computers, furniture and other equipment; and tools, molds and other production equipment.

Highlights from Fiscal 2019
•We invested in capital expenditures of $26.4 million primarily for leasehold improvements; computers, furniture and other equipment; tools, molds and other production equipment.

Financing Activities

Financing activities used cash of $194.8 million in fiscal 2021, provided cash of $14.9 million in fiscal 2020, and used cash of $178.9 million in fiscal 2019.

Highlights from Fiscal 2021
•we had draws of $937.4 million under our Credit Agreement;
•we repaid $928.4 million drawn under our Credit Agreement;
•we repaid $1.9 million of long-term debt;
•we paid $3.8 million of financing costs in connection with the amendment of our Credit Agreement; and
•we repurchased and retired 1,030,023 shares of common stock at an average price of $197.37 per share for a total purchase price of $203.3 million through a combination of open market purchases and the settlement of certain stock awards.

Highlights from Fiscal 2020
•we had draws of $771.3 million under our Credit Agreement;
•we repaid $752.5 million drawn under our Credit Agreement;
•we repaid $1.9 million of long-term debt; and
•we repurchased and retired 77,272 shares of common stock at an average price of $131.61 per share for a total purchase price of $10.2 million through the settlement of certain stock awards.

Highlights from Fiscal 2019
•we had draws of $667.3 million under our Credit Agreement;
•we repaid $635.5 million drawn under our Credit Agreement;
•we repaid $1.9 million of long-term debt; and
•we repurchased and retired 1,934,493 shares of common stock at an average price of $112.43 per share for a total purchase price of $217.5 million through a combination of open market purchases and the settlement of certain stock awards associated with employee and director share-based compensation.

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

As of February 28, 2021, the outstanding revolving loan principal balance was $329.0 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $19.2 million. During fiscal 2021, borrowings under the Credit Agreement incurred interest rates ranging from 1.11% to 4.75%. As of February 28, 2021, the amount available for borrowings under the Credit Agreement was $901.8 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of February 28, 2021, these covenants effectively limited our ability to incur more than $874.4 million of additional debt from all sources, including the Credit Agreement, or $901.8 million in the event a qualified acquisition is consummated.

Other Debt Agreements

As of February 28, 2021, we had an aggregate principal balance of $18.6 million (excluding prepaid financing fees) under a loan agreement (the “MBFC Loan”) with the Mississippi Business Finance Corporation (the “MBFC”), which was entered into in connection with the issuance by MBFC of taxable industrial development revenue bonds (the “Bonds”). The borrowings were used to fund construction of our Olive Branch, Mississippi distribution facility. Since March 2018, the MBFC Loan can be called by the holder at any time. The remaining loan balance is payable as follows: $1.9 million annually on March 1, 2021 and 2022; and $14.8 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

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

The Bonds were issued under a Trust Indenture, dated as of March 1, 2013 (as supplemented, the “Indenture”), by and between MBFC and U.S. Bank National Association, as trustee (the “Trustee”). On May 14, 2020, MBFC and U.S. Bank National Association, as Trustee, entered into the Fifth Supplemental Trust Indenture, effective May 14, 2020 (the “Fifth Supplemental Indenture”), with the consent of Kaz USA, Inc. (“Kaz USA”) and Bank of America, N.A., the purchaser of the Bonds. As amended by the Fifth Supplemental Indenture, the Bonds and the related loans to Kaz USA will bear interest at a Base Rate or LIBOR plus a margin based on the Net Leverage Ratio (as defined in the Fifth Supplemental Indenture). The Fifth Supplemental Indenture amended the pricing grid for the LIBOR and Base Rate margins.

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
(2)Computed using the ending debt balances plus outstanding letters of credit as of the latest reported fiscal quarter.
(3)In the event a qualified acquisition is consummated, the maximum leverage ratio is 4.25 to 1.00 for the first fiscal quarter after the qualified acquisition and then steps down until the maximum leverage ratio is 3.75 to 1.00 at the end of the fifth fiscal quarter after the qualified acquisition is consummated.
(4)As defined in the Credit Agreement and Guaranty Agreement.

Critical Accounting Policies and Estimates

The SEC defines critical accounting policies as those that are both most important to the portrayal of a company's financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We consider the following policies to meet this definition and represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements.

Income Taxes
We must make certain estimates and judgments in determining our provision for income tax expense. The provision for income tax expense is calculated on reported income before income taxes based on current tax law and includes, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Tax laws may require items to be included in the determination of taxable income at different times from when the items are reflected in the financial statements. Deferred tax balances reflect the effects of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax bases, as well as from net operating losses and tax credit carryforwards, and are stated at enacted tax rates in effect for the year taxes are expected to be paid or recovered.

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

In addition, the calculation of our tax liabilities requires us to account for uncertainties in the application of complex tax regulations.  We recognize liabilities for uncertain tax positions based on the two-step process prescribed within GAAP. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination by the tax authority based upon its technical merits assuming the tax authority has full knowledge of all relevant information. To be recognized in the financial statements, the tax position must meet this more-likely-than-not threshold. For positions meeting this recognition threshold, the second step requires us to estimate and measure the tax benefit as the largest amount that has greater than a 50 percent likelihood of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, historical experience with similar tax matters, guidance from our tax advisors, and new audit activity. For tax positions that do not meet the threshold requirement, we record liabilities for unrecognized tax benefits as a tax expense or benefit in the period recognized or reversed and disclose as a separate liability in our financial statements, including related accrued interest and penalties. A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period in which the change occurs.

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

Valuation of Inventory
We record inventory on our balance sheet at the lower of average cost or net realizable value. Recording our inventories at the lower of average cost or net realizable value requires us to estimate the point in time at which an item's net realizable value drops below its recorded cost. We regularly review our inventory for slow-moving items and for items that we are unable to sell at prices above their original cost. When we identify such an item, we reduce its book value to the net amount that we expect to realize upon its sale based on our estimate of expected future selling prices less expected disposal costs. This process entails a significant amount of inherent subjectivity and uncertainty.

Goodwill and Indefinite-Lived Intangibles and Related Impairment Testing
A significant portion of our non-current assets consists of goodwill and intangible assets recorded as a result of past acquisitions. Accounting for business combinations requires the use of estimates and assumptions in determining the fair value of assets acquired and liabilities assumed in order to properly allocate the purchase price. Goodwill is recorded as the difference, if any, between the aggregate consideration paid and the fair value of the net tangible and intangible assets received in the acquisition of a business. The estimates of the fair value of the assets acquired and liabilities assumed are based upon assumptions believed to be reasonable using established valuation techniques that consider a number of factors, and when appropriate, valuations performed by independent third-party appraisers.

We review goodwill and indefinite-lived intangible assets for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We consider whether circumstances or conditions exist which suggest that the carrying value of our goodwill and indefinite-lived intangible assets might be impaired. If such circumstances or conditions exist, we perform a qualitative assessment to determine whether it is more likely than not that the assets are impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). If the results of the qualitative assessment indicate that it is more likely than not that the assets are impaired, further steps are required in order to determine whether the carrying value of each reporting unit and indefinite-lived intangible assets exceeds its fair market value. An impairment charge is recognized to the extent the goodwill or indefinite-lived intangible asset recorded exceeds the reporting unit’s or asset's fair value. We perform our annual impairment testing for goodwill and indefinite-lived assets as of the beginning of the fourth quarter of our fiscal year.

Our impairment test methodology primarily uses estimated future discounted cash flow models (“DCF Models”). The DCF Models use a number of assumptions including expected future cash flows from the assets, volatility, risk free rate, and the expected life of the assets, the determination of which require significant judgments from management. In determining the assumptions to be used, we consider the existing rates on Treasury Bills, yield spreads on assets with comparable expected lives, historical volatility of our common stock and that of comparable companies, and general economic and industry trends, among other considerations. When stock market or other conditions warrant, we expand our traditional impairment test methodology to give weight to other methods that provide additional observable market information in order to better reflect the current risk level being incorporated into market prices and in order to corroborate the fair values of each of our reporting units. Management will place increased reliance on these additional methods in conjunction with its DCF Models in the event that the total market capitalization of its stock drops below its consolidated stockholders’ equity balance for a sustained period.

Considerable management judgment is necessary in reaching a conclusion regarding the reasonableness of fair value estimates, evaluating the most likely impact of a range of possible external conditions, considering the resulting operating changes and their impact on estimated future cash flows, determining the appropriate discount factors to use, and selecting and weighting appropriate comparable market level inputs. For both goodwill and indefinite-lived intangible assets, the recoverability of these amounts is dependent upon achievement of our projections and the continued execution of key initiatives related to revenue growth and profitability. The rates used in our projections are management’s estimate of the most likely results over time, given a wide range of potential outcomes. The assumptions and estimates used in our impairment testing involve significant elements of subjective judgment and analysis by our management. While we believe that the assumptions we use are reasonable at the time made, changes in business conditions or other unanticipated events and circumstances may occur that cause actual results to differ materially from projected results and this could potentially require future adjustments to our asset valuations.

Impairment of Long-Lived Assets
We review intangible assets with definite lives and long-lived assets held and used if a triggering event occurs during the reporting period. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value. If our analysis indicates that an individual asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value. We evaluate long-lived assets held for sale quarterly to determine if fair value less cost to sell has changed during the reporting period. This analysis entails a significant amount of judgment and subjectivity. See Note 4 to the accompanying consolidated financial statements for additional information on our assets held for sale impairment analysis.

Economic Useful Lives of Intangible Assets
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

Share-Based Compensation
We account for share-based employee compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all share-based payments to employees, including grants of stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance restricted stock awards (“PSAs”) and performance stock units (“PSUs”), to be measured based on the grant date fair value of the awards. The resulting expense is recognized over the periods during which the employee is required to perform service in exchange for the award. The estimated number of PSUs and PSAs that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

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

New Accounting Guidance

For information on recently adopted and issued accounting pronouncements, see Note 2 to the accompanying consolidated financial statements.

Information Regarding Forward-Looking Statements

Certain written and oral statements in this Form 10-K may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the SEC, in press releases, and in certain other oral and written presentations. Generally, the words “anticipates”, “believes”, “expects”, “plans”, “may”, “will”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “continue”, “intends”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that may occur in the future, including statements related to sales, EPS results, and statements expressing general expectations about future operating results and the effect of COVID-19 on our financial results, cash flows and operations, are forward-looking statements and are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct. Forward-looking statements are subject to risks that could cause them to differ materially from actual results. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We believe that these risks include but are not limited to the risks described in this report under Item 1A., “Risk Factors” and that are otherwise described from time to time in our SEC reports as filed. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Changes in currency exchange rates and interest rates are our primary financial market risks.

Foreign Currency Risk
The U.S. Dollar is the functional currency for the Company and all of its subsidiaries. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. Approximately 12%, 14%, and 13% of our net sales revenue was denominated in foreign currency during fiscal 2021, 2020, and 2019, respectively. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, and Canadian Dollars. We make most of our inventory purchases from the Far East and use the U.S. Dollar for such purchases.

In our consolidated statements of income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign exchange gains and losses are recognized in SG&A. We recorded foreign currency exchange rate net losses in SG&A, including the impact of our cash flow hedges and cross-currency debt swaps, of $0.6 million during fiscal 2021 and net gains of $2.2 million and $1.3 million during fiscal 2020 and 2019, respectively.

We identify foreign currency risk by regularly monitoring our foreign currency denominated transactions and balances. Where operating conditions permit, we reduce our foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

We mitigate certain foreign currency exchange rate risk by using a series of forward contracts and zero-cost collars designated as cash flow hedges and mark-to-market derivatives to protect against the foreign currency exchange rate risk inherent in our forecasted transactions denominated in foreign currencies. Our primary objective in holding derivatives is to reduce the volatility of net earnings, cash flows, and the net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which generally have terms of up to 18 to 24 months. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. We expect that as currency market conditions warrant, and our foreign currency denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against certain potential foreign currency exchange rate losses.

As of February 28, 2021 and February 29, 2020, a hypothetical adverse 10% change in foreign currency exchange rates would reduce the carrying and fair values of our derivatives by $14.2 million and $8.1 million on a pre-tax basis, respectively. This calculation is for risk analysis purposes and does not purport to represent actual losses or gains in fair value that we could incur. It is important to note that the change in value represents the estimated change in fair value of the contracts. Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets. Because the contracts hedge an underlying exposure, we would expect a similar and opposite change in foreign currency exchange rate gains or losses over the same periods as the contracts. Refer to Note 17 to the accompanying consolidated financial statements for further information regarding these instruments.

A significant portion of the products we sell are purchased from third-party manufacturers in China, who source a significant portion of their labor and raw materials in Chinese Renminbi. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years and in fiscal 2021 the Chinese Renminbi strengthened against the U.S. Dollar by approximately 2.0% compared to the average rate during fiscal 2020. If China’s currency continues to fluctuate against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations. Accordingly, there can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, results of operations and financial condition.

Interest Rate Risk
Interest on our outstanding debt as of February 28, 2021 is based on variable floating interest rates. As such, we are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. We hedge against interest rate volatility by using interest rate swaps to hedge a portion of our outstanding floating rate debt. Additionally, our cash and short-term investments generate interest income that will vary based on changes in short-term interest. As of February 28, 2021 and February 29, 2020, a hypothetical adverse 10% change in interest rates would reduce the carrying and fair values of the interest rate swaps by $0.1 million and $0.6 million on a pre-tax basis, respectively. This calculation is for risk analysis purposes and does not purport to represent actual losses or gains in fair value that we could incur. It is important to note that the change in value represents the estimated change in the fair value of the swaps. Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets. Because the swaps hedge an underlying exposure, we would expect a similar and opposite change in floating interest rates over the same periods as the swaps. Refer to Notes 15 and 17 to the accompanying consolidated financial statements for further information regarding our interest rate sensitive assets and liabilities.

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

Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Furthermore, the effectiveness of internal controls may become inadequate because of future changes in conditions, or variations in the degree of compliance with our policies or procedures.

Our management assesses the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of February 28, 2021.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Helen of Troy Limited

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Helen of Troy Limited and subsidiaries (the “Company”) as of February 28, 2021, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2021, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 28, 2021, and our report dated April 29, 2021 expressed an unqualified opinion on those financial statements.

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
April 29, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Helen of Troy Limited

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Helen of Troy Limited and subsidiaries (the “Company”) as of February 28, 2021 and February 29, 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2021, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and February 29, 2020, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 28, 2021, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 29, 2021 expressed an unqualified opinion.

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

Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2008.

Dallas, Texas
April 29, 2021

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except shares and par value)	February 28, 2021	February 29, 2020
Assets
Assets, current:
Cash and cash equivalents	$45,120	$24,467
Receivables - principally trade, less allowances of $998 and $1,461	382,449	348,023
Inventory	481,611	256,311
Prepaid expenses and other current assets	16,170	9,229
Assets held for sale	39,867	44,806
Income taxes receivable	6,720	—
Total assets, current	971,937	682,836

Property and equipment, net of accumulated depreciation of $140,379 and $132,340	136,535	132,107
Goodwill	739,901	739,901
Other intangible assets, net of accumulated amortization of $151,240 and $148,891	357,264	300,952
Operating lease assets	32,533	32,645
Deferred tax assets, net	21,748	14,635
Other assets	3,570	807
Total assets	$2,263,488	$1,903,883

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$334,807	$152,674
Accrued expenses and other current liabilities	271,179	183,157
Income taxes payable	7,022	1,181
Long-term debt, current maturities	1,884	1,884
Total liabilities, current	614,892	338,896

Long-term debt, excluding current maturities	341,746	337,421
Lease liabilities, non-current	38,352	40,861
Deferred tax liabilities, net	5,735	4,224
Other liabilities, non-current	23,416	20,758
Total liabilities	1,024,141	742,160

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 24,405,921 and 25,193,766 shares issued and outstanding	2,441	2,519
Additional paid in capital	283,396	268,043
Accumulated other comprehensive loss	(11,656)	(7,005)
Retained earnings	965,166	898,166
Total stockholders' equity	1,239,347	1,161,723
Total liabilities and stockholders' equity	$2,263,488	$1,903,883

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Income

	Fiscal Years Ended Last Day of February,
(in thousands, except per share data)	2021	2020	2019
Sales revenue, net	$2,098,799	$1,707,432	$1,564,151
Cost of goods sold	1,171,497	972,966	923,045
Gross profit	927,302	734,466	641,106

Selling, general and administrative expense (“SG&A”)	637,012	511,902	438,141
Asset impairment charges	8,452	41,000	—
Restructuring charges	350	3,313	3,586
Operating income	281,488	178,251	199,379

Non-operating income, net	559	394	340
Interest expense	12,617	12,705	11,719
Income before income tax	269,430	165,940	188,000

Income tax expense	15,484	13,607	13,776
Income from continuing operations	253,946	152,333	174,224
Loss from discontinued operations, net of tax	—	—	(5,679)
Net income	$253,946	$152,333	$168,545

Earnings (loss) per share (“EPS”) - basic:
Continuing operations	$10.16	$6.06	$6.68
Discontinued operations	—	—	(0.22)
Total EPS - basic	$10.16	$6.06	$6.46

EPS - diluted:
Continuing operations	$10.08	$6.02	$6.62
Discontinued operations	—	—	(0.22)
Total EPS - diluted	$10.08	$6.02	$6.41

Weighted average shares used in computing EPS:
Basic	24,985	25,118	26,073
Diluted	25,196	25,322	26,303

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Fiscal Years Ended Last Day of February,
(in thousands)	2021	2020	2019
Net income	$253,946	$152,333	$168,545
Other comprehensive (loss) income, net of tax:
Cash flow hedge activity - interest rate swaps	623	(8,331)	(1,573)
Cash flow hedge activity - foreign currency contracts	(5,274)	135	2,133
Total other comprehensive (loss) income, net of tax	(4,651)	(8,196)	560
Comprehensive income	$249,295	$144,137	$169,105

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 28, 2018	26,576	$2,658	$230,676	$631	$780,494	$1,014,459
Income from continuing operations	—	—	—	—	174,224	174,224
Loss from discontinued operations	—	—	—	—	(5,679)	(5,679)
Other comprehensive income, net of tax	—	—	—	560	—	560
Exercise of stock options	126	13	6,262	—	—	6,275
Issuance and settlement of restricted stock	147	15	(15)	—	—	—
Issuance of common stock related to stock purchase plan	31	3	2,392	—	—	2,395
Common stock repurchased and retired	(1,934)	(194)	(14,783)	—	(202,516)	(217,493)
Share-based compensation	—	—	22,053	—	—	22,053
Cumulative effect of accounting change	—	—	—	—	(157)	(157)
Balances at February 28, 2019	24,946	$2,495	$246,585	$1,191	$746,366	$996,637
Net income	—	—	—	—	152,333	152,333
Other comprehensive loss, net of tax	—	—	—	(8,196)	—	(8,196)
Exercise of stock options	93	9	5,344	—	—	5,353
Issuance and settlement of restricted stock	202	20	(20)	—	—	—
Issuance of common stock related to stock purchase plan	30	3	2,833	—	—	2,836
Common stock repurchased and retired	(77)	(8)	(9,628)	—	(533)	(10,169)
Share-based compensation	—	—	22,929	—	—	22,929
Balances at February 29, 2020	25,194	$2,519	$268,043	$(7,005)	$898,166	$1,161,723
Net income	—	—	—	—	253,946	253,946
Other comprehensive loss, net of tax	—	—	—	(4,651)	—	(4,651)
Exercise of stock options	21	2	1,592	—	—	1,594
Issuance and settlement of restricted stock	194	20	(20)	—	—	—
Issuance of common stock related to stock purchase plan	27	3	3,608	—	—	3,611
Common stock repurchased and retired	(1,030)	(103)	(16,245)	—	(186,946)	(203,294)
Share-based compensation	—	—	26,418	—	—	26,418
Balances at February 28, 2021	24,406	$2,441	$283,396	$(11,656)	$965,166	$1,239,347

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Years Ended Last Day of February,
(in thousands)	2021	2020	2019
Cash provided by operating activities:
Net income	$253,946	$152,333	$168,545
Less: Loss from discontinued operations	—	—	(5,679)
Income from continuing operations	253,946	152,333	174,224
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	37,718	37,409	29,927
Amortization of financing costs	1,021	1,620	1,015
Non-cash operating lease expense	6,895	6,269	—
Provision for credit losses	2,093	529	1,097
Non-cash share-based compensation	26,418	22,929	22,053
Non-cash asset impairment charges	8,452	41,000	—
Loss (gain) on the sale or disposal of property and equipment	193	188	(540)
Deferred income taxes and tax credits	(4,400)	(5,696)	7,636
Changes in operating capital, net of effects of acquisition of business:
Receivables	(38,149)	(60,562)	(5,812)
Inventory	(220,817)	45,482	(50,828)
Prepaid expenses and other current assets	(2,033)	863	239
Other assets and liabilities, net	(6,613)	19,488	7,549
Accounts payable	175,784	7,166	14,219
Accrued expenses and other current liabilities	73,010	5,296	(1,526)
Accrued income taxes	588	(3,021)	1,315
Net cash provided by operating activities - continuing operations	314,106	271,293	200,568
Net cash used in operating activities - discontinued operations	—	—	(5,265)
Net cash provided by operating activities	314,106	271,293	195,303

Cash used by investing activities:
Capital and intangible asset expenditures	(98,668)	(17,759)	(26,385)
Proceeds from the sale of property and equipment	—	3	1,138
Payments to acquire businesses, net of cash acquired	—	(255,861)	—
Net cash used by investing activities	(98,668)	(273,617)	(25,247)

Cash (used) provided by financing activities:
Proceeds from line of credit	937,400	771,300	667,250
Repayment of line of credit	(928,400)	(752,500)	(635,450)
Repayment of long-term debt	(1,900)	(1,900)	(1,900)
Payment of financing costs	(3,796)	—	—
Proceeds from share issuances under share-based compensation plans	5,205	8,189	8,670
Payments for repurchases of common stock	(203,294)	(10,169)	(217,493)
Net cash (used) provided by financing activities	(194,785)	14,920	(178,923)

Net increase (decrease) in cash and cash equivalents	20,653	12,596	(8,867)
Cash and cash equivalents, beginning balance	24,467	11,871	20,738
Cash and cash equivalents, ending balance	$45,120	$24,467	$11,871

Supplemental cash flow information:
Interest paid	$11,640	$12,777	$11,292
Income taxes paid, net of refunds	19,692	23,279	4,277
See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. Dollars, except share and per share data, unless indicated otherwise)

Note 1 - Summary of Significant Accounting Policies and Related Information

Corporate Overview

When used in these notes, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries, which are all wholly-owned. We refer to our common shares, par value $0.10 per share, as “common stock.” References to “the FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to accounting principles generally accepted in the United States of America (the “U.S.”). References to “ASU” refer to the codification of GAAP in the Accounting Standards Updates issued by the FASB. References to “ASC” refer to the codification of GAAP in the Accounting Standards Codification issued by the FASB.

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. As of February 28, 2021, we operated three segments: Housewares, Health & Home, and Beauty. Our Housewares segment provides a broad range of innovative consumer products for the home and on the go to help with food preparation, cooking, cleaning, organization, beverage service, and other tasks to ease everyday living for families. The Health & Home segment provides healthcare and home environment products including health care devices, water filtration systems, and small home appliances. Our Beauty segment provides mass and prestige market beauty appliance and personal care products including hair styling appliances, grooming tools, decorative haircare accessories, and liquid-, solid- and powder-based personal care and grooming products.

Our business is seasonal due to different calendar events, holidays and seasonal weather patterns. Our fiscal reporting period ends on the last day in February. Historically, our highest sales volume and operating income occur in our third fiscal quarter ending November 30th. We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the U.S.

On December 20, 2017, we completed the divestiture of the Nutritional Supplements segment through the sale of Healthy Directions LLC and its subsidiaries to Direct Digital, LLC. The results of the Nutritional Supplements operations and the related loss on sale have been reported as discontinued operations for all periods presented in the consolidated financial statements (see Note 5). All other footnotes present results from continuing operations.

On January 23, 2020, we completed the acquisition of Drybar Products, for approximately $255.9 million in cash. Drybar is an innovative, trendsetting prestige hair care and styling brand in the multibillion-dollar beauty industry (see Note 8).

During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Beauty segment's mass channel personal care business (“Personal Care”). The assets to be disposed of include intangible assets, inventory, certain net trade receivables and fixed assets relating to our mass channel liquids, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium. Accordingly, we classified the identified assets of the disposal group as held for sale. We expect the divestiture to occur during the first quarter of fiscal 2022. See Note 4 for additional information.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) to be a pandemic. COVID-19 continues to spread throughout the U.S. and the world, with the continued potential for catastrophic impact. The effects of the COVID-19 pandemic have had an unfavorable impact on certain parts of our business. The impact includes the effect of temporary closures of certain customer stores or limited hours of operation, and materially lower store traffic. COVID-19 has disrupted certain parts of our supply chain, which in certain cases has limited our ability to fulfill demand. Additionally, surges in demand and shifts in shopping patterns related to COVID-19, as well as other factors, have strained the global freight network, which is resulting in higher costs, less capacity, and longer lead times. These factors may impact our ability to fulfill some orders on a timely basis.

COVID-19 has favorably impacted the demand for our product lines that are more defensive, meet certain healthcare or healthy living needs, or meet the needs of consumers that are spending more time at home as a result of the pandemic. COVID-19 has also favorably impacted our online channel, as brick and mortar shopping options have been limited or considered unsafe by consumers. Although the favorable impacts of COVID-19 outweighed the unfavorable impacts for fiscal 2021, this situation continues to change rapidly, and additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. Additionally, the extent of COVID-19’s impact on the demand for certain of our product lines in the future will depend on future developments, including the duration, spread and intensity of the pandemic, our continued ability to source and distribute our products, as well as any future government actions affecting consumers and the economy generally, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with GAAP and include all of our subsidiaries. Our consolidated financial statements are prepared in U.S. Dollars. All intercompany balances and transactions are eliminated in consolidation.

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results may differ materially from those estimates.

Reclassifications

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

Receivables

Our receivables are principally comprised of trade receivables from customers, primarily in the retail industry, offset by an allowance for credit losses. Our allowance for credit losses reflects our best estimate of expected credit losses over the receivables' term, determined principally based on historical experience, specific allowances for known at-risk accounts, and consideration of current economic conditions and management’s expectations of future economic conditions. Our policy is to write off receivables when we have determined they will no longer be collectible. Write-offs are applied as a reduction to the allowance for credit losses and any recoveries of previous write-offs are netted against bad debt expense in the period recovered.

We have a significant concentration of credit risk with three major customers at February 28, 2021 representing approximately 18%, 16%, and 15% of our gross trade receivables, respectively. As of February 29, 2020, our significant concentration of credit risk with three major customers represented approximately 18%, 14%, and 13% of our gross trade receivables, respectively. In addition, as of February 28, 2021 and February 29, 2020, approximately 58% and 54%, respectively, of our gross trade receivables were due from our five top customers.

Foreign Currency Transactions and Related Derivative Financial Instruments

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company; therefore, we do not have a translation adjustment recorded through accumulated other comprehensive income. All our non-U.S. subsidiaries' transactions denominated in other currencies have been remeasured into U.S. Dollars using exchange rates in effect on the date each transaction occurred. In our consolidated statements of income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines and all other foreign currency exchange rate gains and losses are recognized in SG&A.

In order to manage our exposure to changes in foreign currency exchange rates, we use forward contracts, zero-cost collars and cross-currency debt swaps to exchange foreign currencies for U.S. Dollars at specified rates. Derivatives for which we have elected and qualify for hedge accounting include our forward contracts and zero-cost collars (“foreign currency contracts”). Our foreign currency contracts are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in Other Comprehensive (Loss) Income (“OCI”) until the hedged forecasted transaction affects earnings, at which point amounts are reclassified from Accumulated Other Comprehensive (Loss) Income (“AOCI”) to our consolidated statements of income. Derivatives for which we have not elected or do not qualify for hedge accounting include our cross-currency debt swaps and any changes in the fair value of the derivatives are recorded in our consolidated statements of income. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness. Any material ineffectiveness is recorded in our consolidated statements of income. We do not enter into any derivatives or similar instruments for trading or other speculative purposes.

Inventory and Cost of Goods Sold

Our inventory consists almost entirely of finished goods. Inventories are stated at the lower of average cost or net realizable value. We write down a portion of our inventory to net realizable value based on the historical success of product lines and estimates about future demand and market conditions, among other factors. Our average costs include the amounts we pay manufacturers for product, tariffs and duties associated with transporting product across national borders, freight costs associated with transporting the product from our manufacturers to our distribution centers, and general and administrative expenses directly attributable to acquiring inventory, as applicable.

General and administrative expenses directly attributable to acquiring inventory include all the expenses of operating our sourcing activities and expenses incurred for packaging. We capitalized $33.9 million, $44.6 million, and $47.7 million of such general and administrative expenses into inventory during fiscal 2021, 2020 and 2019, respectively. We estimate that $15.1 million and $16.0 million of general and administrative expenses directly attributable to the procurement of inventory were included in our inventory balances on hand at February 28, 2021 and February 29, 2020, respectively.

The “Cost of goods sold” line item in the consolidated statements of income is comprised of the book value of inventory sold to customers during the reporting period. When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices less expected disposal costs.

For fiscal 2021, 2020 and 2019, finished goods purchased from vendors in the geographic markets of Asia Pacific (“Far East”), comprised approximately 80%, 76%, and 74%, respectively, of total finished goods purchased. During fiscal 2021, we had one vendor (located in China) who fulfilled approximately 11% of our product requirements compared to 7% and 9% for fiscal 2020 and 2019, respectively. Additionally, during fiscal 2021 and fiscal 2020, we had one vendor (located in Mexico) who fulfilled approximately 9% of our product requirements compared to 11% for fiscal 2019. For fiscal 2021, 2020 and 2019, our top two manufacturers combined fulfilled approximately 20%, 18%, and 20% of our product requirements, respectively. Over the same periods, our top five suppliers fulfilled approximately 38%, 39%, and 38% of our product requirements, respectively.

Property and Equipment

These assets are recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Expenditures for repair and maintenance of property and equipment are expensed as incurred. For tax purposes, accelerated depreciation methods are used where allowed by tax laws.

License Agreements, Trademarks, Patents, and Other Intangible Assets

A significant portion of our sales are made subject to trademark license agreements with various licensors. Our license agreements are reported on our consolidated balance sheets at cost, less accumulated amortization. The cost of our license agreements represent amounts paid to licensors to acquire the license or to alter the terms of the license in a manner that we believe to be in our best interest. Certain licenses have extension terms that may require additional payments to the licensor as part of the terms of renewal. We capitalize costs incurred to renew or extend the term of a license agreement and amortize such costs on a straight-line basis over the remaining term or economic life of the agreement, whichever is shorter. Royalty payments are not included in the cost of license agreements. Royalty expense under our license agreements is recognized as incurred and is included in our consolidated statements of income in SG&A. Net sales revenue subject to trademark license agreements requiring royalty payments comprised approximately 41%, 43%, and 41% of consolidated net sales revenue for fiscal 2021, 2020 and 2019, respectively. During fiscal 2021, two license agreements accounted for net sales revenue subject to royalty payments of approximately 15% and 12% of consolidated net sales revenue. No other license agreements had associated net sales revenue subject to royalty payments that accounted for 10% or more of consolidated net sales revenue.

We also sell products under trademarks and brand assets that we own. Trademarks and brand assets that we acquire through acquisition from other entities are generally recorded on our consolidated balance sheets based upon the appraised fair value of the acquired asset, net of any accumulated amortization and impairment charges. Costs associated with developing trademarks internally are recorded as expenses in the period incurred. In certain instances where trademarks or brand assets have readily determinable useful lives, we amortize their costs on a straight-line basis over such lives. In some instances, we have determined that such acquired assets have an indefinite useful life. In these cases, no amortization is recorded. Patents acquired through acquisition, if material, are recorded on our consolidated balance sheets based upon the appraised value of the acquired patents and amortized over the remaining life of the patent. Additionally, we incur certain costs in connection with the design and development of products to be covered by patents, which are capitalized as incurred and amortized on a straight-line basis over the life of the patent in the jurisdiction filed, typically 12 to 14 years.

Other intangible assets include customer lists, distribution rights, patent rights, and non-compete agreements that we acquired. These are recorded on our consolidated balance sheets based upon the fair value of the acquired asset and amortized on a straight-line basis over the remaining life of the asset as determined either by a third-party appraisal or the term of any controlling agreements.

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

We review goodwill and indefinite-lived intangible assets for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We consider whether circumstances or conditions exist which suggest that the carrying value of our goodwill and indefinite-lived intangible assets might be impaired. If such circumstances or conditions exist, we perform a qualitative assessment to determine whether it is more likely than not that the assets are impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). If the results of the qualitative assessment indicate that it is more likely than not that the assets are impaired, further steps are required in order to determine whether the carrying value of each reporting unit and indefinite-lived intangible assets exceeds its fair market value. An impairment charge is recognized to the extent the goodwill or indefinite-lived intangible asset recorded exceeds the reporting unit’s or asset's fair value. We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of the beginning of the fourth quarter of our fiscal year (see Note 9).

We review intangible assets with definite lives and long-lived assets held and used if a triggering event occurs during the reporting period. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value. If our analysis indicates that an individual asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value. We evaluate long-lived assets held for sale quarterly to determine if estimated fair value less cost to sell has changed during the reporting period. See Note 4 for additional information on our assets held for sale impairment analysis.

The assumptions and estimates used in our impairment testing involve significant elements of subjective judgment and analysis. While we believe that the assumptions we use are reasonable at the time made, changes in business conditions or other unanticipated events and circumstances may occur that cause actual results to differ materially from projected results and this could potentially require future adjustments to our asset valuations.

Economic Useful Lives and Amortization of Intangible Assets

Intangible assets consist primarily of license agreements, trademarks, brand assets, customer lists, distribution rights, patents, patent rights, and non-compete agreements. We amortize intangible assets over their economic useful lives, unless those assets' economic useful lives are indefinite. If an intangible asset’s economic useful life is deemed indefinite, that asset is not amortized. When we acquire an intangible asset, we consider factors such as the asset's history, our plans for that asset and the market for products associated with the asset. We consider these same factors when reviewing the economic useful lives of our previously acquired intangible assets as well. We review the economic useful lives of our intangible assets at least annually. The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty.  We complete our analysis of the remaining useful economic lives of our intangible assets during the fourth quarter of each fiscal year or when a triggering event occurs. For certain intangible assets subject to amortization, we use the straight-line method over appropriate periods ranging from 5 to 40 years for licenses, 15 to 30 years for trademarks and 5 to 24 years for other definite-lived intangible assets (see Note 9).

Sales Returns

We allow for sales returns for defects in material and workmanship for periods ranging from two to five years. We recognize an allowance for sales returns to reduce sales to reflect our best estimate of future customer returns, determined principally based on historical experience and specific allowances for known pending returns.

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and other current liabilities, and income taxes payable approximate fair value because of the short maturity of these items. The carrying amounts of receivables approximate fair value due to the effect of the related allowance for credit losses. The carrying amount of our floating rate long-term debt approximates its fair value.

We use derivatives to manage our exposure to changes in foreign currency exchange rates, which include foreign currency forward contracts, zero cost collars and cross-currency debt swaps. In addition, we use interest rate swaps to manage our exposure to changes in interest rates. All of our derivative assets and liabilities are recorded at fair value. See Notes 16, 17 and 18 for more information on our fair value measurements and derivatives.

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

We record tax benefits for uncertain tax positions based upon management’s evaluation of the information available at the reporting date. To be recognized in the financial statements, the tax position must meet the more-likely-than-not threshold that the position will be sustained upon examination by the tax authority based on its technical merits assuming the tax authority has full knowledge of all relevant information. For positions meeting this recognition threshold, the benefit is measured as the largest amount that has greater than a 50 percent likelihood of being realized upon ultimate settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, historical experience with similar tax matters, guidance from our tax advisors, and new audit activity. For tax positions that do not meet the threshold requirement, we record liabilities for unrecognized tax benefits as a tax expense or benefit in the period recognized or reversed and disclose as a separate liability in our financial statements, including related accrued interest and penalties.

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

We measure revenue as the amount of consideration for which we expect to be entitled, in exchange for transferring goods. Certain customers may receive cash incentives such as customer discounts (including volume or trade discounts), advertising discounts and other customer-related programs which are accounted for as variable consideration. In some cases, we apply judgment, such as contractual rates and historical payment trends, when estimating variable consideration. In accordance with the guidance, most variable consideration is classified as a reduction to net sales. In instances when we purchase a distinct good or service from our customer and fair value can be reasonably estimated, these amounts are expensed in our consolidated statements of income in SG&A. The amount of consideration granted to customers recorded in SG&A was $27.1 million, $20.9 million, and $17.0 million for fiscal 2021, 2020 and 2019, respectively.

Sales taxes and other similar taxes are excluded from revenue. We have elected to account for shipping and handling activities as a fulfillment cost as permitted by the guidance. We do not have unsatisfied performance obligations since our performance obligations are satisfied at a single point in time.

Advertising

Advertising costs include cooperative retail advertising with our customers, traditional and digital media advertising and production expenses, and expenses associated with other promotional product messaging and consumer awareness programs. Advertising costs are expensed in the period in which they are incurred and included in our consolidated statements of income in SG&A. We incurred total advertising costs of $110.7 million, $71.4 million, and $62.4 million during fiscal 2021, 2020 and 2019, respectively.

Research and Development Expense

Research and development expenses consist primarily of salary and employee benefit expenses and contracted development efforts and expenses associated with development of products. Expenditures for research activities relating to product design, engineering, development and improvement are generally charged to expense as incurred and are included in our consolidated statements of income in SG&A. We incurred total research and development expenses of $30.6 million, $17.8 million, and $13.0 million during fiscal 2021, 2020 and 2019, respectively.

Shipping and Handling Revenue and Expense

Shipping and handling revenue and expense are included in our consolidated statements of income in SG&A. This includes distribution center costs, third-party logistics costs and outbound transportation costs we incur. Our net expense for shipping and handling was $140.1 million, $102.7 million, and $89.4 million during fiscal 2021, 2020 and 2019, respectively.

Share-Based Compensation Plans

We grant share-based compensation awards to non-employee directors and certain employees under our equity plans. We measure the cost of services received in exchange for equity awards, which include grants of stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock awards (“PSAs”), and performance stock units (“PSUs”), based on the fair value of the awards on the grant date. Share-based compensation expense is recognized over the requisite service period during which the employee is required to provide service in exchange for the award, unless the awards are subject to performance conditions, in which case we recognize compensation expense over the requisite service period to the extent performance conditions are considered probable. The estimated number of PSAs and PSUs that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. All share-based compensation expense is recorded net of forfeitures in our consolidated statements of income.

The grant date fair value of RSAs, RSUs, PSAs, and PSUs are determined using the closing price of our common stock on the date of grant. We determine the grant date fair value of stock options using a Black-Scholes option-pricing model, which requires various judgmental assumptions including volatility, forfeiture rates and expected option life. See Note 10 for further information on our share-based compensation plans.

Note 2 - New Accounting Pronouncements

There have been no accounting pronouncements issued but not yet adopted that are expected to have a material impact on our consolidated financial statements.

Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients to the U.S. GAAP guidance on contract modifications and hedge accounting and other transactions affected by reference rate reform to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This ASU was effective upon issuance, on March 12, 2020, and may be applied through December 31, 2022. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which provides for certain updates to reduce complexity in the accounting for income taxes, including the utilization of the incremental approach for intra-period tax allocation, among others. The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We adopted this

ASU during the fourth quarter of fiscal 2021 and the adoption did not have a material impact on our consolidated financial statements.

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

Note 3 - Leases

We determine if an arrangement is or contains a lease at contract inception and determine its classification as an operating or finance lease at lease commencement. We primarily have leases for office space, which are classified as operating leases. Operating leases are included in operating lease assets, accrued expenses and other current liabilities, and lease liabilities, non-current in our consolidated balance sheets. Operating lease assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As most of our lease contracts do not provide an explicit interest rate, we use an estimated secured incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

We include options to extend or terminate the lease in the lease term for accounting considerations, when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of less than 1 year to 12 years. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We do not recognize leases with an initial term of twelve months or less on the balance sheet and instead recognize the related lease payments as expense in the consolidated statements of income on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component for all asset classes. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease expense recognized within SG&A in the consolidated statements of income was $7.0 million and $6.4 million, for fiscal 2021 and 2020, respectively. Short-term lease expense is excluded from this amount and is not material. Rent expense related to all our operating leases was $9.5 million, $7.8 million, and $7.9 million for fiscal 2021, 2020 and 2019, respectively. The non-cash component of lease expense is included as an adjustment to reconcile income from continuing operations to net cash provided by operating activities in the consolidated statements of cash flows.

A summary of supplemental lease information is as follows:

	February 28, 2021	February 29, 2020
Weighted average remaining lease term (years)	9.6	10.8
Weighted average discount rate	6.03%	6.13%
Year-to-date cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,951	$4,579
Operating lease assets obtained in exchange for operating lease liabilities	$4,163	$166

A summary of our estimated lease payments, imputed interest and liabilities are as follows:

(in thousands)	February 28, 2021
Fiscal 2022	$8,365
Fiscal 2023	6,363
Fiscal 2024	5,332
Fiscal 2025	5,762
Fiscal 2026	5,035
Thereafter	29,335
Total future lease payments	60,192
Less: imputed interest	(15,868)
Present value of lease liability	$44,324

(in thousands)	February 28, 2021	February 29, 2020
Lease liabilities, current (1)	$5,972	$3,641
Lease liabilities, non-current	38,352	40,861
Total lease liability	$44,324	$44,502

(1)Included as part of “Accrued expenses and other current liabilities” on the consolidated balance sheet.

Note 4 - Assets Held for Sale

We record assets held for sale in accordance with ASC 360 “Property, Plant, and Equipment,” and present them as single asset amounts in our consolidated financial statements. Assets held for sale consist of assets that we expect to sell within the next year. The assets are reported at the lower of carrying amount or fair value less costs to sell. We cease recording depreciation on assets that are classified as held for sale. If the determination is made that we no longer expect to sell an asset within the next year, the asset is reclassified out of held for sale. We review assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values less costs to sell.

During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Personal Care business. The assets to be disposed of include intangible assets, inventory, certain net trade receivables and fixed assets relating to our mass channel liquids, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium. Accordingly, we classified the identified assets of the disposal group as held for sale during the fourth quarter of fiscal 2020. During the fourth quarter of fiscal 2020, we recorded non-cash asset impairment charges of $41.0 million ($36.4 million after tax) related to goodwill and intangible assets.

During the fourth quarter of fiscal 2021, our quarterly impairment evaluation of long-lived assets held for sale resulted in a non-cash asset impairment charge of $8.5 million ($7.4 million after tax) to reduce the goodwill of our Personal Care business to reflect the disposal group at fair value less cost to sell. We expect the divestiture to occur during the first quarter of fiscal 2022.

The carrying amounts of the major classes of assets for our Personal Care business that were classified as held for sale are as follows:

(in thousands)	February 28, 2021	February 29, 2020
Receivables, net of allowance of $30	$7,979	$—
Inventory	12,667	17,150
Property and equipment, net of accumulated depreciation of $403	100	83
Goodwill, net of accumulated impairment of $80,445 and $71,993	1,397	9,849
Other intangible assets, net of accumulated amortization of $4,474	17,724	17,724
Assets held for sale	$39,867	$44,806

The following table summarizes income (loss) before income tax for our Personal Care business:

	Fiscal Years Ended Last Day of February,
(in thousands)	2021	2020	2019
Income (loss) before income tax	$8,705	$(29,760)	$23,190

Income (loss) before income taxes includes non-cash asset impairment charges of $8.5 million and $41.0 million for fiscal 2021 and 2020, respectively, and amortization of intangible assets of $7.8 million and $1.0 million for fiscal 2020 and 2019, respectively. No asset impairment charges were recorded in fiscal 2019 and no amortization of intangible assets was recorded in fiscal 2021 for our Personal Care business. Income (loss) before income taxes also includes corporate overhead expenses that are allocable to the business.

Note 5 - Discontinued Operations

In December 2017, we completed the divestiture of the Nutritional Supplements segment through the sale of Healthy Directions LLC and its subsidiaries (“Healthy Directions”) to Direct Digital, LLC. The purchase price from the sale was comprised of $46.0 million in cash, which was paid at closing, and a supplemental payment with a target value of $25.0 million, payable on or before August 1, 2019. During fiscal 2019, the final amount of the supplemental payment was adjusted to $10.8 million based on a settlement with respect to the calculation of the performance of Healthy Directions through February 28, 2018. The adjustment resulted in a corresponding pre-tax charge of $5.8 million ($4.4 million after tax) to discontinued operations in fiscal 2019. The supplemental payment of $10.8 million was received during the second quarter of fiscal 2020. Also, during fiscal 2019, we recorded an additional pre-tax charge of $1.5 million ($1.3 million after tax) to discontinued operations, resulting from the resolution of certain contingencies. In conjunction with the sale of the business, we provided certain transition services that ceased during the second quarter of fiscal 2020. There were no balance sheet amounts related to discontinued operations at either balance sheet date presented. Additionally, there was no investing activities for discontinued operations for any period presented in the consolidated statements of cash flows.

Note 6 - Property and Equipment

A summary of property and equipment is as follows:

	Estimated Useful Lives (Years)			Fiscal Years Ended Last Day of February,
(in thousands)				2021	2020
Land		—		$12,644	$12,644
Building and improvements	3	—	40	116,652	115,592
Computer, furniture and other equipment	3	—	15	97,810	89,257
Tools, molds and other production equipment	3	—	7	42,729	37,652
Construction in progress		—		7,079	9,302
Property and equipment, gross				276,914	264,447
Less: accumulated depreciation				(140,379)	(132,340)
Property and equipment, net				$136,535	$132,107

We recorded $20.1 million, $16.1 million and $15.7 million of depreciation expense including $6.8 million, $4.3 million and $4.1 million in cost of goods sold and $13.3 million, $11.8 million and $11.6 million in SG&A in the consolidated statements of income for fiscal 2021, 2020 and 2019, respectively.

Note 7 - Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities is as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2021	2020
Accrued compensation, benefits and payroll taxes	$66,385	$49,624
Accrued sales discounts and allowances	59,426	34,176
Accrued sales returns	29,434	22,972
Accrued advertising	50,923	31,351
Other	65,011	45,034
Total accrued expenses and other current liabilities	$271,179	$183,157

Note 8 - Acquisition of Drybar Products

On January 23, 2020, we completed the acquisition of Drybar Products LLC (“Drybar Products”) for approximately $255.9 million in cash. Acquisition-related expenses incurred during fiscal 2020 were approximately $2.5 million before tax. The purchase price was funded by borrowings under the Company's revolving credit agreement.

Drybar is an innovative, trend setting prestige hair care and styling brand in the multibillion-dollar beauty industry. As part of the transaction, we granted a worldwide license to Drybar Holdings LLC, which has subsequently been assumed by WellBiz Brands, Inc., as successor owner of Drybar blowout salons, to use the Drybar trademark in relation to the franchising and operation of Drybar salons. The salons exclusively use, promote, and sell Drybar products globally.

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

The following table presents the net assets recorded upon acquisition of Drybar Products at January 23, 2020:

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

The impact of the acquisition of Drybar Products on our consolidated statements of income for fiscal 2020 is as follows:

January 23, 2020 (acquisition date) through February 29, 2020 (in thousands, except earnings per share data)	Fiscal Year Ended February 29, 2020
Sales revenue, net	$6,039
Income from continuing operations	1,483

EPS from continuing operations:
Basic	$0.06
Diluted	$0.06

The following supplemental unaudited pro forma information presents our financial results as if the acquisition of Drybar Products had occurred on March 1, 2018. This supplemental pro forma information has been prepared for comparative purposes and would not necessarily indicate what may have occurred as if the acquisition had been completed on March 1, 2018, and this information is not intended to be indicative of future results:

	Fiscal Years Ended the Last Day of February,
(in thousands, except earnings per share data)	2020	2019
Sales revenue, net	$1,773,592	$1,621,117
Income from continuing operations	162,114	179,550

EPS from continuing operations:
Basic	$6.45	$6.89
Diluted	$6.40	$6.83

Note 9 - Goodwill and Intangibles

We do not record amortization expense for goodwill or other intangible assets that have indefinite useful lives. Amortization expense is recorded for intangible assets with definite useful lives and is reported within SG&A in our consolidated statements of income. Some of our goodwill is held in jurisdictions that allow deductions for tax purposes, however, in some of those jurisdictions we have no tax basis for the associated goodwill recorded for book purposes. Accordingly, the majority of our goodwill is not deductible for tax purposes. We perform annual impairment testing each fiscal year and interim impairment testing, if necessary. We write down any asset deemed to be impaired to its fair value.

Impairment Testing in Fiscal 2021 - During the fourth quarter of fiscal 2021, our quarterly impairment evaluation of long-lived assets held for sale resulted in a non-cash asset impairment charge of $8.5 million ($7.4 million after tax) to reduce the goodwill of our Personal Care business to reflect the disposal group at fair value less cost to sell. See Note 4 for additional information.

Impairment Testing in Fiscal 2020 - We recorded non-cash asset impairment charges related to goodwill and intangible assets of $41.0 million ($36.4 million after tax). The charges were related to Personal Care, which was written down to its estimated fair value, and classified as held for sale.

Impairment Testing in Fiscal 2019 - We did not record any impairment charges.

The following table summarizes the changes in our goodwill by segment for fiscal 2020:

(in thousands)	Housewares	Health & Home	Beauty	Total
Gross carrying amount as of February 28, 2019	$282,056	$284,913	$81,841	$648,810
Accumulated impairment as of February 28, 2019	—	—	(46,490)	(46,490)
Acquisitions	—	—	172,933	172,933
Impairment charges	—	—	(25,503)	(25,503)
Reclassification to held for sale (1)	—	—	(9,849)	(9,849)
Gross carrying amount as of February 29, 2020	282,056	284,913	172,932	739,901
Accumulated impairment as of February 29, 2020	—	—	—	—
Net carrying amount as of February 29, 2020	$282,056	$284,913	$172,932	$739,901
(1)In fiscal 2020, we reclassified the remaining goodwill associated with our Personal Care business of $9.8 million, including the related accumulated impairment of $72.0 million to assets held for sale. See Note 4 for additional information.

There were no changes to the gross carrying amount or accumulated impairment of our goodwill associated with our assets held and used during fiscal 2021.

The following table summarizes the components of our other intangible assets as follows:

	February 28, 2021			February 29, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Licenses	$7,400	$—	$7,400	$7,400	$—	$7,400
Trademarks	188,200	—	188,200	188,200	—	188,200

Definite-lived:
Licenses	87,946	(14,800)	73,146	30,747	(28,552)	2,195
Trademarks	30,150	(2,327)	27,823	30,150	(322)	29,828
Other Intangibles	194,808	(134,113)	60,695	193,346	(120,017)	73,329
Total	$508,504	$(151,240)	$357,264	$449,843	$(148,891)	$300,952

On December 22, 2020, we entered into an amended and extended Trademark License Agreement with Revlon to license Revlon’s trademark for hair care appliances and tools (the “Revlon License”). The Revlon License grants us an exclusive, global, fully paid-up license to use the licensed trademark to manufacture, sell and distribute licensed merchandise in accordance with the terms of the agreement. The Revlon License has an initial term of 40 years, which will automatically renew at the end of the initial term for three consecutive additional 20-year periods unless we give notice of non-renewal. The Revlon License amends and restates the existing Revlon trademark licensing agreements entirely, and eliminates ongoing royalties we have historically paid and recognized as expense within SG&A in accordance with such agreements. In exchange for this exclusive global license, we paid a one-time, up-front license fee of $72.5 million, which was recorded as an intangible asset at cost and is being amortized on a straight-line basis over a useful life of 40 years, representing the initial term.
The following tables summarize amortization expense related to intangible assets as follows:

Aggregate Amortization Expense (in thousands)
Fiscal 2021	$17,643
Fiscal 2020	21,271
Fiscal 2019	14,204

Estimated Amortization Expense (in thousands)
Fiscal 2022	$11,881
Fiscal 2023	11,860
Fiscal 2024	11,739
Fiscal 2025	11,134
Fiscal 2026	9,086

Note 10 - Share-Based Compensation Plans

During the fiscal year, we had equity activity under one expired and two active share-based compensation plans. The expired plan consists of the 2008 Stock Incentive Plan (the “2008 Plan”). The active plans consist of the 2018 Stock Incentive Plan (the “2018 Plan”) and the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The plans are administered by the Compensation Committee of the Board of Directors, which consists of non-employee directors who are independent under the applicable listing standards for companies traded on the NASDAQ Stock Market LLC.

2018 Plan

On August 22, 2018, our shareholders approved the 2018 Plan. The 2018 Plan permits the granting of stock options, stock appreciation rights, RSAs, RSUs, PSAs, PSUs, and other stock-based awards. The aggregate number of shares for issuance under the 2018 Plan will not exceed 2,000,000 shares.

A summary of shares available for issue under the 2018 Plan follows:

Shares originally authorized	2,000,000
Less share awards issued	(10,083)
Plus forfeitures	105,611
Less share awards previously vested and settled	—
Subtotal	2,095,528
Less RSUs, RSAs, PSUs and PSAs issuable upon vesting	(444,973)
Less maximum PSUs and PSAs issuable upon vesting (1)	(208,406)
Shares available for issuance at February 28, 2021	1,442,149

(1)Reflects incremental PSUs and PSAs issuable upon vesting between achievement of plan target at 100% and maximum achievement of 200% of plan target, adjusted for actual forfeitures to date.

2018 ESPP

On August 22, 2018, our shareholders approved the 2018 ESPP. The aggregate number of shares of common stock that may be purchased under the 2018 ESPP will not exceed 750,000 shares. Under the terms of the plan, employees may authorize the withholding of up to 15% of their wages or salaries to purchase our shares of common stock, not to exceed $25,000 of the fair market value of such shares for any calendar year. The purchase price for shares acquired under the 2018 ESPP is equal to the lower of 85% of the share's fair market value on either the first day of each option period or the last day of each period. The plan will expire by its terms on September 1, 2028. Shares of common stock purchased under the 2018 ESPP vest immediately at the time of purchase. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase. During fiscal 2021, there were 26,830 shares purchased under the plan.

Share-Based Compensation Expense

We recorded share-based compensation expense in SG&A as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2021	2020	2019
Stock options	$19	$189	$829
Directors stock compensation	685	604	526
Performance based and other stock awards	24,737	21,351	20,047
Employee stock purchase plan	977	785	651
Share-based compensation expense	26,418	22,929	22,053
Less: income tax benefits	(1,926)	(1,803)	(1,395)
Share-based compensation expense, net of income tax benefits	$24,492	$21,126	$20,658

Stock Options

There have been no new grants of options since fiscal 2017. A summary of stock option activity under our expired plan is as follows:

(in thousands, except contractual term and per share data)	Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at February 29, 2020	69	$71.78	3.2	$6,333
Exercises	(21)	74.76		2,782
Outstanding at February 28, 2021	48	$70.42	2.5	$6,866
Exercisable at February 28, 2021	48	$70.42	2.5	$6,866

During fiscal 2021, two thousand options vested with a weighted average grant date fair value of $90.51. The total intrinsic value of options exercised during fiscal 2021, 2020, and 2019, was $2.8 million, $9.1 million, and $6.4 million, respectively.

Director Restricted Stock Awards

During fiscal 2021 we issued under the 2018 Plan, 3,619 RSAs to non-employee members of the Board of Directors with a total grant date fair value of $0.7 million or $189.18 per share. The RSAs vested immediately, and accordingly, were expensed immediately. The total fair value of RSAs granted to our non-employee members of the Board of Directors that vested immediately on grant dates in fiscal 2020 and 2019 was $0.6 million and $0.5 million, respectively.

Restricted Share Awards

We grant RSAs and RSUs to employees, which primarily vest ratably over four years or have specified graded vesting terms over 3 years. For the purpose of our disclosures, the term “Restricted Share Awards” applies to RSAs and RSUs collectively. A summary of Restricted Share Award activity during fiscal 2021 follows:

(in thousands, except per share data)	Number of Restricted Share Awards	Weighted Average Grant Date Fair Value (per share)
Outstanding at February 29, 2020	168	$106.17
Granted	50	179.30
Vested	(78)	110.50
Forfeited	(14)	132.69
Outstanding at February 28, 2021	126	$129.52

The total fair value of Restricted Share Awards that vested in fiscal 2021, 2020, and 2019 was $14.0 million, $10.8 million, and $3.9 million, respectively. The weighted average grant date fair value of Restricted Share Awards granted during fiscal 2021, 2020 and 2019 was $179.30, $118.76 and $106.28, respectively.

Performance Share Awards

We grant performance-based awards (PSAs and PSUs) to certain officers and employees, collectively “Performance Share Awards”, which cliff vest after three years. The vesting of these awards is contingent upon meeting one or more defined performance metrics over a three year performance period. The quantity of shares ultimately awarded can range from 0% to 200% of “Target”, as defined in the award agreement as 100%, based on the level of achievement against the defined performance metrics. A summary of Performance Share Award activity during fiscal 2021 follows:

(in thousands, except per share data)	Number of Performance Share Awards	Weighted Average Grant Date Fair Value (per share)
Outstanding at February 29, 2020 (1)	370	$104.82
Granted (1)	221	170.27
Vested (2)	(56)	97.05
Forfeited	(65)	155.62
Outstanding at February 28, 2021	470	$129.53

(1)Includes PSUs granted during fiscal 2019 at Target and PSAs granted during fiscal 2020 and fiscal 2021 at maximum achievement of 200% of Target.
(2)Excludes the vesting of an additional 56 shares, which resulted from the performance of the fiscal 2018 awards exceeding Target.

The total fair value of Performance Share Awards that vested in fiscal 2021, 2020, and 2019 was $18.6 million, $15.0 million, and $9.1 million, respectively. The weighted average grant date fair value of Performance Share Awards granted during fiscal 2021, 2020 and 2019 was $170.27, $111.98 and $86.97, respectively.

Unrecognized Share-Based Compensation Expense

As of February 28, 2021, our total unrecognized share-based compensation for restricted stock (RSUs, RSAs, PSUs and PSAs) was $20.7 million, which will be recognized over a weighted average amortization period of 1.9 years This unrecognized share-based compensation for PSUs and PSAs estimates target achievement for the awards granted in fiscal 2021 and fiscal 2020.

Note 11 - Defined Contribution Plans

We sponsor defined contribution savings plans in the U.S. and other countries where we have employees. Total company matching contributions made to these plans for fiscal 2021, 2020 and 2019 were $5.0 million, $4.3 million and $4.0 million, respectively.

Note 12 - Repurchases of Common Stock

In May 2019, our Board of Directors authorized the repurchase of up to $400 million of our outstanding common stock. The authorization is effective until May 2022 and replaced our former repurchase authorization, of which approximately $107.4 million was outstanding at the time the new authorization was approved. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. As of February 28, 2021, our repurchase authorization allowed for the purchase of $189.7 million of common stock.

Our current equity-based compensation plans include provisions that allow for the “net exercise” of share-settled awards by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the equity holder can be settled by having the holder tender back to us a number of shares at fair value equal to the amounts due. Net exercises are treated as purchases and retirements of shares.

The following table summarizes our share repurchase activity for the periods shown:

	Fiscal Years Ended Last Day of February,
(in thousands, except share and per share data)	2021	2020	2019
Common stock repurchased on the open market:
Number of shares	960,829	—	1,875,469
Aggregate value of shares	$191,606	$—	$212,080
Average price per share	$199.42	$—	$113.08

Common stock received in connection with share-based compensation:
Number of shares	69,194	77,272	59,024
Aggregate value of shares	$11,688	$10,169	$5,413
Average price per share	$168.92	$131.61	$91.70

Note 13 - Restructuring Plan

In October 2017, we announced a restructuring plan (referred to as “Project Refuel”) intended to enhance the performance primarily in the Beauty and former Nutritional Supplements segments. Project Refuel includes charges for a reduction-in-force and the elimination of certain contracts. During the first quarter of fiscal 2019, we expanded Project Refuel to include the realignment and streamlining of our supply chain structure. We are targeting total annualized profit improvements of approximately $10.5 million to $12.5 million over the duration of the plan. We estimate the plan to be completed during fiscal 2022, and expect to incur total restructuring charges of approximately $10.3 million over the duration of the plan, of which $9.2 million have been incurred through the end of fiscal 2021. Restructuring provisions are determined based on estimates prepared at the time the restructuring actions are approved by management and are revised periodically.

We incurred $0.4 million, $3.3 million and $3.6 million of pre-tax restructuring costs related to employee severance and termination benefits and contract termination costs during fiscal 2021, 2020 and 2019, respectively, which are included in “Restructuring charges” in the consolidated statements of income. During fiscal 2021, we made total cash restructuring payments of $1.1 million and had a remaining liability of $0.1 million as of February 28, 2021. Since implementing Project Refuel, we have made total cash restructuring payments of $9.1 million as of February 28, 2021.

Note 14 - Commitments and Contingencies

Indemnity Agreements

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

Legal Matters

In May 2018, we settled a patent infringement dispute related to two forehead thermometer models sold by our subsidiary, Kaz USA, Inc., in the U.S. and made a settlement payment of $15.0 million, which was accrued in prior periods along with related legal fees and other costs.

We are involved in various other legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Commitments

We sell certain of our products under trademarks licensed from third parties. Some of these trademark license agreements require us to pay minimum royalties. As of February 28, 2021, we estimate future minimum annual royalty payments over the noncancelable term of these arrangements to be approximately $6.4 million, $6.2 million, $6.2 million, $5.6 million, and $2.9 million per year, during the next five fiscal years.

Note 15 - Long-Term Debt

A summary of our long-term debt follows:

(in thousands)	February 28, 2021	February 29, 2020
Mississippi Business Finance Corporation Loan (the “MBFC Loan”) (1)	$18,607	$20,507
Credit Agreement (2)	329,000	320,000
Subtotal	347,607	340,507
Unamortized prepaid financing fees	(3,977)	(1,202)
Total long-term debt	343,630	339,305
Less: current maturities of long-term debt	(1,884)	(1,884)
Long-term debt, excluding current maturities	$341,746	$337,421

(1)The MBFC Loan is unsecured and bears floating interest based on either LIBOR plus a margin of up to 2.0%, or a Base Rate plus a margin of up to 1.0%, as determined by the interest rate elected and the Net Leverage Ratio defined in the Indenture.

(2)The Credit Agreement (defined below) is unsecured and bears floating interest at either the Base Rate or LIBOR, plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.0% and 1.0% to 2.0% for Base Rate and LIBOR borrowings, respectively. These floating interest rates are hedged with interest rate swaps to effectively fix interest rates on $225 million of the outstanding principal balance under the Credit Agreement (see Notes 16, 17, and 18 for additional information regarding interest rate swaps).

Aggregate annual maturities of our long-term debt as of February 28, 2021 are as follows:

(in thousands)
Fiscal 2022	$1,900
Fiscal 2023	1,900
Fiscal 2024	14,807
Fiscal 2025	—
Fiscal 2026	329,000
Thereafter	—
Total	$347,607

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

As of February 28, 2021, the outstanding revolving loan principal balance was $329.0 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $19.2 million. As of February 28, 2021, the amount available for borrowings under the Credit Agreement was $901.8 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of February 28, 2021, these covenants effectively limited our ability to incur more than $874.4 million of additional debt from all sources, including the Credit Agreement, or $901.8 million in the event a qualified acquisition is consummated.

Other Debt Agreements

As of February 28, 2021, we have an aggregate principal balance of $18.6 million (excluding prepaid financing fees) under an unsecured loan agreement with the Mississippi Business Finance Corporation (the “MBFC”), which was entered into in connection with the issuance by MBFC of taxable industrial development revenue bonds (the “Bonds”). The borrowings were used to fund construction of our Olive Branch, Mississippi distribution facility. Since March 2018, the MBFC Loan can be called by the holder at any time. The loan can be prepaid without penalty. The remaining loan principal balance is payable as follows: $1.9 million annually on March 1, 2021 and March 1, 2022; and $14.8 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

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

The Bonds were issued under a Trust Indenture, dated as of March 1, 2013 (as supplemented, the “Indenture”), by and between MBFC and U.S. Bank National Association, as trustee (the “Trustee”). On May 14, 2020, MBFC and U.S. Bank National Association, as Trustee, entered into the Fifth Supplemental Trust Indenture, effective May 14, 2020 (the “Fifth Supplemental Indenture”), with the consent of Kaz USA, Inc. (“Kaz USA”) and Bank of America, N.A., the purchaser of the Bonds. As amended by the Fifth Supplemental Indenture, the Bonds and the related loans to Kaz USA will bear interest at a Base Rate or LIBOR plus a margin based on the Net Leverage Ratio (as defined in the Fifth Supplemental Indenture). The Fifth Supplemental Indenture amended the pricing grid for the LIBOR and Base Rate margins.

Debt Covenants

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our debt agreements require the maintenance of certain key financial covenants defined in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Credit Agreement and Other Debt Agreements. Our debt agreements also contain other customary covenants, including, among other things, covenants restricting or limiting us, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on our properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) repurchasing shares of our common stock and paying dividends. Our debt agreements also contain customary events of default, including failure to pay principal or interest when due, among others. Our debt agreements are cross-defaulted to each other. Upon an event of default under our debt agreements, the holders or lenders may, among other things, accelerate the maturity of any amounts outstanding under our debt agreements. The commitments of the lenders to make loans to us under the Credit Agreement are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the Credit Agreement.

As of February 28, 2021, we were in compliance with all covenants as defined under the terms of the Credit Agreement and our other debt agreements.

The following table contains information about interest rates and the related weighted average borrowings outstanding under our Credit Agreement and the MBFC Loan for the periods presented below:

	Fiscal Years Ended Last Day of February,
(in thousands)	2021	2020	2019
Credit Agreement:
Average borrowings outstanding (1)	$334,400	$286,640	$290,860
Average effective interest rate (2)	1.7%	3.2%	3.2%
Interest rate range	1.1% - 4.8%	2.6% - 5.5%	2.8% - 5.5%
Weighted average interest rates on borrowings outstanding at year end	1.1%	2.7%	3.6%

MBFC Loan:
Average borrowings outstanding (1)	$18,987	$20,887	$22,787
Average effective interest rate (2)	1.4%	3.1%	3.2%
Interest rate range	1.1% - 2.6%	2.6% - 3.5%	2.9% - 3.5%
Weighted average interest rates on borrowings outstanding at year end	1.1%	2.6%	3.5%

(1)Average borrowings outstanding is computed as the average of the current and four prior quarters ending balances outstanding.

(2)The average effective interest rate during each year is computed by dividing the total interest expense associated with the borrowing for a fiscal year by the average borrowings outstanding for the same fiscal year.

Note 16 - Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques under the accounting guidance related to fair value measurements are based on observable and unobservable inputs. These inputs are classified into the following hierarchy:

Level 1:Quoted prices for identical assets or liabilities in active markets;

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

Level 3:Unobservable inputs that reflect the reporting entity's own assumptions.

When circumstances dictate the transfer of an asset or liability to a different level, we report the transfer at the beginning of the reporting period in which the facts and circumstances resulting in the transfer occurred. There were no transfers between the fair value hierarchy levels during the periods presented.

Our financial assets and liabilities are classified as Level 2 because their valuation is dependent on observable inputs and other quoted prices for similar assets or liabilities, or model-derived valuations whose significant value drivers are observable. The following tables present the carrying amount and fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis and classified as Level 2 as follows:

	Carrying Amount and Fair Value
(in thousands)	February 28, 2021	February 29, 2020
Assets:
Cash equivalents (money market accounts)	$1,631	$2,648
Foreign currency derivatives	33	2,083
Total assets	$1,664	$4,731

Liabilities:
Interest rate swaps	$9,941	$10,717
Foreign currency derivatives	6,550	159
Total liabilities	$16,491	$10,876

The carrying amounts of cash, accounts payable, accrued expenses and other current liabilities and income taxes payable approximate fair value because of the short maturity of these items. The carrying amounts of receivables approximate fair value due to the effect of the related allowance for credit losses. The carrying amount of our floating rate debt approximates its fair value.

We use derivatives to manage our exposure to changes in foreign currency exchange rates, which include foreign currency forward contracts, zero cost collars and cross-currency debt swaps. In addition, we use interest rate swaps to manage our exposure to changes in interest rates. All of our derivative assets and liabilities are recorded at fair value. See Notes 1, 17 and 18 for more information on our derivatives.

Assets remeasured to fair value on a non-recurring basis during fiscal 2021 and fiscal 2020 represent long-lived assets held for sale related to our Personal Care business, which were impaired.

During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Personal Care business. The assets to be disposed of include intangible assets, inventory, certain net trade receivables and fixed assets relating to our mass channel liquids, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium. During the fourth quarter of fiscal 2020, we recorded non-cash asset impairment charges related to goodwill and intangible assets.

During the fourth quarter of fiscal 2021, our quarterly impairment evaluation of long-lived assets held for sale resulted in a non-cash asset impairment charge to reduce the goodwill of our Personal Care business to reflect the disposal group at fair value less cost to sell.

The fair value of the long-lived assets held for sale presented in the tables below represent the remaining carrying value and were estimated based on current market values less costs to sell. Refer to Note 4 for additional information on assets held for sale.

		Fair Value Measurements			Fiscal 2021 Asset Impairment Charges
(in thousands)	February 28, 2021	Level 1	Level 2	Level 3
Held for sale	$39,867	$—	$—	$39,867	$(8,452)
Total	$39,867	$—	$—	$39,867	$(8,452)

		Fair Value Measurements			Fiscal 2020 Asset Impairment Charges
(in thousands)	February 29, 2020	Level 1	Level 2	Level 3
Held for sale	$44,806	$—	$—	$44,806	$(41,000)
Total	$44,806	$—	$—	$44,806	$(41,000)

Note 17 - Financial Instruments and Risk Management

Foreign Currency Risk

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. Approximately 12%, 14%, and 13% of our net sales revenue was denominated in foreign currencies during fiscal 2021, 2020 and 2019, respectively. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos and Canadian Dollars. We make most of our inventory purchases from the Far East and primarily use the U.S. Dollar for such purchases.

In our consolidated statements of income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign currency exchange rate gains and losses are recognized in SG&A. We recorded foreign currency exchange rate net losses in SG&A, including the impact of our foreign currency contracts and cross-currency debt swaps of $0.6 million during fiscal 2021 and net gains of $2.2 million and $1.3 million during fiscal 2020 and 2019, respectively.

We mitigate certain foreign currency exchange rate risk by using a series of foreign currency contracts, which include forward contracts and zero-cost collars, designated as cash flow hedges, and mark-to-market cross-currency debt swaps to protect against the foreign currency exchange rate risk inherent in our forecasted transactions denominated in foreign currencies. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. Our foreign currency contracts are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in OCI until the hedge transaction is settled, at which point amounts are reclassified from AOCI to our consolidated statements of income. Derivatives for which we have not elected hedge accounting consist of our cross-currency debt swaps, and any changes in the fair value of the derivatives are recorded in our consolidated statements of income. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness. Any ineffectiveness, which is not material for any year presented, is immediately recognized in our consolidated statements of income.

Interest Rate Risk

Interest on our outstanding debt as of February 28, 2021 is based on floating interest rates. If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on $225.0 million of the outstanding principal balance under the Credit Agreement, which totaled $329.0 million as of February 28, 2021. Our interest rate swaps are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in OCI until the hedge transaction is settled, at which point amounts are reclassified from AOCI to our consolidated statements of income. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness. Any ineffectiveness, which is not material for any year presented, is immediately recognized in our consolidated statements of income.

The following tables summarize the fair values of our derivative instruments at the end of fiscal 2021 and 2020:

(in thousands)	February 28, 2021
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities Non-current
Forward contracts - sell Euro	Cash flow	2/2022	€39,000	—	—	1,851	—
Forward contracts - sell Canadian Dollars	Cash flow	2/2023	$34,000	—	33	1,061	—
Forward contracts - sell Pounds	Cash flow	2/2023	£34,500	—	—	2,026	21
Forward contracts - sell Australian Dollars	Cash flow	11/2021	A$4,000	—	—	18	—
Interest rate swaps	Cash flow	1/2024	$225,000	—	—	4,407	5,534
Subtotal				—	33	9,363	5,555

Derivatives not designated under hedge accounting
Cross-currency debt swaps - Euro	(1)	04/2022	€6,000	—	—	—	817
Cross-currency debt swaps - Pounds	(1)	04/2022	£4,500	—	—	—	756
Subtotal				—	—	—	1,573
Total fair value				$—	$33	$9,363	$7,128

(in thousands)	February 29, 2020
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities Non-current
Zero-cost collar - Euro	Cash flow	2/2021	€8,000	$74	$—	$—	$—
Forward contracts - sell Euro	Cash flow	5/2021	€25,875	837	—	—	15
Forward contracts - sell Canadian Dollars	Cash flow	2/2021	$14,000	202	—	—	—
Zero-cost collar - Pounds	Cash flow	2/2021	£6,500	—	—	144	—
Forward contracts - sell Pounds	Cash flow	5/2021	£13,000	435	23	—	—
Forward contracts - sell Mexican Pesos	Cash flow	5/2020	$10,000	12	—	—	—
Interest rate swaps	Cash flow	1/2024	$225,000	—	—	3,489	7,228
Subtotal				1,560	23	3,633	7,243

Derivatives not designated under hedge accounting
Cross-currency debt swaps - Euro	(1)	04/2020	€4,400	473	—	—	—
Cross-currency debt swaps - Pounds	(1)	04/2020	£5,000	27	—	—	—
Subtotal				500	—	—	—
Total fair value				$2,060	$23	$3,633	$7,243

(1)These cross-currency debt swaps, for which we have not elected hedge accounting, adjust the currency denomination of a portion of our outstanding debt to the Euro and British Pound, as applicable, for the notional amounts reported, creating an economic hedge against currency movements.

The pre-tax effects of derivative instruments designated as cash flow hedges for fiscal 2021 and 2020 were as follows:

	Fiscal Years Ended Last Day of February,
	Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2021	2020	Location	2021	2020
Foreign currency contracts - cash flow hedges	$(7,932)	$3,198	SG&A	$(1,564)	$2,977
Interest rate swaps - cash flow hedges	(3,673)	(11,152)	Interest expense	(4,449)	(262)
Total	$(11,605)	$(7,954)		$(6,013)	$2,715

The pre-tax effects of derivative instruments not designated under hedge accounting for fiscal 2021 and 2020 were as follows:

	Fiscal Years Ended Last Day of February,
	Gain (Loss) Recognized in Income
(in thousands)	Location	2021	2020
Cross-currency debt swaps - principal	SG&A	$(1,432)	$574
Cross-currency debt swaps - interest	Interest Expense	72	147
Total		$(1,360)	$721

We expect a net loss of $9.3 million associated with foreign currency contracts and interest rate swaps currently recorded in AOCI, to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle. See Notes 1, 16 and 18 to these consolidated financial statements for more information.

Counterparty Credit Risk

Financial instruments, including foreign currency contracts, cross-currency debt swaps and interest rate swaps, expose us to counterparty credit risk for non-performance. We manage our exposure to counterparty credit risk by only dealing with counterparties who are substantial international financial institutions with significant experience using such derivative instruments. We believe that the risk of incurring credit losses is remote.

Risks Inherent in Cash and Cash Equivalents

As the levels of our cash and cash equivalents change, they can become more subject to foreign currency exchange rate risk, interest rate risk, credit risk, and liquidity risk. Cash consists of interest-bearing, non-interest-bearing and short-term investment accounts. We consider money market accounts to be cash equivalents.

The following table summarizes our cash and cash equivalents at the end of fiscal 2021 and 2020:

	Fiscal Years Ended Last Day of February
	2021		2020
(in thousands)	Carrying Amount	Range of Interest Rates	Carrying Amount	Range of Interest Rates
Cash, interest and non-interest-bearing accounts	$43,489	0.00% to 0.30%	$21,819	0.00% to 0.30%
Money market accounts	1,631	0.01% to 2.47%	2,648	0.15% to 5.39%
Total cash and cash equivalents	$45,120		$24,467

Note 18 - Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component and related tax effects for fiscal 2021 and 2020 were as follows:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 28, 2019	$132	$1,059	$1,191
Other comprehensive (loss) income before reclassification	(11,152)	3,198	(7,954)
Amounts reclassified out of AOCI	262	(2,977)	(2,715)
Tax effects	2,559	(86)	2,473
Other comprehensive (loss) income	(8,331)	135	(8,196)
Balance at February 29, 2020	$(8,199)	$1,194	$(7,005)
Other comprehensive loss before reclassification	(3,673)	(7,932)	(11,605)
Amounts reclassified out of AOCI	4,449	1,564	6,013
Tax effects	(153)	1,094	941
Other comprehensive income (loss)	623	(5,274)	(4,651)
Balance at February 28, 2021	$(7,576)	$(4,080)	$(11,656)

See Notes 1, 16 and 17 to these consolidated financial statements for additional information regarding our cash flow hedges.

Note 19 - Segment and Geographic Information

Segment Information

The following tables summarize segment information included in continuing operations for the periods presented:

	Fiscal Year Ended February 28, 2021
(in thousands)	Housewares	Health & Home	Beauty (1)	Total
Sales revenue, net	$727,354	$890,191	$481,254	$2,098,799
Asset impairment charges	—	—	8,452	8,452
Restructuring charges	249	(6)	107	350
Operating income	122,487	94,103	64,898	281,488
Capital and intangible asset expenditures	10,369	12,854	75,445	98,668
Depreciation and amortization	9,333	15,453	12,932	37,718

	Fiscal Year Ended February 29, 2020
(in thousands)	Housewares	Health & Home	Beauty (1)	Total
Sales revenue, net	$640,965	$685,397	$381,070	$1,707,432
Asset impairment charges	—	—	41,000	41,000
Restructuring charges	1,351	93	1,869	3,313
Operating income (loss)	123,135	68,166	(13,050)	178,251
Capital and intangible asset expenditures	10,602	5,853	1,304	17,759
Depreciation and amortization	7,298	16,113	13,998	37,409

	Fiscal Year Ended February 28, 2019
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$523,807	$695,217	$345,127	1,564,151
Restructuring charges	926	686	1,974	3,586
Operating income	100,743	68,448	30,188	199,379
Capital and intangible asset expenditures	16,023	8,508	1,854	26,385
Depreciation and amortization	6,048	17,058	6,821	29,927

(1)Fiscal 2020 includes approximately five weeks of operating results from Drybar Products, acquired on January 23, 2020, and fiscal 2021 includes a full year of operating results. For additional information see Note 8 to the accompanying consolidated financial statements.

We compute segment operating income (loss) based on net sales revenue, less cost of goods sold, SG&A, restructuring charges, and any asset impairment charges associated with the segment. The SG&A used to compute each segment’s operating income is directly associated with the segment, plus shared service and corporate overhead expenses that are allocable to the segment. We do not allocate non-operating income and expense, including interest or income taxes, to operating segments. Our chief operating decision maker reviews balance sheet information at a consolidated level.

Geographic Information

The following table presents net sales revenue by geographic region, in U.S. Dollars:

	Fiscal Years Ended Last Day of February,
(in thousands)	2021		2020		2019
U.S.	$1,666,324	79.4%	$1,357,345	79.5%	$1,221,806	78.1%
Canada	92,150	4.4%	71,417	4.2%	66,855	4.3%
EMEA	183,398	8.7%	138,858	8.1%	143,024	9.1%
Asia Pacific	118,000	5.6%	99,378	5.8%	90,073	5.8%
Latin America	38,927	1.9%	40,434	2.4%	42,393	2.7%
Total sales revenue, net	$2,098,799	100.0%	$1,707,432	100.0%	$1,564,151	100.0%

Worldwide sales to our largest customer, Amazon.com Inc., accounted for approximately 20%, 18% and 16% of our consolidated net sales revenue in fiscal 2021, 2020 and 2019, respectively. Sales to our second largest customer, Walmart, Inc. (including worldwide affiliates) accounted for approximately 13%, 14% and 16% of our consolidated net sales revenue in fiscal 2021, 2020 and 2019, respectively. Sales to our third largest customer, Target Corporation, accounted for approximately 11%, 9% and 10% of our consolidated net sales revenue in fiscal 2021, 2020, and 2019, respectively. No other customers accounted for 10% or more of consolidated net sales revenue during these fiscal years. Sales to our top five customers accounted for approximately 52%, 50% and 51% of our consolidated net sales revenue in fiscal 2021, 2020 and 2019, respectively. Sales to these largest customers include sales across all of our business segments.

Our domestic and international long-lived assets were as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2021	2020	2019
U.S.	$145,798	$147,806	$117,572
International:
Barbados	18,254	11,969	9,019
Other international	5,016	4,977	3,747
Subtotal	23,270	16,946	12,766
Total	$169,068	$164,752	$130,338

The table above classifies assets based upon the country where we hold legal title. Long-lived assets included in the table above include property and equipment and operating lease assets.

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

On March 11, 2021, the American Rescue Plan Act (the “ARM”) was enacted and signed into law. The ARM is an economic stimulus package in response to the COVID-19 outbreak, which contains tax provisions that are not expected to have a material impact to our consolidated financial statements. In accordance with accounting standards for income taxes, the impact of this new tax legislation will be taken into account in our first quarter of fiscal 2022, the period in which it was enacted.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act is an emergency economic stimulus package in response to the COVID-19 outbreak that contains numerous tax provisions. Among other things, the CARES Act included technical corrections to the effective date language in the Tax Cuts and Jobs Act, enacted into law on December 22, 2017 (the “Tax Act”), related to net operating loss carrybacks.

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

In connection with the Tax Act, we repatriated $48.3 million of cash held in our U.S. owned foreign subsidiaries without such funds being subject to further U.S. federal income tax. As of February 28, 2021, we had approximately $23.0 million of undistributed earnings in U.S. owned foreign subsidiaries. While U.S. federal tax expense has been recognized as a result of the Tax Act, no deferred tax liabilities with respect to items such as certain foreign exchange gains or losses, foreign withholding taxes or state taxes have been recognized.

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

Our components of income before income tax expense are as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2021	2020	2019
U.S.	$48,693	$40,146	$32,135
Non-U.S.	220,737	125,794	155,865
Total	$269,430	$165,940	$188,000

Our components of income tax expense (benefit) are as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2021	2020	2019
U.S.
Current	$10,232	$16,732	$2,460
Deferred	(5,623)	(4,789)	10,480
	4,609	11,943	12,940

Non-U.S.
Current	9,652	2,571	2,102
Deferred	1,223	(907)	(1,266)
	10,875	1,664	836
Total	$15,484	$13,607	$13,776

Our total income tax expense differs from the amounts computed by applying the U.S. statutory tax rate to income before income taxes. An income tax rate reconciliation of these differences are as follows:

	Fiscal Years Ended Last Day of February,
	2021	2020	2019
Effective income tax rate at the U.S. statutory rate	21.0%	21.0%	21.0%
Impact of U.S. state income taxes	0.6%	1.6%	1.2%
Effect of statutory tax rate in Macau	(3.4)%	(13.6)%	(10.3)%
Effect of statutory tax rate in Barbados	(15.4)%	(5.5)%	(5.9)%
Effect of statutory tax rate in Switzerland	(1.5)%	(0.4)%	(1.9)%
Effect of income from other non-U.S. operations subject to varying rates	3.8%	2.3%	1.8%
Effect of foreign exchange fluctuations	(0.1)%	0.7%	0.2%
Effect of asset impairment charges	0.3%	2.4%	—%
Effect of U.S. tax reform	(3.5)%	—%	(0.1)%
Effect of uncertain tax positions	3.2%	(1.7)%	(0.6)%
Effect of non-deductible executive compensation	1.0%	1.4%	0.9%
Effect of base erosion and anti-abuse tax	(0.6)%	—%	1.0%
Other items	0.3%	—%	—%
Effective income tax rate	5.7%	8.2%	7.3%

Our Macau subsidiary generates income from the sale of the goods that it has sourced and procured. This subsidiary is responsible for the sourcing and procurement of a large portion of the products that we sell.  We previously had an indefinite tax holiday in Macau conditioned on the subsidiary meeting certain employment and investment thresholds.  The Macau Offshore Law and its supplementary regulations that grant tax incentives to approved offshore institutions was abolished on January 1, 2021. Existing approved offshore institutions such as ours continued to operate under the offshore regime until the end of the calendar year 2020. Beginning in calendar year 2021, our Macau subsidiary transitioned to onshore status and is now subject to a statutory corporate income tax of approximately 12%. We expect the impact of this change to increase our overall effective tax rate by 1.5 to 2.0 percentage points on an annual basis, beginning with our fiscal year 2022. Because our Macau subsidiary is not directly or indirectly owned by a U.S. parent, there is no U.S. tax liability associated with the income generated in Macau.

Each year there are significant transactions or events that are incidental to our core businesses and that by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates. Without these transactions or events, the trend in our effective tax rates would follow a more normalized pattern.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2021	2020
Deferred tax assets, gross:
Operating loss carryforwards	$14,785	$13,908
Accounts receivable	8,905	5,467
Inventories	12,432	8,751
Operating lease liabilities	10,388	10,451
Accrued expenses and other	10,731	7,692
Total gross deferred tax assets	57,241	46,269
Valuation allowance	(15,021)	(14,073)
Deferred tax liabilities:
Operating lease assets	(7,500)	(7,573)
Depreciation and amortization	(18,707)	(14,212)
Total deferred tax assets, net	$16,013	$10,411

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, expected future taxable income and tax planning strategies in assessing the ultimate realization of deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not be recoverable. In fiscal 2021, the $0.9 million net increase in our valuation allowance was principally due to changes in estimates of the operating loss carryforwards to be used in the future.

The composition of our operating loss carryforwards at the end of fiscal 2021 is as follows:

		February 28, 2021
(in thousands)	Tax Year Expiration Date Range	Deferred Tax Assets	Operating Loss Carryforward
U.S. state operating loss carryforward	2030-2038	$334	$4,550
Non-U.S. operating loss carryforwards with definite carryover periods	2022-2038	1,899	7,387
Non-U.S. operating loss carryforwards with indefinite carryover periods	Indefinite	12,552	46,066
Subtotal		14,785	$58,003
Less portion of valuation allowance established for operating loss carryforwards		(14,257)
Total		$528

Any future amount of deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during any carryforward periods are reduced.

During fiscal 2021 and 2020, changes in the total amount of unrecognized tax benefits (excluding interest and penalties) were as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2021	2020
Total unrecognized tax benefits, beginning balance	$113	$3,205
Tax positions taken during the current period	1,542	—
Changes in tax positions taken during a prior period	4,280	(2,819)
Settlements	(499)	(273)
Total unrecognized tax benefits, ending balance	5,436	113
Less current unrecognized tax benefits	—	—
Non-current unrecognized tax benefits	$5,436	$113

If we are able to sustain our positions with the relevant taxing authorities, approximately $5.4 million (excluding interest and penalties) of uncertain tax position liabilities as of February 28, 2021 would favorably impact our effective tax rate in future periods. We do not expect any significant changes to our existing unrecognized tax benefits during the next twelve months resulting from any issues currently pending with tax authorities.

We classify interest and penalties on uncertain tax positions as income tax expense. At the end of fiscal 2021 and 2020, the liability for tax-related interest and penalties included in unrecognized tax benefits was $2.9 million and $0.1 million, respectively. Additionally, during fiscal 2021, we recognized tax expense from tax-related interest and penalties of $2.9 million and tax benefits of $0.5 million and $0.5 million during fiscal 2020 and 2019, respectively, in the consolidated statements of income.

We file income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. We do not expect that any proposed adjustments from these tax jurisdictions will have a material impact on our consolidated financial statements.

As of February 28, 2021, tax years under examination or still subject to examination by material tax jurisdictions are as follows:

Jurisdiction	Tax Years Under Examination	Open Tax Years
United Kingdom	- None -	2020	—	2021
U.S.	- None -	2017	—	2021
Switzerland	- None -	2017	—	2021
Hong Kong	- None -	2014	—	2021
China	2009-2018	2009	—	2021

During fiscal 2017 we received an assessment from a state tax authority which adjusted taxable income applicable to the particular state resulting from interpretations of certain state income tax provisions applicable to our legal structure. During the time the dispute was ongoing, we believed we accurately reported our taxable income and vigorously protested the assessment through administrative processes with the state. During fiscal 2021, we reached an agreement to settle the $6.0 million assessment in dispute for $0.5 million.

Note 21 - Earnings Per Share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities. Dilutive securities at any given point in time may consist of outstanding options to purchase common stock and issued and contingently issuable unvested RSUs, PSUs, RSAs, PSAs and other stock-based awards (see Note 10). Anti-dilutive securities are not included in the computation of diluted earnings per share under the treasury stock method.

The following table presents our weighted average basic and diluted shares outstanding for the periods shown:

	Fiscal Years Ended Last Day of February,
(in thousands)	2021	2020	2019
Weighted average shares outstanding, basic	24,985	25,118	26,073
Incremental shares from share-based compensation arrangements	211	204	230
Weighted average shares outstanding, diluted	25,196	25,322	26,303

Anti-dilutive securities	112	197	262

HELEN OF TROY LIMITED AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

(in thousands)	Beginning Balance	Additions (1)	Deductions (2)	Ending Balance
Allowance for credit losses:
Year Ended February 28, 2021	$1,461	$2,093	$2,556	$998
Year Ended February 29, 2020	$2,032	$529	$1,100	$1,461
Year Ended February 28, 2019	$2,912	$1,097	$1,977	$2,032
Deferred tax asset valuation allowance:
Year Ended February 28, 2021	$14,073	$948	$—	$15,021
Year Ended February 29, 2020	$17,086	$—	$3,013	$14,073
Year Ended February 28, 2019	$17,747	$—	$661	$17,086

(1)Additions to the allowance for credit losses represent periodic net charges to the provision for doubtful receivables, inclusive of any recoveries of receivables previously written off. In fiscal 2021, the addition to the deferred tax asset valuation allowance was principally due to changes in estimates of the operating loss carryforwards to be used in the future.

(2)Deductions to the allowance for credit losses represent uncollectible balances written off. Deductions to the deferred tax asset valuation allowance in fiscal 2020 and fiscal 2019 were primarily due to changes in estimates of the operating loss carryforwards to be used in the future.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act as of February 28, 2021. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Exchange Act that occurred during our fiscal year ended February 28, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in our definitive Proxy Statement for the 2021 Annual General Meeting of Shareholders (the “Proxy Statement”) is incorporated by reference in response to this Item 10, as noted below:

•information about our Directors who are standing for re-election is set forth under “Election of Directors”;
•information about our executive officers is set forth under “Executive Officers”;
•information about our Audit Committee, including members of the committee, and our designated “audit committee financial experts” is set forth under “Corporate Governance” and “Board Committees and Meetings”;
•information about Section 16(a) beneficial ownership reporting compliance is set forth under “Section 16(a) Beneficial Ownership Reporting Compliance”; and
•information about any material changes to procedures for recommending nominees to the board of directors is set forth under “Board Committees and Meetings.”

We have adopted a Code of Ethics governing our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and finance department members. The full text of our Code of Ethics is published on our website, at www.helenoftroy.com, under the “Investor Relations-Governance” caption. We intend to disclose future amendments to, or waivers from, certain provisions of this Code of Ethics on our website or in a current report on Form 8-K.

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
2. Financial Statement Schedule: See “Schedule II” in this Annual Report on Form 10‑K.
3. Exhibits

The exhibit numbers succeeded by an asterisk (*) indicate exhibits physically filed with this Form 10-K. The exhibit numbers succeeded by two asterisks (**) indicate exhibits furnished with this Form 10-K that are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers succeeded by a cross (†) are management contracts or compensatory plans or arrangements.

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

4.1
Description of the Company's Securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2020, filed with the Securities and Exchange Commission on April 29, 2020).

10.1†
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2014, filed with the Securities and Exchange Commission on April 29, 2014).

10.2†
Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Appendix C to the Company's Definitive Proxy Statement on Schedule 14A. File No. 001-14669, filed with the Securities and Exchange Commission on June 27, 2008).

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

10.5
Loan Agreement, dated as of March 1, 2013, by and between Kaz USA, Inc. and Mississippi Business Finance Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2013 (the “2013 8-K”)).

10.6	Guaranty Agreement, dated as of March 1, 2013, by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of the 2013 8-K).
10.7	Trust Indenture, dated as of March 1, 2013, between Mississippi Business Finance Corporation and Deutsche Bank National Trust, as trustee (incorporated by reference to Exhibit 10.3 of the 2013 8-K).

10.8
First Amendment to Guaranty Agreement, dated as of February 7, 2014, made by Helen of Troy Limited, a Bermuda company, Helen of Troy, L.P., Helen of Troy Limited, a Barbados company, HOT Nevada, Inc., Helen of Troy Nevada Corporation, Helen of Troy Texas Corporation, Idelle Labs Ltd., OXO International Ltd., Helen of Troy Macao Commercial Offshore Limited, Kaz, Inc., Kaz USA, Inc., Kaz Canada, Inc., and Pur Water Purification Products, Inc., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 10, 2014).

10.9
Second Amendment to Guaranty Agreement, dated as of June 11, 2014, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2014).

10.10
Amended and Restated Credit Agreement dated January 16, 2015, by and among Helen of Troy, L.P., a Texas limited partnership, Helen of Troy Limited, a Bermuda company, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2015 (the “2015 8-K”)).

10.11
First Amendment to Amended and Restated Credit Agreement, dated December 7, 2016, by and among Helen of Troy, L.P., a Texas limited partnership, Helen of Troy Limited, a Bermuda company, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 13, 2016).

10.12
Amended and Restated Guaranty, dated March 1, 2018, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. and other lenders, pursuant to the Amended and Restated Credit Agreement, dated January 16, 2015 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2019, filed with the Securities and Exchange Commission on April 29, 2019).

10.13
Third Amendment to Guaranty Agreement, dated as of January 16, 2015, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.3 of the 2015 8-K).

10.14
Fourth Amendment to Guaranty Agreement, dated as of December 7, 2016, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2017, filed with the Securities and Exchange Commission on May 1, 2017 (the “2017 10-K”)).

10.15
First Supplemental Trust Indenture, dated as of March 1, 2014, by and between Mississippi Business Finance Corporation and Deutsche Bank National Trust, as trustee (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015, filed with the Securities and Exchange Commission on April 29, 2015).

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

10.19
Third Amendment and Commitment Increase to Amended and Restated Credit Agreement, dated March 13, 2020, by and among Helen of Troy Texas Corporation, a Texas corporation, Helen of Troy Limited, a Bermuda company, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2020).

10.20†
Amended and Restated Employment Agreement among Helen of Troy Nevada Corporation, Helen of Troy Limited, a Bermuda company, Helen of Troy Limited, a Barbados company, and Julien Mininberg, effective March 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 7, 2018).

10.21†
Helen of Troy Limited 2018 Stock Incentive Plan (incorporated by reference to Annex B of the Company's Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on June 28, 2018 (the “2018 Proxy”)).

10.22†	Helen of Troy Limited 2018 Employee Stock Purchase Plan (incorporated by reference to Annex C of the 2018 Proxy).
10.23†
Severance Agreement among Helen of Troy Nevada Corporation, a Nevada corporation, Helen of Troy Limited, a Bermuda company, and Brian L. Grass, effective June 17, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 21, 2019).

10.24
Fourth Supplemental Trust Indenture, dated effective as of September 28, 2018, by and between Mississippi Business Finance Corporation and U.S. Bank National Association (successor to Deutsche Bank National Trust Company), as trustee (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ending November 30, 2018, filed with the Securities and Exchange Commission on January 9, 2019 (the “2019 10-Q”)).

10.25
Fifth Amendment to Guaranty Agreement, dated effective as of September 28, 2018, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N. A. (incorporated by reference to Exhibit 10.3 of the 2019 10-Q).

10.26
Sixth Amendment to Guaranty Agreement, dated as of May 14, 2020, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 20, 2020 (the “May 2020 8-K”)).

10.27
Fifth Supplemental Trust Indenture, dated as of May 14, 2020, by and between Mississippi Business Finance Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 of the May 2020 8-K).

10.28†
Waiver Letter, dated March 30, 2020, to the Amended and Restated Employment Agreement among Helen of Troy Nevada Corporation, Helen of Troy Limited, a Bermuda company, Helen of Troy Limited, a Barbados company, and Julien Mininberg (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ending May 31, 2020, filed with the Securities and Exchange Commission on July 10, 2020 (the “2020 10-Q”)).

10.29†
Waiver Letter, dated March 30, 2020, to the Severance Agreement among Helen of Troy Nevada Corporation, Helen of Troy Limited, a Bermuda company, and Brian L. Grass (incorporated by reference to Exhibit 10.5 of the 2020 10-Q).

10.30†
Amended and Restated Employment Agreement among Helen of Troy Nevada Corporation, Helen of Troy Limited, a Bermuda company, Helen of Troy Limited, a Barbados company, and Julien Mininberg, effective March 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2020 (the “December 2020 8-K”)).

10.31†
Amendment to Severance Agreement, dated as of December 4, 2020, among Helen of Troy Nevada Corporation, a Nevada corporation, Helen of Troy Limited, a Bermuda company, and Brian L. Grass (incorporated by reference to Exhibit 10.2 of the Company's December 2020 8-K.

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

HELEN OF TROY LIMITED

By: /s/ Julien R. Mininberg
Julien R. Mininberg Chief Executive Officer and Director April 29, 2021
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Julien R. Mininberg	/s/ Brian L. Grass
Julien R. Mininberg Chief Executive Officer, Director and Principal Executive Officer April 29, 2021	Brian L. Grass Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer April 29, 2021

/s/ Gary B. Abromovitz	/s/ Timothy F. Meeker
Gary B. Abromovitz Director, Deputy Chairman of the Board April 29, 2021	Timothy F. Meeker Director, Chairman of the Board April 29, 2021

/s/ Beryl B. Raff	/s/ Krista L. Berry
Beryl B. Raff Director April 29, 2021	Krista L. Berry Director April 29, 2021

/s/ Darren G. Woody	/s/ Thurman K. Case
Darren G. Woody Director April 29, 2021	Thurman K. Case Director April 29, 2021

/s/ Vincent D. Carson
Vincent D. Carson Director April 29, 2021