Form 10-Q
period 2021-05-31
HELEN OF TROY LTD
filed 2021-07-09
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).       Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
As of July 1, 2021, there were 24,098,751 common shares, $0.10 par value per share, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except shares and par value)	May 31, 2021	February 28, 2021
Assets
Assets, current:
Cash and cash equivalents	$37,368	$45,120
Receivables - principally trade, less allowances of $594 and $998	406,409	382,449
Inventory	540,129	481,611
Prepaid expenses and other current assets	18,584	16,170
Income taxes receivable	4,938	6,720
Assets held for sale	48,646	39,867
Total assets, current	1,056,074	971,937

Property and equipment, net of accumulated depreciation of $145,915 and $140,379	134,450	136,535
Goodwill	739,901	739,901
Other intangible assets, net of accumulated amortization of $154,224 and $151,240	354,642	357,264
Operating lease assets	31,905	32,533
Deferred tax assets, net	26,431	21,748
Other assets	4,689	3,570
Total assets	$2,348,092	$2,263,488

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$317,573	$334,807
Accrued expenses and other current liabilities	232,604	271,179
Income taxes payable	13,917	7,022
Long-term debt, current maturities	1,884	1,884
Liabilities held for sale	5,757	—
Total liabilities, current	571,735	614,892

Long-term debt, excluding current maturities	509,090	341,746
Lease liabilities, non-current	37,788	38,352
Deferred tax liabilities, net	6,432	5,735
Other liabilities, non-current	20,966	23,416
Total liabilities	1,146,011	1,024,141

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 24,097,766 and 24,405,921 shares issued and outstanding	2,410	2,441
Additional paid in capital	283,394	283,396
Accumulated other comprehensive loss	(12,453)	(11,656)
Retained earnings	928,730	965,166
Total stockholders' equity	1,202,081	1,239,347
Total liabilities and stockholders' equity	$2,348,092	$2,263,488
 See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended May 31,
(in thousands, except per share data)	2021	2020
Sales revenue, net	$541,223	$420,835
Cost of goods sold	320,631	241,534
Gross profit	220,592	179,301

Selling, general and administrative expense (“SG&A”)	155,751	121,989
Restructuring charges	6	333
Operating income	64,835	56,979

Non-operating income, net	102	236
Interest expense	2,995	3,846
Income before income tax	61,942	53,369

Income tax expense (benefit)	4,970	(6,917)
Net income	$56,972	$60,286

Earnings per share (“EPS”):
Basic	$2.34	$2.39
Diluted	2.31	2.37

Weighted average shares used in computing EPS:
Basic	24,349	25,254
Diluted	24,636	25,397

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended May 31,
(in thousands)	2021	2020
Net income	$56,972	$60,286
Other comprehensive loss, net of tax:
Cash flow hedge activity - interest rate swaps	757	(2,607)
Cash flow hedge activity - foreign currency contracts	(1,554)	695
Total other comprehensive loss, net of tax	(797)	(1,912)
Comprehensive income	$56,175	$58,374

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 29, 2020	25,194	$2,519	$268,043	$(7,005)	$898,166	$1,161,723
Net income	—	—	—	—	60,286	60,286
Other comprehensive loss, net of tax	—	—	—	(1,912)	—	(1,912)
Exercise of stock options	8	1	475	—	—	476
Issuance and settlement of restricted stock	165	17	(17)	—	—	—
Issuance of common stock related to stock purchase plan	15	1	1,900	—	—	1,901
Common stock repurchased and retired	(61)	(6)	(9,895)	—	(112)	(10,013)
Share-based compensation	—	—	9,291	—	—	9,291
Balances at May 31, 2020	25,321	$2,532	$269,797	$(8,917)	$958,340	$1,221,752

Balances at February 28, 2021	24,406	$2,441	$283,396	$(11,656)	$965,166	$1,239,347
Net income	—	—	—	—	56,972	56,972
Other comprehensive loss, net of tax	—	—	—	(797)	—	(797)
Exercise of stock options	4	—	275	—	—	275
Issuance and settlement of restricted stock	177	18	(18)	—	—	—
Issuance of common stock related to stock purchase plan	13	1	2,337	—	—	2,338
Common stock repurchased and retired	(502)	(50)	(16,616)	—	(93,408)	(110,074)
Share-based compensation	—	—	14,020	—	—	14,020
Balances at May 31, 2021	24,098	$2,410	$283,394	$(12,453)	$928,730	$1,202,081

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended May 31,
(in thousands)	2021	2020
Cash provided by operating activities:
Net income	$56,972	$60,286
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	8,713	9,140
Amortization of financing costs	243	267
Non-cash operating lease expense	2,027	1,558
Provision for credit losses	—	1,738
Non-cash share-based compensation	14,020	9,291
Loss on the sale or disposal of property and equipment	—	6
Deferred income taxes and tax credits	(3,811)	2,274
Changes in operating capital:
Receivables	(38,747)	13,516
Inventory	(58,860)	(16,017)
Prepaid expenses and other current assets	(2,414)	1,490
Other assets and liabilities, net	(3,185)	(3,907)
Accounts payable	(10,885)	40,963
Accrued expenses and other current liabilities	(35,574)	(16,010)
Accrued income taxes	8,116	(11,769)
Net cash (used) provided by operating activities	(63,385)	92,826

Cash used by investing activities:
Capital and intangible asset expenditures	(4,006)	(6,451)
Net cash used by investing activities	(4,006)	(6,451)

Cash provided (used) by financing activities:
Proceeds from line of credit	221,100	765,200
Repayment of line of credit	(52,100)	(774,200)
Repayment of long-term debt	(1,900)	(1,900)
Payment of financing costs	—	(3,789)
Proceeds from share issuances under share-based compensation plans	2,613	2,377
Payments for repurchases of common stock	(110,074)	(10,013)
Net cash provided (used) by financing activities	59,639	(22,325)

Net (decrease) increase in cash and cash equivalents	(7,752)	64,050
Cash and cash equivalents, beginning balance	45,120	24,467
Cash and cash equivalents, ending balance	$37,368	$88,517
 See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
May 31, 2021

Note 1 - Basis of Presentation and Related Information

Corporate Overview

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of May 31, 2021 and February 28, 2021, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2021 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. As of May 31, 2021, we operated three segments: Housewares, Health & Home, and Beauty. Our Housewares segment provides a broad range of innovative consumer products for the home and on the go to help with food preparation, cooking, cleaning, organization, beverage service, and other tasks to ease everyday living for families. The Health & Home segment provides healthcare and home environment products including health care devices, water filtration systems, and small home appliances. Our Beauty segment provides mass and prestige market beauty appliance and personal care products including hair styling appliances, grooming tools, decorative haircare accessories, and liquid-, solid- and powder-based personal care and grooming products.

Our business is seasonal due to different calendar events, holidays and seasonal weather patterns. Our fiscal reporting period ends on the last day in February. Historically, our highest sales volume and operating income occur in our third fiscal quarter ending November 30th. We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the U.S.

During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Beauty segment's mass channel personal care business (“Personal Care”). The net assets to be disposed of include intangible assets, inventory, certain net trade receivables, fixed assets and certain accrued sales discounts and allowances relating to our mass channel liquids, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium. Accordingly, we have classified the identified net assets of the disposal group as held for sale. The Personal Care divestiture was completed during the second quarter of fiscal 2022. See Notes 3 and 16 for additional information.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) to be a pandemic. The effects of the COVID-19 pandemic have had an unfavorable impact on certain parts of our business. The impact includes the effect of temporary closures of certain customer stores or limited hours of operation, and materially lower store traffic, primarily during fiscal 2021. Additionally, COVID-19 has disrupted certain parts of our supply chain. Surges in demand and shifts in shopping patterns related to COVID-19, as well as other factors, have strained the global freight network, which is resulting in higher costs, less capacity, and longer lead times. These factors may impact our ability to fulfill some orders on a timely basis. Additionally, the extent of COVID-19's impact on the demand for certain of our product lines in the future will depend on future developments, including the duration, spread and intensity of the pandemic, our continued ability to source and distribute our products, as well as any future government actions affecting consumers and the global economy generally, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

Principles of Consolidation

The accompanying condensed consolidated financial statements are prepared in accordance with GAAP and include all of our subsidiaries. Our condensed consolidated financial statements are prepared in U.S. Dollars. All intercompany balances and transactions are eliminated in consolidation.

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

Note 2 - New Accounting Pronouncements

There have been no changes in the information provided in our Form 10-K.

Note 3 - Assets and Liabilities Held for Sale

During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Personal Care business and accordingly, we classified the identified net assets of the disposal group as held for sale. The net assets to be disposed of include intangible assets, inventory, certain net trade receivables, fixed assets and certain accrued sales discounts and allowances relating to our mass channel liquids, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium. The Personal Care divestiture was completed during the second quarter of fiscal 2022. See Note 16 for additional information.

The carrying amounts of the major classes of assets and liabilities for our Personal Care business that were classified as held for sale are as follows:

(in thousands)	May 31, 2021	February 28, 2021
Receivables, net of allowance of $89 and $30	$16,415	$7,979
Inventory	13,010	12,667
Property and equipment, net of accumulated depreciation of $403	100	100
Goodwill, net of accumulated impairment of $80,445	1,397	1,397
Other intangible assets, net of accumulated amortization of $4,474	17,724	17,724
Assets held for sale	$48,646	$39,867

Accrued sales discounts and allowances	$5,757	$—
Liabilities held for sale	$5,757	$—

Note 4 - Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities is as follows:

(in thousands)	May 31, 2021	February 28, 2021
Accrued compensation, benefits and payroll taxes	$26,089	$66,385
Accrued sales discounts and allowances	57,758	59,426
Accrued sales returns	30,344	29,434
Accrued advertising	45,528	50,923
Other	72,885	65,011
Total accrued expenses and other current liabilities	$232,604	$271,179

Note 5 - Share-Based Compensation Plans

As part of our compensation structure, we grant share-based compensation awards to certain employees and non-employee members of our Board of Directors during the fiscal year. These awards may be subject to attainment of certain service conditions, performance conditions and/or market conditions. During the first quarter of fiscal 2022, we granted 83,227 service condition awards (“Service Condition Awards”) with a weighted average grant date fair value of $219.02. Additionally we granted 143,340 performance-based awards during the first quarter of fiscal 2022, of which 71,670 contained performance conditions (“Performance Condition Awards”) and 71,670 contained market conditions (“Market Condition Awards”) with weighted average grant date fair values of $216.20 and $156.08, respectively. Refer to our Form 10-K for further information on the Company's share-based compensation plans.

We recorded share-based compensation expense in SG&A as follows:

	Three Months Ended May 31,
(in thousands)	2021	2020
Stock options	$—	$12
Directors stock compensation	160	182
Service Condition Awards	1,940	1,920
Performance Condition Awards	10,023	6,691
Market Condition Awards	1,129	—
Employee stock purchase plan	768	486
Share-based compensation expense	14,020	9,291
Less income tax benefits	(859)	(606)
Share-based compensation expense, net of tax	$13,161	$8,685

Unrecognized Share-Based Compensation Expense

As of May 31, 2021, our total unrecognized share-based compensation for all awards was $47.4 million, which will be recognized over a weighted average amortization period of 2.5 years. The total unrecognized share-based compensation reflects an estimate of target achievement for Performance Condition Awards granted during the first quarter of fiscal 2022 and fiscal 2021, and an estimate of 200% of target achievement for Performance Condition Awards granted in fiscal 2020.

Note 6 - Repurchases of Common Stock

In May 2019, our Board of Directors authorized the repurchase of up to $400 million of our outstanding common stock. The authorization is effective until May 2022 and replaced our former repurchase authorization. As of May 31, 2021, our repurchase authorization allowed for the purchase of $79.6 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

	Three Months Ended May 31,
(in thousands, except share and per share data)	2021	2020
Common stock repurchased on the open market:
Number of shares	436,842	—
Aggregate value of shares	$95,484	$—
Average price per share	$218.58	$—

Common stock received in connection with share-based compensation:
Number of shares	65,644	60,845
Aggregate value of shares	$14,590	$10,013
Average price per share	$222.26	$164.56

Note 7 - Restructuring Plan

In October 2017, we announced a restructuring plan (referred to as “Project Refuel”) intended to enhance performance primarily in the Beauty and former Nutritional Supplements segments. Project Refuel includes charges for a reduction-in-force and the elimination of certain contracts. During the first quarter of fiscal 2019, we expanded Project Refuel to include the realignment and streamlining of our supply chain structure. We are targeting total annualized profit improvements of approximately $10.5 million to $12.5 million over the duration of the plan. We estimate the plan to be completed during fiscal 2022 and expect to incur total restructuring charges of approximately $10.3 million over the duration of the plan, of which $9.2 million have been incurred through the first quarter of fiscal 2022. Restructuring provisions are determined based on estimates prepared at the time the restructuring actions are approved by management and are revised periodically.

We incurred an insignificant amount and $0.3 million of pre-tax restructuring costs during the three months ended May 31, 2021 and May 31, 2020, respectively, which are recorded as “Restructuring charges” in the condensed consolidated statements of income. During the three month period ended May 31, 2021, we made total cash restructuring payments of $0.1 million. Since implementing Project Refuel, we have made total cash restructuring payments of $9.2 million as of May 31, 2021.

Note 8 - Commitments and Contingencies

Legal Matters

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described below.

Regulatory Matters

As a global company, we are subject to U.S. and foreign regulations, including environmental, health and safety laws, and industry-specific product certifications. Many of the products we sell are subject to product safety laws and regulations in various jurisdictions. These laws and regulations specify the maximum allowable levels of certain materials that may be contained in our products, provide statutory prohibitions against misbranded and adulterated products, establish ingredients and manufacturing procedures for certain products, specify product safety testing requirements, and set product identification, labeling and claim requirements. Additionally, some of our product lines within our Health & Home segment are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the U.S. Environmental Protection Agency (the “EPA”), U.S. Customs and Border Protection, the U.S. Food and Drug Administration, and the U.S. Consumer Product Safety Commission.

We are currently in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Health & Home segment that are sold in the U.S. The EPA has not raised any product quality, safety or performance issues. We expect these products to be available for distribution with the only changes being modified labeling or different packaging. As a result of these discussions, on May 27, 2021, we voluntarily implemented a temporary stop shipment action across this line of products in the U.S. while we ensure that all labeling is in compliance and we work with the EPA towards an expedient resolution. The EPA has approved modest changes to our labeling claims on our existing water filtration packaging, which we have begun to implement. We resumed shipment of these products and are actively working towards similar agreements regarding our air filtration and humidification packaging in continued collaboration with the EPA. At our request, the EPA issued a Stop Sale, Use or Removal Order on June 29, 2021, which, among other things, allows for the movement of certain of our products among our warehouses and will facilitate rework of the affected air filtration packaging once agreed to with the EPA. We believe this is meaningful progress towards a final resolution with the EPA. The stop shipment will remain in effect until we implement an approved labeling and repackaging plan. We expect that our consolidated and Health & Home segment’s fiscal 2022 net sales revenue, gross profit and operating income will be materially and adversely impacted by the stop shipment. At this time, we are not aware of any fines or penalties related to this matter imposed against us by the EPA. While we do not anticipate material fines or penalties, there can be no assurances that such fines or penalties will not be imposed.

In addition, during the first quarter of fiscal 2022, we recorded a $13.1 million charge to write-off the obsolete packaging for the affected products in our inventory on-hand and in-transit as of the end of the first quarter of fiscal 2022. The charge was recognized in cost of goods sold and is referred to throughout this Form 10-Q as “EPA compliance costs.” We expect to incur additional compliance costs, which may include costs to relabel or repackage our existing inventory as well as incremental freight and storage costs, among other things. Costs to relabel or repackage our existing inventory will be capitalized into

`

inventory; however, many of the other potential incremental EPA compliance costs will be expensed as incurred and could materially and adversely impact our consolidated and Health & Home segment’s gross profit and operating income. Additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. Accordingly, our business, results of operations and financial condition could be adversely and materially impacted by our actions or in ways that we are not able to predict today. For additional information refer to Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “EPA Compliance Costs” and to Part II, Item 1A., “Risk Factors” included within this Form 10-Q.

Note 9 - Long-Term Debt

A summary of our long-term debt follows:

(in thousands)	May 31, 2021	February 28, 2021
Mississippi Business Finance Corporation Loan (the “MBFC Loan”) (1)	$16,708	$18,607
Credit Agreement (2)	498,000	329,000
Subtotal	514,708	347,607
Unamortized prepaid financing fees	(3,734)	(3,977)
Total long-term debt	510,974	343,630
Less: current maturities of long-term debt	(1,884)	(1,884)
Long-term debt, excluding current maturities	$509,090	$341,746

(1)The MBFC Loan is unsecured and bears floating interest based on either the London Interbank Offered Rate (“LIBOR”) plus a margin of up to 2.0%, or a Base Rate plus a margin of up to 1.0%, as determined by the interest rate elected and the Net Leverage Ratio defined in the Indenture. The weighted average interest rate on borrowings outstanding was 1.1% at both May 31, 2021 and February 28, 2021.

(2)The Credit Agreement (defined below) is unsecured and bears floating interest at either the Base Rate or LIBOR, plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.0% and 1.0% to 2.0% for Base Rate and LIBOR borrowings, respectively. These floating interest rates are hedged with interest rate swaps to effectively fix interest rates on $225 million of the outstanding principal balance under the Credit Agreement (see Notes 10, 11, and 12 for additional information regarding interest rate swaps). The weighted average interest rate on borrowings outstanding was 1.1% at both May 31, 2021 and February 28, 2021.

Credit Agreement

We have a credit agreement (the "Credit Agreement") with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1.25 billion. As of May 31, 2021, the balance of outstanding letters of credit was $19.2 million and the amount available for borrowings was $732.8 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of May 31, 2021, these covenants did not limit our ability to incur $732.8 million of additional debt under the Credit Agreement.

Debt Covenants

As of May 31, 2021, we were in compliance with all covenants as defined under the terms of the Credit Agreement and our other debt agreements.

Note 10 - Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques under

`

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

	Carrying Amount and Fair Value
(in thousands)	May 31, 2021	February 28, 2021
Assets:
Cash equivalents (money market accounts)	$1,602	$1,631
Foreign currency derivatives	—	33
Total assets	$1,602	$1,664

Liabilities:
Interest rate swaps	$8,947	$9,941
Foreign currency derivatives	8,612	6,550
Total liabilities	$17,559	$16,491

The carrying amounts of cash, accounts payable, accrued expenses and other current liabilities and income taxes payable approximate fair value because of the short maturity of these items. The carrying amounts of receivables approximate fair value due to the effect of the related allowance for credit losses. The carrying amount of our floating rate debt approximates its fair value.

We use derivatives to manage our exposure to changes in foreign currency exchange rates, which can include foreign currency forward contracts, zero cost collars and cross-currency debt swaps. In addition, we use interest rate swaps to manage our exposure to changes in interest rates. All of our derivative assets and liabilities are recorded at fair value. See Notes 11 and 12 for more information on our derivatives.

Note 11 - Financial Instruments and Risk Management

Foreign Currency Risk

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. Approximately 12% and 15% of our net sales revenue was

`

denominated in foreign currencies during the three month periods ended May 31, 2021 and 2020, respectively. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos and Canadian Dollars. We make most of our inventory purchases from vendors in the Asia Pacific market and primarily use the U.S. Dollar for such purchases.

In our condensed consolidated statements of income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign currency exchange rate gains and losses are recognized in SG&A. During the three month period ended May 31, 2021, we recorded foreign currency exchange rate net gains of $0.4 million in SG&A compared to foreign currency exchange rate net losses of $1.7 million for the same period last year.

We mitigate certain foreign currency exchange rate risk by using a series of foreign currency contracts, which can include forward contracts and zero-cost collars, designated as cash flow hedges, and mark-to-market cross-currency debt swaps to protect against the foreign currency exchange rate risk inherent in our forecasted transactions denominated in foreign currencies. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. Our foreign currency contracts are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in Other Comprehensive Loss (“OCI”) until the hedge transaction is settled, at which point amounts are reclassified from Accumulated Other Comprehensive Loss (“AOCI”) to our condensed consolidated statements of income. Derivatives for which we have not elected hedge accounting consist of our cross-currency debt swaps, and any changes in the fair value of the derivatives are recorded in our condensed consolidated statements of income. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness. Any ineffectiveness, which is not material for any year presented, is immediately recognized in our condensed consolidated statements of income.

Interest Rate Risk

Interest on our outstanding debt as of May 31, 2021 is based on floating interest rates. If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on $225.0 million of the outstanding principal balance under the Credit Agreement, which totaled $498.0 million as of May 31, 2021. Our interest rate swaps are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in OCI until the hedge transaction is settled, at which point amounts are reclassified from AOCI to our condensed consolidated statements of income. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness. Any ineffectiveness, which is not material for any year presented, is immediately recognized in our condensed consolidated statements of income.

`

The following tables summarize the fair values of our derivative instruments as of the end of the periods presented:

(in thousands)	May 31, 2021
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- current
Forward contracts - sell Euro	Cash flow	2/2023		€43,750	—	—	1,867	241
Forward contracts - sell Canadian Dollars	Cash flow	2/2023		$46,750	—	—	1,857	251
Forward contracts - sell Pounds	Cash flow	2/2023		£38,800	—	—	2,399	274
Forward contracts - Sell Australian Dollars	Cash flow	11/2021	A$	4,000	—	—	20	—
Interest rate swaps	Cash flow	1/2024		$225,000	—	—	4,011	4,936
Subtotal					—	—	10,154	5,702

Derivatives not designated under hedge accounting
Cross-currency debt swaps - Euro	(1)	04/2022		€6,000	—	—	863	—
Cross-currency debt swaps - Pounds	(1)	04/2022		£4,500	—	—	840	—
Subtotal					—	—	1,703	—
Total fair value					$—	$—	$11,857	$5,702

(in thousands)	February 28, 2021
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- current
Forward contracts - sell Euro	Cash flow	2/2022		€39,000	—	—	1,851	—
Forward contracts - sell Canadian Dollars	Cash flow	2/2023		$34,000	—	33	1,061	—
Forward contracts - sell Pounds	Cash flow	2/2023		£34,500	—	—	2,026	21
Forward contracts - sell Australian Dollars	Cash flow	11/2021	A$	4,000	—	—	18	—
Interest rate swaps	Cash flow	1/2024		$225,000	—	—	4,407	5,534
Subtotal					—	33	9,363	5,555

Derivatives not designated under hedge accounting
Cross-currency debt swaps - Euro	(1)	04/2022		€6,000	—	—	—	817
Cross-currency debt swaps - Pounds	(1)	04/2022		£4,500	—	—	—	756
Subtotal					—	—	—	1,573
Total fair value					$—	$33	$9,363	$7,128

(1)These cross-currency debt swaps, for which we have not elected hedge accounting, adjust the currency denomination of a portion of our outstanding debt to the Euro and British Pound, as applicable, for the notional amounts reported, creating an economic hedge against currency movements.

`

The pre-tax effects of derivative instruments designated as cash flow hedges were as follows for the periods presented:

	Three Months Ended May 31,
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2021	Location	2021
Foreign currency contracts - cash flow hedges	$(3,191)	Sales revenue, net	$(1,226)
Interest rate swaps - cash flow hedges	(290)	Interest expense	(1,284)
Total	$(3,481)		$(2,510)

	Three Months Ended May 31,
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2020	Location	2020
Foreign currency contracts - cash flow hedges	$1,604	SG&A	$765
Interest rate swaps - cash flow hedges	(4,133)	Interest expense	(726)
Total	$(2,529)		$39

The pre-tax effects of derivative instruments not designated under hedge accounting were as follows for the periods presented:

	Three Months Ended May 31,
	Gain (Loss) Recognized in Income
(in thousands)	Location	2021	2020
Cross-currency debt swaps - principal	SG&A	(129)	(149)
Cross-currency debt swaps - interest	Interest expense	(2)	74
Total		$(131)	$(75)

We expect a net loss of $10.2 million associated with foreign currency contracts and interest rate swaps currently reported in AOCI to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle. See Notes 10 and 12 to these condensed consolidated financial statements for more information.

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

`

Note 12 - Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component and related tax effects for the periods presented were as follows:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 29, 2020	$(8,199)	$1,194	$(7,005)
Other comprehensive (loss) income before reclassification	(4,133)	1,604	(2,529)
Amounts reclassified out of AOCI	726	(765)	(39)
Tax effects	800	(144)	656
Other comprehensive (loss) income	(2,607)	695	(1,912)
Balance at May 31, 2020	$(10,806)	$1,889	$(8,917)

Balance at February 28, 2021	$(7,576)	$(4,080)	$(11,656)
Other comprehensive loss before reclassification	(290)	(3,191)	(3,481)
Amounts reclassified out of AOCI	1,284	1,226	2,510
Tax effects	(237)	411	174
Other comprehensive income (loss)	757	(1,554)	(797)
Balance at May 31, 2021	$(6,819)	$(5,634)	$(12,453)
See Notes 9, 10 and 11 to these condensed consolidated financial statements for additional information regarding our cash flow hedges.
Note 13 - Segment Information
The following tables summarize segment information for the periods presented:

	Three Months Ended May 31, 2021
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$193,644	$204,096	$143,483	$541,223
Restructuring charges	—	—	6	6
Operating income	27,143	11,249	26,443	64,835
Capital and intangible asset expenditures	2,987	748	271	4,006
Depreciation and amortization	2,548	2,726	3,439	8,713

	Three Months Ended May 31, 2020
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$140,628	$199,956	$80,251	$420,835
Restructuring charges	238	—	95	333
Operating income	23,233	31,533	2,213	56,979
Capital and intangible asset expenditures	2,717	3,408	326	6,451
Depreciation and amortization	2,122	4,052	2,966	9,140

Note 14 - Income Taxes

We reorganized the Company in Bermuda in 1994 and many of our foreign subsidiaries are not directly or indirectly owned by a U.S. parent. As such, a large portion of our foreign income is not subject to U.S. taxation on a permanent basis under current law. Additionally, our intellectual property is largely owned by foreign subsidiaries, resulting in proportionally higher earnings in jurisdictions with lower statutory tax

`

rates, which decreases our overall effective tax rate. The taxable income earned in each jurisdiction, whether U.S. or foreign, is determined by the subsidiary's operating results and transfer pricing and tax regulations in the related jurisdictions.

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items.

On March 11, 2021, the American Rescue Plan Act (the “ARM”) was enacted and signed into law. The ARM is an economic stimulus package in response to the COVID-19 outbreak which contains tax provisions that did not have a material impact to our condensed consolidated financial statements.

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

For the three months ended May 31, 2021, income tax expense as a percentage of income before income tax was 8.0% compared to an income tax benefit of 13.0% for the same period last year, primarily due to the benefit of the CARES Act in fiscal 2021. Income tax expense for the three months ended May 31, 2021 is driven by the mix of taxable income in our various tax jurisdictions and excess tax benefits associated with share-based compensation recognized in the period in which it is settled.

Our Macau subsidiary generates income from the sale of the goods that it has sourced and procured. This subsidiary is responsible for the sourcing and procurement of a large portion of the products that we sell. We previously had an indefinite tax holiday in Macau conditioned on the subsidiary meeting certain employment and investment thresholds. The Macau Offshore Law and its supplementary regulations that grant tax incentives to approved offshore institutions was abolished on January 1, 2021. Existing approved offshore institutions such as ours continued to operate under the offshore regime until the end of the calendar year 2020. Beginning in calendar year 2021, our Macau subsidiary transitioned to onshore status and is now subject to a statutory corporate income tax of 12%. Because our Macau subsidiary is not directly or indirectly owned by a U.S. parent, there is no U.S. tax liability associated with the income generated in Macau.

Note 15 - Earnings Per Share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities. Dilutive securities at any given point in time may consist of outstanding options to purchase common stock and issued and contingently issuable unvested restricted stock units, performance stock units, restricted stock awards and performance restricted stock awards and other stock based awards. Anti-dilutive securities are not included in the computation of diluted earnings per share under the treasury stock method. See Note 5

`

to these condensed consolidated financial statements for more information regarding stock-based awards.

The following table presents our weighted average basic and diluted shares outstanding for the periods shown:

	Three Months Ended May 31,
(in thousands)	2021	2020
Weighted average shares outstanding, basic	24,349	25,254
Incremental shares from share-based compensation arrangements	287	143
Weighted average shares outstanding, diluted	24,636	25,397

Anti-dilutive securities	—	262

Note 16 - Subsequent Events

Divestiture of Personal Care Business

On June 7, 2021, we completed the sale of our Personal Care business, not including the Latin America and Caribbean regions, to HRB Brands LLC, for $44.7 million in cash. The sale also includes an option that provides HRB Brands LLC the right to purchase the Latin America and Caribbean Personal Care businesses no later than the end of fiscal 2022, subject to meeting certain agreed-upon conditions. The carrying amount of the identified assets and liabilities within the disposal group were classified as held for sale as of May 31, 2021. The transaction is not reflected in our condensed consolidated financial statements as of and for the period ended May 31, 2021. See Note 3 for additional information.

`

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1., “Financial Statements.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations. Actual results may differ materially due to a number of factors, including those discussed in Part II, Item 1A.,“Risk Factors,” and in the section entitled “Information Regarding Forward-Looking Statements” following this MD&A, and in Part I, Item 3., “Quantitative and Qualitative Disclosures About Market Risk” in this report, as well as in Part II, Item IA., “Risk Factors” in the Company’s most recent annual report on Form 10-K for the fiscal year ended February 28, 2021 (“Form 10-K”) and its other filings with the Securities and Exchange Commission (the “SEC”). When used in this MD&A, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. Throughout this MD&A, we refer to our Leadership Brands, which are brands that have number-one and number-two positions in their respective categories and include OXO, Honeywell, Braun, PUR, Hydro Flask, Vicks, Hot Tools and Drybar.

This MD&A, including the tables under the headings “Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment” and “Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP)” reports operating income, operating margin, net income and diluted earnings per share (“EPS”) without the impact of EPA compliance costs, restructuring charges, tax reform, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based measures presented in our condensed consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges and benefits on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors. We further believe that including the excluded charges and benefits would not accurately reflect the underlying performance of our operations for the period in which the charges and benefits are incurred, even though such charges and benefits may be incurred and reflected in our GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information. These non-GAAP measures are discussed further and reconciled to their applicable GAAP-based measures contained in this MD&A beginning on page 30.

There were no material changes to the key financial measures discussed in our Form 10-K.

`

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

Fiscal 2020 began Phase II of our transformation, which is designed to drive the next five years of progress. The long-term objectives of Phase II include improved organic sales growth, continued margin expansion, and strategic and effective capital deployment. Phase II includes continued investment in our Leadership Brands, with a focus on growing them through consumer-centric innovation, expanding them more aggressively outside the United States of America (the “U.S.”), and adding new brands through acquisition. We are building further shared service capability and operating efficiency, as well as focusing on attracting, retaining, unifying and training the best people. Additionally, we are enhancing and consolidating our environmental, social and governance efforts and accelerating programs related to diversity, equity and inclusion to support our Phase II transformation.

In fiscal 2018, we announced a restructuring plan (referred to as “Project Refuel”) intended to enhance the performance primarily in the Beauty and former Nutritional Supplements segments. Project Refuel includes charges for a reduction-in-force and the elimination of certain contracts. During the first quarter of fiscal 2019, we expanded Project Refuel to include the realignment and streamlining of our supply chain structure. We are targeting total annualized profit improvements of approximately $10.5 million to $12.5 million over the duration of the plan. We estimate the plan to be completed during fiscal 2022 and expect to incur total restructuring charges of approximately $10.3 million over the duration of the plan, of which $9.2 million was incurred through the first quarter of fiscal 2022. See Note 7 to the accompanying condensed consolidated financial statements for additional information.

Consistent with our strategy of focusing resources on our Leadership Brands, during the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Beauty segment's mass channel personal care business (“Personal Care”). The net assets to be disposed of include intangible assets, inventory, certain net trade receivables, fixed assets and certain accrued sales discounts and allowances relating to our mass channel liquids, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium. Accordingly, we classified the identified net assets of the disposal group as held for sale. On June 7, 2021, we completed the sale of our Personal Care business, not including the Latin America and Caribbean regions, to HRB Brands LLC, for $44.7 million in cash. The sale also includes an option that provides HRB Brands LLC the right to purchase the Latin America and Caribbean Personal Care businesses no later than the end of fiscal 2022, subject to meeting certain agreed-upon conditions. See Note 3 and Note 16 to the accompanying condensed consolidated financial statements for additional information.

`

Significant Trends Impacting the Business

Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) to be a pandemic. The effects of the COVID-19 pandemic have had an unfavorable impact on certain parts of our business. The impact includes the effect of temporary closures of certain customer stores, or limited hours of operation, and materially lower store traffic, primarily during fiscal 2021. Additionally, COVID-19 has disrupted certain parts of our supply chain. Surges in demand and shifts in shopping patterns related to COVID-19, as well as other factors, have strained the global freight network, which is resulting in higher costs, less capacity, and longer lead times. These factors may impact our ability to fulfill some orders on a timely basis. Additionally, the extent of COVID-19’s impact on the demand for certain of our product lines in the future will depend on future developments, including the duration, spread and intensity of the pandemic, our continued ability to source and distribute our products, as well as any future government actions affecting consumers and the global economy generally, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

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

Global Supply Chain and Cost Inflation Trends
Surges in demand and shifts in shopping patterns related to COVID-19, as well as other factors, have continued to strain the global supply chain network, which has resulted in carrier-imposed capacity restrictions, carrier delays, and longer lead times. Demand for Chinese imports has caused shipment receiving and unloading backlogs at many U.S. ports that have been unable to keep pace with unprecedented inbound container volume. The situation has been further exacerbated by COVID-19 illness and protocols at many port locations. Due to the backlog and increasing trade imbalance with China, many shipping containers are not being sent back to China, or are being sent to China empty. With continued increases in demand for containers, limited supply and freight vendors bearing the cost of shipping empty containers, the market cost of inbound freight has increased by several multiples compared to calendar year 2020 averages. In addition to increasing cost trends, our third party manufacturing partners are not equipped to hold meaningful amounts of inventory and if shipping container capacity remains limited or unavailable, they could pause manufacturing, which could ultimately impact our ability to meet consumer demand on a timely basis. Demand for raw materials, components and semiconductor chips impacted by the supply chain challenges described above have created surges in prices and shortages of these materials may become more significant which could further increase our costs. Further, in the U.S., the surge in demand along with COVID-19 related government stimulus and rising hourly labor wages, are creating labor shortages and higher labor costs. The majority of our hourly labor is employed in our distribution centers and these factors may increase our costs and negatively impact our ability to attract and retain qualified associates.

EPA Compliance Costs
Some of our product lines within our Health & Home segment are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the U.S. Environmental Protection Agency (the “EPA”), U.S. Customs and Border Protection, the U.S. Food and Drug Administration, and the U.S. Consumer Product Safety Commission.

We are currently in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the

`

Health & Home segment that are sold in the U.S. The EPA has not raised any product quality, safety or performance issues. We expect these products to be available for distribution with the only changes being modified labeling or different packaging. As a result of these discussions, on May 27, 2021, we voluntarily implemented a temporary stop shipment action across this line of products in the U.S. while we ensure that all labeling is in compliance and we work with the EPA towards an expedient resolution. The EPA has approved modest changes to our labeling claims on our existing water filtration packaging, which we have begun to implement. We resumed shipment of these products and are actively working towards similar agreements regarding our air filtration and humidification packaging in continued collaboration with the EPA. At our request, the EPA issued a Stop Sale, Use or Removal Order on June 29, 2021, which, among other things, allows for the movement of certain of our products among our warehouses and will facilitate rework of the affected air filtration packaging once agreed to with the EPA. We believe this is meaningful progress towards a final resolution with the EPA. The stop shipment will remain in effect until we implement an approved labeling and repackaging plan. We expect that our consolidated and Health & Home segment’s fiscal 2022 net sales revenue, gross profit and operating income will be materially and adversely impacted by the stop shipment. The extent to which net sales revenue will be impacted will primarily depend on the duration of time required for the EPA to act on our proposed solutions and the related implementation schedule. In addition, our net sales revenue could be materially and adversely impacted by customer returns, an increase in sales discounts and allowances and by the potential impact of distribution losses at certain retailers.

During the first quarter of fiscal 2022, we recorded a $13.1 million charge to write-off the obsolete packaging for the affected products in our inventory on-hand and in-transit as of the end of the first quarter of fiscal 2022. The charge was recognized in cost of goods sold and is referred to throughout this Form 10-Q as “EPA compliance costs.” We expect to incur additional compliance costs, which may include costs to relabel or repackage our existing inventory as well as incremental freight and storage costs, among other things. Costs to repackage our existing inventory will be capitalized into inventory; however, many of the other potential incremental EPA compliance costs will be expensed as incurred and could materially and adversely impact our consolidated and Heath & Home segment's gross profit and operating income. Additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. Accordingly, our business, results of operations and financial condition could be adversely and materially impacted by our actions or in ways that we are not able to predict today.

At this time, we are not aware of any fines or penalties related to this matter imposed against us by the EPA. While we do not anticipate material fines or penalties, there can be no assurances that such fines or penalties will not be imposed.

See Note 8 to our condensed consolidated financial statements for additional information and Part II, Item 1A., “Risk Factors” in this Form 10-Q for additional information on our related material risks.

Potential Impact of Tariffs
During fiscal 2021, 2020 and 2019, the Office of the U.S. Trade Representative (“USTR”) imposed, and in certain cases subsequently reduced or removed, additional tariffs on products imported from China. We purchase a high concentration of our products from unaffiliated manufacturers located in China. This concentration exposes us to risks associated with doing business globally, including changes in tariffs. Any alteration of trade agreements and terms between China and the U.S., including limiting trade with China, imposing additional tariffs on imports from China and potentially imposing other restrictions on exports from China to the U.S. may result in further and/or higher tariffs or retaliatory trade measures by China. Furthermore, in certain cases, we have been successful in obtaining tariff exclusions from the USTR on certain products that we import. These exclusions generally expire after a designated period of time. In the case that a tariff exclusion is not granted or extended, higher tariffs would be assessed on the related products.

`

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

For the three months ended May 31, 2021, changes in foreign currency exchange rates had a favorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $5.5 million, or 1.3%, compared to an unfavorable impact of $4.8 million, or 1.3% for the same period last year.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 75% and 77% of our consolidated net sales revenue were from U.S. shipments during the three month periods ended May 31, 2021 and 2020, respectively.

Our concentration of sales reflects the evolution of consumer shopping preferences to online or multichannel shopping experiences. For the three month periods ended May 31, 2021 and 2020, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 22% and 28%, respectively, of our total consolidated net sales revenue, and grew approximately 4% and 33%, respectively, over the same periods in the prior years.

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

`

RESULTS OF OPERATIONS

The following table provides selected operating data, in U.S. Dollars, as a percentage of net sales revenue, and as a year-over-year percentage change.

	Three Months Ended May 31,				% of Sales Revenue, net
(in thousands)	2021	2020	$ Change	% Change	2021	2020
Sales revenue by segment, net
Housewares	$193,644	$140,628	$53,016	37.7%	35.8%	33.4%
Health & Home	204,096	199,956	4,140	2.1%	37.7%	47.5%
Beauty	143,483	80,251	63,232	78.8%	26.5%	19.1%
Total sales revenue, net	541,223	420,835	120,388	28.6%	100.0%	100.0%
Cost of goods sold	320,631	241,534	79,097	32.7%	59.2%	57.4%
Gross profit	220,592	179,301	41,291	23.0%	40.8%	42.6%
Selling, general and administrative expense (“SG&A”)	155,751	121,989	33,762	27.7%	28.8%	29.0%
Restructuring charges	6	333	(327)	(98.2)%	—%	0.1%
Operating income	64,835	56,979	7,856	13.8%	12.0%	13.5%
Non-operating income, net	102	236	(134)	(56.8)%	—%	0.1%
Interest expense	2,995	3,846	(851)	(22.1)%	0.6%	0.9%
Income before income tax	61,942	53,369	8,573	16.1%	11.4%	12.7%
Income tax expense (benefit)	4,970	(6,917)	11,887	*	0.9%	(1.6)%
Net income	$56,972	$60,286	$(3,314)	(5.5)%	10.5%	14.3%

* Calculation is not meaningful.

`

First Quarter Fiscal 2022 Financial Results

•Consolidated net sales revenue increased 28.6%, or $120.4 million, to $541.2 million for the three months ended May 31, 2021, compared to $420.8 million for the same period last year.

•Consolidated operating income increased 13.8%, or $7.9 million, to $64.8 million for the three months ended May 31, 2021, compared to $57.0 million for the same period last year. Consolidated operating margin decreased 1.5 percentage points to 12.0% of consolidated net sales revenue for the three months ended May 31, 2021, compared to 13.5% for the same period last year.

•Consolidated adjusted operating income increased 33.6%, or $23.9 million, to $95.0 million for the three months ended May 31, 2021, compared to $71.1 million for the same period last year. Consolidated adjusted operating margin increased 0.6 percentage points to 17.5% of consolidated net sales revenue for the three months ended May 31, 2021, compared to 16.9% for the same period last year.

•Net income decreased 5.5%, or $3.3 million, to $57.0 million for the three months ended May 31, 2021, compared to $60.3 million for the same period last year. Diluted EPS decreased 2.5% to $2.31 for the three months ended May 31, 2021, compared to $2.37 for the same period last year.

•Adjusted income increased 33.7%, or $21.7 million, to $85.8 million for the three months ended May 31, 2021, compared to $64.2 million for the same period last year. Adjusted diluted EPS increased 37.5% to $3.48 for the three months ended May 31, 2021, compared to $2.53 for the same period last year.

Consolidated and Segment Net Sales Revenue

The following table summarizes the impact that Organic business and foreign currency had on our net sales revenue by segment:

	Three Months Ended May 31,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2021 sales revenue, net	$140,628	$199,956	$80,251	$420,835
Organic business	52,127	1,203	61,552	114,882
Impact of foreign currency	889	2,937	1,680	5,506
Change in sales revenue, net	53,016	4,140	63,232	120,388
Fiscal 2022 sales revenue, net	$193,644	$204,096	$143,483	$541,223

Total net sales revenue growth	37.7%	2.1%	78.8%	28.6%
Organic business	37.1%	0.6%	76.7%	27.3%
Impact of foreign currency	0.6%	1.5%	2.1%	1.3%

In the above table, Organic business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand was acquired, excluding the impact that foreign currency remeasurement had on reported net sales revenue. Net sales revenue from internally developed brands or product lines is considered Organic business activity.

We define Core business as strategic business that we expect to be an ongoing part of our operations, and Non-Core business as business or net assets (including net assets held for sale) that we expect to divest within a year of its designation as Non-Core. During the fourth quarter of fiscal 2020, we

`

committed to a plan to divest certain assets within our Personal Care business. As a result, sales from our Personal Care business are included in Non-Core business for all periods presented.

The following table summarizes the impact that Core business and Non-Core (Personal Care) business had on our net sales revenue by segment:

	Three Months Ended May 31,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2021 sales revenue, net	$140,628	$199,956	$80,251	$420,835
Core business	53,016	4,140	64,429	121,585
Non-Core business (Personal Care)	—	—	(1,197)	(1,197)
Change in sales revenue, net	53,016	4,140	63,232	120,388
Fiscal 2022 sales revenue, net	$193,644	$204,096	$143,483	$541,223

Total net sales revenue growth (decline)	37.7%	2.1%	78.8%	28.6%
Core business	37.7%	2.1%	80.3%	28.9%
Non-Core business (Personal Care)	—%	—%	(1.5)%	(0.3)%

Leadership Brand and Other Net Sales Revenue

The following table summarizes our Leadership Brand and other net sales revenue:

	Three Months Ended May 31,
(in thousands)	2021	2020	$ Change	% Change
Leadership Brand sales revenue, net	$429,056	$349,030	$80,026	22.9%
All other sales revenue, net	112,167	71,805	40,362	56.2%
Total sales revenue, net	$541,223	$420,835	$120,388	28.6%

Consolidated Net Sales Revenue

Comparison of First Quarter Fiscal 2022 to First Quarter Fiscal 2021
Consolidated net sales revenue increased $120.4 million, or 28.6%, to $541.2 million, compared to $420.8 million. Growth was driven by an Organic business increase of $114.9 million, or 27.3%, primarily due to:
•higher consolidated brick and mortar sales in our Beauty and Housewares segments due to the favorable comparative impact of COVID-19 related store closures and reduced store traffic in the prior year period;
•an increase in consolidated international sales;
•higher sales in the club and closeout channels;
•growth in consolidated online sales; and
•the favorable impact of orders that were not able to be shipped at the end of the fourth quarter of fiscal 2021 due to the impact of the late-February winter storm in the U.S. (“Winter Storm Uri”).

These factors were partially offset by a net sales revenue decline in Non-Core business.

Net sales revenue was also favorably impacted by net foreign currency fluctuations of approximately
$5.5 million, or 1.3%.

Net sales revenue from our Leadership Brands was $429.1 million, compared to $349.0 million for the same period last year, representing growth of 22.9%.

`

Segment Net Sales Revenue

Housewares

Comparison of First Quarter Fiscal 2022 to First Quarter Fiscal 2021
Net sales revenue increased $53.0 million, or 37.7%, to $193.6 million, compared to $140.6 million. Growth was driven by an Organic business increase of $52.1 million, or 37.1%, primarily due to:
•an increase in brick and mortar sales for both OXO and Hydro Flask brands due to the favorable comparative impact of COVID-19 related store closures and reduced store traffic in the prior year period;
•growth in international sales;
•higher sales in the club and closeout channels; and
•the favorable impact of orders that were not able to be shipped at the end of the fourth quarter of fiscal 2021 due to Winter Storm Uri.

These factors were partially offset by a decrease in online sales due to the unfavorable comparative impact of a shift towards online shopping in the prior year period due to COVID-19 related store closures.

Net sales revenue was also favorably impacted by net foreign currency fluctuations of approximately
$0.9 million, or 0.6%.

Health & Home

Comparison of First Quarter Fiscal 2022 to First Quarter Fiscal 2021
Net sales revenue increased $4.1 million, or 2.1%, to $204.1 million, compared to $200.0 million. Growth was driven by an Organic business increase of $1.2 million, or 0.6%, primarily due to:
•an increase in sales of air purifiers;
•growth in international sales; and
•the favorable impact of orders that were not able to be shipped at the end of the fourth quarter of fiscal 2021 due to Winter Storm Uri.

These factors were partially offset by stronger COVID-19 driven demand for healthcare and healthy living products in the comparative prior period.

Net sales revenue was also favorably impacted by net foreign currency fluctuations of approximately
$2.9 million, or 1.5%.

Beauty

Comparison of First Quarter Fiscal 2022 to First Quarter Fiscal 2021
Net sales revenue increased $63.2 million, or 78.8%, to $143.5 million, compared to $80.3 million. The increase was driven by an Organic business increase of $61.6 million, or 76.7%. The Organic business increase primarily reflects:
•an increase in brick and mortar sales due to the favorable comparative impact of COVID-19 related store closures and reduced store traffic in the prior year period;
•growth in the volumizer franchise due to continued high consumer demand, expanded distribution primarily in the club channel, new product introductions, and the favorable comparative impact of constrained supply levels in the prior year period;
•an increase in Drybar sales;
•an increase in online channel sales;
•higher international sales; and

`

•the favorable impact of orders that were not able to be shipped at the end of the fourth quarter of fiscal 2021 due to Winter Storm Uri.

These factors were partially offset by a decline in Non-Core business.

Net sales revenue was also favorably impacted by net foreign currency fluctuations of approximately
$1.7 million, or 2.1%.

Consolidated Gross Profit Margin

Comparison of First Quarter Fiscal 2022 to First Quarter Fiscal 2021
Consolidated gross profit margin decreased 1.8 percentage points to 40.8%, compared to 42.6%. The decrease in consolidated gross profit margin was primarily due to:
•higher inbound freight expense due to rising freight costs and container supply shortages;
•EPA compliance costs in the Health & Home segment of $13.1 million; and
•a less favorable channel mix in the Housewares segment.

These factors were partially offset by a more favorable product mix in the Beauty segment.

Consolidated SG&A

Comparison of First Quarter Fiscal 2022 to First Quarter Fiscal 2021
Consolidated SG&A ratio decreased 0.2 percentage points to 28.8%, compared to 29.0%. The decrease in the consolidated SG&A ratio was primarily due to:
•favorable operating leverage;
•reduced royalty expense as a result of the amendment of the Revlon trademark license;
•lower amortization expense; and
•a decrease in bad debt expense.

These factors were partially offset by:
•the impact of higher personnel and advertising expenses due to cost reduction initiatives in the prior year period related to the uncertainty of COVID-19; and
•higher distribution expenses.

Restructuring Charges

Comparison of First Quarter Fiscal 2022 to First Quarter Fiscal 2021
We incurred an immaterial amount of pre-tax restructuring costs under Project Refuel for the three month period ended May 31, 2021, compared to $0.3 million for the same period last year.

`

Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment

In order to provide a better understanding of the comparative impact of certain items on our operating income, the tables that follow report the comparative pre-tax impact of EPA compliance costs, restructuring charges, amortization of intangible assets, and non-cash share-based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods presented below. Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended May 31, 2021
(In thousands)	Housewares		Health & Home		Beauty			Total
Operating income, as reported (GAAP)	$27,143	14.0%	$11,249	5.5%	$26,443	`	18.4%	$64,835	12.0%
EPA compliance costs	—	—%	13,112	6.4%	—		—%	13,112	2.4%
Restructuring charges	—	—%	—	—%	6		—%	6	—%
Subtotal	27,143	14.0%	24,361	11.9%	26,449		18.4%	77,953	14.4%
Amortization of intangible assets	518	0.3%	567	0.3%	1,898		1.3%	2,983	0.6%
Non-cash share-based compensation	5,551	2.9%	4,880	2.4%	3,589		2.5%	14,020	2.6%
Adjusted operating income (non-GAAP)	$33,212	17.2%	$29,808	14.6%	$31,936		22.3%	$94,956	17.5%

	Three Months Ended May 31, 2020
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$23,233	16.5%	$31,533	15.8%	$2,213	2.8%	$56,979	13.5%
Restructuring charges	238	0.2%	—	—%	95	0.1%	333	0.1%
Subtotal	23,471	16.7%	31,533	15.8%	2,308	2.9%	57,312	13.6%
Amortization of intangible assets	498	0.4%	2,452	1.2%	1,524	1.9%	4,474	1.1%
Non-cash share-based compensation	3,421	2.4%	3,314	1.7%	2,556	3.2%	9,291	2.2%
Adjusted operating income (non-GAAP)	$27,390	19.5%	$37,299	18.7%	$6,388	8.0%	$71,077	16.9%

`

Consolidated Operating Income

Comparison of First Quarter Fiscal 2022 to First Quarter Fiscal 2021
Consolidated operating income was $64.8 million, or 12.0% of net sales revenue, compared to $57.0 million, or 13.5% of net sales revenue. The decrease in consolidated operating margin was primarily due to:
•higher inbound freight expense due to rising freight costs and container supply shortages;
•EPA compliance costs in the Health & Home segment of $13.1 million;
•a less favorable channel mix in the Housewares segment;
•higher personnel and advertising expenses due to cost reduction initiatives in the prior year period related to the uncertainty of COVID-19; and
•higher distribution expenses.

These factors were partially offset by:
•a more favorable product mix in the Beauty segment;
•favorable operating leverage;
•reduced royalty expense as a result of the amendment of the Revlon trademark license;
•lower amortization expense; and
•a decrease in bad debt expense.

Consolidated adjusted operating income increased 33.6% to $95.0 million, or 17.5% of net sales revenue, compared to $71.1 million, or 16.9% of net sales revenue.

Housewares

Comparison of First Quarter Fiscal 2022 to First Quarter Fiscal 2021
Operating income was $27.1 million, or 14.0% of segment net sales revenue, compared to $23.2 million, or 16.5% of segment net sales revenue. The 2.5 percentage point decrease in segment operating margin was primarily due to:
•a less favorable channel mix;
•higher inbound freight expense due to rising freight costs and container supply shortages;
•higher distribution costs;
•an increase in marketing expense; and
•higher personnel expense.

These factors were partially offset by lower bad debt expense and favorable operating leverage.

Adjusted operating income increased 21.3% to $33.2 million, or 17.2% of segment net sales revenue, compared to $27.4 million, or 19.5% of segment net sales revenue.

`

Health & Home

Comparison of First Quarter Fiscal 2022 to First Quarter Fiscal 2021
Operating income was $11.2 million, or 5.5% of segment net sales revenue, compared to $31.5 million, or 15.8% of segment net sales revenue. The 10.3 percentage point decrease in segment operating margin was primarily due to:
•a less favorable product mix;
•EPA compliance costs of $13.1 million;
•higher inbound freight expense due to rising freight costs and container supply shortages;
•higher distribution costs;
•an increase in marketing expense; and
•higher personnel expenses.

These factors were partially offset by:

•lower product liability claim costs;
•reduced amortization expense;
•a decrease in royalty expense; and
•the favorable impact of foreign currency fluctuations.

Adjusted operating income decreased 20.1% to $29.8 million, or 14.6% of segment net sales revenue, compared to $37.3 million, or 18.7% of segment net sales revenue.

Beauty

Comparison of First Quarter Fiscal 2022 to First Quarter Fiscal 2021
Operating income was $26.4 million, or 18.4% of segment net sales revenue, compared to $2.2 million, or 2.8% of segment net sales revenue. The 15.6 percentage point increase in segment operating margin was primarily due to:
•favorable operating leverage;
•a more favorable product mix;
•reduced royalty expense as a result of the amendment of the Revlon trademark license;
•lower inventory obsolescence costs;
•the favorable impact of foreign currency fluctuations; and
•a decrease in bad debt expense.

These factors were partially offset by:
•higher inbound freight expense due to rising freight costs and container supply shortages;
•increased marketing expense; and
•increased personnel expense.

Adjusted operating income increased $25.5 million to $31.9 million, or 22.3% of segment net sales revenue, compared to $6.4 million, or 8.0% of segment net sales revenue.

Interest Expense

Comparison of First Quarter Fiscal 2022 to First Quarter Fiscal 2021
Interest expense was $3.0 million, compared to $3.8 million. The decrease in interest expense was primarily due to lower average interest rates, partially offset by higher average levels of debt outstanding compared to the same period last year.

`

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

On March 11, 2021, the American Rescue Plan Act (the “ARM”) was enacted and signed into law. The ARM is an economic stimulus package in response to the COVID-19 outbreak which contains tax provisions that did not have a material impact to our condensed consolidated financial statements.

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

For the three months ended May 31, 2021, income tax expense as a percentage of income before income tax was 8.0% compared to an income tax benefit of 13.0% for the same period last year, primarily due to the benefit of the CARES Act in fiscal 2021. Income tax expense for the three months ended May 31, 2021 is driven by the mix of taxable income in our various tax jurisdictions and excess tax benefits associated with share-based compensation recognized in the period in which it is settled.

Our Macau subsidiary generates income from the sale of the goods that it has sourced and procured. This subsidiary is responsible for the sourcing and procurement of a large portion of the products that we sell. We previously had an indefinite tax holiday in Macau conditioned on the subsidiary meeting certain employment and investment thresholds. The Macau Offshore Law and its supplementary regulations that grant tax incentives to approved offshore institutions was abolished on January 1, 2021. Existing approved offshore institutions such as ours continued to operate under the offshore regime until the end of the calendar year 2020. Beginning in calendar year 2021, our Macau subsidiary transitioned to onshore status and is now subject to a statutory corporate income tax of 12%. We expect the impact of this change to increase our overall effective tax rate by 1.5 to 2.0 percentage points on an annual basis, beginning with our fiscal 2022. Because our Macau subsidiary is not directly or indirectly owned by a U.S. parent, there is no U.S. tax liability associated with the income generated in Macau.

`

Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP)

In order to provide a better understanding of the impact of certain items on our income and diluted EPS, the tables that follow report the comparative after-tax impact of EPA compliance costs, restructuring charges, tax reform, amortization of intangible assets, and non-cash share-based compensation, as applicable, on income and diluted EPS for the periods presented below. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended May 31, 2021
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$61,942	$4,970	$56,972	$2.51	$0.20	$2.31
EPA compliance costs	13,112	197	12,915	0.53	0.01	0.52
Restructuring charges	6	—	6	—	—	—
Subtotal	75,060	5,167	69,893	3.05	0.21	2.84
Amortization of intangible assets	2,983	208	2,775	0.12	0.01	0.11
Non-cash share-based compensation	14,020	859	13,161	0.57	0.03	0.53
Adjusted (non-GAAP)	$92,063	$6,234	$85,829	$3.74	$0.25	$3.48

Weighted average shares of common stock used in computing diluted EPS						24,636

	Three Months Ended May 31, 2020
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$53,369	$(6,917)	$60,286	$2.10	$(0.27)	$2.37
Restructuring charges	333	2	331	0.01	—	0.01
Tax reform	—	9,357	(9,357)	—	0.37	(0.37)
Subtotal	53,702	2,442	51,260	2.11	0.10	2.02
Amortization of intangible assets	4,474	241	4,233	0.18	0.01	0.17
Non-cash share-based compensation	9,291	606	8,685	0.37	0.02	0.34
Adjusted (non-GAAP)	$67,467	$3,289	$64,178	$2.66	$0.13	$2.53

Weighted average shares of common stock used in computing diluted EPS						25,397

Comparison of First Quarter Fiscal 2022 to First Quarter Fiscal 2021
Net Income was $57.0 million, compared to $60.3 million. Diluted EPS was $2.31, compared to $2.37. Diluted EPS decreased primarily due to lower operating income in the Health & Home segment and the comparative impact from the Tax reform benefit recognized in the prior year period, partially offset by higher operating income in the Beauty and Housewares segments, lower interest expense and lower weighted average diluted shares outstanding.

Adjusted income increased $21.7 million, or 33.7%, to $85.8 million, compared to $64.2 million.  Adjusted diluted EPS increased 37.5% to $3.48, compared to $2.53.

`

Financial Condition, Liquidity and Capital Resources

Selected measures of our liquidity and capital resources are shown for the periods below:

	Three Months Ended May 31,
	2021	2020
Accounts receivable turnover (days) (1)	67.4	67.5
Inventory turnover (times) (1)	3.0	3.2
Working capital (in thousands)	$484,339	$391,107
Current ratio	1.8:1	2.1:1
Ending debt to ending equity ratio	42.5%	26.6%
Return on average equity (1)	20.3%	15.2%
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

We principally rely on our cash flow from operations and borrowings under our Credit Agreement (as defined below) to finance our operations, capital and intangible asset expenditures, acquisitions and share repurchases. Historically, our principal uses of cash to fund our operations have included operating expenses, primarily SG&A, and working capital, predominantly for inventory purchases and the extension of credit to our retail customers. We have been able to typically generate positive cash flow from operations sufficient to fund our operating activities. In the past, we have utilized a combination of available cash and existing, or additional, sources of financing to fund strategic acquisitions, share repurchases and capital investments. We had $37.4 million in cash and cash equivalents at May 31, 2021. As of May 31, 2021, the amount of cash and cash equivalents held by our foreign subsidiaries was $26.5 million, of which an immaterial amount was held in foreign countries where the funds may not be readily convertible into other currencies. We have no existing activities involving special purpose entities or off-balance sheet financing.

Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements.

We continue to evaluate acquisition opportunities on a regular basis. We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition. We may also elect to repurchase additional shares of common stock under our Board of Directors' authorization, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing. For additional information, see Part II, Item 5. “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in our Form 10-K and Part II, Item 2., “Unregistered Sales of Equity Securities and Use of Proceeds" in this report.

Operating Activities

Operating activities used net cash of $63.4 million for the three months ended May 31, 2021, compared to net cash provided of $92.8 million for the same period last year. The decrease in cash provided by operating activities was primarily driven by an increase in cash used for working capital, incentive

`

compensation payments and tax withholding settlements, partially offset by an increase in accrued income taxes.

Investing Activities

During the three months ended May 31, 2021, we made investments in capital and intangible asset expenditures of $4.0 million, compared to $6.5 million for the same period last year. Capital and intangible asset expenditures during both periods were primarily for tools, molds, and other production equipment and computer, software, furniture and other equipment.

Financing Activities

Financing activities provided cash of $59.6 million during the three months ended May 31, 2021, compared to used cash of $22.3 million for the same period last year. The increase in cash provided by financing activities is primarily due to a net increase in proceeds from our line of credit partially offset by open market repurchases of common stock.

Credit and Other Debt Agreements

Credit Agreement

We have a credit agreement (the "Credit Agreement") with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1.25 billion. As of May 31, 2021, the outstanding revolving loan principal balance was $498.0 million (excluding prepaid financing fees), the balance of outstanding letters of credit was $19.2 million and the amount available for borrowings was $732.8 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of May 31, 2021, these covenants did not limit our ability to incur $732.8 million of additional debt under the Credit Agreement.

Other Debt Agreements

As of May 31, 2021, we have an aggregate principal balance of $16.7 million (excluding prepaid financing fees) under an unsecured loan agreement with the Mississippi Business Finance Corporation.

As of May 31, 2021, there have been no material changes to the information provided in our Form 10-K.

New Accounting Guidance

For information on recently adopted and issued accounting pronouncements, see Note 2 to the accompanying condensed consolidated financial statements.

Information Regarding Forward-Looking Statements

Certain written and oral statements may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the SEC, in press releases, and in certain other oral and written presentations. Generally, the words “anticipates”, “believes”, “expects”, “plans”, “may”, “will”, “would”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “currently”, “continue”, “intends”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that may occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon our current expectations and various assumptions. We believe there is a reasonable basis

`

for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct. Forward-looking statements are subject to risks that could cause them to differ materially from actual results. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We believe that these risks include but are not limited to the risks described in this report and that are otherwise described from time to time in our SEC reports as filed. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

Such risks are not limited to, but may include:
•our ability to successfully manage the demand, supply and operational challenges associated with the actual or perceived effects of COVID-19 and any similar future public health crisis, pandemic or epidemic;
•our ability to deliver products to our customers in a timely manner and according to their fulfillment standards;
•actions taken by large customers that may adversely affect our gross profit and operating results;
•our dependence on the strength of retail economies and vulnerabilities to any prolonged economic downturn, including from the effects of COVID-19;
•our dependence on sales to several large customers and the risks associated with any loss of, or substantial decline in, sales to top customers;
•expectations regarding recent acquisitions and any future acquisitions or divestitures, including our ability to realize related synergies along with our ability to effectively integrate acquired businesses or disaggregate divested businesses;
•our reliance on our Chief Executive Officer and a limited number of other key senior officers to operate our business;
•obsolescence or interruptions in the operation of our central global Enterprise Resource Planning systems and other peripheral information systems;
•occurrence of cyber incidents or failure by us or our third-party service providers to maintain cybersecurity and the integrity of confidential internal or customer data;
•our dependence on third-party manufacturers, most of which are located in the Asia Pacific market, and any inability to obtain products from such manufacturers;
•the risks associated with weather conditions, the duration and severity of the cold and flu season and other related factors;
•the geographic concentration and peak season capacity of certain U.S. distribution facilities which increase our risk to disruptions that could affect the our ability to deliver products in a timely manner;
•the risks associated with the use of licensed trademarks from or to third parties;
•our ability to develop and introduce a continuing stream of innovative new products to meet changing consumer preferences;
•the risks associated with trade barriers, exchange controls, expropriations, and other risks associated with domestic and foreign operations;
•the risks associated with significant changes in or our compliance with regulations, interpretations or product certification requirements;
•the risks associated with our discussions with the EPA on the development and implementation of compliance plans related to certain of our products within the Health & Home segment;
•the risks associated with global legal developments regarding privacy and data security that could result in changes to our business practices, penalties, increased cost of operations, or otherwise harm our business;
•the risks associated with accounting for tax positions and the resolution of tax disputes;
•the risks of potential changes in laws and regulations, including environmental, health and safety and tax laws, and the costs and complexities of compliance with such laws;
•our ability to continue to avoid classification as a Controlled Foreign Corporation;

`

•the risks associated with legislation enacted in Bermuda and Barbados in response to the European Union’s review of harmful tax competition;
•the risks of significant tariffs or other restrictions being placed on imports from China or Mexico or any retaliatory trade measures taken by China or Mexico;
•the risks associated with product recalls, product liability and other claims against us;
•associated financial risks including but not limited to, significant impairment of our goodwill, indefinite-lived and definite-lived intangible assets or other long-lived assets;
•the risks associated with foreign currency exchange rate fluctuations;
•increased costs of raw materials, energy and transportation;
•projections of product demand, sales and net income, which are highly subjective in nature, and from which future sales and net income could vary in a material amount; and
•the risks to our liquidity or cost of capital which may be materially adversely affected by constraints or changes in the capital and credit markets and limitations under our financing arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K. Additional information regarding our risk management activities can be found in Notes 9, 10 and 11 to the accompanying unaudited condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2021. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of May 31, 2021, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during our fiscal quarter ended May 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

`

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described below.

EPA Regulatory Matter

We are currently in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Health & Home segment that are sold in the U.S. The EPA has not raised any product quality, safety or performance issues. We expect these products to be available for distribution with the only changes being modified labeling or different packaging. As a result of these discussions, on May 27, 2021, we voluntarily implemented a temporary stop shipment action across this line of products in the U.S. while we ensure that all labeling is in compliance and we work with the EPA towards an expedient resolution. The EPA has approved modest changes to our labeling claims on our existing water filtration packaging, which we have begun to implement. We resumed shipment of these products and are actively working towards similar agreements regarding our air filtration and humidification packaging in continued collaboration with the EPA. At our request, the EPA issued a Stop Sale, Use or Removal Order on June 29, 2021, which, among other things, allows for the movement of certain of our products among our warehouses and will facilitate rework of the affected air filtration packaging once agreed to with the EPA. We believe this is meaningful progress towards a final resolution with the EPA. The stop shipment will remain in effect until we implement an approved labeling and repackaging plan. We expect that our consolidated and Health & Home segment’s fiscal 2022 net sales revenue, gross profit and operating income will be materially and adversely impacted by the stop shipment. The extent to which net sales revenue will be impacted will primarily depend on the duration of time required for the EPA to act on our proposed solutions and the related implementation schedule. At this time, we are not aware of any fines or penalties related to this matter imposed against us by the EPA. While we do not anticipate material fines or penalties, there can be no assurances that such fines or penalties will not be imposed.

See Note 8 to our condensed consolidated financial statements, Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “EPA Compliance Costs” and Part II, Item 1A., “Risk Factors” in this Form 10-Q for additional information.

ITEM 1A. RISK FACTORS

The ownership of our common stock involves a number of risks and uncertainties. When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, Item 1A. “Risk Factors” of our annual report on Form 10-K for the fiscal year ended February 28, 2021 (“Form 10-K”). Since the filing of our Form 10-K, there have been no material changes in our risk factors from those disclosed therein except as follows.

Significant changes in or our compliance with regulations, interpretations or product certification requirements could adversely impact our operations.

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

`

procedures for certain products, specify product safety testing requirements, and set product identification, labeling and claim requirements. For example, thermometers distributed by our Health & Home segment must comply with various regulations governing the production and distribution of medical devices.

Additionally, some of our product lines within our Health & Home segment are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the U.S. Environmental Protection Agency (the “EPA”), U.S. Customs and Border Protection, the U.S. Food and Drug Administration, and the U.S. Consumer Product Safety Commission.

We are currently in discussions with the EPA regarding the compliance of packaging claims of certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Health & Home segment that are sold in the U.S. The EPA has not raised any product quality, safety or performance issues. As a result of these discussions, on May 27, 2021, we voluntarily implemented a temporary stop shipment action across this line of products in the U.S. while we ensure that all labeling is in compliance and we work with the EPA towards an expedient resolution. The EPA has approved modest changes to our labeling claims on our existing water filtration packaging, which we have begun to implement. We resumed shipment of these products and are actively working towards similar agreements regarding our air filtration and humidification packaging in continued collaboration with the EPA. At our request, the EPA issued a Stop Sale, Use or Removal Order on June 29, 2021. The stop shipment will remain in effect until we implement an approved labeling and repackaging plan. We expect that our consolidated and Health & Home segment’s fiscal 2022 net sales revenue, gross profit and operating income will be materially and adversely impacted by the stop shipment. The extent to which net sales revenue will be impacted will primarily depend on the duration of time required for the EPA to approve our proposed solutions and the related implementation schedule. In addition, our net sales revenue could be materially and adversely impacted by customer returns, increase in sales discounts and allowances and by the potential impact of distribution losses at certain retailers. There can also be no assurance that fines or penalties will not be imposed by the EPA.

During the first quarter of fiscal 2022, we recorded a $13.1 million charge to write-off the obsolete packaging for the affected products in our inventory on-hand and in-transit as of the end of the first quarter of fiscal 2022. We expect to incur additional compliance costs, which may include costs to relabel or repackage our existing inventory as well as incremental freight and storage costs, among other things. Costs to repackage our existing inventory will be capitalized into inventory; however, many of the other potential incremental EPA compliance costs will be expensed as incurred. The consequences of the compliance requirements and other matters pertaining to our discussions with the EPA are inherently uncertain. Accordingly, additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. As a result, our business, results of operations and financial condition could be adversely and materially impacted by these actions or in ways that we are not able to predict today. For additional information refer to Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “EPA Compliance Costs” in this Form 10-Q.

The ongoing compliance efforts with the EPA related to our Health & Home products, as well as significant new regulations, material changes to existing regulations, or greater oversight, enforcement or changes in interpretation of existing regulations, could further delay or interrupt distribution of our products in the U.S. and other countries, result in fines or penalties or cause our costs of compliance to increase. Additionally, we cannot guarantee that our products will receive regulatory approval in all countries. Similarly, some of our Beauty segment’s customers require that our Beauty appliances comply with various safety certifications, including UL certifications. Significant new certification requirements or changes to existing certification requirements could further delay or interrupt distribution of our products, or make them more costly to produce.

`

We are not able to predict the nature of potential changes to, or enforcement of laws, regulations, product certification requirements, repeals or interpretations. Nor are we able to predict the impact that any of these changes would have on our business in the future. Further, if we were found to be noncompliant with applicable laws and regulations in these or other areas, we could be subject to governmental or regulatory actions, including fines, import detentions, injunctions, product withdrawals or recalls or asset seizures, any of which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2019, our Board of Directors authorized the repurchase of up to $400 million of our outstanding common stock. The authorization is effective until May 2022 and replaced our former repurchase authorization, of which approximately $107.4 million was outstanding at the time the new authorization was approved. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. See Note 6 to the accompanying condensed consolidated financial statements for additional information.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
March 1 to March 31, 2021	12,766	$219.88	12,766	$186,878
April 1 to April 30, 2021	55,930	212.32	55,930	175,003
May 1 to May 31, 2021	433,790	219.91	433,790	79,611
Total	502,486	$219.06	502,486

(1)The number of shares above includes shares of common stock acquired from employees who tendered shares to: (i) satisfy the tax withholding on equity awards as part of our long-term incentive plans or (ii) satisfy the exercise price on stock option exercises. For the three months ended May 31, 2021, 65,644 shares were acquired at a weighted average per share price of $222.26.

(2)Reflects the remaining dollar value of shares that could be purchased under our current stock repurchase authorization through the expiration or termination of the plan. For additional information, see Note 6 to the accompanying condensed consolidated financial statements.
n

`

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended May 31, 2021, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.

		104	Cover Page, Interactive Data File formatted in iXBRL and contained in Exhibit 101.

* Filed herewith.

** Furnished herewith.

`

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	July 9, 2021	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date:	July 9, 2021	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer