Form 10-Q
period 2021-08-31
HELEN OF TROY LTD
filed 2021-10-08
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2021
or
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
As of September 30, 2021, there were 24,127,575 common shares, $0.10 par value per share, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except shares and par value)	August 31, 2021	February 28, 2021
Assets
Assets, current:
Cash and cash equivalents	$31,779	$45,120
Receivables - principally trade, less allowances of $993 and $998	429,178	382,449
Inventory	606,655	481,611
Prepaid expenses and other current assets	18,557	16,170
Income taxes receivable	3,643	6,720
Assets held for sale	1,955	39,867
Total assets, current	1,091,767	971,937

Property and equipment, net of accumulated depreciation of $151,657 and $140,379	149,738	136,535
Goodwill	739,901	739,901
Other intangible assets, net of accumulated amortization of $157,210 and $151,240	351,966	357,264
Operating lease assets	32,164	32,533
Deferred tax assets, net	28,357	21,748
Other assets	6,272	3,570
Total assets	$2,400,165	$2,263,488

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$337,465	$334,807
Accrued expenses and other current liabilities	240,636	271,179
Income taxes payable	20,091	7,022
Long-term debt, current maturities	1,884	1,884
Liabilities held for sale	159	—
Total liabilities, current	600,235	614,892

Long-term debt, excluding current maturities	470,335	341,746
Lease liabilities, non-current	36,720	38,352
Deferred tax liabilities, net	5,452	5,735
Other liabilities, non-current	19,601	23,416
Total liabilities	1,132,343	1,024,141

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 24,105,343 and 24,405,921 shares issued and outstanding	2,411	2,441
Additional paid in capital	291,589	283,396
Accumulated other comprehensive loss	(6,211)	(11,656)
Retained earnings	980,033	965,166
Total stockholders' equity	1,267,822	1,239,347
Total liabilities and stockholders' equity	$2,400,165	$2,263,488
See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands, except per share data)	2021	2020	2021	2020
Sales revenue, net	$475,228	$530,852	$1,016,451	$951,687
Cost of goods sold	264,640	300,516	585,271	542,050
Gross profit	210,588	230,336	431,180	409,637

Selling, general and administrative expense (“SG&A”)	142,928	131,027	298,679	253,016
Restructuring charges	369	34	375	367
Operating income	67,291	99,275	132,126	156,254

Non-operating income, net	31	111	133	347
Interest expense	3,307	2,796	6,302	6,642
Income before income tax	64,015	96,590	125,957	149,959

Income tax expense	12,700	9,257	17,670	2,340
Net income	$51,315	$87,333	$108,287	$147,619

Earnings per share (“EPS”):
Basic	$2.13	$3.45	$4.47	$5.84
Diluted	2.11	3.43	4.42	5.81

Weighted average shares used in computing EPS:
Basic	24,101	25,325	24,225	25,289
Diluted	24,347	25,458	24,492	25,428

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2021	2020	2021	2020
Net income	$51,315	$87,333	$108,287	$147,619
Other comprehensive income (loss), net of tax:
Cash flow hedge activity - interest rate swaps	1,079	731	1,836	(1,876)
Cash flow hedge activity - foreign currency contracts	5,163	(6,134)	3,609	(5,439)
Total other comprehensive income (loss), net of tax	6,242	(5,403)	5,445	(7,315)
Comprehensive income	$57,557	$81,930	$113,732	$140,304

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 29, 2020	25,194	$2,519	$268,043	$(7,005)	$898,166	$1,161,723
Net income	—	—	—	—	60,286	60,286
Other comprehensive loss, net of tax	—	—	—	(1,912)	—	(1,912)
Exercise of stock options	8	1	475	—	—	476
Issuance and settlement of restricted stock	165	17	(17)	—	—	—
Issuance of common stock related to stock purchase plan	15	1	1,900	—	—	1,901
Common stock repurchased and retired	(61)	(6)	(9,895)	—	(112)	(10,013)
Share-based compensation	—	—	9,291	—	—	9,291
Balances at May 31, 2020	25,321	$2,532	$269,797	$(8,917)	$958,340	$1,221,752
Net income	—	—	—	—	87,333	87,333
Other comprehensive loss, net of tax	—	—	—	(5,403)	—	(5,403)
Exercise of stock options	4	1	370	—	—	371
Issuance and settlement of restricted stock	4	—	—	—	—	—
Common stock repurchased and retired	(1)	—	(148)	—	—	(148)
Share-based compensation	—	—	4,624	—	—	4,624
Balances at August 31, 2020	25,328	$2,533	$274,643	$(14,320)	$1,045,673	$1,308,529

Balances at February 28, 2021	24,406	$2,441	$283,396	$(11,656)	$965,166	$1,239,347
Net income	—	—	—	—	56,972	56,972
Other comprehensive loss, net of tax	—	—	—	(797)	—	(797)
Exercise of stock options	4	—	275	—	—	275
Issuance and settlement of restricted stock	177	18	(18)	—	—	—
Issuance of common stock related to stock purchase plan	13	1	2,337	—	—	2,338
Common stock repurchased and retired	(502)	(50)	(16,616)	—	(93,408)	(110,074)
Share-based compensation	—	—	14,020	—	—	14,020
Balances at May 31, 2021	24,098	$2,410	$283,394	$(12,453)	$928,730	$1,202,081
Net income	—	—	—	—	51,315	51,315
Other comprehensive income, net of tax	—	—	—	6,242	—	6,242
Exercise of stock options	6	1	519	—	—	520
Issuance and settlement of restricted stock	2	—	—	—	—	—
Common stock repurchased and retired	(1)	—	(104)	—	(12)	(116)
Share-based compensation	—	—	7,780	—	—	7,780
Balances at August 31, 2021	24,105	$2,411	$291,589	$(6,211)	$980,033	$1,267,822

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended August 31,
(in thousands)	2021	2020
Cash provided by operating activities:
Net income	$108,287	$147,619
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	17,441	18,476
Amortization of financing costs	489	522
Non-cash operating lease expense	4,434	3,151
Provision for credit losses	510	1,900
Non-cash share-based compensation	21,800	13,915
Gain on sale of North America Personal Care business	(513)	—
(Gain) loss on the sale or disposal of property and equipment	(1,640)	6
Deferred income taxes and tax credits	(8,207)	(535)
Changes in operating capital:
Receivables	(62,604)	(55,904)
Inventory	(124,506)	(90,094)
Prepaid expenses and other current assets	(4,982)	745
Other assets and liabilities, net	(4,545)	(5,121)
Accounts payable	6,080	127,813
Accrued expenses and other current liabilities	(26,414)	26,288
Accrued income taxes	16,032	(2,503)
Net cash (used) provided by operating activities	(58,338)	186,278

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(23,954)	(15,237)
Proceeds from sale of North America Personal Care business	44,700	—
Proceeds from the sale of property and equipment	3,208	—
Net cash provided (used) by investing activities	23,954	(15,237)

Cash provided (used) by financing activities:
Proceeds from line of credit	342,500	765,200
Repayment of line of credit	(212,500)	(799,200)
Repayment of long-term debt	(1,900)	(1,900)
Payment of financing costs	—	(3,796)
Proceeds from share issuances under share-based compensation plans	3,133	2,748
Payments for repurchases of common stock	(110,190)	(10,161)
Net cash provided (used) by financing activities	21,043	(47,109)

Net (decrease) increase in cash and cash equivalents	(13,341)	123,932
Cash and cash equivalents, beginning balance	45,120	24,467
Cash and cash equivalents, ending balance	$31,779	$148,399

Supplemental non-cash investing activity:
Capital expenditures included in accounts payable	$2,927	$—

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
August 31, 2021

Note 1 - Basis of Presentation and Related Information

Corporate Overview

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2021 and February 28, 2021, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2021 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. As of August 31, 2021, we operated three segments: Housewares, Health & Home, and Beauty. Our Housewares segment provides a broad range of innovative consumer products for the home and on the go to help with food preparation, cooking, cleaning, organization, beverage service, and other tasks to ease everyday living for families. The Health & Home segment provides healthcare and home environment products including health care devices, water filtration systems, and small home appliances. Our Beauty segment provides mass and prestige market beauty appliance and personal care products including hair styling appliances, grooming tools, decorative haircare accessories, and liquid personal care products.

Our business is seasonal due to different calendar events, holidays and seasonal weather patterns. Our fiscal reporting period ends on the last day in February. Historically, our highest sales volume and operating income occur in our third fiscal quarter ending November 30th. We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the U.S.

During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Beauty segment's mass channel personal care business, which included liquid, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium (“Personal Care”). On June 7, 2021, we completed the sale of our Personal Care business, not including the Latin America and Caribbean regions, to HRB Brands LLC, for $44.7 million in cash. The net assets sold included intangible assets, inventory, certain net trade receivables, fixed assets and certain accrued sales discounts and allowances relating to our North America Personal Care business. During the second quarter of fiscal 2022, we recognized a gain on the sale totaling $0.5 million, which has been recognized in SG&A within our condensed consolidated statement of income. The transaction also includes an option that provides HRB Brands LLC the right to purchase the Latin America and Caribbean Personal Care businesses no later than the end of fiscal

2022, subject to meeting certain agreed-upon conditions. Accordingly, we have continued to classify the identified net assets of the Latin America and Caribbean Personal Care businesses as held for sale. See Note 3 for additional information.

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

Note 3 - Assets and Liabilities Held for Sale

During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Personal Care business and accordingly, we classified the identified net assets of the disposal group as held for sale. On June 7, 2021, we completed the sale of our Personal Care business, not including the Latin America and Caribbean regions, to HRB Brands LLC, for $44.7 million in cash. The net assets sold included intangible assets, inventory, certain net trade receivables, fixed assets and certain accrued sales discounts and allowances relating to our North America Personal Care business. During the second quarter of fiscal 2022, we recognized a gain on the sale totaling $0.5 million, which has been recognized in SG&A within our condensed consolidated statement of income. The transaction also includes an option that provides HRB Brands LLC the right to purchase the Latin America and Caribbean Personal Care businesses no later than the end of fiscal 2022, subject to meeting certain agreed-upon conditions. Accordingly, we have continued to classify the identified net assets of the Latin America and Caribbean Personal Care businesses as held for sale.

The carrying amounts of the major classes of assets and liabilities for our Latin America and Caribbean Personal Care business that were classified as held for sale are as follows:

(in thousands)	August 31, 2021	February 28, 2021
Receivables, net of allowance of $34 and $30	$1,404	$7,979
Inventory	485	12,667
Property and equipment, net of accumulated depreciation of $152 and $403	66	100
Goodwill (1)	—	1,397
Other intangible assets (1)	—	17,724
Assets held for sale	$1,955	$39,867

Accrued sales discounts and allowances	$159	$—
Liabilities held for sale	$159	$—
(1)Goodwill and other intangible assets as of February 28, 2021 are presented net of accumulated impairment and accumulated amortization of $80,445 and $4,474, respectively.

Note 4 - Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities is as follows:

(in thousands)	August 31, 2021	February 28, 2021
Accrued compensation, benefits and payroll taxes	$33,151	$66,385
Accrued sales discounts and allowances	50,686	59,426
Accrued sales returns	29,936	29,434
Accrued advertising	55,720	50,923
Other	71,143	65,011
Total accrued expenses and other current liabilities	$240,636	$271,179

Note 5 - Share-Based Compensation Plans

As part of our compensation structure, we grant share-based compensation awards to certain employees and non-employee members of our Board of Directors during the fiscal year. These awards may be subject to attainment of certain service conditions, performance conditions and/or market conditions. During the first quarter of fiscal 2022, we granted 83,227 service condition awards (“Service Condition Awards”) with a weighted average grant date fair value of $219.02. Additionally, we granted 143,340 performance-based awards during the first quarter of fiscal 2022, of which 71,670 contained performance conditions (“Performance Condition Awards”) and 71,670 contained market conditions (“Market Condition Awards”) with weighted average grant date fair values of $216.20 and $156.08, respectively. Refer to our Form 10-K for further information on the Company's share-based compensation plans.

We recorded share-based compensation expense in SG&A as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2021	2020	2021	2020
Stock options	$—	$3	$—	$15
Directors stock compensation	163	182	323	364
Service Condition Awards	3,296	1,664	5,236	3,584
Performance Condition Awards	3,061	2,775	13,084	9,466
Market Condition Awards	1,260	—	2,389	—
Employee stock purchase plan	—	—	768	486
Share-based compensation expense	7,780	4,624	21,800	13,915
Less income tax benefits	(712)	(397)	(1,571)	(1,003)
Share-based compensation expense, net of tax	$7,068	$4,227	$20,229	$12,912

Unrecognized Share-Based Compensation Expense

As of August 31, 2021, our total unrecognized share-based compensation for all awards was $43.0 million, which will be recognized over a weighted average amortization period of 2.4 years. The total unrecognized share-based compensation reflects an estimate of target achievement for Performance Condition Awards granted during the first quarter of fiscal 2022 and fiscal 2021, and an estimate of 200% of target achievement for Performance Condition Awards granted in fiscal 2020.

Note 6 - Repurchases of Common Stock

In August 2021, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 25, 2021, for a period of three years, and replaced our former repurchase authorization, of which approximately $79.5 million remained. As of August 31, 2021, our entire new repurchase authorization of $500 million remained available.

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

The following table summarizes our share repurchase activity for the periods shown:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands, except share and per share data)	2021	2020	2021	2020
Common stock repurchased on the open market:
Number of shares	—	—	436,842	—
Aggregate value of shares	$—	$—	$95,484	$—
Average price per share	$—	$—	$218.58	$—

Common stock received in connection with share-based compensation:
Number of shares	503	780	66,147	61,625
Aggregate value of shares	$116	$148	$14,706	$10,161
Average price per share	$229.76	$189.64	$222.32	$164.88

Note 7 - Restructuring Plan

In October 2017, we announced a restructuring plan (referred to as “Project Refuel”) intended to enhance performance primarily in the Beauty and former Nutritional Supplements segments. Project Refuel includes charges for a reduction-in-force and the elimination of certain contracts. During the first quarter of fiscal 2019, we expanded Project Refuel to include the realignment and streamlining of our supply chain structure. We are targeting total annualized profit improvements of approximately $10.5 million to $12.5 million over the duration of the plan. We estimate the plan to be completed during fiscal 2022 and expect to incur total restructuring charges of approximately $10.3 million over the duration of the plan, of which $9.6 million have been incurred through the second quarter of fiscal 2022. Restructuring provisions are determined based on estimates prepared at the time the restructuring actions are approved by management and are revised periodically.

We incurred $0.4 million of pre-tax restructuring costs during both the three and six months ended August 31, 2021, which are recorded as “Restructuring charges” in the condensed consolidated statements of income. During the three and six month periods ended August 31, 2021, we made total cash restructuring payments of $0.3 million and $0.4 million, respectively, and had a remaining liability of $0.1 million as of August 31, 2021. Since implementing Project Refuel, we have made total cash restructuring payments of $9.5 million as of August 31, 2021.

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

In our quarterly report on Form 10-Q for our first quarter of fiscal 2022, we disclosed that we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Health & Home segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, on May 27, 2021, we voluntarily implemented a temporary stop shipment action across this line of products in the U.S. as we worked with the EPA towards an expedient resolution. In July 2021, the EPA approved modest changes to our labeling claims on packaging of existing water filtration products, which we implemented, and subsequently began shipping in limited quantities during the second quarter of fiscal 2022. The shipping volume for these products has continued to increase and, in September 2021, we returned to a more

`

normalized level of shipping activity. In August 2021, the EPA approved changes to our air filtration packaging and we implemented a repackaging plan. We began shipping limited quantities of the impacted products as of the end of August 2021. We expect to return to a more normalized level of shipping activity for these products by the end of the third quarter of fiscal 2022. We have also resolved the majority of the packaging compliance concerns on the limited subset of humidifier products and do not expect them to have a material impact on our consolidated financial results. We continue to expect that our consolidated and Health & Home segment’s fiscal 2022 net sales revenue, gross profit and operating income will be materially and adversely impacted by the stop shipment actions and the time needed to execute repackaging plans after changes were approved by the EPA. At this time, we are not aware of any fines or penalties related to this matter imposed against us by the EPA. While we do not anticipate material fines or penalties, there can be no assurances that such fines or penalties will not be imposed.

During the first quarter of fiscal 2022, we recorded a $13.1 million charge to cost of goods sold to write-off the obsolete packaging for the affected products in our inventory on-hand and in-transit as of the end of the first quarter of fiscal 2022. During the second quarter of fiscal 2022, we incurred additional compliance costs of $3.0 million, comprised of incremental warehouse storage costs and legal fees of $2.6 million, which were recognized in SG&A, and storage and obsolete packaging charges from vendors of $0.4 million, which were recognized in cost of goods sold. These charges are referred to throughout this Form 10-Q as “EPA compliance costs.” In addition, during the second quarter of fiscal 2022, we incurred and capitalized into inventory costs to repackage a portion of our existing inventory of the affected products and expect to continue to incur and capitalize such costs as we continue to repackage the remainder of the inventory during the third and fourth quarters of fiscal 2022. We also expect to incur additional compliance costs, which may include incremental freight, warehouse storage costs, charges from vendors, and legal fees, among other things. Such potential incremental EPA compliance costs will be expensed as incurred and could materially and adversely impact our consolidated and Health & Home segment’s gross profit and operating income. In addition, our net sales revenue could be materially and adversely impacted by customer returns, an increase in sales discounts and allowances and by the potential impact of distribution losses at certain retailers. Additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. Accordingly, our business, results of operations and financial condition could be adversely and materially impacted in ways that we are not able to predict today. For additional information refer to Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “EPA Compliance Costs” and to Part II, Item 1A., “Risk Factors” included within this Form 10-Q.

`

Note 9 - Long-Term Debt

A summary of our long-term debt follows:

(in thousands)	August 31, 2021	February 28, 2021
Mississippi Business Finance Corporation Loan (the “MBFC Loan”) (1)	$16,707	$18,607
Credit Agreement (2)	459,000	329,000
Subtotal	475,707	347,607
Unamortized prepaid financing fees	(3,488)	(3,977)
Total long-term debt	472,219	343,630
Less: current maturities of long-term debt	(1,884)	(1,884)
Long-term debt, excluding current maturities	$470,335	$341,746

(1)The MBFC Loan is unsecured and bears floating interest based on either the London Interbank Offered Rate (“LIBOR”) plus a margin of up to 2.0%, or a Base Rate plus a margin of up to 1.0%, as determined by the interest rate elected and the Net Leverage Ratio defined in the loan agreement. The weighted average interest rate on borrowings outstanding was 1.1% at both August 31, 2021 and February 28, 2021.

(2)The Credit Agreement (defined below) is unsecured and bears floating interest at either the Base Rate or LIBOR, plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.0% and 1.0% to 2.0% for Base Rate and LIBOR borrowings, respectively. These floating interest rates are hedged with interest rate swaps to effectively fix interest rates on $225 million of the outstanding principal balance under the Credit Agreement (see Notes 10, 11, and 12 for additional information regarding interest rate swaps). The weighted average interest rate on borrowings outstanding was 1.1% at both August 31, 2021 and February 28, 2021.

Credit Agreement

We have a credit agreement (the "Credit Agreement") with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1.25 billion. As of August 31, 2021, the balance of outstanding letters of credit was $34.2 million and the amount available for borrowings was $756.8 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of August 31, 2021, these covenants effectively limited our ability to incur more than $727.6 million of additional debt from all sources, including the Credit Agreement, or $756.8 million in the event a qualified acquisition is consummated.

Debt Covenants

As of August 31, 2021, we were in compliance with all covenants as defined under the terms of the Credit Agreement and our other debt agreements.

`

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

	Carrying Amount and Fair Value
(in thousands)	August 31, 2021	February 28, 2021
Assets:
Cash equivalents (money market accounts)	$1,098	$1,631
Foreign currency derivatives	535	33
Total assets	$1,633	$1,664

Liabilities:
Interest rate swaps	$7,531	$9,941
Foreign currency derivatives	2,361	6,550
Total liabilities	$9,892	$16,491

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

`

Note 11 - Financial Instruments and Risk Management

Foreign Currency Risk

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. Approximately 9% and 10% of our net sales revenue was denominated in foreign currencies during the three and six month periods ended August 31, 2021, respectively, compared to 10% and 13%, respectively, for the same periods last year. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos and Canadian Dollars. We make most of our inventory purchases from vendors in the Asia Pacific market and primarily use the U.S. Dollar for such purchases.

In our condensed consolidated statements of income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign currency exchange rate gains and losses are recognized in SG&A. During the three and six month periods ended August 31, 2021, we recorded foreign currency exchange rate net losses of $0.9 million and $0.5 million, respectively, in SG&A compared to foreign currency exchange rate net gains of $1.8 million and $0.1 million, respectively, for the same periods last year.

We mitigate certain foreign currency exchange rate risk by using a series of foreign currency contracts, which can include forward contracts and zero-cost collars, designated as cash flow hedges, and mark-to-market cross-currency debt swaps to protect against the foreign currency exchange rate risk inherent in our forecasted transactions denominated in foreign currencies. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. Our foreign currency contracts are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in Other Comprehensive Income (Loss) (“OCI”) until the hedge transaction is settled, at which point amounts are reclassified from Accumulated Other Comprehensive Income (Loss) (“AOCI”) to our condensed consolidated statements of income. Derivatives for which we have not elected hedge accounting consist of our cross-currency debt swaps, and any changes in the fair value of the derivatives are recorded in our condensed consolidated statements of income. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness. Any ineffectiveness, which is not material for any year presented, is immediately recognized in our condensed consolidated statements of income.

Interest Rate Risk

Interest on our outstanding debt as of August 31, 2021 is based on floating interest rates. If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on $225.0 million of the outstanding principal balance under the Credit Agreement, which totaled $459.0 million as of August 31, 2021. Our interest rate swaps are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in OCI until the hedge transaction is settled, at which point amounts are reclassified from AOCI to our condensed consolidated statements of income. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness. Any ineffectiveness, which is not material for any year presented, is immediately recognized in our condensed consolidated statements of income.

`

The following tables summarize the fair values of our derivative instruments as of the end of the periods presented:

(in thousands)	August 31, 2021
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- current
Forward contracts - sell Euro	Cash flow	2/2023		€37,250	$—	$81	$76	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2023		$36,500	—	136	208	—
Forward contracts - sell Pounds	Cash flow	2/2023		£32,800	—	249	844	—
Forward contracts - sell Australian Dollars	Cash flow	11/2021	A$	2,000	69	—	—	—
Interest rate swaps	Cash flow	1/2024		$225,000	—	—	3,429	4,102
Subtotal					69	466	4,557	4,102

Derivatives not designated under hedge accounting
Cross-currency debt swaps - Euro	(1)	4/2022		€6,000	—	—	596	—
Cross-currency debt swaps - Pounds	(1)	4/2022		£4,500	—	—	637	—
Subtotal					—	—	1,233	—
Total fair value					$69	$466	$5,790	$4,102

(in thousands)	February 28, 2021
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- current
Forward contracts - sell Euro	Cash flow	2/2022		€39,000	$—	$—	$1,851	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2023		$34,000	—	33	1,061	—
Forward contracts - sell Pounds	Cash flow	2/2023		£34,500	—	—	2,026	21
Forward contracts - sell Australian Dollars	Cash flow	11/2021	A$	4,000	—	—	18	—
Interest rate swaps	Cash flow	1/2024		$225,000	—	—	4,407	5,534
Subtotal					—	33	9,363	5,555

Derivatives not designated under hedge accounting
Cross-currency debt swaps - Euro	(1)	4/2022		€6,000	—	—	—	817
Cross-currency debt swaps - Pounds	(1)	4/2022		£4,500	—	—	—	756
Subtotal					—	—	—	1,573
Total fair value					$—	$33	$9,363	$7,128

(1)These cross-currency debt swaps, for which we have not elected hedge accounting, adjust the currency denomination of a portion of our outstanding debt to the Euro and British Pound, as applicable, for the notional amounts reported, creating an economic hedge against currency movements.

`

The pre-tax effects of derivative instruments designated as cash flow hedges were as follows for the periods presented:

	Three Months Ended August 31,
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2021	Location	2021
Foreign currency contracts - cash flow hedges	$5,456	Sales revenue, net	$(861)
Interest rate swaps - cash flow hedges	66	Interest expense	(1,350)
Total	$5,522		$(2,211)

	Three Months Ended August 31,
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2020	Location	2020
Foreign currency contracts - cash flow hedges	$(7,461)	SG&A	$(92)
Interest rate swaps - cash flow hedges	(249)	Interest expense	(1,207)
Total	$(7,710)		$(1,299)

	Six Months Ended August 31,
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2021	Location	2021
Foreign currency contracts - cash flow hedges	$2,265	Sales revenue, net	$(2,087)
Interest rate swaps - cash flow hedges	(224)	Interest expense	(2,634)
Total	$2,041		$(4,721)

	Six Months Ended August 31,
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2020	Location	2020
Foreign currency contracts - cash flow hedges	$(5,857)	SG&A	$673
Interest rate swaps - cash flow hedges	(4,382)	Interest expense	(1,933)
Total	$(10,239)		$(1,260)

The pre-tax effects of derivative instruments not designated under hedge accounting were as follows for the periods presented:

	Gain (Loss) Recognized in Income
		Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	Location	2021	2020	2021	2020
Cross-currency debt swaps - principal	SG&A	$469	$(949)	$340	$(1,098)
Cross-currency debt swaps - interest	Interest expense	—	—	(2)	74
Total		$469	$(949)	$338	$(1,024)

`

We expect a net loss of $4.5 million associated with foreign currency contracts and interest rate swaps currently reported in AOCI to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle. See Notes 10 and 12 to these condensed consolidated financial statements for more information.

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

Note 12 - Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component and related tax effects for the periods presented were as follows:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 29, 2020	$(8,199)	$1,194	$(7,005)
Other comprehensive loss before reclassification	(4,382)	(5,857)	(10,239)
Amounts reclassified out of AOCI	1,933	(673)	1,260
Tax effects	573	1,091	1,664
Other comprehensive loss	(1,876)	(5,439)	(7,315)
Balance at August 31, 2020	$(10,075)	$(4,245)	$(14,320)

Balance at February 28, 2021	$(7,576)	$(4,080)	$(11,656)
Other comprehensive (loss) income before reclassification	(224)	2,265	2,041
Amounts reclassified out of AOCI	2,634	2,087	4,721
Tax effects	(574)	(743)	(1,317)
Other comprehensive income	1,836	3,609	5,445
Balance at August 31, 2021	$(5,740)	$(471)	$(6,211)
See Notes 9, 10 and 11 to these condensed consolidated financial statements for additional information regarding our cash flow hedges.
Note 13 - Segment Information
The following tables summarize segment information for the periods presented:

	Three Months Ended August 31, 2021
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$215,218	$141,479	$118,531	$475,228
Restructuring charges	369	—	—	369
Operating income	41,921	4,794	20,576	67,291
Capital and intangible asset expenditures	17,050	2,232	666	19,948
Depreciation and amortization	2,815	2,624	3,289	8,728

`

	Three Months Ended August 31, 2020
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$201,863	$211,454	$117,535	$530,852
Restructuring charges	25	—	9	34
Operating income	45,403	33,771	20,101	99,275
Capital and intangible asset expenditures	2,820	4,497	1,469	8,786
Depreciation and amortization	2,250	4,173	2,913	9,336

	Six Months Ended August 31, 2021
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$408,862	$345,575	$262,014	$1,016,451
Restructuring charges	369	—	6	375
Operating income	69,064	16,043	47,019	132,126
Capital and intangible asset expenditures	20,037	2,980	937	23,954
Depreciation and amortization	5,363	5,350	6,728	17,441

	Six Months Ended August 31, 2020
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$342,491	$411,410	$197,786	$951,687
Restructuring charges	263	—	104	367
Operating income	68,636	65,304	22,314	156,254
Capital and intangible asset expenditures	5,537	7,905	1,795	15,237
Depreciation and amortization	4,372	8,225	5,879	18,476

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

On March 11, 2021, the American Rescue Plan Act (the “ARP”) was enacted and signed into law. The ARP is an economic stimulus package in response to the COVID-19 outbreak which contains tax provisions that did not have a material impact to our condensed consolidated financial statements.

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

`

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

For the three months ended August 31, 2021, income tax expense as a percentage of income before income tax was 19.8% compared to 9.6% for the same period last year. The year-over-year increase in the effective tax rate is primarily due to shifts in the mix of taxable income in our various tax jurisdictions. For the six months ended August 31, 2021, income tax expense as a percentage of income before income tax was 14.0% compared to 1.6% for the same period last year, primarily due to the mix of taxable income in our various tax jurisdictions, the benefit of the CARES Act in fiscal 2021 and excess tax benefits associated with share-based compensation recognized in the period in which it is settled.

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

Note 15 - Earnings Per Share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities. Dilutive securities at any given point in time may consist of outstanding options to purchase common stock and issued and contingently issuable unvested restricted stock units, performance stock units, restricted stock awards and performance restricted stock awards and other stock based awards. Anti-dilutive securities are not included in the computation of diluted earnings per share under the treasury stock method. See Note 5 to these condensed consolidated financial statements for more information regarding stock-based awards.

The following table presents our weighted average basic and diluted shares outstanding for the periods shown:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2021	2020	2021	2020
Weighted average shares outstanding, basic	24,101	25,325	24,225	25,289
Incremental shares from share-based compensation arrangements	246	133	267	139
Weighted average shares outstanding, diluted	24,347	25,458	24,492	25,428

Anti-dilutive securities	29	180	15	221

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

This MD&A, including the tables under the headings “Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment” and “Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP),” reports operating income, operating margin, net income and diluted earnings per share (“EPS”) without the impact of EPA compliance costs, restructuring charges, tax reform, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based measures presented in our condensed consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges and benefits on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors. We further believe that including the excluded charges and benefits would not accurately reflect the underlying performance of our operations for the period in which the charges and benefits are incurred, even though such charges and benefits may be incurred and reflected in our GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information. These non-GAAP measures are discussed further and reconciled to their applicable GAAP-based measures contained in this MD&A beginning on page 36.

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

In fiscal 2018, we announced a restructuring plan (referred to as “Project Refuel”) intended to enhance the performance primarily in the Beauty and former Nutritional Supplements segments. Project Refuel includes charges for a reduction-in-force and the elimination of certain contracts. During the first quarter of fiscal 2019, we expanded Project Refuel to include the realignment and streamlining of our supply chain structure. We are targeting total annualized profit improvements of approximately $10.5 million to $12.5 million over the duration of the plan. We estimate the plan to be completed during fiscal 2022 and expect to incur total restructuring charges of approximately $10.3 million over the duration of the plan, of which $9.6 million was incurred through the second quarter of fiscal 2022. See Note 7 to the accompanying condensed consolidated financial statements for additional information.

Consistent with our strategy of focusing resources on our Leadership Brands, during the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Beauty segment's mass channel personal care business, which included liquid, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium (“Personal Care”). On June 7, 2021, we completed the sale of our Personal Care business, not including the Latin America and Caribbean regions, to HRB Brands LLC, for $44.7 million in cash. The net assets sold included intangible assets, inventory, certain net trade receivables, fixed assets and certain accrued sales discounts and allowances relating to our North America Personal Care business. During the second quarter of fiscal 2022, we recognized a gain on the sale totaling $0.5 million, which has been recognized in selling, general and administrative expense (“SG&A”) within our condensed consolidated statement of income. The transaction also includes an option that provides HRB Brands LLC the right to purchase the Latin America and Caribbean Personal Care businesses no later than the end of fiscal 2022, subject to meeting certain agreed-upon conditions. Accordingly, we have continued to classify the identified net assets of the Latin America and Caribbean Personal Care businesses as held for sale. See Note 3 to the accompanying condensed consolidated financial statements for additional information.

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

In our quarterly report on Form 10-Q for our first quarter of fiscal 2022, we disclosed that we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the

`

air and water filtration categories and a limited subset of humidifier products within the Health & Home segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, on May 27, 2021, we voluntarily implemented a temporary stop shipment action across this line of products in the U.S. as we worked with the EPA towards an expedient resolution. In July 2021, the EPA approved modest changes to our labeling claims on packaging of existing water filtration products, which we implemented, and subsequently began shipping in limited quantities during the second quarter of fiscal 2022. The shipping volume for these products has continued to increase and, in September 2021, we returned to a more normalized level of shipping activity. In August 2021, the EPA approved changes to our air filtration packaging and we implemented a repackaging plan. We began shipping limited quantities of the impacted products as of the end of August 2021. We expect to return to a more normalized level of shipping activity for these products by the end of the third quarter of fiscal 2022. We have also resolved the majority of the packaging compliance concerns on the limited subset of humidifier products and do not expect them to have a material impact on our consolidated financial results. We continue to expect that our consolidated and Health & Home segment’s fiscal 2022 net sales revenue, gross profit and operating income will be materially and adversely impacted by the stop shipment actions and the time needed to execute repackaging plans after changes were approved by the EPA. The extent to which net sales revenue will be impacted will primarily depend on the duration of time required to repackage the affected inventory and resume normalized levels of shipping. In addition, our net sales revenue could be materially and adversely impacted by customer returns, an increase in sales discounts and allowances and by the potential impact of distribution losses at certain retailers.

During the first quarter of fiscal 2022, we recorded a $13.1 million charge to cost of goods sold to write-off the obsolete packaging for the affected products in our inventory on-hand and in-transit as of the end of the first quarter of fiscal 2022. During the second quarter of fiscal 2022, we incurred additional compliance costs of $3.0 million, comprised of incremental warehouse storage costs and legal fees of $2.6 million, which were recognized in SG&A, and storage and obsolete packaging charges from vendors of $0.4 million, which were recognized in cost of goods sold. These charges are referred to throughout this Form 10-Q as “EPA compliance costs.” In addition, during the second quarter of fiscal 2022, we incurred and capitalized into inventory costs to repackage a portion of our existing inventory of the affected products and expect to continue to incur and capitalize such costs as we continue to repackage the remainder of the inventory during the third and fourth quarters of fiscal 2022. We also expect to incur additional compliance costs, which may include incremental freight, warehouse storage costs, charges from vendors, and legal fees, among other things. Such potential incremental EPA compliance costs will be expensed as incurred and could materially and adversely impact our consolidated and Heath & Home segment's gross profit and operating income. Additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. Accordingly, our business, results of operations and financial condition could be adversely and materially impacted in ways that we are not able to predict today.

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

`

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

For the three months ended August 31, 2021, changes in foreign currency exchange rates had a favorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $2.1 million, or 0.4%, compared to an insignificant amount for the same period last year. For the six months ended August 31, 2021, changes in foreign currency exchange rates had a favorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $7.6 million, or 0.8%, compared to an unfavorable impact of $4.9 million, or 0.6% for the same period last year.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 78% and 81% of our consolidated net sales revenue was from U.S. shipments during the three month periods ended August 31, 2021 and 2020, respectively. For the six month periods ended August 31, 2021 and 2020, U.S. shipments were approximately 76% and 79% of our consolidated net sales revenue.

Our concentration of sales reflects the evolution of consumer shopping preferences to online or multichannel shopping experiences. Our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 22% of our total consolidated net sales revenue for both the three and six month periods ended August 31, 2021, and declined approximately 18% and 7%, respectively, compared to the same periods in the prior year.

For the three and six month periods ended August 31, 2020, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 24% and 26%, respectively, of our total consolidated net sales revenue, and both grew approximately 32% compared to the same periods in the prior year.

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

`

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

	Three Months Ended August 31,				% of Sales Revenue, net
(in thousands)	2021	2020	$ Change	% Change	2021	2020
Sales revenue by segment, net
Housewares	$215,218	$201,863	$13,355	6.6%	45.3%	38.0%
Health & Home	141,479	211,454	(69,975)	(33.1)%	29.8%	39.8%
Beauty	118,531	117,535	996	0.8%	24.9%	22.1%
Total sales revenue, net	475,228	530,852	(55,624)	(10.5)%	100.0%	100.0%
Cost of goods sold	264,640	300,516	(35,876)	(11.9)%	55.7%	56.6%
Gross profit	210,588	230,336	(19,748)	(8.6)%	44.3%	43.4%
SG&A	142,928	131,027	11,901	9.1%	30.1%	24.7%
Restructuring charges	369	34	335	*	0.1%	—%
Operating income	67,291	99,275	(31,984)	(32.2)%	14.2%	18.7%
Non-operating income, net	31	111	(80)	(72.1)%	—%	—%
Interest expense	3,307	2,796	511	18.3%	0.7%	0.5%
Income before income tax	64,015	96,590	(32,575)	(33.7)%	13.5%	18.2%
Income tax expense	12,700	9,257	3,443	37.2%	2.7%	1.7%
Net income	$51,315	$87,333	$(36,018)	(41.2)%	10.8%	16.5%

	Six Months Ended August 31,				% of Sales Revenue, net
(in thousands)	2021	2020	$ Change	% Change	2021	2020
Sales revenue by segment, net
Housewares	$408,862	$342,491	$66,371	19.4%	40.2%	36.0%
Health & Home	345,575	411,410	(65,835)	(16.0)%	34.0%	43.2%
Beauty	262,014	197,786	64,228	32.5%	25.8%	20.8%
Total sales revenue, net	1,016,451	951,687	64,764	6.8%	100.0%	100.0%
Cost of goods sold	585,271	542,050	43,221	8.0%	57.6%	57.0%
Gross profit	431,180	409,637	21,543	5.3%	42.4%	43.0%
SG&A	298,679	253,016	45,663	18.0%	29.4%	26.6%
Restructuring charges	375	367	8	2.2%	—%	—%
Operating income	132,126	156,254	(24,128)	(15.4)%	13.0%	16.4%
Non-operating income, net	133	347	(214)	(61.7)%	—%	—%
Interest expense	6,302	6,642	(340)	(5.1)%	0.6%	0.7%
Income before income tax	125,957	149,959	(24,002)	(16.0)%	12.4%	15.8%
Income tax expense	17,670	2,340	15,330	*	1.7%	0.2%
Net income	$108,287	$147,619	$(39,332)	(26.6)%	10.7%	15.5%

* Calculation is not meaningful.

`

Second Quarter Fiscal 2022 Financial Results

•Consolidated net sales revenue decreased 10.5%, or $55.6 million, to $475.2 million for the three months ended August 31, 2021, compared to $530.9 million for the same period last year.

•Consolidated operating income decreased 32.2%, or $32.0 million, to $67.3 million for the three months ended August 31, 2021, compared to $99.3 million for the same period last year. Consolidated operating margin decreased 4.5 percentage points to 14.2% of consolidated net sales revenue for the three months ended August 31, 2021, compared to 18.7% for the same period last year.

•Consolidated adjusted operating income decreased 25.0%, or $27.1 million, to $81.4 million for the three months ended August 31, 2021, compared to $108.5 million for the same period last year. Consolidated adjusted operating margin decreased 3.3 percentage points to 17.1% of consolidated net sales revenue for the three months ended August 31, 2021, compared to 20.4% for the same period last year.

•Net income decreased 41.2%, or $36.0 million, to $51.3 million for the three months ended August 31, 2021, compared to $87.3 million for the same period last year. Diluted EPS decreased 38.5% to $2.11 for the three months ended August 31, 2021, compared to $3.43 for the same period last year.

•Adjusted income decreased 32.8%, or $31.5 million, to $64.5 million for the three months ended August 31, 2021, compared to $95.9 million for the same period last year. Adjusted diluted EPS decreased 29.7% to $2.65 for the three months ended August 31, 2021, compared to $3.77 for the same period last year.

Year-To-Date Fiscal 2022 Financial Results

•Consolidated net sales revenue increased 6.8%, or $64.8 million, to $1,016.5 million for the six months ended August 31, 2021, compared to $951.7 million for the same period last year.

•Consolidated operating income decreased 15.4%, or $24.1 million, to $132.1 million for the six months ended August 31, 2021, compared to $156.3 million for the same period last year. Consolidated operating margin decreased 3.4 percentage points to 13.0% of consolidated net sales revenue for the six months ended August 31, 2021, compared to 16.4% for the same period last year.

•Consolidated adjusted operating income decreased 1.8%, or $3.2 million, to $176.3 million for the six months ended August 31, 2021, compared to $179.6 million for the same period last year. Consolidated adjusted operating margin decreased 1.6 percentage points to 17.3% of consolidated net sales revenue for the six months ended August 31, 2021, compared to 18.9% for the same period last year.

•Net income decreased 26.6%, or $39.3 million, to $108.3 million for the six months ended August 31, 2021, compared to $147.6 million for the same period last year. Diluted EPS decreased 23.9% to $4.42 for the six months ended August 31, 2021, compared to $5.81 for the same period last year.

•Adjusted income decreased 6.1%, or $9.8 million, to $150.3 million for the six months ended August 31, 2021, compared to $160.1 million for the same period last year. Adjusted diluted EPS

`

decreased 2.5% to $6.14 for the six months ended August 31, 2021, compared to $6.30 for the same period last year.

Consolidated and Segment Net Sales Revenue

The following tables summarize the impact that Organic business and foreign currency had on our net sales revenue by segment:

	Three Months Ended August 31,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2021 sales revenue, net	$201,863	$211,454	$117,535	$530,852
Organic business	13,084	(70,910)	145	(57,681)
Impact of foreign currency	271	935	851	2,057
Change in sales revenue, net	13,355	(69,975)	996	(55,624)
Fiscal 2022 sales revenue, net	$215,218	$141,479	$118,531	$475,228

Total net sales revenue growth (decline)	6.6%	(33.1)%	0.8%	(10.5)%
Organic business	6.5%	(33.5)%	0.1%	(10.9)%
Impact of foreign currency	0.1%	0.4%	0.7%	0.4%

	Six Months Ended August 31,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2021 sales revenue, net	$342,491	$411,410	$197,786	$951,687
Organic business	65,211	(69,707)	61,697	57,201
Impact of foreign currency	1,160	3,872	2,531	7,563
Change in sales revenue, net	66,371	(65,835)	64,228	64,764
Fiscal 2022 sales revenue, net	$408,862	$345,575	$262,014	$1,016,451

Total net sales revenue growth (decline)	19.4%	(16.0)%	32.5%	6.8%
Organic business	19.0%	(16.9)%	31.2%	6.0%
Impact of foreign currency	0.3%	0.9%	1.3%	0.8%

In the above tables, Organic business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand was acquired, excluding the impact that foreign currency remeasurement had on reported net sales revenue. Net sales revenue from internally developed brands or product lines is considered Organic business activity.

We define Core business as strategic business that we expect to be an ongoing part of our operations, and Non-Core business as business or net assets (including net assets held for sale) that we expect to divest within a year of its designation as Non-Core. During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Personal Care business. As a result, sales from our Personal Care business are included in Non-Core business for all periods presented. On June 7, 2021, we completed the sale of our North America Personal Care business. Sales from our Latin America and Caribbean Personal Care businesses continue to be included in Non-Core business for all periods presented above as the related net assets continue to be classified as held for sale.

`

The following tables summarize the impact that Core business and Non-Core (Personal Care) business had on our net sales revenue by segment:

	Three Months Ended August 31,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2021 sales revenue, net	$201,863	$211,454	$117,535	$530,852
Core business	13,355	(69,975)	16,395	(40,225)
Non-Core business (Personal Care)	—	—	(15,399)	(15,399)
Change in sales revenue, net	13,355	(69,975)	996	(55,624)
Fiscal 2022 sales revenue, net	$215,218	$141,479	$118,531	$475,228

Total net sales revenue growth (decline)	6.6%	(33.1)%	0.8%	(10.5)%
Core business	6.6%	(33.1)%	13.9%	(7.6)%
Non-Core business (Personal Care)	—%	—%	(13.1)%	(2.9)%

	Six Months Ended August 31,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2021 sales revenue, net	$342,491	$411,410	$197,786	$951,687
Core business	66,371	(65,835)	80,824	81,360
Non-Core business (Personal Care)	—	—	(16,596)	(16,596)
Change in sales revenue, net	66,371	(65,835)	64,228	64,764
Fiscal 2022 sales revenue, net	$408,862	$345,575	$262,014	$1,016,451

Total net sales revenue growth (decline)	19.4%	(16.0)%	32.5%	6.8%
Core business	19.4%	(16.0)%	40.9%	8.5%
Non-Core business (Personal Care)	—%	—%	(8.4)%	(1.7)%

Leadership Brand and Other Net Sales Revenue

The following tables summarize our Leadership Brand and other net sales revenue:

	Three Months Ended August 31,
(in thousands)	2021	2020	$ Change	% Change
Leadership Brand sales revenue, net	$393,820	$431,374	$(37,554)	(8.7)%
All other sales revenue, net	81,408	99,478	(18,070)	(18.2)%
Total sales revenue, net	$475,228	$530,852	$(55,624)	(10.5)%

	Six Months Ended August 31,
(in thousands)	2021	2020	$ Change	% Change
Leadership Brand sales revenue, net	$822,876	$780,404	$42,472	5.4%
All other sales revenue, net	193,575	171,283	22,292	13.0%
Total sales revenue, net	$1,016,451	$951,687	$64,764	6.8%

`

Consolidated Net Sales Revenue

Comparison of Second Quarter Fiscal 2022 to Second Quarter Fiscal 2021
Consolidated net sales revenue decreased $55.6 million, or 10.5%, to $475.2 million, compared to $530.9 million. The decline was driven by a decrease from Organic business of $57.7 million, or 10.9%, primarily due to:
•a decrease in sales in our Health & Home segment as a result of the EPA packaging compliance matter and related stop shipment actions; and
•a net sales revenue decline in Non-Core business primarily due to the sale of our North America Personal Care business during the second quarter of fiscal 2022.

These factors were partially offset by:
•higher brick and mortar sales in our Beauty and Housewares segments due primarily to strong consumer demand and the favorable comparative impact of COVID-19 related store closures and reduced store traffic in the prior period;
•higher sales in the closeout channel; and
•growth in consolidated international sales.

Net sales revenue was also favorably impacted by net foreign currency fluctuations of approximately $2.1 million, or 0.4%.

Net sales revenue from our Leadership Brands was $393.8 million, compared to $431.4 million for the same period last year, representing a decline of 8.7%, primarily due to the EPA packaging compliance matter and related stop shipment actions.

Comparison of First Six Months of Fiscal 2022 to First Six Months of Fiscal 2021
Consolidated net sales revenue increased $64.8 million, or 6.8%, to $1,016.5 million, compared to $951.7 million. Growth was driven by an increase from Organic business of $57.2 million, or 6.0%, primarily reflecting:
•higher brick and mortar sales in our Beauty and Housewares segments due primarily to strong consumer demand and the favorable comparative impact of COVID-19 related store closures and reduced store traffic in the prior period;
•growth in consolidated international sales;
•higher sales in the club and closeout channels; and
•the favorable impact of orders that were not able to be shipped at the end of the fourth quarter of fiscal 2021 due to the impact of the late-February winter storm in the U.S. (“Winter Storm Uri”).

These factors were partially offset by:
•a decrease in sales in our Health & Home segment as a result of the EPA packaging compliance matter and related stop shipment actions; and
•a net sales revenue decline in Non-Core business primarily due to the sale of our North America Personal Care business during the second quarter of fiscal 2022.

Net sales revenue was also favorably impacted by net foreign currency fluctuations of approximately $7.6 million, or 0.8%.

Net sales revenue from our Leadership Brands was $822.9 million, compared to $780.4 million for the same period last year, representing an increase of 5.4%.

`

Segment Net Sales Revenue

Housewares

Comparison of Second Quarter Fiscal 2022 to Second Quarter Fiscal 2021
Net sales revenue increased $13.4 million, or 6.6%, to $215.2 million, compared to $201.9 million. Growth was driven by an increase from Organic business of $13.1 million, or 6.5%, primarily due to:
•an increase in brick and mortar sales for both OXO and Hydro Flask brands due to strong demand and the favorable comparative impact of COVID-19 related store closures, reduced store traffic and a soft back-to-school season in the prior year period;
•higher sales in the closeout channel; and
•growth in international sales.

These factors were partially offset by a decrease in online sales primarily due to the unfavorable comparative impact of a shift towards online shopping in the prior year period due to COVID-19 related store closures, as well as a decline in club channel sales.

Net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $0.3 million, or 0.1%.

Comparison of First Six Months of Fiscal 2022 to First Six Months of Fiscal 2021
Net sales revenue increased $66.4 million, or 19.4%, to $408.9 million, compared to $342.5 million. Growth was driven by an increase from Organic business of $65.2 million, or 19.0%, primarily due to:
•an increase in brick and mortar sales for both OXO and Hydro Flask brands due to strong demand and the favorable comparative impact of COVID-19 related store closures, reduced store traffic and a soft back-to-school season in the prior year period;
•higher sales in the club and closeout channels;
•growth in international sales; and
•the favorable impact of orders that were not able to be shipped at the end of the fourth quarter of fiscal 2021 due to Winter Storm Uri.

These factors were partially offset by a decrease in online sales primarily due to the unfavorable comparative impact of a shift towards online shopping in the prior year period due to COVID-19 related store closures.

Net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $1.2 million, or 0.3%.

Health & Home

Comparison of Second Quarter Fiscal 2022 to Second Quarter Fiscal 2021
Net sales revenue decreased $70.0 million, or 33.1%, to $141.5 million, compared to $211.5 million. The decline was driven by a decrease from Organic business of $70.9 million, or 33.5%, primarily due to a decrease in both brick and mortar and online sales of water filtration, air filtration and humidification products as a result of the EPA packaging compliance matter and related stop shipment actions, and a decline in sales of thermometers due to stronger COVID-19 driven demand for healthcare products in the comparative prior period.

These factors were partially offset by an increase in sales of heaters and new product introductions.

Net sales revenue was also favorably impacted by net foreign currency fluctuations of approximately $0.9 million, or 0.4%.

`

Comparison of First Six Months of Fiscal 2022 to First Six Months of Fiscal 2021
Net sales revenue decreased $65.8 million, or 16.0%, to $345.6 million, compared to $411.4 million. The decline was driven by a decrease from Organic business of $69.7 million, or 16.9%, primarily due to a decrease in both brick and mortar and online sales of water filtration, air filtration and humidification products as a result of the EPA packaging compliance matter and related stop shipment actions, and a decline in sales of thermometers due to stronger COVID-19 driven demand for healthcare products in the comparative period.

These factors were partially offset by an increase in sales of fans, heaters and new product introductions, as well as the favorable impact of orders that were not able to be shipped at the end of the fourth quarter of fiscal 2021 due to Winter Storm Uri.

Net sales revenue was also favorably impacted by net foreign currency fluctuations of approximately $3.9 million, or 0.9%.

Beauty

Comparison of Second Quarter Fiscal 2022 to Second Quarter Fiscal 2021
Net sales revenue increased $1.0 million, or 0.8%, to $118.5 million, compared to $117.5 million. The increase was driven by an increase from Organic business of $0.1 million, or 0.1%. The increase from Organic business primarily reflects higher appliance sales due to:
•an increase in brick and mortar sales due to the favorable comparative impact of COVID-19 related store closures and reduced store traffic in the prior year period;
•growth in the volumizer franchise due to continued high consumer demand;
•expanded distribution primarily in the club channel; and
•higher international sales.

These factors were partially offset by a decline in Non-Core business net sales revenue primarily due to the sale of the North America Personal Care business during the second quarter of fiscal 2022, and a decrease in online sales primarily due to the unfavorable comparative impact of a shift towards online shopping in the prior year period due to COVID-19 related store closures.

Net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $0.9 million, or 0.7%.

Comparison of First Six Months of Fiscal 2022 to First Six Months of Fiscal 2021
Net sales revenue increased $64.2 million, or 32.5%, to $262.0 million, compared to $197.8 million. The increase was driven by an increase from Organic business of $61.7 million, or 31.2%. The increase from Organic business primarily reflects:
•an increase in brick and mortar sales due to the favorable comparative impact of COVID-19 related store closures and reduced store traffic in the prior year period;
•growth in the volumizer franchise due to continued high consumer demand;
•expanded distribution primarily in the club channel, new product introductions, and the favorable comparative impact of constrained supply levels in the prior year period;
•higher international sales;
•an increase in online channel sales; and
•the favorable impact of orders that were not able to be shipped at the end of the fourth quarter of fiscal 2021 due to Winter Storm Uri.

`

These factors were partially offset by a decline in Non-Core business net sales revenue primarily due to the sale of the North America Personal Care business during the second quarter of fiscal 2022.

Net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $2.5 million, or 1.3%.

Consolidated Gross Profit Margin

Comparison of Second Quarter Fiscal 2022 to Second Quarter Fiscal 2021
Consolidated gross profit margin increased 0.9 percentage points to 44.3%, compared to 43.4%. The increase in consolidated gross profit margin was primarily due to favorable product mix within the Beauty segment and a favorable mix of more Housewares and Beauty sales within our consolidated net sales revenue.

This was partially offset by:
•higher inbound freight expense due to rising freight rates and container supply shortages;
•a less favorable channel mix within the Housewares segment; and
•EPA compliance costs recognized in cost of goods sold in the Health & Home segment of $0.4 million.

Comparison of First Six Months of Fiscal 2022 to First Six Months of Fiscal 2021
Consolidated gross profit margin decreased 0.6 percentage points to 42.4%, compared to 43.0%. The decrease in consolidated gross profit margin was primarily due to:
•higher inbound freight expense due to rising freight rates and container supply shortages;
•EPA compliance costs recognized in cost of goods sold in the Health & Home segment of $13.5 million; and
•a less favorable channel mix within the Housewares segment.

These factors were partially offset by a more favorable product mix within the Beauty segment and a favorable mix of more Housewares and Beauty sales within our consolidated net sales revenue.

Consolidated SG&A

Comparison of Second Quarter Fiscal 2022 to Second Quarter Fiscal 2021
Consolidated SG&A ratio increased 5.4 percentage points to 30.1%, compared to 24.7%. The increase in the consolidated SG&A ratio was primarily due to:
•the comparative impact of higher personnel and advertising expenses due to cost reduction initiatives in the prior year period related to the uncertainty of COVID-19;
•higher distribution expense;
•unfavorable operating leverage;
•higher share-based compensation expense;
•the unfavorable impact of foreign currency exchange fluctuations; and
•EPA compliance costs of $2.6 million in the Health & Home segment.

These factors were partially offset by:
•lower annual incentive compensation expense;
•decreased amortization expense; and
•lower royalty expense.

`

Comparison of First Six Months of Fiscal 2022 to First Six Months of Fiscal 2021
Consolidated SG&A ratio increased 2.8 percentage points to 29.4%, compared to 26.6%. The increase in the consolidated SG&A ratio was primarily due to:
•the comparative impact of higher personnel and advertising expenses due to cost reduction initiatives in the prior year period related to the uncertainty of COVID-19;
•higher distribution expense;
•higher share-based compensation expense;
•the unfavorable impact of foreign currency exchange fluctuations; and
•EPA compliance costs of $2.6 million in the Health & Home segment as a result of the EPA packaging compliance matter and related stop shipment actions.

These factors were partially offset by:
•reduced royalty expense;
•reduced amortization expense;
•decreased annual incentive compensation expense; and
•favorable operating leverage.

Restructuring Charges

Comparison of Second Quarter Fiscal 2022 to Second Quarter Fiscal 2021
We incurred $0.4 million of pre-tax restructuring costs during the three months ended August 31, 2021 under Project Refuel related to employee severance and termination benefits. An insignificant amount of pre-tax restructuring costs were incurred during the same period last year.

Comparison of First Six Months of Fiscal 2022 to First Six Months of Fiscal 2021
During both the six months ended August 31, 2021 and 2020, we incurred $0.4 million of pre-tax restructuring costs under Project Refuel primarily related to employee severance and termination benefits. Restructuring costs incurred during the six months ended August 31, 2020 also included contract termination costs.

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

	Three Months Ended August 31, 2021
(In thousands)	Housewares		Health & Home		Beauty			Total
Operating income, as reported (GAAP)	$41,921	19.5%	$4,794	3.4%	$20,576	`	17.4%	$67,291	14.2%
EPA compliance costs	—	—%	2,960	2.1%	—		—%	2,960	0.6%
Restructuring charges	369	0.2%	—	—%	—		—%	369	0.1%
Subtotal	42,290	19.6%	7,754	5.5%	20,576		17.4%	70,620	14.9%
Amortization of intangible assets	519	0.2%	570	0.4%	1,897		1.6%	2,986	0.6%
Non-cash share-based compensation	3,157	1.5%	2,632	1.9%	1,991		1.7%	7,780	1.6%
Adjusted operating income (non-GAAP)	$45,966	21.4%	$10,956	7.7%	$24,464		20.6%	$81,386	17.1%

	Three Months Ended August 31, 2020
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$45,403	22.5%	$33,771	16.0%	$20,101	17.1%	$99,275	18.7%
Restructuring charges	25	—%	—	—%	9	—%	34	—%
Subtotal	45,428	22.5%	33,771	16.0%	20,110	17.1%	99,309	18.7%
Amortization of intangible assets	520	0.3%	2,509	1.2%	1,523	1.3%	4,552	0.9%
Non-cash share-based compensation	1,891	0.9%	1,493	0.7%	1,240	1.1%	4,624	0.9%
Adjusted operating income (non-GAAP)	$47,839	23.7%	$37,773	17.9%	$22,873	19.5%	$108,485	20.4%

	Six Months Ended August 31, 2021
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$69,064	16.9%	$16,043	4.6%	$47,019	17.9%	$132,126	13.0%
EPA compliance costs	—	—%	16,072	4.7%	—	—%	16,072	1.6%
Restructuring charges	369	0.1%	—	—%	6	—%	375	—%
Subtotal	69,433	17.0%	32,115	9.3%	47,025	17.9%	148,573	14.6%
Amortization of intangible assets	1,037	0.3%	1,137	0.3%	3,795	1.4%	5,969	0.6%
Non-cash share-based compensation	8,708	2.1%	7,512	2.2%	5,580	2.1%	21,800	2.1%
Adjusted operating income (non-GAAP)	$79,178	19.4%	$40,764	11.8%	$56,400	21.5%	$176,342	17.3%

	Six Months Ended August 31, 2020
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$68,636	20.0%	$65,304	15.9%	$22,314	11.3%	$156,254	16.4%
Restructuring charges	263	0.1%	—	—%	104	0.1%	367	—%
Subtotal	68,899	20.1%	65,304	15.9%	22,418	11.3%	156,621	16.5%
Amortization of intangible assets	1,018	0.3%	4,961	1.2%	3,047	1.5%	9,026	0.9%
Non-cash share-based compensation	5,312	1.6%	4,807	1.2%	3,796	1.9%	13,915	1.5%
Adjusted operating income (non-GAAP)	$75,229	22.0%	$75,072	18.2%	$29,261	14.8%	$179,562	18.9%

`

Consolidated Operating Income

Comparison of Second Quarter Fiscal 2022 to Second Quarter Fiscal 2021
Consolidated operating income was $67.3 million, or 14.2% of net sales revenue, compared to $99.3 million, or 18.7% of net sales revenue. The 4.5 percentage point decrease in consolidated operating margin was primarily due to:
•the comparative impact of higher personnel and advertising expenses due to cost reduction initiatives in the prior year period related to the uncertainty of COVID-19;
•higher inbound freight expense due to rising freight rates and container supply shortages;
•increased distribution expenses;
•unfavorable operating leverage;
•EPA compliance costs of $3.0 million in the Health & Home segment;
•higher share-based compensation expense; and
•the unfavorable impact of foreign currency exchange fluctuations.

These factors were partially offset by:
•a favorable product mix within the Beauty segment and a favorable mix of more Housewares and Beauty sales within our consolidated net sales revenue;
•decreased amortization expense;
•lower royalty expense; and
•lower annual incentive compensation expense.

Consolidated adjusted operating income decreased 25.0% to $81.4 million, or 17.1% of net sales revenue, compared to $108.5 million, or 20.4% of net sales revenue.

Comparison of First Six Months of Fiscal 2022 to First Six Months of Fiscal 2021
Consolidated operating income was $132.1 million, or 13.0% of net sales revenue, compared to $156.3 million, or 16.4% of net sales revenue. The 3.4 percentage point decrease in consolidated operating margin was primarily due to:
•the comparative impact of higher personnel and advertising expenses due to cost reduction initiatives in the prior year period related to the uncertainty of COVID-19;
•higher inbound freight expense due to rising freight rates and container supply shortages;
•EPA compliance costs of $16.1 million in the Health & Home segment;
•increased distribution expenses;
•higher share-based compensation expense; and
•the unfavorable impact of foreign currency exchange fluctuations.

These factors were partially offset by:
•a favorable product mix within the Beauty segment and a favorable mix of more Housewares and Beauty sales within our consolidated net sales revenue;
•reduced royalty expense;
•reduced amortization expense; and
•decreased annual incentive compensation expense.

Consolidated adjusted operating income decreased 1.8% to $176.3 million, or 17.3% of net sales revenue, compared to $179.6 million, or 18.9% of net sales revenue.

`

Housewares

Comparison of Second Quarter Fiscal 2022 to Second Quarter Fiscal 2021
Operating income was $41.9 million, or 19.5% of segment net sales revenue, compared to $45.4 million, or 22.5% of segment net sales revenue. The 3.0 percentage point decrease in segment operating margin was primarily due to:
•a less favorable channel mix;
•higher inbound freight expense due to rising freight rates and container supply shortages;
•increased distribution costs;
•an increase in marketing expense; and
•higher share-based compensation expense.

These factors were partially offset by reduced annual incentive compensation expense and favorable operating leverage.

Adjusted operating income decreased 3.9% to $46.0 million, or 21.4% of segment net sales revenue, compared to $47.8 million, or 23.7% of segment net sales revenue.

Comparison of First Six Months of Fiscal 2022 to First Six Months of Fiscal 2021
Operating income was $69.1 million, or 16.9% of segment net sales revenue, compared to $68.6 million, or 20.0% of segment net sales revenue. The 3.1 percentage point decrease in segment operating margin was primarily due to:
•a less favorable channel mix;
•higher inbound freight expense due to rising freight rates and container supply shortages;
•higher distribution costs;
•an increase in marketing expense; and
•higher share-based compensation expense.

These factors were partially offset by favorable operating leverage.

Adjusted operating income increased 5.2% to $79.2 million, or 19.4% of segment net sales revenue, compared to $75.2 million, or 22.0% of segment net sales revenue.

Health & Home

Comparison of Second Quarter Fiscal 2022 to Second Quarter Fiscal 2021
Operating income was $4.8 million, or 3.4% of segment net sales revenue, compared to $33.8 million, or 16.0% of segment net sales revenue. The 12.6 percentage point decrease in segment operating margin was primarily due to:
•unfavorable operating leverage;
•EPA compliance costs of $3.0 million;
•increased personnel expense;
•higher inbound freight expense due to rising freight rates and container supply shortages;
•higher distribution costs;
•higher share-based compensation expense; and
•the unfavorable impact of foreign currency exchange fluctuations.

`

These factors were partially offset by:
•the favorable comparative impact of tariff exclusion refunds received in the second quarter of fiscal 2022;
•lower royalty expense;
•reduced amortization expense; and
•decreased annual incentive compensation expense.

Adjusted operating income decreased 71.0% to $11.0 million, or 7.7% of segment net sales revenue, compared to $37.8 million, or 17.9% of segment net sales revenue.

Comparison of First Six Months of Fiscal 2022 to First Six Months of Fiscal 2021
Operating income was $16.0 million, or 4.6% of segment net sales revenue, compared to $65.3 million, or 15.9% of segment net sales revenue. The 11.3 percentage point decrease in segment operating margin was primarily due to:
•unfavorable operating leverage;
•EPA compliance costs of $16.1 million;
•higher personnel expense;
•higher inbound freight expense due to rising freight rates and container supply shortages;
•increased distribution costs;
•higher share-based compensation expense; and
•the unfavorable impact of foreign currency exchange fluctuations.

These factors were partially offset by:
•the favorable comparative impact of tariff exclusion refunds received in fiscal 2022; and
•reduced amortization expense.

Adjusted operating income decreased 45.7% to $40.8 million, or 11.8% of segment net sales revenue, compared to $75.1 million, or 18.2% of segment net sales revenue.

Beauty

Comparison of Second Quarter Fiscal 2022 to Second Quarter Fiscal 2021
Operating income was $20.6 million, or 17.4% of segment net sales revenue, compared to $20.1 million, or 17.1% of segment net sales revenue. The 0.3 percentage point increase in segment operating margin was primarily due to:
•a more favorable product mix;
•reduced annual incentive compensation expense;
•lower inventory obsolescence costs; and
•reduced royalty expense as a result of the amendment of the Revlon trademark license.

These factors were partially offset by:
•higher inbound freight expense due to rising freight rates and container supply shortages;
•increased marketing expense;
•higher personnel expense;
•an increase in share-based compensation expense;
•increased distribution expense; and
•the unfavorable impact of foreign currency exchange fluctuations.

Adjusted operating income increased 7.0% to $24.5 million, or 20.6% of segment net sales revenue, compared to $22.9 million, or 19.5% of segment net sales revenue.

`

Comparison of First Six Months of Fiscal 2022 to First Six Months of Fiscal 2021
Operating income was $47.0 million, or 17.9% of segment net sales revenue, compared to $22.3 million, or 11.3% of segment net sales revenue. The 6.6% percentage point increase in segment operating margin was primarily due to:
•favorable operating leverage;
•a more favorable product mix;
•lower inventory obsolescence costs;
•reduced annual incentive compensation expense; and
•reduced royalty expense as a result of the amendment of the Revlon trademark license.

These factors were partially offset by:
•higher inbound freight expense due to rising freight rates and container supply shortages;
•higher distribution expense;
•increased marketing expense;
•higher personnel expense; and
•an increase in share-based compensation expense.

Adjusted operating income increased 92.7% to $56.4 million, or 21.5% of segment net sales revenue, compared to $29.3 million, or 14.8% of segment net sales revenue.

Interest Expense

Comparison of Second Quarter Fiscal 2022 to Second Quarter Fiscal 2021
Interest expense was $3.3 million, compared to $2.8 million. The increase in interest expense was primarily due to higher average levels of debt outstanding compared to the same period last year, partially offset by lower average interest rates.

Comparison of First Six Months of Fiscal 2022 to First Six Months of Fiscal 2021
Interest expense was $6.3 million, compared to $6.6 million. The decrease in interest expense was primarily due to lower average interest rates, partially offset by higher average levels of debt outstanding compared to the same period last year.

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

On March 11, 2021, the American Rescue Plan Act (the “ARP”) was enacted and signed into law. The ARP is an economic stimulus package in response to the COVID-19 outbreak which contains tax provisions that did not have a material impact to our condensed consolidated financial statements.

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

`

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

For the three months ended August 31, 2021, income tax expense as a percentage of income before income tax was 19.8% compared to 9.6% for the same period last year. The year-over-year increase in the effective tax rate is primarily due to shifts in the mix of taxable income in our various tax jurisdictions. For the six months ended August 31, 2021, income tax expense as a percentage of income before income tax was 14.0% compared to 1.6% for the same period last year, primarily due to the mix of taxable income in our various tax jurisdictions, the benefit of the CARES Act in fiscal 2021 and excess tax benefits associated with share-based compensation recognized in the period in which it is settled.

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

	Three Months Ended August 31, 2021
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$64,015	$12,700	$51,315	$2.63	$0.52	$2.11
EPA compliance costs	2,960	44	2,916	0.12	—	0.12
Restructuring charges	369	6	363	0.02	—	0.01
Subtotal	67,344	12,750	54,594	2.77	0.52	2.24
Amortization of intangible assets	2,986	198	2,788	0.12	0.01	0.11
Non-cash share-based compensation	7,780	712	7,068	0.32	0.03	0.29
Adjusted (non-GAAP)	$78,110	$13,660	$64,450	$3.21	$0.56	$2.65

Weighted average shares of common stock used in computing diluted EPS						24,347

	Three Months Ended August 31, 2020
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$96,590	$9,257	$87,333	$3.79	$0.36	$3.43
Restructuring charges	34	—	34	—	—	—
Subtotal	96,624	9,257	87,367	3.80	0.36	3.43
Amortization of intangible assets	4,552	206	4,346	0.18	0.01	0.17
Non-cash share-based compensation	4,624	397	4,227	0.18	0.02	0.17
Adjusted (non-GAAP)	$105,800	$9,860	$95,940	$4.16	$0.39	$3.77

Weighted average shares of common stock used in computing diluted EPS						25,458

	Six Months Ended August 31, 2021
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$125,957	$17,670	$108,287	$5.14	$0.72	$4.42
EPA compliance costs	16,072	241	15,831	0.66	0.01	0.65
Restructuring charges	375	6	369	0.02	—	0.02
Subtotal	142,404	17,917	124,487	5.81	0.73	5.08
Amortization of intangible assets	5,969	406	5,563	0.24	0.02	0.23
Non-cash share-based compensation	21,800	1,571	20,229	0.89	0.06	0.83
Adjusted (non-GAAP)	$170,173	$19,894	$150,279	$6.95	$0.81	$6.14

Weighted average shares of common stock used in computing diluted EPS						24,492

`

	Six Months Ended August 31, 2020
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$149,959	$2,340	$147,619	$5.90	$0.09	$5.81
Restructuring charges	367	2	365	0.01	—	0.01
Tax reform	—	9,357	(9,357)	—	0.37	(0.37)
Subtotal	150,326	11,699	138,627	5.91	0.46	5.45
Amortization of intangible assets	9,026	447	8,579	0.35	0.02	0.34
Non-cash share-based compensation	13,915	1,003	12,912	0.55	0.04	0.51
Adjusted (non-GAAP)	$173,267	$13,149	$160,118	$6.81	$0.52	$6.30

Weighted average shares of common stock used in computing diluted EPS						25,428

Comparison of Second Quarter Fiscal 2022 to Second Quarter Fiscal 2021
Net Income was $51.3 million, compared to $87.3 million. Diluted EPS was $2.11, compared to $3.43. Diluted EPS decreased primarily due to lower operating income in the Health & Home and Housewares segments, an increase in the effective income tax rate and higher interest expense, partially offset by higher operating income in the Beauty segment and lower weighted average diluted shares outstanding.

Adjusted income decreased $31.5 million, or 32.8%, to $64.5 million, compared to $95.9 million. Adjusted diluted EPS decreased 29.7% to $2.65, compared to $3.77.

Comparison of First Six Months of Fiscal 2022 to First Six Months of Fiscal 2021
Net Income was $108.3 million, compared to $147.6 million. Diluted EPS was $4.42, compared to $5.81. Diluted EPS decreased primarily due to lower operating income in the Health & Home segment and a higher effective income tax rate primarily due to the tax reform benefit recognized in the prior year period, partially offset by higher operating income in the Beauty and Housewares segments, reduced interest expense and lower weighted average diluted shares outstanding.

Adjusted income decreased $9.8 million, or 6.1%, to $150.3 million, compared to $160.1 million. Adjusted diluted EPS decreased 2.5% to $6.14, compared to $6.30.

Financial Condition, Liquidity and Capital Resources

Selected measures of our liquidity and capital resources are shown for the periods below:

	Six Months Ended August 31,
	2021	2020
Accounts receivable turnover (days) (1)	72.4	68.7
Inventory turnover (times) (1)	2.5	3.3
Working capital (in thousands)	$491,532	$451,583
Current ratio	1.8:1	1.9:1
Ending debt to ending equity ratio	37.2%	22.9%
Return on average equity (1)	17.2%	17.9%
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

We principally rely on our cash flow from operations and borrowings under our Credit Agreement (as defined below) to finance our operations, capital and intangible asset expenditures, acquisitions and share repurchases. Historically, our principal uses of cash to fund our operations have included operating expenses, primarily SG&A, and working capital, predominantly for inventory purchases and the extension

`

of credit to our retail customers. We have been able to typically generate positive cash flow from operations sufficient to fund our operating activities. In the past, we have utilized a combination of available cash and existing, or additional, sources of financing to fund strategic acquisitions, share repurchases and capital investments. We had $31.8 million in cash and cash equivalents at August 31, 2021. As of August 31, 2021, the amount of cash and cash equivalents held by our foreign subsidiaries was $22.0 million. We have no existing activities involving special purpose entities or off-balance sheet financing.

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

Operating Activities

Operating activities used net cash of $58.3 million for the six months ended August 31, 2021, compared to net cash provided of $186.3 million for the same period last year. The decrease in cash provided by operating activities was primarily driven by an increase in cash used for working capital, incentive compensation payments and tax withholding settlements, and a decrease in cash earnings, partially offset by an increase in accrued income taxes.

Investing Activities

Investing activities provided net cash of $24.0 million during the six months ended August 31, 2021, compared to used cash of $15.2 million for the same period last year. The increase in cash provided by investing activities was primarily due to proceeds received from the sale of our North America Personal Care business and sale of property and equipment, partially offset by an increase in capital and intangible asset expenditures. We made investments in capital and intangible asset expenditures of $24.0 million during the six months ended August 31, 2021, compared to $15.2 million for the same period last year. The increase in capital and intangible asset expenditures was primarily for land and initial construction expenditures related to a new 2 million square foot distribution center for our Housewares segment. Capital and intangible asset expenditures during both periods also included expenditures for tools, molds, and other production equipment and computer, software, furniture and other equipment.

`

Financing Activities

Financing activities provided net cash of $21.0 million during the six months ended August 31, 2021, compared to used cash of $47.1 million for the same period last year. The increase in cash provided by financing activities is primarily due to a net increase in proceeds from our line of credit partially offset by open market repurchases of common stock.

Credit and Other Debt Agreements

Credit Agreement

We have a credit agreement (the "Credit Agreement") with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1.25 billion. As of August 31, 2021, the outstanding revolving loan principal balance was $459.0 million (excluding prepaid financing fees), the balance of outstanding letters of credit was $34.2 million and the amount available for borrowings was $756.8 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of August 31, 2021, these covenants effectively limited our ability to incur more than $727.6 million of additional debt from all sources, including the Credit Agreement, or $756.8 million in the event a qualified acquisition is consummated.

Other Debt Agreements

As of August 31, 2021, we have an aggregate principal balance of $16.7 million (excluding prepaid financing fees) under an unsecured loan agreement with the Mississippi Business Finance Corporation.

As of August 31, 2021, there have been no material changes to the information provided in our Form 10-K.

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

`

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
•the risks associated with our discussions with the EPA on the implementation of compliance plans related to certain of our products within the Health & Home segment;
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

`

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2021. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of August 31, 2021, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during our fiscal quarter ended August 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described below.

`

EPA Regulatory Matter

In our quarterly report on Form 10-Q for our first quarter of fiscal 2022, we disclosed that we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Health & Home segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, on May 27, 2021, we voluntarily implemented a temporary stop shipment action across this line of products in the U.S. while we worked with the EPA towards an expedient resolution. In July 2021, the EPA approved modest changes to our labeling claims on packaging of existing water filtration products, which we implemented, and subsequently began shipping in limited quantities during the second quarter of fiscal 2022. The shipping volume for these products has continued to increase and, in September 2021, we returned to a more normalized level of shipping activity. In August 2021, the EPA approved changes to our air filtration packaging and we implemented a repackaging plan. We began shipping limited quantities of the impacted products as of the end of August 2021. We expect to return to a more normalized level of shipping activity for these products by the end of our third quarter of fiscal 2022. We have also resolved the majority of the packaging compliance concerns on the limited subset of humidifier products and do not expect them to have a material impact on our consolidated financial results. We continue to expect that our consolidated and Health & Home segment’s fiscal 2022 net sales revenue, gross profit and operating income will be materially and adversely impacted by the stop shipment actions and the time needed to execute repackaging plans after changes were approved by the EPA. At this time, we are not aware of any fines or penalties related to this matter imposed against us by the EPA. While we do not anticipate material fines or penalties, there can be no assurances that such fines or penalties will not be imposed.

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

`

Additionally, some of our product lines within our Health & Home segment are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the U.S. Environmental Protection Agency (the “EPA”), U.S. Customs and Border Protection, the U.S. Food and Drug Administration, and the U.S. Consumer Product Safety Commission.

In our quarterly report on Form 10-Q for our first quarter of fiscal 2022, we disclosed that we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Health & Home segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, on May 27, 2021, we voluntarily implemented a temporary stop shipment action across this line of products in the U.S. while we worked with the EPA towards an expedient resolution. In July 2021, the EPA approved modest changes to our labeling claims on packaging of existing water filtration products, which we implemented, and subsequently began shipping in limited quantities during the second quarter of fiscal 2022. The shipping volume for these products has continued to increase and, in September 2021, we returned to a more normalized level of shipping activity. In August 2021, the EPA approved changes to our air filtration packaging and we implemented a repackaging plan. We began shipping limited quantities of the impacted products as of the end of August 2021. We have also resolved the majority of the packaging compliance concerns on the limited subset of humidifier products and do not expect them to have a material impact on our consolidated financial results. We continue to expect that our consolidated and Health & Home segment’s fiscal 2022 net sales revenue, gross profit and operating income will be materially and adversely impacted by the stop shipment actions and the time needed to execute repackaging plans after changes were approved by the EPA. The extent to which net sales revenue will be impacted will primarily depend on the duration of time required to repackage the affected inventory and resume normalized levels of shipping. In addition, our net sales revenue could be materially and adversely impacted by customer returns, an increase in sales discounts and allowances and by the potential impact of distribution losses at certain retailers. There can also be no assurance that fines or penalties will not be imposed by the EPA.

During the first quarter of fiscal 2022, we recorded a $13.1 million charge to cost of goods sold to write-off the obsolete packaging for the affected products in our inventory on-hand and in-transit as of the end of the first quarter of fiscal 2022. During the second quarter of fiscal 2022, we incurred additional compliance costs of $3.0 million, comprised of incremental warehouse storage costs and legal fees of $2.6 million, which were recognized in SG&A, and storage and obsolete packaging charges from vendors of $0.4 million, which were recognized in cost of goods sold. In addition, during the second quarter of fiscal 2022, we incurred and capitalized into inventory costs to repackage a portion of our existing inventory of the affected products and expect to continue to incur and capitalize such costs as we continue to repackage the remainder of the inventory during the third and fourth quarters of fiscal 2022. We also expect to incur additional compliance costs, which may include incremental freight, warehouse storage costs, charges from vendors, and legal fees, among other things. Such potential incremental EPA compliance costs will be expensed as incurred and could materially and adversely impact our consolidated and Heath & Home segment's gross profit and operating income. The consequences of the compliance requirements and other matters pertaining to our discussions with the EPA are inherently uncertain. Accordingly, additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. As a result, our business, results of operations and financial condition could be adversely and materially impacted in ways that we are not able to predict today. For additional information refer to Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “EPA Compliance Costs” in this Form 10-Q.

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

`

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2021, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 25, 2021, for a period of three years, and replaced our former repurchase authorization, of which approximately $79.5 million remained. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. See Note 6 to the accompanying condensed consolidated financial statements for additional information.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
June 1 to June 30, 2021	137	$218.74	137	$79,581
July 1 to July 31, 2021	75	225.02	75	79,564
August 1 to August 31, 2021	291	236.16	291	500,000
Total	503	$229.76	503

(1)The number of shares above includes shares of common stock acquired from employees who tendered shares to: (i) satisfy the tax withholding on equity awards as part of our long-term incentive plans or (ii) satisfy the exercise price on stock option exercises. For the three months ended August 31, 2021, there were no common stock open market purchases.

(2)Reflects the remaining dollar value of shares that could be purchased under our former and current stock repurchase authorizations through the expiration or termination of the plan as applicable. For the periods presented, all share repurchases were under the former repurchase authorization. For additional information, see Note 6 to the accompanying condensed consolidated financial statements.

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2021, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.

		104	Cover Page, Interactive Data File formatted in iXBRL and contained in Exhibit 101.

* Filed herewith.

** Furnished herewith.

`

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	October 8, 2021	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date:	October 8, 2021	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer