Form 10-Q
period 2021-11-30
HELEN OF TROY LTD
filed 2022-01-07
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to __
Commission File Number: 001-14669
HELEN OF TROY LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	74-2692550
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
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
As of December 29, 2021, there were 24,137,065 common shares, $0.10 par value per share, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except shares and par value)	November 30, 2021	February 28, 2021
Assets
Assets, current:
Cash and cash equivalents	$44,344	$45,120
Receivables - principally trade, less allowances of $627 and $998	505,933	382,449
Inventory	585,811	481,611
Prepaid expenses and other current assets	23,062	16,170
Income taxes receivable	3,574	6,720
Assets held for sale	2,265	39,867
Total assets, current	1,164,989	971,937

Property and equipment, net of accumulated depreciation of $157,287 and $140,379	165,061	136,535
Goodwill	739,901	739,901
Other intangible assets, net of accumulated amortization of $160,204 and $151,240	349,328	357,264
Operating lease assets	30,314	32,533
Deferred tax assets, net	29,311	21,748
Other assets	8,501	3,570
Total assets	$2,487,405	$2,263,488

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$306,049	$334,807
Accrued expenses and other current liabilities	296,362	271,179
Income taxes payable	20,727	7,022
Long-term debt, current maturities	1,884	1,884
Liabilities held for sale	286	—
Total liabilities, current	625,308	614,892

Long-term debt, excluding current maturities	445,584	341,746
Lease liabilities, non-current	35,595	38,352
Deferred tax liabilities, net	7,136	5,735
Other liabilities, non-current	18,824	23,416
Total liabilities	1,132,447	1,024,141

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 24,136,351 and 24,405,921 shares issued and outstanding	2,414	2,441
Additional paid in capital	298,708	283,396
Accumulated other comprehensive loss	(1,066)	(11,656)
Retained earnings	1,054,902	965,166
Total stockholders' equity	1,354,958	1,239,347
Total liabilities and stockholders' equity	$2,487,405	$2,263,488
See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands, except per share data)	2021	2020	2021	2020
Sales revenue, net	$624,884	$637,737	$1,641,335	$1,589,424
Cost of goods sold	351,051	350,410	936,322	892,460
Gross profit	273,833	287,327	705,013	696,964

Selling, general and administrative expense (“SG&A”)	183,788	186,630	482,467	439,646
Restructuring charges	5	(12)	380	355
Operating income	90,040	100,709	222,166	256,963

Non-operating income, net	52	93	185	440
Interest expense	3,206	2,926	9,508	9,568
Income before income tax	86,886	97,876	212,843	247,835

Income tax expense	11,203	13,721	28,873	16,061
Net income	$75,683	$84,155	$183,970	$231,774

Earnings per share (“EPS”):
Basic	$3.14	$3.37	$7.60	$9.20
Diluted	3.10	3.34	7.52	9.14

Weighted average shares used in computing EPS:
Basic	24,129	24,965	24,193	25,182
Diluted	24,399	25,192	24,461	25,350

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2021	2020	2021	2020
Net income	$75,683	$84,155	$183,970	$231,774
Other comprehensive income (loss), net of tax:
Cash flow hedge activity - interest rate swaps	1,787	1,180	3,623	(696)
Cash flow hedge activity - foreign currency contracts	3,358	855	6,967	(4,584)
Total other comprehensive income (loss), net of tax	5,145	2,035	10,590	(5,280)
Comprehensive income	$80,828	$86,190	$194,560	$226,494

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 28, 2021	24,406	$2,441	$283,396	$(11,656)	$965,166	$1,239,347
Net income	—	—	—	—	56,972	56,972
Other comprehensive loss, net of tax	—	—	—	(797)	—	(797)
Exercise of stock options	4	—	275	—	—	275
Issuance and settlement of restricted stock	177	18	(18)	—	—	—
Issuance of common stock related to stock purchase plan	13	1	2,337	—	—	2,338
Common stock repurchased and retired	(502)	(50)	(16,616)	—	(93,408)	(110,074)
Share-based compensation	—	—	14,020	—	—	14,020
Balances at May 31, 2021	24,098	$2,410	$283,394	$(12,453)	$928,730	$1,202,081
Net income	—	—	—	—	51,315	51,315
Other comprehensive income, net of tax	—	—	—	6,242	—	6,242
Exercise of stock options	6	1	519	—	—	520
Issuance and settlement of restricted stock	2	—	—	—	—	—
Common stock repurchased and retired	(1)	—	(104)	—	(12)	(116)
Share-based compensation	—	—	7,780	—	—	7,780
Balances at August 31, 2021	24,105	$2,411	$291,589	$(6,211)	$980,033	$1,267,822
Net income	—	—	—	—	75,683	75,683
Other comprehensive income, net of tax	—	—	—	5,145	—	5,145
Exercise of stock options	11	1	664	—	—	665
Issuance and settlement of restricted stock	22	2	(2)	—	—	—
Issuance of common stock related to stock purchase plan	10	1	1,922	—	—	1,923
Common stock repurchased and retired	(12)	(1)	(2,014)	—	(814)	(2,829)
Share-based compensation	—	—	6,549	—	—	6,549
Balances at November 30, 2021	24,136	$2,414	$298,708	$(1,066)	$1,054,902	$1,354,958

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity - Continued (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 29, 2020	25,194	$2,519	$268,043	$(7,005)	$898,166	$1,161,723
Net income	—	—	—	—	60,286	60,286
Other comprehensive loss, net of tax	—	—	—	(1,912)	—	(1,912)
Exercise of stock options	8	1	475	—	—	476
Issuance and settlement of restricted stock	165	17	(17)	—	—	—
Issuance of common stock related to stock purchase plan	15	1	1,900	—	—	1,901
Common stock repurchased and retired	(61)	(6)	(9,895)	—	(112)	(10,013)
Share-based compensation	—	—	9,291	—	—	9,291
Balances at May 31, 2020	25,321	$2,532	$269,797	$(8,917)	$958,340	$1,221,752
Net income	—	—	—	—	87,333	87,333
Other comprehensive loss, net of tax	—	—	—	(5,403)	—	(5,403)
Exercise of stock options	4	1	370	—	—	371
Issuance and settlement of restricted stock	4	—	—	—	—	—
Common stock repurchased and retired	(1)	—	(148)	—	—	(148)
Share-based compensation	—	—	4,624	—	—	4,624
Balances at August 31, 2020	25,328	$2,533	$274,643	$(14,320)	$1,045,673	$1,308,529
Net income	—	—	—	—	84,155	84,155
Other comprehensive income, net of tax	—	—	—	2,035	—	2,035
Exercise of stock options	1	—	70	—	—	70
Issuance and settlement of restricted stock	20	2	(2)	—	—	—
Issuance of common stock related to stock purchase plan	12	1	1,709	—	—	1,710
Common stock repurchased and retired	(967)	(97)	(5,870)	—	(186,833)	(192,800)
Share-based compensation	—	—	6,739	—	—	6,739
Balances at November 30, 2020	24,394	$2,439	$277,289	$(12,285)	$942,995	$1,210,438

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended November 30,
(in thousands)	2021	2020
Cash (used) provided by operating activities:
Net income	$183,970	$231,774
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	26,082	27,995
Amortization of financing costs	738	772
Non-cash operating lease expense	6,910	4,910
Provision for credit losses	292	3,445
Non-cash share-based compensation	28,349	20,654
Gain on sale of North America Personal Care business	(513)	—
(Gain) loss on the sale or disposal of property and equipment	(2,274)	75
Deferred income taxes and tax credits	(8,721)	(4,132)
Changes in operating capital:
Receivables	(139,292)	(155,492)
Inventory	(103,821)	(121,629)
Prepaid expenses and other current assets	(6,765)	(2,915)
Other assets and liabilities, net	(6,110)	(6,617)
Accounts payable	(30,549)	148,501
Accrued expenses and other current liabilities	29,198	95,612
Accrued income taxes	17,452	6,793
Net cash (used) provided by operating activities	(5,054)	249,746

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(41,529)	(19,423)
Proceeds from sale of North America Personal Care business	44,700	—
Proceeds from the sale of property and equipment	5,305	—
Net cash provided (used) by investing activities	8,476	(19,423)

Cash used by financing activities:
Proceeds from line of credit	461,400	917,400
Repayment of line of credit	(356,400)	(811,400)
Repayment of long-term debt	(1,900)	(1,900)
Payment of financing costs	—	(3,796)
Proceeds from share issuances under share-based compensation plans	5,721	4,528
Payments for repurchases of common stock	(113,019)	(202,961)
Net cash used by financing activities	(4,198)	(98,129)

Net (decrease) increase in cash and cash equivalents	(776)	132,194
Cash and cash equivalents, beginning balance	45,120	24,467
Cash and cash equivalents, ending balance	$44,344	$156,661

Supplemental non-cash investing activity:
Capital expenditures included in accounts payable	$8,140	$—

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
November 30, 2021

Note 1 - Basis of Presentation and Related Information

Corporate Overview

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of November 30, 2021 and February 28, 2021, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2021 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. As of November 30, 2021, we operated three segments: Housewares, Health & Home, and Beauty. Our Housewares segment provides a broad range of innovative consumer products for the home and on the go to help with food preparation, cooking, cleaning, organization, beverage service, and other tasks to ease everyday living for families. The Health & Home segment provides healthcare and home environment products including health care devices, water filtration systems, and small home appliances. Our Beauty segment provides mass and prestige market beauty appliance and personal care products including hair styling appliances, grooming tools, decorative haircare accessories, and liquid personal care products.

Our business is seasonal due to different calendar events, holidays and seasonal weather patterns. Our fiscal reporting period ends on the last day in February. Historically, our highest sales volume and operating income occur in our third fiscal quarter ending November 30th. We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico and the U.S.

During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Beauty segment's mass channel personal care business, which included liquid, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium (“Personal Care”). On June 7, 2021, we completed the sale of our Personal Care business, not including the Latin America and Caribbean regions, to HRB Brands LLC, for $44.7 million in cash. The net assets sold included intangible assets, inventory, certain net trade receivables, fixed assets and certain accrued sales discounts and allowances relating to our North America Personal Care business. During the second quarter of fiscal 2022, we recognized a gain on the sale in SG&A totaling $0.5 million. We are continuing to negotiate the sale of the Latin America and Caribbean Personal Care businesses to HRB Brands LLC, which we expect to close no later than the end of fiscal 2022. Accordingly, we have continued to classify the identified net assets of the Latin

America and Caribbean Personal Care businesses as held for sale. See Note 3 for additional information.

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

Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Prior to the issuance of this guidance, contract assets and contract liabilities were recognized by the acquirer at fair value on the acquisition date. The amendments in ASU 2021-08 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted and should be applied prospectively to acquisitions occurring on or after the effective date. This ASU will be effective for us in the first quarter of fiscal 2024. We believe that the adoption of this ASU will not have a material impact on our consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy to other accounting guidance due to the lack of specific authoritative guidance in GAAP, (for example, a grant model within International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance, or Subtopic 958-605, Not-For-Profit Entities - Revenue Recognition). This guidance excludes transactions in the scope of specific GAAP, such as tax incentives accounted for under ASC 740, Income Taxes. This new ASU is effective for annual periods beginning after December 15, 2021, with early adoption and retrospective or prospective application permitted. This ASU will be effective for us in our Form 10-K for fiscal 2023. We believe that the adoption of this ASU will not have a material impact on our consolidated financial statement disclosures.

Note 3 - Assets and Liabilities Held for Sale

During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Personal Care business and accordingly, we classified the identified net assets of the disposal group as held for sale. On June 7, 2021, we completed the sale of our Personal Care business, not including the Latin America and Caribbean regions, to HRB Brands LLC, for $44.7 million in cash. The net assets sold included intangible assets, inventory, certain net trade receivables, fixed assets and certain accrued sales discounts and allowances relating to our North America Personal Care business. During the second quarter of fiscal 2022, we recognized a gain on the sale in SG&A totaling $0.5 million. We are continuing to negotiate the sale of the Latin America and Caribbean Personal Care businesses to HRB Brands LLC, which we expect to close no later than the end of fiscal 2022. Accordingly, we have continued to classify the identified net assets of the Latin America and Caribbean Personal Care businesses as held for sale.

The carrying amounts of the major classes of assets and liabilities for our Personal Care business that were classified as held for sale are as follows:

(in thousands)	November 30, 2021	February 28, 2021
Receivables, net of allowance of $34 and $30	$1,555	$7,979
Inventory	644	12,667
Property and equipment, net of accumulated depreciation of $152 and $403	66	100
Goodwill (1)	—	1,397
Other intangible assets (1)	—	17,724
Assets held for sale	$2,265	$39,867

Accrued sales discounts and allowances	$286	$—
Liabilities held for sale	$286	$—
(1)Goodwill and other intangible assets as of February 28, 2021 are presented net of accumulated impairment and accumulated amortization of $80,445 and $4,474, respectively.

Note 4 - Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities is as follows:

(in thousands)	November 30, 2021	February 28, 2021
Accrued compensation, benefits and payroll taxes	$41,107	$66,385
Accrued sales discounts and allowances	68,729	59,426
Accrued sales returns	34,960	29,434
Accrued advertising	72,183	50,923
Other	79,383	65,011
Total accrued expenses and other current liabilities	$296,362	$271,179

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

We recorded share-based compensation expense in SG&A as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2021	2020	2021	2020
Stock options	$—	$3	$—	$18
Directors stock compensation	160	161	483	525
Service Condition Awards	3,117	1,677	8,353	5,261
Performance Condition Awards	1,622	4,407	14,706	13,873
Market Condition Awards	1,115	—	3,504	—
Employee stock purchase plan	535	491	1,303	977
Share-based compensation expense	6,549	6,739	28,349	20,654
Less income tax benefits	(784)	(403)	(2,355)	(1,406)
Share-based compensation expense, net of tax	$5,765	$6,336	$25,994	$19,248

Unrecognized Share-Based Compensation Expense

As of November 30, 2021, our total unrecognized share-based compensation for all awards was $33.8 million, which will be recognized over a weighted average amortization period of 2.2 years. The total unrecognized share-based compensation reflects an estimate of target achievement for Performance Condition Awards granted during the first quarter of fiscal 2022 and fiscal 2021, and a weighted average estimate of 175% of target achievement for Performance Condition Awards granted in fiscal 2020.

Note 6 - Repurchases of Common Stock

In August 2021, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 25, 2021, for a period of three years, and replaced our former repurchase authorization, of which approximately $79.5 million remained. As of November 30, 2021, our repurchase authorization allowed for the purchase of $497.2 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Common stock repurchased on the open market:
Number of shares	—	960,829	436,842	960,829
Aggregate value of shares	$—	$191,606	$95,484	$191,606
Average price per share	$—	$199.42	$218.58	$199.42

Common stock received in connection with share-based compensation:
Number of shares	12,059	6,115	78,206	67,740
Aggregate value of shares	$2,829	$1,194	$17,535	$11,355
Average price per share	$234.56	$195.26	$224.22	$167.63

Note 7 - Restructuring Plan

In October 2017, we announced a restructuring plan (referred to as “Project Refuel”) intended to enhance performance primarily in the Beauty and former Nutritional Supplements segments. Project Refuel includes charges for a reduction-in-force and the elimination of certain contracts. During the first quarter of fiscal 2019, we expanded Project Refuel to include the realignment and streamlining of our supply chain structure. We are targeting total annualized profit improvements of approximately $10.5 million to $12.5 million over the duration of the plan. We estimate the plan to be completed during fiscal 2022 and expect to incur total restructuring charges of approximately $10.3 million over the duration of the plan, of which $9.6 million have been incurred through the third quarter of fiscal 2022. Restructuring provisions are determined based on estimates prepared at the time the restructuring actions are approved by management and are revised periodically.

We incurred an insignificant amount and $0.4 million of pre-tax restructuring costs during the three and nine months ended November 30, 2021, respectively, which are recorded as “Restructuring charges” in the condensed consolidated statements of income. During the three and nine month periods ended November 30, 2021, we made total cash restructuring payments of $0.1 million and $0.5 million, respectively. Since implementing Project Refuel, we have made total cash restructuring payments of $9.6 million as of November 30, 2021.

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

In our quarterly report on Form 10-Q for our first quarter of fiscal 2022, we disclosed that we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Health & Home segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, on May 27, 2021, we voluntarily implemented a temporary stop shipment action across this line of products in the U.S. as we worked with the EPA towards an expedient resolution. In July 2021, the EPA approved modest changes to our labeling claims on packaging of existing water filtration products, which we implemented, and subsequently began shipping in limited quantities during the second quarter of fiscal 2022. The shipping volume for these products has continued to increase and, in September 2021, we returned to a more normalized level of shipping activity. In August 2021, the EPA approved changes to our air filtration packaging and we implemented a repackaging plan. We began shipping limited quantities of the impacted products at the end of August 2021 and returned to a more normalized level of shipping activity in November 2021. We have also resolved the majority of the packaging compliance concerns on the limited subset of humidifier products and do not expect them to have a material impact on our consolidated financial results. Our consolidated and Health & Home segment’s net sales revenue, gross profit and operating income for the nine months ended November 30, 2021, have been materially and adversely impacted by the stop shipment actions and the time needed to execute repackaging plans after changes were approved by the EPA. While we have resumed normalized levels of shipping of the affected inventory, we are still in process of repackaging our existing inventory of affected products. If we are not able to execute our repackaging plans on schedule to meet demand, our net sales revenue, gross profit and operating income could continue to be materially and adversely impacted. At this time, we are not aware of any fines or penalties related to this matter imposed against us by the EPA. While we do not anticipate material fines or penalties, there can be no assurances that such fines or penalties will not be imposed.

During the first quarter of fiscal 2022, we recorded a $13.1 million charge to cost of goods sold to write-off the obsolete packaging for the affected products in our inventory on-hand and in-transit as of the end of the first quarter of fiscal 2022. During the second and third quarters of fiscal 2022, we incurred additional compliance costs of $3.0 million and $4.9 million, respectively, comprised of incremental warehouse storage costs and legal fees of $2.6 million and $4.6 million, respectively, which were recognized in SG&A, and storage and obsolete packaging charges from vendors of $0.4 million and $0.3 million, respectively, which were recognized in cost of goods sold. These charges are referred to throughout this Form 10-Q as “EPA compliance costs.” In addition, during the second and third quarters of fiscal 2022, we incurred and capitalized into inventory costs to repackage a portion of our existing inventory of the affected products and expect to continue to incur and capitalize such costs as we continue to repackage the remainder of the inventory during the fourth quarter of fiscal 2022. We also expect to incur additional compliance costs, which may include incremental freight, warehouse storage costs, charges from

`

vendors, and legal fees, among other things. Such potential incremental EPA compliance costs will be expensed as incurred and could materially and adversely impact our consolidated and Health & Home segment’s gross profit and operating income. In addition, our net sales revenue could be materially and adversely impacted by customer returns, an increase in sales discounts and allowances and by the potential impact of distribution losses at certain retailers. Additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. Accordingly, our business, results of operations and financial condition could be adversely and materially impacted in ways that we are not able to predict today. For additional information refer to Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “EPA Compliance Costs” and to Part II, Item 1A., “Risk Factors” included within this Form 10-Q.

Note 9 - Long-Term Debt

A summary of our long-term debt follows:

(in thousands)	November 30, 2021	February 28, 2021
Mississippi Business Finance Corporation Loan (the “MBFC Loan”) (1)	$16,707	$18,607
Credit Agreement (2)	434,000	329,000
Subtotal	450,707	347,607
Unamortized prepaid financing fees	(3,239)	(3,977)
Total long-term debt	447,468	343,630
Less: current maturities of long-term debt	(1,884)	(1,884)
Long-term debt, excluding current maturities	$445,584	$341,746

(1)The MBFC Loan is unsecured and bears floating interest based on either the London Interbank Offered Rate (“LIBOR”) plus a margin of up to 2.0%, or a Base Rate plus a margin of up to 1.0%, as determined by the interest rate elected and the Net Leverage Ratio defined in the loan agreement. The weighted average interest rate on borrowings outstanding was 1.1% at both November 30, 2021 and February 28, 2021.

(2)The Credit Agreement (defined below) is unsecured and bears floating interest at either the Base Rate or LIBOR, plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.0% and 1.0% to 2.0% for Base Rate and LIBOR borrowings, respectively. These floating interest rates are hedged with interest rate swaps to effectively fix interest rates on $225 million of the outstanding principal balance under the Credit Agreement (see Notes 10, 11, and 12 for additional information regarding interest rate swaps). The weighted average interest rate on borrowings outstanding was 1.1% at both November 30, 2021 and February 28, 2021.

Credit Agreement

We have a credit agreement (the "Credit Agreement") with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1.25 billion. As of November 30, 2021, the balance of outstanding letters of credit was $32.7 million and the amount available for borrowings was $783.3 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of November 30, 2021, these covenants effectively limited our ability to incur more than $735.8 million of additional debt from all sources, including the Credit Agreement, or $783.3 million in the event a qualified acquisition is consummated.

Debt Covenants

As of November 30, 2021, we were in compliance with all covenants as defined under the terms of the Credit Agreement and our other debt agreements.

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

	Carrying Amount and Fair Value
(in thousands)	November 30, 2021	February 28, 2021
Assets:
Cash equivalents (money market accounts)	$791	$1,631
Foreign currency derivatives	3,448	33
Total assets	$4,239	$1,664

Liabilities:
Interest rate swaps	$5,186	$9,941
Foreign currency derivatives	658	6,550
Total liabilities	$5,844	$16,491

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

`

Note 11 - Financial Instruments and Risk Management

Foreign Currency Risk

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. For both the three and nine month periods ended November 30, 2021, approximately 10% of our net sales revenue was denominated in foreign currencies, compared to 11% and 12%, respectively, for the same periods last year. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos and Canadian Dollars. We make most of our inventory purchases from vendors in the Asia Pacific market and primarily use the U.S. Dollar for such purchases.

In our condensed consolidated statements of income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign currency exchange rate gains and losses are recognized in SG&A. During the three and nine month periods ended November 30, 2021, we recorded foreign currency exchange rate net losses of $0.3 million and $0.8 million, respectively, in SG&A compared to foreign currency exchange rate net gains of $0.4 million and $0.5 million, respectively, for the same periods last year.

We mitigate certain foreign currency exchange rate risk by using a series of foreign currency contracts, which can include forward contracts and zero-cost collars, designated as cash flow hedges, and mark-to-market cross-currency debt swaps to protect against the foreign currency exchange rate risk inherent in our forecasted transactions denominated in foreign currencies. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. Our foreign currency contracts are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in Other Comprehensive Income (Loss) (“OCI”) until the hedge transaction is settled, at which point amounts are reclassified from Accumulated Other Comprehensive Income (Loss) (“AOCI”) to our condensed consolidated statements of income. Derivatives for which we have not elected hedge accounting consist of our cross-currency debt swaps, and any changes in the fair value of the derivatives are recorded in our condensed consolidated statements of income. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness. Any ineffectiveness, which is not material for any period presented, is immediately recognized in our condensed consolidated statements of income.

Interest Rate Risk

Interest on our outstanding debt as of November 30, 2021 is based on floating interest rates. If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on $225.0 million of the outstanding principal balance under the Credit Agreement, which totaled $434.0 million as of November 30, 2021. Our interest rate swaps are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in OCI until the hedge transaction is settled, at which point amounts are reclassified from AOCI to our condensed consolidated statements of income. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness. Any ineffectiveness, which is not material for any period presented, is immediately recognized in our condensed consolidated statements of income.

`

The following tables summarize the fair values of our derivative instruments as of the end of the periods presented:

(in thousands)	November 30, 2021
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- current
Forward contracts - sell Euro	Cash flow	2/2023	€30,500	$1,494	$157	$—	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2023	$34,700	344	148	—	—
Forward contracts - sell Pounds	Cash flow	2/2023	£28,250	953	352	—	—
Interest rate swaps	Cash flow	1/2024	$225,000	—	—	2,411	2,775
Subtotal				2,791	657	2,411	2,775

Derivatives not designated under hedge accounting
Cross-currency debt swaps - Euro	(1)	4/2022	€6,000	—	—	272	—
Cross-currency debt swaps - Pounds	(1)	4/2022	£4,500	—	—	386	—
Subtotal				—	—	658	—
Total fair value				$2,791	$657	$3,069	$2,775

(in thousands)	February 28, 2021
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- current
Forward contracts - sell Euro	Cash flow	2/2022		€39,000	$—	$—	$1,851	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2023		$34,000	—	33	1,061	—
Forward contracts - sell Pounds	Cash flow	2/2023		£34,500	—	—	2,026	21
Forward contracts - sell Australian Dollars	Cash flow	11/2021	A$	4,000	—	—	18	—
Interest rate swaps	Cash flow	1/2024		$225,000	—	—	4,407	5,534
Subtotal					—	33	9,363	5,555

Derivatives not designated under hedge accounting
Cross-currency debt swaps - Euro	(1)	4/2022		€6,000	—	—	—	817
Cross-currency debt swaps - Pounds	(1)	4/2022		£4,500	—	—	—	756
Subtotal					—	—	—	1,573
Total fair value					$—	$33	$9,363	$7,128

(1)These cross-currency debt swaps, for which we have not elected hedge accounting, adjust the currency denomination of a portion of our outstanding debt to the Euro and British Pound, as applicable, for the notional amounts reported, creating an economic hedge against currency movements.

The pre-tax effects of derivative instruments designated as cash flow hedges were as follows for the periods presented:

	Three Months Ended November 30,
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2021	Location	2021
Foreign currency contracts - cash flow hedges	$3,686	Sales revenue, net	$(354)
Interest rate swaps - cash flow hedges	1,045	Interest expense	(1,300)
Total	$4,731		$(1,654)

`

	Three Months Ended November 30,
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2020	Location	2020
Foreign currency contracts - cash flow hedges	$452	SG&A	$(549)
Interest rate swaps - cash flow hedges	250	Interest expense	(1,289)
Total	$702		$(1,838)

	Nine Months Ended November 30,
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2021	Location	2021
Foreign currency contracts - cash flow hedges	$5,951	Sales revenue, net	$(2,441)
Interest rate swaps - cash flow hedges	821	Interest expense	(3,934)
Total	$6,772		$(6,375)

	Nine Months Ended November 30,
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2020	Location	2020
Foreign currency contracts - cash flow hedges	$(5,405)	SG&A	$124
Interest rate swaps - cash flow hedges	(4,132)	Interest expense	(3,222)
Total	$(9,537)		$(3,098)

The pre-tax effects of derivative instruments not designated under hedge accounting were as follows for the periods presented:

	Gain (Loss) Recognized in Income
		Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	Location	2021	2020	2021	2020
Cross-currency debt swaps - principal	SG&A	$575	$23	$915	$(1,075)
Cross-currency debt swaps - interest	Interest expense	(1)	(2)	(3)	72
Total		$574	$21	$912	$(1,003)

We expect a net gain of $0.4 million associated with foreign currency contracts and interest rate swaps currently reported in AOCI to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle. See Notes 10 and 12 to these condensed consolidated financial statements for more information.

Counterparty Credit Risk

Financial instruments, including foreign currency contracts, cross-currency debt swaps and interest rate swaps, expose us to counterparty credit risk for non-performance. We manage our exposure to counterparty credit risk by only dealing with counterparties who are substantial international financial

`

institutions with significant experience using such derivative instruments. We believe that the risk of incurring credit losses is remote.

Note 12 - Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component and related tax effects for the periods presented were as follows:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 29, 2020	$(8,199)	$1,194	$(7,005)
Other comprehensive loss before reclassification	(4,132)	(5,405)	(9,537)
Amounts reclassified out of AOCI	3,222	(124)	3,098
Tax effects	214	945	1,159
Other comprehensive loss	(696)	(4,584)	(5,280)
Balance at November 30, 2020	$(8,895)	$(3,390)	$(12,285)

Balance at February 28, 2021	$(7,576)	$(4,080)	$(11,656)
Other comprehensive income before reclassification	821	5,951	6,772
Amounts reclassified out of AOCI	3,934	2,441	6,375
Tax effects	(1,132)	(1,425)	(2,557)
Other comprehensive income	3,623	6,967	10,590
Balance at November 30, 2021	$(3,953)	$2,887	$(1,066)
See Notes 9, 10 and 11 to these condensed consolidated financial statements for additional information regarding our cash flow hedges.
Note 13 - Segment Information
The following tables summarize segment information for the periods presented:

	Three Months Ended November 30, 2021
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$246,135	$203,900	$174,849	$624,884
Restructuring charges	—	—	5	5
Operating income	43,239	13,573	33,228	90,040
Capital and intangible asset expenditures	16,159	633	783	17,575
Depreciation and amortization	2,894	2,529	3,218	8,641

	Three Months Ended November 30, 2020
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$222,400	$250,158	$165,179	$637,737
Restructuring charges	(12)	—	—	(12)
Operating income	37,658	30,478	32,573	100,709
Capital and intangible asset expenditures	1,375	2,441	370	4,186
Depreciation and amortization	2,371	4,106	3,042	9,519

`

	Nine Months Ended November 30, 2021
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$654,997	$549,475	$436,863	$1,641,335
Restructuring charges	369	—	11	380
Operating income	112,303	29,616	80,247	222,166
Capital and intangible asset expenditures	36,196	3,613	1,720	41,529
Depreciation and amortization	8,257	7,879	9,946	26,082

	Nine Months Ended November 30, 2020
(in thousands)	Housewares	Health & Home	Beauty	Total
Sales revenue, net	$564,891	$661,568	$362,965	$1,589,424
Restructuring charges	251	—	104	355
Operating income	106,294	95,782	54,887	256,963
Capital and intangible asset expenditures	6,912	10,346	2,165	19,423
Depreciation and amortization	6,743	12,331	8,921	27,995

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

For the three months ended November 30, 2021, income tax expense as a percentage of income before income tax was 12.9% compared to 14.0% for the same period last year. The year-over-year decrease in the effective tax rate is primarily due to increases in liabilities related to uncertain tax positions in the prior

`

year period, partially offset by shifts in the mix of income in our various tax jurisdictions. For the nine months ended November 30, 2021, income tax expense as a percentage of income before income tax was 13.6% compared to 6.5% for the same period last year, primarily due to the mix of income in our various tax jurisdictions and the benefit of the CARES Act in fiscal 2021, partially offset by the favorable comparative impact of increases in liabilities related to uncertain tax positions in the prior year period.

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

The following table presents our weighted average basic and diluted shares outstanding for the periods shown:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2021	2020	2021	2020
Weighted average shares outstanding, basic	24,129	24,965	24,193	25,182
Incremental shares from share-based compensation arrangements	270	227	268	168
Weighted average shares outstanding, diluted	24,399	25,192	24,461	25,350

Anti-dilutive securities	20	4	16	149

Note 16 - Subsequent Events

On December 29, 2021, we completed the acquisition of Osprey Packs, Inc., a longtime U.S. leader in technical and everyday packs. The total purchase consideration, net of cash acquired, was $414.7 million in cash, including the impact of a $5.3 million favorable customary closing net working capital adjustment. The acquisition was funded with cash on hand and a $435.0 million borrowing under our existing revolving credit facility. After giving effect to the borrowing, as of December 29, 2021, the remaining amount available for borrowings under our Credit Agreement was $351.8 million. The initial accounting for this business combination is in process. We incurred acquisition-related expenses of $1.6 million during the third quarter of fiscal 2022, which were recognized in SG&A within our condensed consolidated statements of income.

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

This MD&A, including the tables under the headings “Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment” and “Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP),” reports operating income, operating margin, net income and diluted earnings per share (“EPS”) without the impact of acquisition-related expenses, EPA compliance costs, restructuring charges, tax reform, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based measures presented in our condensed consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges and benefits on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors. We further believe that including the excluded charges and benefits would not accurately reflect the underlying performance of our operations for the period in which the charges and benefits are incurred, even though such charges and benefits may be incurred and reflected in our GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information. These non-GAAP measures are discussed further and reconciled to their applicable GAAP-based measures contained in this MD&A beginning on page 37.

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

In fiscal 2018, we announced a restructuring plan (referred to as “Project Refuel”) intended to enhance the performance primarily in the Beauty and former Nutritional Supplements segments. Project Refuel includes charges for a reduction-in-force and the elimination of certain contracts. During the first quarter of fiscal 2019, we expanded Project Refuel to include the realignment and streamlining of our supply chain structure. We are targeting total annualized profit improvements of approximately $10.5 million to $12.5 million over the duration of the plan. We estimate the plan to be completed during fiscal 2022 and expect to incur total restructuring charges of approximately $10.3 million over the duration of the plan, of which $9.6 million have been incurred through the third quarter of fiscal 2022. See Note 7 to the accompanying condensed consolidated financial statements for additional information.

Consistent with our strategy of focusing resources on our Leadership Brands, during the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Beauty segment's mass channel personal care business, which included liquid, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium (“Personal Care”). On June 7, 2021, we completed the sale of our Personal Care business, not including the Latin America and Caribbean regions, to HRB Brands LLC, for $44.7 million in cash. The net assets sold included intangible assets, inventory, certain net trade receivables, fixed assets and certain accrued sales discounts and allowances relating to our North America Personal Care business. During the second quarter of fiscal 2022, we recognized a gain on the sale in selling, general and administrative expense (“SG&A”) totaling $0.5 million. We are continuing to negotiate the sale of the Latin America and Caribbean Personal Care businesses to HRB Brands LLC, which we expect to close no later than the end of fiscal 2022. Accordingly, we have continued to classify the identified net assets of the Latin America and Caribbean Personal Care businesses as held for sale. See Note 3 to the accompanying condensed consolidated financial statements for additional information.

Subsequent to the end of our third quarter, on December 29, 2021, we completed the acquisition of Osprey Packs, Inc. (“Osprey”), a longtime U.S. leader in technical and everyday packs. The total

`

purchase consideration, net of cash acquired, was $414.7 million in cash, including the impact of a $5.3 million favorable customary closing net working capital adjustment. The acquisition was funded with cash on hand and borrowings from our existing revolving credit facility. We incurred acquisition-related expenses of $1.6 million during the third quarter of fiscal 2022, which were recognized in SG&A within our condensed consolidated statements of income.

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

Global Supply Chain and Cost Inflation Trends
Surges in demand and shifts in shopping patterns related to COVID-19, as well as other factors, have continued to strain the global supply chain network, which has resulted in carrier-imposed capacity restrictions, carrier delays, and longer lead times. Demand for Chinese imports has caused shipment receiving and unloading backlogs at many U.S. ports that have been unable to keep pace with unprecedented inbound container volume. The situation has been further exacerbated by COVID-19 illness and protocols at many port locations. Due to the backlog and increasing trade imbalance with China, many shipping containers are not being sent back to China, or are being sent to China empty. With continued increases in demand for containers, limited supply and freight vendors bearing the cost of shipping empty containers, the market cost of inbound freight has increased by several multiples compared to calendar year 2020 averages. In addition to increasing cost trends, our third party manufacturing partners are not equipped to hold meaningful amounts of inventory and if shipping container capacity remains limited or unavailable, they could pause manufacturing, which could ultimately impact our ability to meet consumer demand on a timely basis. Demand for raw materials, components and semiconductor chips impacted by the supply chain challenges described above have created surges in prices and shortages of these materials may become more significant which could further increase our costs. Further, in the U.S., the surge in demand along with COVID-19 related government stimulus and rising hourly labor wages, have created labor shortages and higher labor costs. The majority of our hourly labor is employed in our distribution centers and these factors may increase our costs and negatively impact our ability to attract and retain qualified associates.

`

EPA Compliance Costs
Some of our product lines within our Health & Home segment are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the U.S. Environmental Protection Agency (the “EPA”), U.S. Customs and Border Protection, the U.S. Food and Drug Administration, and the U.S. Consumer Product Safety Commission.

In our quarterly report on Form 10-Q for our first quarter of fiscal 2022, we disclosed that we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Health & Home segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, on May 27, 2021, we voluntarily implemented a temporary stop shipment action across this line of products in the U.S. as we worked with the EPA towards an expedient resolution. In July 2021, the EPA approved modest changes to our labeling claims on packaging of existing water filtration products, which we implemented, and subsequently began shipping in limited quantities during the second quarter of fiscal 2022. The shipping volume for these products has continued to increase and, in September 2021, we returned to a more normalized level of shipping activity. In August 2021, the EPA approved changes to our air filtration packaging and we implemented a repackaging plan. We began shipping limited quantities of the impacted products at the end of August 2021 and returned to a more normalized level of shipping activity in November 2021. We have also resolved the majority of the packaging compliance concerns on the limited subset of humidifier products and do not expect them to have a material impact on our consolidated financial results. Our consolidated and Health & Home segment’s net sales revenue, gross profit and operating income for the nine months ended November 30, 2021, have been materially and adversely impacted by the stop shipment actions and the time needed to execute repackaging plans after changes were approved by the EPA. While we have resumed normalized levels of shipping of the affected inventory, we are still in process of executing our repackaging plans. If we are not able to execute our repackaging plans on schedule to meet demand, our net sales revenue, gross profit and operating income could continue to be materially and adversely impacted. The extent to which net sales revenue, gross profit and operating income could be impacted will primarily depend on product demand and the duration of time required to repackage the affected inventory. In addition, our net sales revenue could be materially and adversely impacted by customer returns, an increase in sales discounts and allowances and by the potential impact of distribution losses at certain retailers.

During the first quarter of fiscal 2022, we recorded a $13.1 million charge to cost of goods sold to write-off the obsolete packaging for the affected products in our inventory on-hand and in-transit as of the end of the first quarter of fiscal 2022. During the second and third quarters of fiscal 2022, we incurred additional compliance costs of $3.0 million and $4.9 million, respectively, comprised of incremental warehouse storage costs and legal fees of $2.6 million and $4.6 million, respectively, which were recognized in SG&A, and storage and obsolete packaging charges from vendors of $0.4 million and $0.3 million, respectively, which were recognized in cost of goods sold. These charges are referred to throughout this Form 10-Q as “EPA compliance costs.” In addition, during the second and third quarters of fiscal 2022, we incurred and capitalized into inventory costs to repackage a portion of our existing inventory of the affected products and expect to continue to incur and capitalize such costs as we continue to repackage the remainder of the inventory during the fourth quarter of fiscal 2022. We also expect to incur additional compliance costs, which may include incremental freight, warehouse storage costs, charges from vendors, and legal fees, among other things. Such potential incremental EPA compliance costs will be expensed as incurred and could materially and adversely impact our consolidated and Heath & Home segment's gross profit and operating income. Additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. Accordingly, our business, results of operations and financial condition could be adversely and materially impacted in ways that we are not able to predict today.

At this time, we are not aware of any fines or penalties related to this matter imposed against us by the EPA. While we do not anticipate material fines or penalties, there can be no assurances that such fines or penalties will not be imposed.

`

See Note 8 to our condensed consolidated financial statements for additional information and Part II, Item 1A., “Risk Factors” in this Form 10-Q for additional information on our related material risks.

Potential Impact of Tariffs
Since 2019, the Office of the U.S. Trade Representative (“USTR”) has imposed, and in certain cases subsequently reduced or removed, additional tariffs on products imported from China. We purchase a high concentration of our products from unaffiliated manufacturers located in China. This concentration exposes us to risks associated with doing business globally, including changes in tariffs. Any alteration of trade agreements and terms between China and the U.S., including limiting trade with China, imposing additional tariffs on imports from China and potentially imposing other restrictions on exports from China to the U.S. may result in further and/or higher tariffs or retaliatory trade measures by China. Furthermore, in certain cases, we have been successful in obtaining tariff exclusions from the USTR on certain products that we import. These exclusions generally expire after a designated period of time. In the case that a tariff exclusion is not granted or extended, higher tariffs would be assessed on the related products.

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

For the three months ended November 30, 2021, changes in foreign currency exchange rates had a favorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $1.2 million, or 0.2%, compared to $1.7 million, or 0.4% for the same period last year. For the nine months ended November 30, 2021, changes in foreign currency exchange rates had a favorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $8.8 million, or 0.6%, compared to an unfavorable impact of $3.2 million, or 0.3% for the same period last year.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 79% and 80% of our consolidated net sales revenue was from U.S. shipments during the three month periods ended November 30, 2021 and 2020, respectively. For the nine month periods ended November 30, 2021 and 2020, U.S. shipments were approximately 77% and 79% of our consolidated net sales revenue.

Our concentration of sales reflects the evolution of consumer shopping preferences to online or multichannel shopping experiences. Our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 23% and 22% of our total consolidated net sales revenue for the three and nine month periods ended November 30, 2021, respectively, and both declined approximately 7%, compared to the same periods in the prior year.

For the three and nine month periods ended November 30, 2020, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 24% and 25%, respectively, of our total consolidated net sales revenue, and grew approximately 34% and 33%, respectively, compared to the same periods in the prior year.

With the continued growth in online sales across the retail landscape, many brick and mortar retailers are aggressively looking for ways to improve their customer delivery capabilities to be able to meet customer expectations. As a result, it will become increasingly important for us to leverage our distribution

`

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

	Three Months Ended November 30,				% of Sales Revenue, net
(in thousands)	2021	2020	$ Change	% Change	2021	2020
Sales revenue by segment, net
Housewares	$246,135	$222,400	$23,735	10.7%	39.4%	34.9%
Health & Home	203,900	250,158	(46,258)	(18.5)%	32.6%	39.2%
Beauty	174,849	165,179	9,670	5.9%	28.0%	25.9%
Total sales revenue, net	624,884	637,737	(12,853)	(2.0)%	100.0%	100.0%
Cost of goods sold	351,051	350,410	641	0.2%	56.2%	54.9%
Gross profit	273,833	287,327	(13,494)	(4.7)%	43.8%	45.1%
SG&A	183,788	186,630	(2,842)	(1.5)%	29.4%	29.3%
Restructuring charges	5	(12)	17	*	—%	—%
Operating income	90,040	100,709	(10,669)	(10.6)%	14.4%	15.8%
Non-operating income, net	52	93	(41)	(44.1)%	—%	—%
Interest expense	3,206	2,926	280	9.6%	0.5%	0.5%
Income before income tax	86,886	97,876	(10,990)	(11.2)%	13.9%	15.3%
Income tax expense	11,203	13,721	(2,518)	(18.4)%	1.8%	2.2%
Net income	$75,683	$84,155	$(8,472)	(10.1)%	12.1%	13.2%

	Nine Months Ended November 30,				% of Sales Revenue, net
(in thousands)	2021	2020	$ Change	% Change	2021	2020
Sales revenue by segment, net
Housewares	$654,997	$564,891	$90,106	16.0%	39.9%	35.5%
Health & Home	549,475	661,568	(112,093)	(16.9)%	33.5%	41.6%
Beauty	436,863	362,965	73,898	20.4%	26.6%	22.8%
Total sales revenue, net	1,641,335	1,589,424	51,911	3.3%	100.0%	100.0%
Cost of goods sold	936,322	892,460	43,862	4.9%	57.0%	56.1%
Gross profit	705,013	696,964	8,049	1.2%	43.0%	43.9%
SG&A	482,467	439,646	42,821	9.7%	29.4%	27.7%
Restructuring charges	380	355	25	7.0%	—%	—%
Operating income	222,166	256,963	(34,797)	(13.5)%	13.5%	16.2%
Non-operating income, net	185	440	(255)	(58.0)%	—%	—%
Interest expense	9,508	9,568	(60)	(0.6)%	0.6%	0.6%
Income before income tax	212,843	247,835	(34,992)	(14.1)%	13.0%	15.6%
Income tax expense	28,873	16,061	12,812	79.8%	1.8%	1.0%
Net income	$183,970	$231,774	$(47,804)	(20.6)%	11.2%	14.6%

* Calculation is not meaningful.

`

Third Quarter Fiscal 2022 Financial Results

•Consolidated net sales revenue decreased 2.0%, or $12.9 million, to $624.9 million for the three months ended November 30, 2021, compared to $637.7 million for the same period last year.

•Consolidated operating income decreased 10.6%, or $10.7 million, to $90.0 million for the three months ended November 30, 2021, compared to $100.7 million for the same period last year. Consolidated operating margin decreased 1.4 percentage points to 14.4% of consolidated net sales revenue for the three months ended November 30, 2021, compared to 15.8% for the same period last year.

•Consolidated adjusted operating income decreased 5.2%, or $5.8 million, to $106.1 million for the three months ended November 30, 2021, compared to $111.9 million for the same period last year. Consolidated adjusted operating margin decreased 0.6 percentage points to 17.0% of consolidated net sales revenue for the three months ended November 30, 2021, compared to 17.6% for the same period last year.

•Net income decreased 10.1%, or $8.5 million, to $75.7 million for the three months ended November 30, 2021, compared to $84.2 million for the same period last year. Diluted EPS decreased 7.2% to $3.10 for the three months ended November 30, 2021, compared to $3.34 for the same period last year.

•Adjusted income decreased 4.4%, or $4.1 million, to $90.6 million for the three months ended November 30, 2021, compared to $94.8 million for the same period last year. Adjusted diluted EPS decreased 1.1% to $3.72 for the three months ended November 30, 2021, compared to $3.76 for the same period last year.

Year-To-Date Fiscal 2022 Financial Results

•Consolidated net sales revenue increased 3.3%, or $51.9 million, to $1,641.3 million for the nine months ended November 30, 2021, compared to $1,589.4 million for the same period last year.

•Consolidated operating income decreased 13.5%, or $34.8 million, to $222.2 million for the nine months ended November 30, 2021, compared to $257.0 million for the same period last year. Consolidated operating margin decreased 2.7 percentage points to 13.5% of consolidated net sales revenue for the nine months ended November 30, 2021, compared to 16.2% for the same period last year.

•Consolidated adjusted operating income decreased 3.1%, or $9.0 million, to $282.5 million for the nine months ended November 30, 2021, compared to $291.5 million for the same period last year. Consolidated adjusted operating margin decreased 1.1 percentage points to 17.2% of consolidated net sales revenue for the nine months ended November 30, 2021, compared to 18.3% for the same period last year.

•Net income decreased 20.6%, or $47.8 million, to $184.0 million for the nine months ended November 30, 2021, compared to $231.8 million for the same period last year. Diluted EPS decreased 17.7% to $7.52 for the nine months ended November 30, 2021, compared to $9.14 for the same period last year.

•Adjusted income decreased 5.5%, or $14.0 million, to $240.9 million for the nine months ended November 30, 2021, compared to $254.9 million for the same period last year. Adjusted diluted

`

EPS decreased 2.0% to $9.85 for the nine months ended November 30, 2021, compared to $10.05 for the same period last year.

Consolidated and Segment Net Sales Revenue

The following tables summarize the impact that Organic business and foreign currency had on our net sales revenue by segment:

	Three Months Ended November 30,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2021 sales revenue, net	$222,400	$250,158	$165,179	$637,737
Organic business	23,601	(46,595)	8,943	(14,051)
Impact of foreign currency	134	337	727	1,198
Change in sales revenue, net	23,735	(46,258)	9,670	(12,853)
Fiscal 2022 sales revenue, net	$246,135	$203,900	$174,849	$624,884

Total net sales revenue growth (decline)	10.7%	(18.5)%	5.9%	(2.0)%
Organic business	10.6%	(18.6)%	5.4%	(2.2)%
Impact of foreign currency	0.1%	0.1%	0.4%	0.2%

	Nine Months Ended November 30,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2021 sales revenue, net	$564,891	$661,568	$362,965	$1,589,424
Organic business	88,812	(116,302)	70,640	43,150
Impact of foreign currency	1,294	4,209	3,258	8,761
Change in sales revenue, net	90,106	(112,093)	73,898	51,911
Fiscal 2022 sales revenue, net	$654,997	$549,475	$436,863	$1,641,335

Total net sales revenue growth (decline)	16.0%	(16.9)%	20.4%	3.3%
Organic business	15.7%	(17.6)%	19.5%	2.7%
Impact of foreign currency	0.2%	0.6%	0.9%	0.6%

In the above tables, Organic business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand was acquired, excluding the impact that foreign currency remeasurement had on reported net sales revenue. Net sales revenue from internally developed brands or product lines is considered Organic business activity.

We define Core business as strategic business that we expect to be an ongoing part of our operations, and Non-Core business as business or net assets (including net assets held for sale) that we expect to divest within a year of its designation as Non-Core. During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Personal Care business. As a result, sales from our Personal Care business are included in Non-Core business for all periods presented. On June 7, 2021, we completed the sale of our North America Personal Care business. Sales from our Latin America and Caribbean Personal Care businesses continue to be included in Non-Core business for all periods presented as the related net assets continue to be classified as held for sale.

`

The following tables summarize the impact that Core business and Non-Core (Personal Care) business had on our net sales revenue by segment:

	Three Months Ended November 30,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2021 sales revenue, net	$222,400	$250,158	$165,179	$637,737
Core business	23,735	(46,258)	25,266	2,743
Non-Core business (Personal Care)	—	—	(15,596)	(15,596)
Change in sales revenue, net	23,735	(46,258)	9,670	(12,853)
Fiscal 2022 sales revenue, net	$246,135	$203,900	$174,849	$624,884

Total net sales revenue growth (decline)	10.7%	(18.5)%	5.9%	(2.0)%
Core business	10.7%	(18.5)%	15.3%	0.4%
Non-Core business (Personal Care)	—%	—%	(9.4)%	(2.4)%

	Nine Months Ended November 30,
(in thousands)	Housewares	Health & Home	Beauty	Total
Fiscal 2021 sales revenue, net	$564,891	$661,568	$362,965	$1,589,424
Core business	90,106	(112,093)	106,090	84,103
Non-Core business (Personal Care)	—	—	(32,192)	(32,192)
Change in sales revenue, net	90,106	(112,093)	73,898	51,911
Fiscal 2022 sales revenue, net	$654,997	$549,475	$436,863	$1,641,335

Total net sales revenue growth (decline)	16.0%	(16.9)%	20.4%	3.3%
Core business	16.0%	(16.9)%	29.2%	5.3%
Non-Core business (Personal Care)	—%	—%	(8.9)%	(2.0)%

Leadership Brand and Other Net Sales Revenue

The following tables summarize our Leadership Brand and other net sales revenue:

	Three Months Ended November 30,
(in thousands)	2021	2020	$ Change	% Change
Leadership Brand sales revenue, net	$506,982	$508,210	$(1,228)	(0.2)%
All other sales revenue, net	117,902	129,527	(11,625)	(9.0)%
Total sales revenue, net	$624,884	$637,737	$(12,853)	(2.0)%

	Nine Months Ended November 30,
(in thousands)	2021	2020	$ Change	% Change
Leadership Brand sales revenue, net	$1,329,858	$1,288,614	$41,244	3.2%
All other sales revenue, net	311,477	300,810	10,667	3.5%
Total sales revenue, net	$1,641,335	$1,589,424	$51,911	3.3%

Consolidated Net Sales Revenue

Comparison of Third Quarter Fiscal 2022 to Third Quarter Fiscal 2021
Consolidated net sales revenue decreased $12.9 million, or 2.0%, to $624.9 million, compared to $637.7 million. The decline was driven by a decrease from Organic business of $14.1 million, or 2.2%, primarily due to:
•a decrease in sales in our Health & Home segment as a result of the EPA packaging compliance matter and related stop shipment actions and stronger COVID-19 driven demand for healthcare

`

and healthy living products, primarily in thermometry and air filtration, in the comparative prior year period; and
•a net sales revenue decline in Non-Core business primarily due to the sale of our North America Personal Care business during the second quarter of fiscal 2022.

These factors were partially offset by:
•higher brick and mortar and online channel sales in our Beauty and Housewares segments due primarily to strong consumer demand, earlier than typical customer orders as retailers accelerated orders into the third quarter to try to avoid supply chain disruptions during the holiday season and the favorable comparative impact of COVID-19 reduced store traffic and a soft back to school season in the prior year period;
•the impact of customer price increases related to rising freight and product costs; and
•higher sales in the club and closeout channels.

Net sales revenue was also favorably impacted by net foreign currency fluctuations of approximately $1.2 million, or 0.2%.

Net sales revenue from our Leadership Brands was $507.0 million, compared to $508.2 million for the same period last year, representing a decline of 0.2%.

Comparison of First Nine Months of Fiscal 2022 to First Nine Months of Fiscal 2021
Consolidated net sales revenue increased $51.9 million, or 3.3%, to $1,641.3 million, compared to $1,589.4 million. Growth was driven by an increase from Organic business of $43.2 million, or 2.7%, primarily reflecting:
•higher brick and mortar and online channel sales in our Beauty and Housewares segments due primarily to strong consumer demand, the favorable comparative impact of COVID-19 related store closures, reduced store traffic and a soft back to school season in the prior year period, and earlier than typical customer orders as retailers accelerated orders into the third quarter to try to avoid supply chain disruptions during the holiday season;
•growth in consolidated international sales;
•higher sales in the club and closeout channels; and
•the favorable impact of orders that were not able to be shipped at the end of the fourth quarter of fiscal 2021 due to the impact of the late-February winter storm in the U.S. (“Winter Storm Uri”).

These factors were partially offset by:
•a decrease in sales in our Health & Home segment as a result of the EPA packaging compliance matter and related stop shipment actions and stronger COVID-19 driven demand for healthcare and healthy living products, primarily in thermometry and air filtration, in the comparative prior year period; and
•a net sales revenue decline in Non-Core business primarily due to the sale of our North America Personal Care business during the second quarter of fiscal 2022.

Net sales revenue was also favorably impacted by net foreign currency fluctuations of approximately $8.8 million, or 0.6%.
Net sales revenue from our Leadership Brands was $1,329.9 million, compared to $1,288.6 million for the same period last year, representing an increase of 3.2%.

`

Segment Net Sales Revenue

Housewares

Comparison of Third Quarter Fiscal 2022 to Third Quarter Fiscal 2021
Net sales revenue increased $23.7 million, or 10.7%, to $246.1 million, compared to $222.4 million. Growth was driven by an increase from Organic business of $23.6 million, or 10.6%, primarily due to:
•higher brick and mortar and online channel sales driven by strong consumer demand, earlier than typical customer orders as retailers accelerated orders into the third quarter to try to avoid supply chain disruptions during the holiday season and the favorable comparative impact of COVID-19 reduced store traffic and a soft back to school season in the prior year period;
•the impact of customer price increases related to rising freight and product costs;
•higher sales in the club and closeout channels; and
•growth in international sales.

Net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $0.1 million, or 0.1%.

Comparison of First Nine Months of Fiscal 2022 to First Nine Months of Fiscal 2021
Net sales revenue increased $90.1 million, or 16.0%, to $655.0 million, compared to $564.9 million. Growth was driven by an increase from Organic business of $88.8 million, or 15.7%, primarily due to:
•higher brick and mortar and online channel sales driven by strong consumer demand, the favorable comparative impact of COVID-19 related store closures, reduced store traffic and a soft back to school season in the prior year period, and earlier than typical customer orders as retailers accelerated orders into the third quarter to try to avoid supply chain disruptions during the holiday season;
•growth in international sales;
•higher sales in the club and closeout channels; and
•the favorable impact of orders that were not able to be shipped at the end of the fourth quarter of fiscal 2021 due to Winter Storm Uri.

Net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $1.3 million, or 0.2%.

Health & Home

Comparison of Third Quarter Fiscal 2022 to Third Quarter Fiscal 2021
Net sales revenue decreased $46.3 million, or 18.5%, to $203.9 million, compared to $250.2 million. The decline was driven by a decrease from Organic business of $46.6 million, or 18.6%, primarily due to a decrease in sales due to stronger COVID-19 driven demand for healthcare and healthy living products, primarily in thermometry and air filtration, in the comparative prior year period and a decrease in sales of air filtration products as a result of the EPA packaging compliance matter.

These factors were partially offset by an increase in sales of humidification products and new product introductions.

Net sales revenue was also favorably impacted by net foreign currency fluctuations of approximately $0.3 million, or 0.1%.

`

Comparison of First Nine Months of Fiscal 2022 to First Nine Months of Fiscal 2021
Net sales revenue decreased $112.1 million, or 16.9%, to $549.5 million, compared to $661.6 million. The decline was driven by a decrease from Organic business of $116.3 million, or 17.6%, primarily due to:
•a decrease in both brick and mortar and online sales of air filtration, water filtration, and humidification products as a result of the EPA packaging compliance matter and related stop shipment actions;
•a decline in sales of thermometers and air filtration products due to stronger COVID-19 driven demand for healthcare and healthy living products in the comparative prior year period; and
•the unfavorable impact on sales of air filtration products driven by greater wildfire activity on the west coast of the U.S. in the comparative prior year period.

These factors were partially offset by an increase in sales of fans, heaters and new product introductions, as well as the favorable impact of orders that were not able to be shipped at the end of the fourth quarter of fiscal 2021 due to Winter Storm Uri.

Net sales revenue was also favorably impacted by net foreign currency fluctuations of approximately $4.2 million, or 0.6%.

Beauty

Comparison of Third Quarter Fiscal 2022 to Third Quarter Fiscal 2021
Net sales revenue increased $9.7 million, or 5.9%, to $174.8 million, compared to $165.2 million. The increase was driven by an increase from Organic business of $8.9 million, or 5.4%. The increase from Organic business primarily reflects higher appliance sales due to:
•higher brick and mortar and online channel sales driven by strong consumer demand, the favorable comparative impact of COVID-19 reduced store traffic in the prior year period, and earlier than typical customer orders as retailers accelerated orders into the third quarter to try to avoid supply chain disruptions during the holiday season;
•new product introductions;
•higher international sales; and
•expanded distribution primarily in the club channel.

These factors were partially offset by a decline in Non-Core business net sales revenue primarily due to the sale of the North America Personal Care business during the second quarter of fiscal 2022.

Net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $0.7 million, or 0.4%.

Comparison of First Nine Months of Fiscal 2022 to First Nine Months of Fiscal 2021
Net sales revenue increased $73.9 million, or 20.4%, to $436.9 million, compared to $363.0 million. The increase was driven by an increase from Organic business of $70.6 million, or 19.5%. The increase from Organic business primarily reflects:
•higher brick and mortar and online channel sales driven by strong consumer demand, the favorable comparative impact of COVID-19 related store closures and reduced store traffic in the prior year period, and earlier than typical customer orders as retailers accelerated orders into the third quarter to try to avoid supply chain disruptions during the holiday season;
•new product introductions;
•expanded distribution primarily in the club channel;
•the favorable comparative impact of constrained supply levels in the prior year period;
•higher international sales; and

`

•the favorable impact of orders that were not able to be shipped at the end of the fourth quarter of fiscal 2021 due to Winter Storm Uri.

These factors were partially offset by a decline in Non-Core business net sales revenue primarily due to the sale of the North America Personal Care business during the second quarter of fiscal 2022.

Net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $3.3 million, or 0.9%.

Consolidated Gross Profit Margin

Comparison of Third Quarter Fiscal 2022 to Third Quarter Fiscal 2021
Consolidated gross profit margin decreased 1.3 percentage points to 43.8%, compared to 45.1%. The decrease in consolidated gross profit margin was primarily due to:
•the net unfavorable impact of higher inbound freight expense and related customer price increases;
•EPA compliance costs recognized in cost of goods sold in the Health & Home segment of $0.3 million; and
•a less favorable channel mix within the Housewares segment.

These factors were partially offset by a more favorable product mix within the Housewares and Beauty segments and a favorable mix of more Housewares and Beauty sales within our consolidated net sales revenue.

Comparison of First Nine Months of Fiscal 2022 to First Nine Months of Fiscal 2021
Consolidated gross profit margin decreased 0.9 percentage points to 43.0%, compared to 43.9%. The decrease in consolidated gross profit margin was primarily due to:
•the unfavorable impact of higher inbound freight expense;
•EPA compliance costs recognized in cost of goods sold in the Health & Home segment of $13.8 million; and
•a less favorable channel mix within the Housewares segment.

These factors were partially offset by a more favorable product mix within the Beauty segment and a favorable mix of more Housewares and Beauty sales within our consolidated net sales revenue.

Consolidated SG&A

Comparison of Third Quarter Fiscal 2022 to Third Quarter Fiscal 2021
Consolidated SG&A ratio increased 0.1 percentage points to 29.4%, compared to 29.3%. The increase in the consolidated SG&A ratio was primarily due to:
•higher personnel expense;
•unfavorable operating leverage;
•higher distribution expense;
•EPA compliance costs of $4.6 million in the Health & Home segment; and
•higher acquisition-related expense in connection with the Osprey transaction.

These factors were partially offset by:
•lower royalty expense;
•reduced annual incentive compensation expense;
•lower marketing expense;
•lower amortization expense;
•a decrease in bad debt expense; and

`

•the favorable leverage impact of customer price increases related to rising freight and product costs.

Comparison of First Nine Months of Fiscal 2022 to First Nine Months of Fiscal 2021
Consolidated SG&A ratio increased 1.7 percentage points to 29.4%, compared to 27.7%. The increase in the consolidated SG&A ratio was primarily due to:
•the comparative impact of higher personnel and marketing expenses due to cost reduction initiatives in the prior year period related to the uncertainty of COVID-19;
•higher distribution expense;
•higher share-based compensation expense; and
•EPA compliance costs of $7.2 million in the Health & Home segment as a result of the EPA packaging compliance matter and related stop shipment actions.

These factors were partially offset by:
•reduced royalty expense;
•decreased annual incentive compensation expense;
•reduced amortization expense; and
•the favorable leverage impact of customer price increases related to rising freight and product costs.

Restructuring Charges

Comparison of Third Quarter Fiscal 2022 to Third Quarter Fiscal 2021
We incurred insignificant amounts of pre-tax restructuring costs under Project Refuel during the three month periods ended November 30, 2021 and 2020.

Comparison of First Nine Months of Fiscal 2022 to First Nine Months of Fiscal 2021
During both the nine months ended November 30, 2021 and 2020, we incurred $0.4 million of pre-tax restructuring costs under Project Refuel primarily related to employee severance and termination benefits. Restructuring costs incurred during the nine months ended November 30, 2020 also included contract termination costs.

`

Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment

In order to provide a better understanding of the comparative impact of certain items on our operating income, the tables that follow report the comparative pre-tax impact of acquisition-related expenses, EPA compliance costs, restructuring charges, amortization of intangible assets, and non-cash share-based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods presented below. Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended November 30, 2021
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$43,239	17.6%	$13,573	6.7%	$33,228	19.0%	$90,040	14.4%
Acquisition-related expenses	1,605	0.7%	—	—%	—	—%	1,605	0.3%
EPA compliance costs	—	—%	4,926	2.4%	—	—%	4,926	0.8%
Restructuring charges	—	—%	—	—%	5	—%	5	—%
Subtotal	44,844	18.2%	18,499	9.1%	33,233	19.0%	96,576	15.5%
Amortization of intangible assets	525	0.2%	572	0.3%	1,897	1.1%	2,994	0.5%
Non-cash share-based compensation	2,339	1.0%	2,717	1.3%	1,493	0.9%	6,549	1.0%
Adjusted operating income (non-GAAP)	$47,708	19.4%	$21,788	10.7%	$36,623	20.9%	$106,119	17.0%

	Three Months Ended November 30, 2020
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$37,658	16.9%	$30,478	12.2%	$32,573	19.7%	$100,709	15.8%
Restructuring charges	(12)	—%	—	—%	—	—%	(12)	—%
Subtotal	37,646	16.9%	30,478	12.2%	32,573	19.7%	100,697	15.8%
Amortization of intangible assets	523	0.2%	2,454	1.0%	1,524	1.0%	4,501	0.7%
Non-cash share-based compensation	2,712	1.2%	2,359	0.9%	1,668	1.0%	6,739	1.1%
Adjusted operating income (non-GAAP)	$40,881	18.4%	$35,291	14.1%	$35,765	21.7%	$111,937	17.6%

	Nine Months Ended November 30, 2021
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$112,303	17.1%	$29,616	5.4%	$80,247	18.4%	$222,166	13.5%
Acquisition-related expenses	1,605	0.2%	—	—%	—	—%	1,605	0.1%
EPA compliance costs	—	—%	20,998	3.8%	—	—%	20,998	1.3%
Restructuring charges	369	0.1%	—	—%	11	—%	380	—%
Subtotal	114,277	17.4%	50,614	9.2%	80,258	18.4%	245,149	14.9%
Amortization of intangible assets	1,562	0.2%	1,709	0.3%	5,692	1.3%	8,963	0.5%
Non-cash share-based compensation	11,047	1.7%	10,229	1.9%	7,073	1.6%	28,349	1.7%
Adjusted operating income (non-GAAP)	$126,886	19.4%	$62,552	11.4%	$93,023	21.3%	$282,461	17.2%

`

	Nine Months Ended November 30, 2020
(In thousands)	Housewares		Health & Home		Beauty		Total
Operating income, as reported (GAAP)	$106,294	18.8%	$95,782	14.5%	$54,887	15.1%	$256,963	16.2%
Restructuring charges	251	—%	—	—%	104	—%	355	—%
Subtotal	106,545	18.9%	95,782	14.5%	54,991	15.2%	257,318	16.2%
Amortization of intangible assets	1,541	0.3%	7,415	1.1%	4,571	1.3%	13,527	0.9%
Non-cash share-based compensation	8,024	1.4%	7,166	1.1%	5,464	1.5%	20,654	1.3%
Adjusted operating income (non-GAAP)	$116,110	20.6%	$110,363	16.7%	$65,026	17.9%	$291,499	18.3%

Consolidated Operating Income

Comparison of Third Quarter Fiscal 2022 to Third Quarter Fiscal 2021
Consolidated operating income was $90.0 million, or 14.4% of net sales revenue, compared to $100.7 million, or 15.8% of net sales revenue. The 1.4 percentage point decrease in consolidated operating margin was primarily due to:
•the net unfavorable impact of higher inbound freight expense and related customer price increases;
•increased personnel expense;
•higher distribution expense;
•unfavorable operating leverage;
•EPA compliance costs of $4.9 million in the Health & Home segment;
•a less favorable channel mix within the Housewares segment; and
•higher acquisition-related expense in connection with the Osprey transaction.

These factors were partially offset by:
•a favorable product mix within the Housewares and Beauty segments and a favorable mix of more Housewares and Beauty sales within our consolidated net sales revenue;
•lower royalty expense;
•reduced annual incentive compensation expense;
•lower marketing expense;
•lower amortization expense; and
•a decrease in bad debt expense.

Consolidated adjusted operating income decreased 5.2% to $106.1 million, or 17.0% of net sales revenue, compared to $111.9 million, or 17.6% of net sales revenue.

Comparison of First Nine Months of Fiscal 2022 to First Nine Months of Fiscal 2021
Consolidated operating income was $222.2 million, or 13.5% of net sales revenue, compared to $257.0 million, or 16.2% of net sales revenue. The 2.7 percentage point decrease in consolidated operating margin was primarily due to:
•the comparative impact of higher personnel and marketing expenses due to cost reduction initiatives in the prior year period related to the uncertainty of COVID-19;
•higher inbound freight expense due to rising freight rates and container supply shortages;
•EPA compliance costs of $21.0 million in the Health & Home segment;
•increased distribution expense;
•a less favorable channel mix within the Housewares segment; and
•higher share-based compensation expense.

`

These factors were partially offset by:
•a favorable product mix within the Beauty segment and a favorable mix of more Housewares and Beauty sales within our consolidated net sales revenue;
•reduced royalty expense;
•decreased annual incentive compensation expense; and
•reduced amortization expense.

Consolidated adjusted operating income decreased 3.1% to $282.5 million, or 17.2% of net sales revenue, compared to $291.5 million, or 18.3% of net sales revenue.

Housewares

Comparison of Third Quarter Fiscal 2022 to Third Quarter Fiscal 2021
Operating income was $43.2 million, or 17.6% of segment net sales revenue, compared to $37.7 million, or 16.9% of segment net sales revenue. The 0.7 percentage point increase in segment operating margin was primarily due to:
•favorable operating leverage;
•favorable product mix; and
•reduced annual incentive compensation expense.

These factors were partially offset by:
•the net unfavorable impact of higher inbound freight expense and related customer price increases;
•a less favorable channel mix;
•an increase in marketing expense; and
•higher acquisition-related expense in connection with the Osprey transaction.

Adjusted operating income increased 16.7% to $47.7 million, or 19.4% of segment net sales revenue, compared to $40.9 million, or 18.4% of segment net sales revenue.

Comparison of First Nine Months of Fiscal 2022 to First Nine Months of Fiscal 2021
Operating income was $112.3 million, or 17.1% of segment net sales revenue, compared to $106.3 million, or 18.8% of segment net sales revenue. The 1.7 percentage point decrease in segment operating margin was primarily due to:
•a less favorable channel mix;
•the unfavorable impact of higher inbound freight expense;
•an increase in marketing expense;
•higher share-based compensation expense; and
•higher distribution expense.

These factors were partially offset by favorable operating leverage.

Adjusted operating income increased 9.3% to $126.9 million, or 19.4% of segment net sales revenue, compared to $116.1 million, or 20.6% of segment net sales revenue.

`

Health & Home

Comparison of Third Quarter Fiscal 2022 to Third Quarter Fiscal 2021
Operating income was $13.6 million, or 6.7% of segment net sales revenue, compared to $30.5 million, or 12.2% of segment net sales revenue. The 5.5 percentage point decrease in segment operating margin was primarily due to:
•unfavorable operating leverage;
•the net unfavorable impact of higher inbound ocean freight expense and related customer price increases;
•EPA compliance costs of $4.9 million;
•higher distribution expense; and
•increase in inventory obsolescence expense.

These factors were partially offset by:
•a decrease in marketing expenses;
•lower inbound air freight expense;
•reduced amortization expense; and
•decreased annual incentive compensation expense.

Adjusted operating income decreased 38.3% to $21.8 million, or 10.7% of segment net sales revenue, compared to $35.3 million, or 14.1% of segment net sales revenue.

Comparison of First Nine Months of Fiscal 2022 to First Nine Months of Fiscal 2021
Operating income was $29.6 million, or 5.4% of segment net sales revenue, compared to $95.8 million, or 14.5% of segment net sales revenue. The 9.1 percentage point decrease in segment operating margin was primarily due to:
•unfavorable operating leverage;
•the unfavorable impact of higher inbound ocean freight expense;
•EPA compliance costs of $21.0 million;
•higher personnel expense;
•increased distribution expense;
•increase in inventory obsolescence expense; and
•higher share-based compensation expense.

These factors were partially offset by:
•a decrease in marketing expenses;
•lower inbound air freight expense;
•the favorable comparative impact of tariff exclusion refunds received in fiscal 2022;
•reduced amortization expense; and
•decreased annual incentive compensation expense.

Adjusted operating income decreased 43.3% to $62.6 million, or 11.4% of segment net sales revenue, compared to $110.4 million, or 16.7% of segment net sales revenue.

`

Beauty

Comparison of Third Quarter Fiscal 2022 to Third Quarter Fiscal 2021
Operating income was $33.2 million, or 19.0% of segment net sales revenue, compared to $32.6 million, or 19.7% of segment net sales revenue. The 0.7 percentage point decrease in segment operating margin was primarily due to:
•the net unfavorable impact of higher inbound freight expense and related customer price increases;
•higher marketing expense;
•an increase in personnel expense; and
•the unfavorable impact of foreign currency exchange fluctuations.

These factors were partially offset by:
•a more favorable product mix;
•reduced royalty expense as a result of the amended Revlon trademark license;
•a decrease in outbound freight costs;
•lower bad debt expense;
•lower inventory obsolescence expense; and
•favorable operating leverage.

Adjusted operating income increased 2.4% to $36.6 million, or 20.9% of segment net sales revenue, compared to $35.8 million, or 21.7% of segment net sales revenue.

Comparison of First Nine Months of Fiscal 2022 to First Nine Months of Fiscal 2021
Operating income was $80.2 million, or 18.4% of segment net sales revenue, compared to $54.9 million, or 15.1% of segment net sales revenue. The 3.3 percentage point increase in segment operating margin was primarily due to:
•favorable operating leverage;
•a more favorable product mix;
•reduced royalty expense as a result of the amended Revlon trademark license;
•lower inventory obsolescence expense;
•a decrease in outbound freight costs; and
•a decrease in bad debt expense.

These factors were partially offset by:
•increased marketing expense;
•the unfavorable impact of higher inbound freight expense;
•higher personnel expense;
•higher share-based compensation expense; and
•the unfavorable impact of foreign currency exchange fluctuations.

Adjusted operating income increased 43.1% to $93.0 million, or 21.3% of segment net sales revenue, compared to $65.0 million, or 17.9% of segment net sales revenue.

`

Interest Expense

Comparison of Third Quarter Fiscal 2022 to Third Quarter Fiscal 2021
Interest expense was $3.2 million, compared to $2.9 million. The increase in interest expense was primarily due to higher average levels of debt outstanding and higher average interest rates compared to the same period last year.

Comparison of First Nine Months of Fiscal 2022 to First Nine Months of Fiscal 2021
Interest expense was $9.5 million, compared to $9.6 million. The decrease in interest expense was primarily due to lower average interest rates, partially offset by higher average levels of debt outstanding compared to the same period last year.

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

For the three months ended November 30, 2021, income tax expense as a percentage of income before income tax was 12.9% compared to 14.0% for the same period last year. The year-over-year decrease in the effective tax rate is primarily due to increases in liabilities related to uncertain tax positions in the prior year period, partially offset by shifts in the mix of income in our various tax jurisdictions. For the nine months ended November 30, 2021, income tax expense as a percentage of income before income tax was 13.6% compared to 6.5% for the same period last year, primarily due to the mix of income in our various tax jurisdictions and the benefit of the CARES Act in fiscal 2021, partially offset by the favorable comparative impact of increases in liabilities related to uncertain tax positions in the prior year period.

`

Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP)

In order to provide a better understanding of the impact of certain items on our income and diluted EPS, the tables that follow report the comparative after-tax impact of acquisition-related expenses, EPA compliance costs, restructuring charges, tax reform, amortization of intangible assets, and non-cash share-based compensation, as applicable, on income and diluted EPS for the periods presented below. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended November 30, 2021
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$86,886	$11,203	$75,683	$3.56	$0.46	$3.10
Acquisition-related expenses	1,605	58	1,547	0.07	—	0.06
EPA compliance costs	4,926	74	4,852	0.20	—	0.20
Restructuring charges	5	—	5	—	—	—
Subtotal	93,422	11,335	82,087	3.83	0.46	3.36
Amortization of intangible assets	2,994	197	2,797	0.12	0.01	0.11
Non-cash share-based compensation	6,549	784	5,765	0.27	0.03	0.24
Adjusted (non-GAAP)	$102,965	$12,316	$90,649	$4.22	$0.50	$3.72

Weighted average shares of common stock used in computing diluted EPS						24,399

	Three Months Ended November 30, 2020
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$97,876	$13,721	$84,155	$3.89	$0.55	$3.34
Restructuring charges	(12)	—	(12)	—	—	—
Subtotal	97,864	13,721	84,143	3.89	0.55	3.34
Amortization of intangible assets	4,501	204	4,297	0.18	0.01	0.17
Non-cash share-based compensation	6,739	403	6,336	0.27	0.02	0.25
Adjusted (non-GAAP)	$109,104	$14,328	$94,776	$4.33	$0.57	$3.76

Weighted average shares of common stock used in computing diluted EPS						25,192

`

	Nine Months Ended November 30, 2021
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$212,843	$28,873	$183,970	$8.70	$1.18	$7.52
Acquisition-related expenses	1,605	58	1,547	0.07	—	0.06
EPA compliance costs	20,998	315	20,683	0.86	0.01	0.85
Restructuring charges	380	6	374	0.02	—	0.02
Subtotal	235,826	29,252	206,574	9.64	1.20	8.45
Amortization of intangible assets	8,963	603	8,360	0.37	0.02	0.34
Non-cash share-based compensation	28,349	2,355	25,994	1.16	0.10	1.06
Adjusted (non-GAAP)	$273,138	$32,210	$240,928	$11.17	$1.32	$9.85

Weighted average shares of common stock used in computing diluted EPS						24,461

	Nine Months Ended November 30, 2020
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$247,835	$16,061	$231,774	$9.78	$0.63	$9.14
Restructuring charges	355	2	353	0.01	—	0.01
Tax reform	—	9,357	(9,357)	—	0.37	(0.37)
Subtotal	248,190	25,420	222,770	9.79	1.00	8.79
Amortization of intangible assets	13,527	651	12,876	0.53	0.03	0.51
Non-cash share-based compensation	20,654	1,406	19,248	0.82	0.06	0.76
Adjusted (non-GAAP)	$282,371	$27,477	$254,894	$11.14	$1.08	$10.05

Weighted average shares of common stock used in computing diluted EPS						25,350

Comparison of Third Quarter Fiscal 2022 to Third Quarter Fiscal 2021
Net Income was $75.7 million, compared to $84.2 million. Diluted EPS was $3.10, compared to $3.34. Diluted EPS decreased primarily due to lower operating income in the Health & Home segment and higher interest expense, partially offset by higher operating income in the Housewares and Beauty segments, a decrease in the effective income tax rate and lower weighted average diluted shares outstanding.

Adjusted income decreased $4.1 million, or 4.4%, to $90.6 million, compared to $94.8 million. Adjusted diluted EPS decreased 1.1% to $3.72, compared to $3.76.

Comparison of First Nine Months of Fiscal 2022 to First Nine Months of Fiscal 2021
Net Income was $184.0 million, compared to $231.8 million. Diluted EPS was $7.52, compared to $9.14. Diluted EPS decreased primarily due to lower operating income in the Health & Home segment and a higher effective income tax rate primarily due to the tax reform benefit recognized in the prior year period, partially offset by higher operating income in the Housewares and Beauty segments and lower weighted average diluted shares outstanding.

Adjusted income decreased $14.0 million, or 5.5%, to $240.9 million, compared to $254.9 million. Adjusted diluted EPS decreased 2.0% to $9.85, compared to $10.05.

`

Financial Condition, Liquidity and Capital Resources

Selected measures of our liquidity and capital resources are shown for the periods below:

	Nine Months Ended November 30,
	2021	2020
Accounts receivable turnover (days) (1)	76.4	70.0
Inventory turnover (times) (1)	2.3	3.6
Working capital (in thousands)	$539,681	$491,563
Current ratio	1.9:1	1.8:1
Ending debt to ending equity ratio	33.0%	36.4%
Return on average equity (1)	16.4%	18.9%
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

We principally rely on our cash flow from operations and borrowings under our Credit Agreement (as defined below) to finance our operations, capital and intangible asset expenditures, acquisitions and share repurchases. Historically, our principal uses of cash to fund our operations have included operating expenses, primarily SG&A, and working capital, predominantly for inventory purchases and the extension of credit to our retail customers. We have been able to typically generate positive cash flow from operations sufficient to fund our operating activities. In the past, we have utilized a combination of available cash and existing, or additional, sources of financing to fund strategic acquisitions, share repurchases and capital investments. We had $44.3 million in cash and cash equivalents at November 30, 2021. As of November 30, 2021, the amount of cash and cash equivalents held by our foreign subsidiaries was $23.9 million. We have no existing activities involving special purpose entities or off-balance sheet financing.

Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements.

We continue to evaluate acquisition opportunities on a regular basis. We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition. Subsequent to the end of our third quarter of fiscal 2022, we completed the acquisition of Osprey, which was funded with cash on hand and a $435.0 million borrowing under our existing revolving credit facility. For additional information, see Note 16 to the accompanying condensed consolidated financial statements.

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

`

Operating Activities

Operating activities used net cash of $5.1 million for the nine months ended November 30, 2021, compared to net cash provided of $249.7 million for the same period last year. The decrease in cash provided by operating activities was primarily driven by a decrease in cash earnings and increases in cash used for accounts payable primarily for inventory purchases, incentive compensation payments and tax withholding settlements, partially offset by an increase in accrued income taxes.

Investing Activities

Investing activities provided net cash of $8.5 million during the nine months ended November 30, 2021, compared to net cash used of $19.4 million for the same period last year. The increase in cash provided by investing activities was primarily due to proceeds received from the sale of our North America Personal Care business in the second quarter of fiscal 2022 and sale of property and equipment, partially offset by an increase in capital and intangible asset expenditures. We made investments in capital and intangible asset expenditures of $41.5 million during the nine months ended November 30, 2021, compared to $19.4 million for the same period last year. The increase in capital and intangible asset expenditures was primarily for land and initial construction expenditures related to a new 2 million square foot distribution center for our Housewares segment. Capital and intangible asset expenditures during both periods also included expenditures for tools, molds, and other production equipment and computer, software, furniture and other equipment.

Financing Activities

Financing activities used net cash of $4.2 million during the nine months ended November 30, 2021, compared to net cash used of $98.1 million for the same period last year. The decrease in cash used by financing activities is primarily due to a decrease in open market repurchases of common stock.

Credit and Other Debt Agreements

Credit Agreement

We have a credit agreement (the "Credit Agreement") with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1.25 billion. As of November 30, 2021, the outstanding revolving loan principal balance was $434.0 million (excluding prepaid financing fees), the balance of outstanding letters of credit was $32.7 million and the amount available for borrowings was $783.3 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of November 30, 2021, these covenants effectively limited our ability to incur more than $735.8 million of additional debt from all sources, including the Credit Agreement, or $783.3 million in the event a qualified acquisition is consummated.

Subsequent to the end of our third quarter of fiscal 2022, we borrowed $435.0 million under our Credit Agreement in connection with the acquisition of Osprey. The proceeds of the borrowing and cash on hand were used to pay all of the cash consideration payable for the acquisition, including amounts for cash acquired. After giving effect to the borrowing, as of December 29, 2021, the remaining amount available for borrowings under our Credit Agreement was $351.8 million. As of December 29, 2021, covenants in the Credit Agreement did not limit our ability to incur $351.8 million of additional debt under the Credit Agreement.

`

Other Debt Agreements

As of November 30, 2021, we have an aggregate principal balance of $16.7 million (excluding prepaid financing fees) under an unsecured loan agreement with the Mississippi Business Finance Corporation.

As of November 30, 2021, there have been no material changes to the information provided in our Form 10-K.

New Accounting Guidance

For information on recently adopted and issued accounting pronouncements, see Note 2 to the accompanying condensed consolidated financial statements.

Information Regarding Forward-Looking Statements

Certain written and oral statements may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this report, in other filings with the SEC, in press releases, and in certain other oral and written presentations. Generally, the words “anticipates”, “believes”, “expects”, “plans”, “may”, “will”, “would”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “currently”, “continue”, “intends”, “outlook”, “could”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that may occur in the future, including statements related to sales, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct. Forward-looking statements are subject to risks that could cause them to differ materially from actual results. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We believe that these risks include but are not limited to the risks described in this report and that are otherwise described from time to time in our SEC reports as filed. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

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
•expectations regarding recent acquisitions (including Osprey) and any future acquisitions or divestitures, including our ability to realize related synergies along with our ability to effectively integrate acquired businesses or disaggregate divested businesses;
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

`

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

`

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended November 30, 2021. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of November 30, 2021, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during our fiscal quarter ended November 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described below.

EPA Regulatory Matter

In our quarterly report on Form 10-Q for our first quarter of fiscal 2022, we disclosed that we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Health & Home segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, on May 27, 2021, we voluntarily implemented a temporary stop shipment action across this line of products in the U.S. while we worked with the EPA towards an expedient resolution. In July 2021, the EPA approved modest changes to our labeling claims on packaging of existing water filtration products, which we implemented, and subsequently began shipping in limited quantities during the second quarter of fiscal 2022. The shipping volume for these products has continued to increase and, in September 2021, we returned to a more normalized level of shipping activity. In August 2021, the EPA approved changes to our air filtration packaging and we implemented a repackaging plan. We began shipping limited quantities of the impacted products at the end of August 2021 and returned to a more normalized level of shipping activity in November 2021. We have also resolved the majority of the packaging compliance concerns on the limited subset of humidifier products and do not expect them to have a material impact on our consolidated financial results. Our consolidated and Health & Home segment’s net sales revenue, gross profit and operating income for the nine months ended November 30, 2021, have been materially and adversely impacted by the stop shipment actions and the time needed to execute repackaging plans after changes were approved by the EPA. While we have resumed normalized levels of shipping of the affected inventory, we are still in process of repackaging our existing inventory of affected products. If we are not able to execute our repackaging plans on schedule to meet demand, our net sales revenue, gross

`

profit and operating income could continue to be materially and adversely impacted. At this time, we are not aware of any fines or penalties related to this matter imposed against us by the EPA. While we do not anticipate material fines or penalties, there can be no assurances that such fines or penalties will not be imposed.

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

In our quarterly report on Form 10-Q for our first quarter of fiscal 2022, we disclosed that we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Health & Home segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, on May 27, 2021, we voluntarily implemented a temporary stop shipment action across this line of products in the U.S. while we worked with the EPA towards an expedient resolution. In July 2021, the EPA approved modest changes to our labeling claims on packaging of existing water filtration products, which we implemented, and subsequently began shipping in limited quantities during the second quarter of fiscal 2022. The shipping volume for these products has continued to increase and, in September 2021, we returned to a more normalized level of shipping activity. In August 2021, the EPA approved changes to our air filtration packaging and we implemented a repackaging plan. We began shipping limited quantities of the impacted products at the end of August 2021 and returned to a more normalized level of shipping activity in November 2021. We have also resolved the majority of the packaging compliance concerns on the limited subset of humidifier products and do not expect them to have a material impact on our consolidated financial results. Our consolidated and Health & Home segment’s net sales revenue, gross profit and operating income for the nine months ended November 30, 2021, have been materially and

`

adversely impacted by the stop shipment actions and the time needed to execute repackaging plans after changes were approved by the EPA. While we have resumed normalized levels of shipping of the affected inventory, we are still in process of repackaging our existing inventory of affected products. If we are not able to execute our repackaging plans on schedule to meet demand, our net sales revenue, gross profit and operating income could continue to be materially and adversely impacted. The extent to which net sales revenue, gross profit and operating income could be impacted will primarily depend on product demand and the duration of time required to repackage the affected inventory. In addition, our net sales revenue could be materially and adversely impacted by customer returns, an increase in sales discounts and allowances and by the potential impact of distribution losses at certain retailers. There can also be no assurance that fines or penalties will not be imposed by the EPA.

During the first quarter of fiscal 2022, we recorded a $13.1 million charge to cost of goods sold to write-off the obsolete packaging for the affected products in our inventory on-hand and in-transit as of the end of the first quarter of fiscal 2022. During the second and third quarters of fiscal 2022, we incurred additional compliance costs of $3.0 million and $4.9 million, respectively, comprised of incremental warehouse storage costs and legal fees of $2.6 million and $4.6 million, respectively, which were recognized in SG&A, and storage and obsolete packaging charges from vendors of $0.4 million and $0.3 million, respectively, which were recognized in cost of goods sold. In addition, during the second and third quarters of fiscal 2022, we incurred and capitalized into inventory costs to repackage a portion of our existing inventory of the affected products and expect to continue to incur and capitalize such costs as we continue to repackage the remainder of the inventory during the fourth quarter of fiscal 2022. We also expect to incur additional compliance costs, which may include incremental freight, warehouse storage costs, charges from vendors, and legal fees, among other things. Such potential incremental EPA compliance costs will be expensed as incurred and could materially and adversely impact our consolidated and Heath & Home segment's gross profit and operating income. The consequences of the compliance requirements and other matters pertaining to our discussions with the EPA are inherently uncertain. Accordingly, additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. As a result, our business, results of operations and financial condition could be adversely and materially impacted in ways that we are not able to predict today. For additional information refer to Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “EPA Compliance Costs” in this Form 10-Q.

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

`

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
September 1 to September 30, 2021	5,557	$239.19	5,557	$498,671
October 1 to October 31, 2021	6,036	229.28	6,036	497,287
November 1 to November 30, 2021	466	247.75	466	497,171
Total	12,059	$234.56	12,059

(1)The number of shares includes shares of common stock acquired from employees who tendered shares to: (i) satisfy the tax withholding on equity awards as part of our long-term incentive plans or (ii) satisfy the exercise price on stock option exercises. For the three months ended November 30, 2021, there were no common stock open market purchases.

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 30, 2021, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.

		104	Cover Page, Interactive Data File formatted in iXBRL and contained in Exhibit 101.

* Filed herewith.

** Furnished herewith.

`

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	January 7, 2022	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date:	January 7, 2022	/s/ Matthew J. Osberg
Matthew J. Osberg
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer