Form 10-K
period 2022-02-28
HELEN OF TROY LTD
filed 2022-04-28
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of August 31, 2021, based upon the closing price of the common shares as reported by The NASDAQ Global Select Market on such date, was approximately $5,726.4 million.
As of April 21, 2022, there were 23,841,808 common shares, $0.10 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2022 Annual General Meeting of Shareholders to be filed within one hundred and twenty days of the fiscal year ended February 28, 2022 (2022 Proxy Statement) are incorporated by reference into Part III of this report to the extent described herein.

EXPLANATORY NOTE

In this Annual Report on Form 10-K (the “Annual Report”), which includes the accompanying consolidated financial statements and notes, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. We refer to our common shares, par value $0.10 per share, as “common stock.” References to “EMEA” refer to the combined geographic markets of Europe, the Middle East and Africa. We use product and service names in this Annual Report for identification purposes only and they may be protected in the United States and other jurisdictions by trademarks, trade names, service marks, and other intellectual property rights of ours and other parties. The absence of a specific attribution in connection with any such mark does not constitute a waiver of any such right. All trademarks, trade names, service marks, and logos referenced herein belong to their respective owners. References to “fiscal” in connection with a numeric year number denotes our fiscal year ending on the last day of February, during the year number listed. References to “the FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to accounting principles generally accepted in the United States of America (the “U.S.”). References to “ASU” refer to the codification of GAAP in the Accounting Standards Updates issued by the FASB. References to “ASC” refer to the codification of GAAP in the Accounting Standards Codification issued by the FASB.

PART I

Item 1. Business

Our Company

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. We have built leading market positions through new product innovation, product quality and competitive pricing. We go to market under a number of brands, some of which are licensed. Our Leadership Brands are brands which have number-one or number-two positions in their respective categories and include the OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools and Drybar brands.

Segment Information

In the fourth quarter of fiscal 2022, we changed the names of two of our segments to align with the growth in certain product offerings and brands within our portfolio. Our previously named “Housewares” segment was changed to “Home & Outdoor,” and our previously named “Health & Home” segment was changed to “Health & Wellness.” There were no changes to the products or brands included within the segments as part of these name changes. The Osprey brand and products were added to the Home & Outdoor segment upon the completion of the acquisition of Osprey Packs, Inc. ("Osprey") discussed further below.

We currently operate in three business segments:
•Home & Outdoor: Provides a broad range of innovative consumer products for home activities such as food preparation, cooking, cleaning, and organization; as well as products for outdoor and on the go activities such as hydration, food storage, backpacks, and travel gear. This segment sells primarily to retailers as well as through our direct-to-consumer channel.
•Health & Wellness: Provides health and wellness products including healthcare devices, thermometers, water and air filtration systems, humidifiers, and fans. Sales for the segment are primarily to retailers and distributors with some direct-to-consumer channel sales.
•Beauty: Provides mass and prestige market beauty appliances including hair styling appliances, grooming tools, decorative hair accessories, and prestige market liquid-based hair and personal care products. This segment sells primarily to retailers, beauty supply wholesalers and through our direct- to- consumer channel.

For more segment and geographic information concerning our net sales revenue, long-lived assets and operating income, refer to Note 18 to the accompanying consolidated financial statements.

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

Fiscal 2020 began Phase II of our transformation, which was designed to drive the next five years of progress. The long-term objectives of Phase II include improved organic sales growth, continued margin expansion, and strategic and effective capital deployment. Phase II includes continued investment in our

Leadership Brands, with a focus on growing them through consumer-centric innovation, expanding them more aggressively outside the U.S., and adding new brands through acquisition. We are building further shared service capability and operating efficiency, as well as focusing on attracting, retaining, unifying and training the best people. Additionally, we are continuing to enhance and consolidate our Environmental, Social and Governance (“ESG”) efforts and accelerate programs related to Diversity, Equity, and Inclusion (“DE&I”) to support our Phase II transformation. See further discussion below of our initiatives in these areas.

Consistent with our strategy of focusing resources on our Leadership Brands, during the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Beauty segment's mass channel personal care business, which included liquid, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium (“Personal Care”). On June 7, 2021, we completed the sale of our North America Personal Care business to HRB Brands LLC, for $44.7 million in cash and recognized a gain on the sale in selling, general and administrative expense (“SG&A”) totaling $0.5 million. Subsequent to our fiscal 2022 year end, on March 25, 2022, we completed the sale of the Latin America and Caribbean Personal Care businesses to HRB Brands LLC, for $1.8 million in cash. The net assets sold included intangible assets, inventory, certain net trade receivables, fixed assets and certain accrued sales discounts and allowances relating to our Personal Care business. Accordingly, we continued to classify the identified net assets of the Latin America and Caribbean Personal Care businesses as held for sale in our fiscal 2022 consolidated balance sheet.

Subsequent to our fiscal 2022 year end, on April 22, 2022, we completed the acquisition of Recipe Products Ltd., a producer of innovative prestige hair care products for all types of curly and wavy hair under the Curlsmith brand (“Curlsmith”). The total purchase consideration, net of cash acquired, was $150.0 million in cash, subject to certain customary closing adjustments. The acquisition was funded with cash on hand and borrowings under our existing revolving credit facility.

On December 29, 2021, we completed the acquisition of Osprey, a longtime U.S. leader in technical and everyday packs, for $410.9 million in cash, net of a preliminary closing net working capital adjustment and cash acquired. Osprey is highly respected in the outdoor industry with a product lineup that includes a wide range of backpacks and daypacks for hiking, mountaineering, skiing, climbing, mountain biking, trail running, commuting, and school, as well as rugged adventure travel packs, wheeled luggage, and travel accessories. The acquisition of Osprey complements our outdoor platform, accelerates our international strategy and adds a 9th Leadership Brand to the Company.

On January 23, 2020, we completed the acquisition of Drybar Products LLC (“Drybar Products”), for approximately $255.9 million in cash. Drybar is an innovative, trend-setting prestige hair care and styling brand in the multibillion-dollar beauty industry.

Our Products

The following table summarizes the types of products we sell by business segment:

Segment	Product Category	Primary Products
Home & Outdoor	Food Preparation and Storage	Food preparation tools and gadgets, food storage containers and storage and organization products
	Coffee and Tea	Coffee makers, grinders, manual pour overs and tea kettles
	Cleaning and Bath	Household cleaning products, shower organization and bathroom accessories
	Infant and Toddler	Feeding and drinking products, child seating, cleaning tools and nursery accessories
	Hot and Cold Beverage Containers and Food Transport and Storage Solutions	Insulated hydration bottles, hydration packs, drinkware, mugs, food containers, lunch containers, insulated totes, soft coolers and accessories
	Backpacks and Gear	Technical and outdoor sports packs, hydration packs, travel packs, luggage, daypacks and everyday packs
Health & Wellness	Healthcare	Thermometers, blood pressure monitors, pulse oximeters, nasal aspirators and humidifiers
	Wellness	Faucet mount water filtration systems and pitcher-based water filtration systems, air purifiers, heaters, and fans
Beauty	Appliances and Accessories	Mass, professional and prestige market hair appliances, grooming brushes, tools and decorative hair accessories
	Personal and Hair Care (1)	Prestige market shampoos, liquid hair styling products, treatments and conditioners

(1)During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Personal Care business, which included our mass channel liquid, powder and aerosol products. During fiscal 2022, we completed the sale of our North America Personal Care business. We continued to classify the identified net assets of the Latin America and Caribbean Personal Care businesses as held for sale. Subsequent to our fiscal 2022 year end, on March 25, 2022, we completed the sale of the Latin America and Caribbean Personal Care businesses. For additional information see Note 4 to the accompanying consolidated financial statements.

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

The Beauty and Health & Wellness segments rely on the continued use of trademarks licensed under various agreements for a substantial portion of their net sales revenue. New product introductions under licensed trademarks require approval from the respective licensors. The licensors must also approve the product packaging. Some of our license agreements require us to pay minimum royalties.

During fiscal 2022, we sold our Pert, Sure and Infusium trademarks in connection with the sale of our North America Personal Care business. Subsequent to our fiscal 2022 year end, on March 25, 2022, we sold our Brut trademark in connection with the sale of our Latin America and Caribbean Personal Care businesses.

The following table lists our key trademarks by segment:

Segment	Owned	Licensed
Home & Outdoor	OXO, Good Grips, Hydro Flask, Soft Works, OXO tot, OXO Brew, OXO Strive, OXO Outdoor, Osprey
Health & Wellness	PUR	Honeywell, Braun, Vicks
Beauty	Drybar, Hot Tools	Revlon, Bed Head

Patents and Other Intellectual Property

We maintain utility and design patents in the U.S. and several foreign countries. We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.

Sales and Marketing

We currently market our products in over 95 countries throughout the world. Sales within the U.S. comprised approximately 78% of total net sales revenue in fiscal 2022 and 79% of total net sales revenue in both fiscal 2021 and 2020. Our segments primarily sell their products through mass merchandisers, drugstore chains, warehouse clubs, home improvement stores, grocery stores, specialty stores, beauty supply retailers, e-commerce retailers, wholesalers, and various types of distributors, as well as directly to consumers. We collaborate extensively with our retail customers and, in many instances, produce specific versions of our product lines with exclusive designs and packaging for their stores, which are appropriately priced for their respective customer bases. We market products principally through the use of outside sales representatives and our own internal sales staff, supported by our internal marketing, category management, engineering, creative services, and customer and consumer service staff. These groups work closely together to develop pricing and distribution strategies, to design packaging and to help develop product line extensions and new products.

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

Manufacturing and Distribution

We contract with unaffiliated manufacturers, primarily in China, Mexico and Vietnam, to manufacture a significant portion of our finished goods for the Home & Outdoor and Health & Wellness segments and our Beauty appliances and accessories product category. The personal and hair care category of the Beauty segment sources most of its products from U.S. manufacturers. Finished goods manufactured by vendors in Asia comprised approximately 88%, 80% and 76% of finished goods purchased for fiscal 2022, 2021 and 2020, respectively.

We occupy owned and leased office and distribution space in various locations to support our operations. These facilities include our U.S. headquarters in El Paso, Texas, and distribution centers in Southaven, Mississippi, and Olive Branch, Mississippi, which are used to support a significant portion of our domestic distribution. We are currently constructing an additional distribution facility in Gallaway, Tennessee that we expect to be operational by the end of fiscal year 2023.

Customers

Sales to our largest customer, Amazon.com Inc., accounted for approximately 19%, 20% and 18% of our consolidated net sales revenue in fiscal 2022, 2021 and 2020, respectively. Sales to our second largest customer, Walmart, Inc., including its worldwide affiliates, accounted for approximately 11%, 13% and 14% of our consolidated net sales revenue in fiscal 2022, 2021 and 2020, respectively. Sales to our third largest customer, Target Corporation, accounted for approximately 11%, 11% and 9% of our consolidated net sales revenue in fiscal 2022, 2021 and 2020, respectively. No other customers accounted for 10% or more of consolidated net sales revenue during these fiscal years. Sales to our top five customers accounted for approximately 49%, 52% and 50% of our consolidated net sales revenue in fiscal 2022, 2021 and 2020, respectively.

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

Seasonality

The following table illustrates the seasonality of our net sales revenue by fiscal quarter as a percentage of annual net sales revenue for the periods presented:

	Fiscal Quarters Ended Last Day of Month
	2022	2021	2020
May	24.3%	20.0%	22.0%
August	21.4%	25.3%	24.2%
November	28.1%	30.4%	27.8%
February	26.2%	24.3%	26.0%

Our sales are seasonal due to different calendar events, holidays and seasonal weather patterns. Historically, the third fiscal quarter produces the highest net sales revenue during the fiscal year.

Competitive Conditions

We generally sell our products in markets that are very competitive and mature. Our products compete against similar products of many large and small companies, including well-known global competitors. In many of the markets and industry segments in which we sell our products we compete against other branded products as well as retailers' private-label brands. We believe that we have certain key competitive advantages, such as well recognized brands, engineering expertise and innovation, sourcing and supply chain know-how, and productive co-development relationships with our manufacturers. We support our products with advertising, promotions and other marketing activities, as well as an extensive sales force in order to build awareness and to encourage new consumers to try our brands and products. We are well positioned in the industry segments and markets in which we operate, often holding a leadership or significant market share position. We believe these advantages allow us to bring our retailers a differentiated value proposition.

The following table summarizes our primary competitors by business segment:

Segment	Competitor
Home & Outdoor	Lifetime Brands, Inc. (KitchenAid), Newell Brands Inc., Simple Human LLC, Yeti Holdings, Inc., Bradshaw Home, Inc., Gregory Mountain Products, Mystery Ranch, CamelBak, The North Face, Deuter
Health & Wellness	Exergen Corporation, Omron Healthcare, Inc., Crane Engineering, Newell Brands, Inc., Lasko Products, LLC, The Clorox Company (Brita), Zero Technologies, LLC, Vornado Air Circulation Systems, Dyson Ltd, Unilever (Blueair), Guardian Technologies LLC.
Beauty	Conair, Spectrum Brands Holdings Inc. (Remington), Coty Inc., Dyson Ltd, L'Oréal S.A.

Environmental and Health and Safety Matters

Our operations are subject to national, state, local, and provincial jurisdictions’ environmental, health and safety laws and regulations and industry-specific product certifications. Many of the products we sell are subject to product safety laws and regulations in various jurisdictions. These laws and regulations specify the maximum allowable levels of certain materials that may be contained in our products, provide statutory prohibitions against misbranded and adulterated products, establish ingredients and manufacturing procedures for certain products, specify product safety testing requirements, and set product identification, labeling and claim requirements. For example, some of our Beauty segment’s customers require that our Beauty appliances comply with various safety certifications, including UL certifications. Similarly, thermometers distributed by our Health & Wellness segment must comply with various regulations governing the production and distribution of medical devices. Additionally, some product lines within our Health & Wellness segment are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the U.S. Environmental Protection Agency (the “EPA”), U.S. Customs and Border Protection, the U.S. Food and Drug Administration, and the U.S. Consumer Product Safety Commission.

During fiscal 2022, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Health & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action across this line of products in the U.S. as we worked with the EPA towards an expedient resolution. The EPA approved modest changes to our labeling claims on packaging of the air and water filtration impacted products, which we implemented, and subsequently resumed shipping during fiscal 2022. Our consolidated and Health & Wellness segment’s net sales revenue, gross profit and operating income during fiscal 2022 was materially and adversely impacted by the stop shipment actions and the time needed to execute repackaging plans after changes were approved by the EPA. While we have resumed normalized levels of shipping of the affected inventory, we are still in process of repackaging our existing inventory of impacted products. Additionally, as a result of continuing dialogue with the EPA, we are executing further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products. If we are not able to execute our repackaging plans on schedule to meet demand, our net sales revenue, gross profit and operating income could continue to be materially and adversely impacted. At this time, we are not aware of any fines or penalties related to this matter imposed against us by the EPA. While we do not anticipate material fines or penalties, there can be no assurances that such fines or penalties will not be imposed.

During fiscal 2022, we recorded a $13.1 million charge to cost of goods sold to write-off the obsolete packaging for the affected products in our inventory on-hand and in-transit as of the end of the first quarter of fiscal 2022. During fiscal 2022, we incurred additional compliance costs of $19.3 million, comprised of $14.6 million of incremental warehouse storage costs and legal fees, which were recognized in SG&A, and $4.7 million of storage, obsolete packaging and other charges from vendors, which were recognized in cost of goods sold. These charges are referred to throughout this Annual Report as “EPA compliance costs.” In addition, during fiscal 2022, we incurred and capitalized into inventory costs to repackage a portion of our existing inventory of the affected products and expect to continue to incur and capitalize such costs as we continue to repackage inventory. We also expect to incur additional compliance costs, which may include incremental freight, warehouse storage costs, charges from vendors, and legal fees, among other things. Such potential incremental EPA compliance costs will be expensed as incurred and could materially and adversely impact our consolidated and Health & Wellness segment’s gross profit and operating income. In addition, our net sales revenue could be materially and adversely impacted by customer returns, an increase in sales discounts and allowances and by the potential impact of distribution losses at certain retailers.

An emerging trend with governmental and non-governmental organizations, consumers, shareholders, retail customers, communities, and other stakeholders is increased focus and expectations on ESG matters. These trends have led to, among other things, increased public and private social accountability reporting requirements relating to labor practices, climate change, human trafficking and other ESG matters and greater demands on our packaging and products. In our product space, some requirements have already been mandated and we believe others may become required in the future. Examples of current requirements include conflict minerals content reporting, customer reporting of foreign fair labor practices in connection with our supply chain vendors, and evaluating the risks of human trafficking and slavery.

We believe that we are in material compliance with these laws, regulations and other reporting requirements. Due to the nature of our operations and the frequently changing nature of compliance and social reporting standards and technology, we cannot predict with any certainty what future material capital or operating expenditures, if any, will be required in order to comply with applicable laws, regulations and other reporting mandates. Further, any failure to achieve our ESG goals or a perception of our failure to act responsibly or to effectively respond to new, or changes in, legal or regulatory requirements relating to ESG concerns could adversely affect our business, financial condition, results of operations and reputation.

ESG Initiatives

We seek to maintain best-in-class level of corporate governance on behalf of our stakeholders, including our associates, customers, consumers, communities, and shareholders. We also recognize the importance of environmental and social factors related to how we operate our business. We are continuing to enhance and consolidate our ESG efforts and accelerate programs related to DE&I to support our Phase II transformation.

The Corporate Governance Committee of our Board of Directors has oversight of ESG-related matters, including climate change risks and opportunities. Our ESG Task Force, which includes associate representatives from our business segments and global shared services, leads the development and implementation of our strategic ESG plan with the goal of aligning our ESG performance with relevant standards, such as the Sustainability Accounting Standards Board (“SASB”) and the Task Force on Climate Finance Disclosures (“TCFD”). In June 2021, we published our first ESG Report, which aligns with relevant standards such as the SASB, the TCFD and the Global Reporting Initiative. Our ESG Report summarizes our ESG strategy and performance, including in the areas of climate change, DE&I and human capital, and environmental and natural capital management. Information in our ESG Report is not part of this Annual Report or any other report we file with, or furnish to, the Securities and Exchange Commission (“SEC”), except as expressly set forth by specific reference in such a filing.

We are working to implement a system to minimize negative impacts of our practices on the environment and continue to work on initiatives to reduce emissions in our supply chain and product use. As part of these efforts and in order to strengthen our support of climate action, we became a signatory of We Mean Business, a coalition of organizations and businesses with a goal of catalyzing business action to accelerate the transition to a zero-carbon economy. With our participation in this coalition, we intend to

(1) report climate change data and measures to the Carbon Disclosure Project aligned with the guidelines of the TCFD, (2) implement a responsible climate policy, and (3) develop targets which were approved in October 2021 by the Science Based Targets initiative.

We will also continue to advance our DE&I efforts as part of our ESG initiatives to support our focus on attracting and retaining top talent, and to help promote a work environment where everyone has the opportunity to grow to their fullest potential. We believe progress on our ESG initiatives will have a positive impact on our shareholders, consumers, customers, our talented worldwide associates and the communities in which we are proud to live and work.

Human Capital

Overview

We are committed to fostering a positive and engaging culture of inclusion, care, and support where all people throughout our global workforce can thrive. Resources provided to enhance associates' “total well-being” include learning and development opportunities, charitable leave policy, financial advice and stock purchase programs, health and wellness programs, and product discounts. Perks and benefits vary by region and office. We also monitor our culture and associate engagement through a number of methods, including periodic culture surveys.

We have a performance evaluation and feedback program for all of our associates. We encourage career planning at all levels of the Company. We have a formal system for identifying and developing talent and growth for associates within our organization and support the creation of development and succession plans across key positions in the Company. Our senior leadership team develops and recommends to the Board of Directors succession plans for all of our senior management.

We believe our culture, fair pay, benefits, rewards and recognition, healthy-living initiatives, collaborative projects, and open communication between management and staff enables us to attract and retain talented associates.

Our Associates

As of February 28, 2022, we employed approximately 2,146 full-time associates worldwide. We also use temporary, part-time and seasonal associates as needed.

None of our U.S. associates are covered by a collective bargaining agreement. Certain of our associates in Europe and Vietnam are covered by collective arrangements or works counsel in accordance with local practice. We have never experienced a work stoppage, and we believe that we have satisfactory working relations with our associates.

DE&I

We believe that a diverse workforce is essential to innovation, growth, and the well-being of our associates. We celebrate the diversity of our people and value the unique perspectives they bring. We are committed to cultivating an inclusive culture where all of our associates can thrive.

We are advancing short- and long-term initiatives which include: leadership coaching and training to build awareness and sponsorship, recruitment actions to increase diversity of new hires, associate learning programs to develop skills that foster inclusion, business resource groups to further support inclusion, ongoing dialogue sessions with our associates and charitable donations to non-profit organizations whose mission and values align with our culture.

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

Available Information

We maintain our main Internet site at: http://www.helenoftroy.com. The information contained on this website is not included as a part of, or incorporated by reference into, this Annual Report. We make available on or through our main website’s Investor Relations page under the heading “Financials - SEC Filings” certain reports and amendments to those reports that we file with, or furnish to, the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements on Schedule 14A, amendments to these reports, and the reports required under Section 16 of the Exchange Act of transactions in our common stock by directors and officers. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC maintains a website at https://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Also, on the Investor Relations page, under the heading “Governance,” are our Code of Ethics, Code of Conduct, Corporate Governance Guidelines and the Charters of the Committees of the Board of Directors.

Item 1A. Risk Factors

Carefully consider the risks described below and all of the other information included in our Annual Report when deciding whether to invest in our securities or otherwise evaluating our business. If any of the risks or other events or circumstances described elsewhere in this Annual Report materialize, our business, operating results or financial condition may suffer. In this case, the trading price of our common stock and the value of your investment might significantly decline. The risks listed below are not the only risks that we face. Additional risks unknown to us or that we currently believe are insignificant may also affect our business.

You should also refer to the explanation of the qualifications and limitations on forward-looking statements under “Information Regarding Forward-Looking Statements,” at the end of Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements made by us are qualified by the risk factors described below.

The following is a summary of some of the principal risk factors which are more fully described below.

Business, Operational and Strategic Risks

•The occurrence of cyber incidents, or failure by us or our third-party service providers to maintain cybersecurity and the integrity of confidential internal or customer data could have a material adverse effect on our operations and profitability.
•A cybersecurity breach, obsolescence or interruptions in the operation of our central global Enterprise Resource Planning systems and other peripheral information systems could have a material adverse effect on our operations and profitability.
•The geographic concentration and peak season capacity of certain of our U.S. distribution facilities increase our risk to disruptions that could affect our ability to deliver products in a timely manner.
•Our ability to successfully manage the demand, supply, and operational challenges associated with the actual or perceived effects of COVID-19 and any similar future public health crisis, pandemic or epidemic.
•To compete successfully, we must develop and introduce a continuing stream of innovative new products to meet changing consumer preferences.
•Our operating results are dependent on sales to several large customers; furthermore, our large customers may take actions that adversely affect our gross profit and operating results.
•We are dependent on third-party manufacturers, most of which are located in Asia, and any inability to obtain products from such manufacturers could have a material adverse effect on our business, operating results and financial condition.
•Our ability to deliver products to our customers in a timely manner and to satisfy our customers’ fulfillment standards are subject to several factors, some of which are beyond our control.
•Our operating results may be adversely affected by trade barriers, exchange controls, expropriations, and other risks associated with domestic and foreign operations including uncertainty and business interruptions resulting from political changes and actions in the U.S. and abroad, such as the current conflict between Russia and Ukraine, and volatility in the global credit and financial markets and economy.
•We are subject to risks related to our dependence on the strength of retail economies and may be vulnerable in the event of a prolonged economic downturn.
•We are subject to risks associated with the use of licensed trademarks from or to third parties.
•Our business is subject to weather conditions, the duration and severity of the cold and flu season and other related factors.
•We rely on our Chief Executive Officer and a limited number of other key senior officers to operate our business.
•We may be unsuccessful integrating acquired businesses or disaggregating divested businesses.

Legal, Regulatory and Tax Risks

•Changes in laws and regulations, including environmental, employment and health and safety and tax laws, and the costs and complexities of compliance with such laws could have a material adverse impact on our business.
•We face risks associated with the increased focus and expectations on climate change and other environmental, social and governance matters.
•Significant changes in or our compliance with regulations, interpretations or product certification requirements could adversely impact our operations.
•We face risks associated with global legal developments regarding privacy and data security that could result in changes to our business practices, penalties, increased cost of operations, or otherwise harm our business.
•Under current tax law, favorable tax treatment of our non-U.S. income is dependent on our ability to avoid classification as a Controlled Foreign Corporation.
•Legislation enacted in Bermuda and Barbados in response to the European Union’s review of harmful tax competition could adversely affect our operations.
•Our judgments regarding the accounting for tax positions and the resolution of tax disputes may impact our net earnings and cash flow.
•All of our products are manufactured by unaffiliated manufacturers, most of which are located in China, Mexico and Vietnam; we face risks of significant tariffs or other restrictions being placed on imports from China, Mexico or Vietnam or any retaliatory trade measures taken by China, Mexico or Vietnam, adversely impacting our business.
•We face risks associated with product recalls, product liability and other claims against us.

Financial Risks

•If our goodwill, indefinite-lived and definite-lived intangible assets, or other long-lived assets become impaired, we will be required to record impairment charges, which may be significant.
•Increased costs of raw materials, energy and transportation may adversely affect our operating results and cash flow.
•Our liquidity or cost of capital may be materially adversely affected by constraints or changes in the capital and credit markets and limitations under our financing arrangements.
•We face risks associated with foreign currency exchange rate fluctuations.
•Our projections of product demand, sales and net income are highly subjective in nature and our future sales and net income could vary in a material amount from our projections.

You should carefully consider this summary with the more detailed descriptions of risks described below and all of the other information included in our Annual Report when deciding whether to invest in our securities or otherwise evaluating our business.

Business, Operational and Strategic Risks

The occurrence of cyber incidents, or failure by us or our third-party service providers to maintain cybersecurity and the integrity of confidential internal or customer data could have a material adverse effect on our operations and profitability. Such incidents may also result in faulty business decisions, operational inefficiencies, damage to our reputation or our associate and business relationships, and/or subject us to costs, fines, or lawsuits.

Information systems require constant updates to their security policies, networks, software, and hardware systems to reduce the risk of unauthorized access, malicious destruction of data or information theft. We rely on commercially available systems, software, tools, third-party service providers and monitoring to provide security for processing, transmission and storage of confidential information and data. While we have security measures in place, our systems, networks, and third-party service providers have been and will continue to be subject to ongoing threats. We and our third-party service providers have experienced and expect to continue to experience actual or attempted cyber-attacks of our information systems or networks; however, none of these actual or attempted cyber-attacks had a material impact on our operations or financial condition. Our security measures may also be breached in the future as a result of associate error, failure to implement appropriate processes and procedures, advances in computer and software capabilities and encryption technology, new tools and discoveries, malfeasance, third-party action, including cyber-attacks or other international misconduct by computer hackers or otherwise. Additionally, we may have heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements. Our workforce is in a state of transition to a combination of remote work and flexible work schedules opening us up for cybersecurity threats and potential breaches as a result of increased employee usage of networks other than company-managed. Furthermore, due to geopolitical tensions related to the current conflict between Russia and Ukraine, the risk of cyber-attacks may be elevated. This could result in one or more third-parties obtaining unauthorized access to our customer or supplier data or our internal data, including personally identifiable information, intellectual property and other confidential business information. Third-parties may also attempt to fraudulently induce associates into disclosing sensitive information such as user names, passwords or other information in order to gain access to customer or supplier data or our internal data, including intellectual property, financial, and other confidential business information. We believe our mitigation measures reduce but cannot eliminate the risk of a cyber incident; however, there can be no assurance that our existing and planned precautions of backup systems, regular data backups, security protocols and other procedures will be adequate to prevent significant damage, system failure or data loss and the same is true for our partners, vendors and other third parties on which we rely. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure or otherwise maintain the confidentiality, security, and integrity of data that we store or otherwise maintain on behalf of third-parties may harm our reputation and our associate, customer and consumer relationships.

If such unauthorized disclosure or access does occur, we may be required to notify our customers, consumers, associates or those persons whose information was improperly used, disclosed or accessed. We may also be subject to claims of breach of contract for such use or disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was improperly used or disclosed. We could also become the subject of regulatory action or litigation from our consumers, customers, associates, suppliers, service providers, and shareholders, which could damage our reputation, require significant expenditures of capital and other resources, and cause us to lose business and revenue. Additionally, an unauthorized disclosure or use of information could cause interruptions in our operations and might require us to spend significant management time and other resources investigating the event and dealing with local and federal law enforcement. Regardless of the merits and ultimate outcome of these matters, we may be required to devote time and expense to their resolution.

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

We rely on central global Enterprise Resource Planning (“ERP”) systems and other peripheral information systems. A cybersecurity breach, obsolescence or interruptions in the operation of our computerized systems or other information technologies could have a material adverse effect on our operations and profitability.

Our operations are largely dependent on our ERP system. We continuously make adjustments to improve the effectiveness of the ERP and other peripheral information systems, including the installation of significant new subsystems. Our ERP system is subject to continually evolving cybersecurity and technological risks, including risks associated with cloud data storage. Any failures or disruptions in the ERP and other information systems, including a cybersecurity breach, or any complications resulting from ongoing adjustments to our systems could cause interruption or loss of data in our information or logistical systems that could materially impact our ability to procure products from our factories and suppliers, transport them to our distribution centers, and store and deliver them to our customers on time and in the correct amounts. In addition, natural disasters or other extraordinary events may disrupt our information systems and other infrastructure, and our data recovery processes may not be sufficient to protect against loss.

Certain of our U.S. distribution facilities are geographically concentrated and operate during peak shipping periods at or near capacity. These factors increase our risk that disruptions could occur and significantly affect our ability to deliver products to our customers in a timely manner. Such disruptions could have a material adverse effect on our business.

Most of our U.S. distribution, receiving and storage functions are consolidated into two distribution facilities in northern Mississippi. Approximately 67% of our consolidated gross sales volume shipped from facilities in this region in fiscal 2022. For this reason, any disruption in our distribution process in either of these facilities, even for a few days, could adversely affect our business, operating results and financial condition. As examples, government mandated or suggested isolation protocols relating to a pandemic or other public health crisis, or severe weather events, could limit or disrupt the distribution process at either facility, or even cause the closure of either facility, which could have a material adverse effect on our business, operating results and financial condition.

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

We expect the continuing public health crisis resulting from the outbreak of novel coronavirus disease (commonly referred to as “COVID-19”) to continue to adversely impact certain parts of our business, which has had and could continue to have a material impact on our operating results and financial condition. We must successfully manage the demand, supply, and operational challenges associated with the actual or perceived effects of COVID-19 and any similar future public health crisis, pandemic or epidemic.

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic. COVID-19 has spread throughout the U.S. and the world. We expect COVID-19 to continue to adversely impact certain parts of our business, which could be material. COVID-19 is impacting consumer shopping patterns and demand for goods in certain product categories.
COVID-19 is also impacting our third-party manufacturers, most of which are located in Asia, principally China. As a result, COVID-19 has disrupted certain parts of our supply chain, which in certain cases, limited our ability to fulfill demand and may limit our ability to fulfill demand in the future. Additionally, surges in demand and shifts in shopping patterns related to COVID-19, as well as other factors, have strained the global freight network, which is resulting in higher costs, less capacity, and longer lead times. Demand for Chinese imports has caused shipment receiving and unloading backlogs at many U.S. ports that have been unable to keep pace with unprecedented inbound container volume. The situation has been further exacerbated by COVID-19 illness and protocols at many port locations. Due to the backlog and increasing trade imbalance with China, many shipping containers are not being sent back to China, or are being sent to China empty. With continued increases in demand for containers, limited supply and freight vendors bearing the cost of shipping empty containers, the market cost of inbound freight has increased by several multiples compared to calendar year 2020 averages. During fiscal 2022, we were adversely impacted by COVID-19 related global supply chain disruptions and cost increases. Similar effects could arise in the future. In addition to increasing cost trends, our third party manufacturing partners are not equipped to hold meaningful amounts of inventory and if shipping container capacity remains limited or unavailable, they could pause manufacturing, which could ultimately impact our ability to meet consumer demand on a timely basis. These factors may impact our ability to fulfill some orders on a timely basis.

Demand for raw materials, components and semiconductor chips impacted by the supply chain challenges described above has created surges in prices and shortages of these materials may become more significant which could further increase our costs. Further, in the U.S., the surge in demand for labor along with COVID-19 related government stimulus payments and rising hourly labor wages, have created labor shortages and higher labor costs. The majority of our hourly labor is employed in our distribution centers and these factors may increase our costs and negatively impact our ability to attract and retain qualified associates.

The extent of the future impact of COVID-19 on our business and financial results will depend largely on future developments, including the duration of the continued surges in the spread of COVID-19 within the U.S. and globally, the effectiveness of any vaccines for COVID-19, the impact on capital and financial markets and the related impact on consumer confidence and spending. These future developments are outside of our control, are highly uncertain and cannot be predicted and may further increase the difficulty of planning for operations. Additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. Our business, financial condition and results, cash flows and liquidity, and results of operations could be materially and adversely affected by any such future developments. Additionally, the extent of COVID-19’s impact on the demand for certain of our product lines in the future will depend on our continued ability to source and distribute our products, as well as any future government actions affecting consumers and the global economy generally, all of which are uncertain and difficult to predict considering the continuously evolving landscape.

The impacts and potential future impact of COVID-19 described above, failure of third parties on which we rely and significant adverse changes in the political environment in which we manufacture, sell or distribute our products, all could adversely impact our business if a future public health crisis, pandemic or epidemic were to occur.

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

A few customers account for a substantial percentage of our net sales revenue. Our financial condition and operating results could suffer if we lost all or a portion of the sales to any one of these customers. In particular, sales to our two largest customers accounted for approximately 30% of our consolidated net sales revenue in fiscal 2022. While only three customers individually accounted for 10% or more of our consolidated net sales revenue in fiscal 2022, sales to our top five customers in aggregate accounted for approximately 49% of fiscal 2022 consolidated net sales revenue. We expect that a small group of customers will continue to account for a significant portion of our net sales revenue. Although we have long-standing relationships with our major customers, we generally do not have written agreements that require these customers to buy from us or to purchase a minimum amount of our products. A substantial decrease in sales to any of our major customers could have a material adverse effect on our financial condition and operating results. Some of our customers creditworthiness may be vulnerable to the impact of COVID-19 or a prolonged economic downturn. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a deterioration in the credit worthiness or bankruptcy filing of a key customer could have a material adverse effect on our business, operating results and financial condition.

We are dependent on third-party manufacturers, most of which are located in Asia, and any inability to obtain products from such manufacturers could have a material adverse effect on our business, operating results and financial condition.

All of our products are manufactured by unaffiliated companies, most of which are in Asia, principally in China. For fiscal 2022, finished goods manufactured in Asia comprised approximately 88% of total finished goods purchased. This concentration exposes us to risks associated with doing business globally, including among others: global public health crises (such as pandemics and epidemics); changing international political relations and conflicts; labor availability and cost; changes in laws, including tax laws, regulations and treaties; changes in labor laws, regulations and policies; changes in customs duties, additional tariffs and other trade barriers; changes in shipping costs; currency exchange fluctuations; local political unrest; an extended and complex transportation cycle; the impact of changing economic conditions; and the availability and cost of raw materials and merchandise. In recent years, increasing labor costs, import tariffs, regional labor dislocations driven by new government policies, local inflation, changes in ocean cargo carrier capacity and costs, the impact of energy prices on transportation, and fluctuations in the Chinese Renminbi against the U.S. Dollar have resulted in variability in our cost of goods sold. In the past, certain Chinese suppliers have closed operations due to economic conditions that pressured their profitability. Although we have multiple sourcing partners for certain products, occasionally we may be unable to source certain items on a timely basis due to changes occurring with our suppliers. We believe that we could source similar products outside of China and are moving towards a more diversified supplier base through continuously exploring the expansion of sourcing alternatives in other countries. However, the relocation of any production capacity could require substantial time and costs. The political, legal and cultural environment in Asia is rapidly evolving, and any change that impairs our ability to obtain products from manufacturers in that region, or to obtain products at marketable rates, could have a material adverse effect on our business, operating results and financial condition.

COVID-19 has also disrupted our ability to receive manufactured products from Asia and has disrupted our suppliers located elsewhere who rely on products from Asia. If we continue to experience supply disruptions as a result of the global public health crisis, we may not be able to develop short-term sourcing alternatives. Any disruption to our supply chain, even for a relatively short period of time, could cause a loss of revenue, which could adversely affect our operating results. Additionally, the impact of COVID-19, as well as other factors, has continued to strain the global supply chain network resulting in higher inbound freight costs and surges in prices for raw materials, components and semiconductor chips, which has adversely impacted our operating costs. If such trends continue, we may experience further cost increases which could have a material adverse effect on our business, operating results and financial condition.

With most of our manufacturers located in Asia, our production lead times are relatively long. Therefore, we must commit to production in advance of customer orders. If we fail to forecast customer or consumer demand accurately, we may encounter difficulties in filling customer orders on a timely basis or in liquidating excess inventories. We may also find that customers are canceling orders or returning products. Any of these results could have a material adverse effect on our business, operating results and financial condition.

Our ability to deliver products to our customers in a timely manner and to satisfy our customers’ fulfillment standards are subject to several factors, some of which are beyond our control.

Retailers place great emphasis on timely delivery of our products for specific selling seasons, especially during our third fiscal quarter, and on the fulfillment of consumer demand throughout the year. We cannot control all of the various factors that might affect product delivery to retailers. Vendor production delays, difficulties encountered in shipping from overseas, customs clearance delays, and operational issues with any of the third-party logistics providers we use in certain countries are on-going risks of our business. We also rely upon third-party carriers for our product shipments from our distribution centers to customers. In certain circumstances, we rely on the shipping arrangements our suppliers have made in the case of products shipped directly to retailers from the suppliers. Accordingly, we are subject to risks, including labor disputes, inclement weather, public health crises (such as pandemics and epidemics), natural disasters, possible acts of terrorism, port and canal backlogs and blockages, availability of shipping containers, and increased security restrictions associated with the carriers’ ability to provide delivery services to meet our shipping needs. These risks have been exacerbated by surges in demand and shifts in shopping patterns related to COVID-19, which has resulted in carrier-imposed capacity restrictions, carrier delays, and longer lead times for our products. Our third party manufacturing partners are not equipped to hold meaningful amounts of inventory and if shipping container capacity remains limited or unavailable, they could pause manufacturing, which could ultimately impact our ability to meet consumer demand on a timely basis. Further, our delivery process must often accommodate special vendor requirements to use specific carriers and delivery schedules. Failure to deliver products to our retailers in a timely and effective manner could damage our reputation and brands and result in the loss of customers or reduced orders, which could have a material adverse effect on our business, operating results and financial condition.

Our operating results may be adversely affected by trade barriers, exchange controls, expropriations, and other risks associated with domestic and foreign operations.

The economies of foreign countries important to our operations, including countries in Asia, EMEA and Latin America, could suffer slower economic growth or economic, social and/or political instability or hyperinflation in the future. Our international operations in countries in Asia, EMEA and Latin America, including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us. Additionally, there may be uncertainty and business interruptions resulting from political changes and actions in the U.S. and abroad, such as the current conflict between Russia and Ukraine, ongoing terrorist activity, and other global events. The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, or other geopolitical events. Sanctions imposed by the US and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.

Furthermore, the exit of the U.K. from European Union (the “EU”) membership (commonly referred to as “Brexit”) could cause disruptions to, and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and associates, which could have an adverse effect on our business, financial results and operations. Recent effects of Brexit include changes in customs regulations, shortages of truck drivers in the U.K., and administrative burdens placed on transportation companies, which have lead to challenges and delays in moving inventory across U.K./EU borders, and higher importation, freight and distribution costs. If such trends continue, we may experience further cost increases. These factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.

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

We are subject to risks related to our dependence on the strength of retail economies and may be vulnerable in the event of a prolonged economic downturn, including a future downturn from the effects of COVID-19 or other public health crises.

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

A substantial portion of our sales revenue comes from selling products under licensed trademarks, particularly in the Beauty and Health & Wellness segments. As a result, we are dependent upon the continued use of these trademarks. Additionally, we license certain owned trademarks to third parties in exchange for royalty income. It is possible that certain actions taken by us, our licensors, licensees, or other third parties might diminish greatly the value of any of our licensed trademarks. Some of our licensors and licensees also have the ability to terminate their license agreements with us at their option subject to each parties’ right to continue the license for a limited period of time following notice of termination. If we, or our licensees, were unable to sell products under these licensed trademarks, or one or more of our license agreements were terminated or the value of the trademarks were diminished, the effect on our business, operating results and financial condition could be both negative and material.

Our business is subject to weather conditions, the duration and severity of the cold and flu season and other related factors, which can cause our operating results to vary from quarter to quarter and year to year.

Sales in our Health & Wellness segment are influenced by weather conditions. Sales volumes for thermometers, humidifiers and heating appliances are higher during, and subject to the severity of, the cold weather months, while sales of fans are higher during, and subject to weather conditions in, spring and summer months. Weather conditions can also more broadly impact sales across the organization. Additionally, natural disasters (such as wildfires, hurricanes and ice storms), public health crises (such as pandemics and epidemics), or unusually severe winter weather may result in temporary unanticipated fluctuations in retail traffic and consumer demand, may impact our ability to staff our distribution facilities or could otherwise impede timely transport and delivery of products to and from our distribution facilities. Sales in our Health & Wellness segment are also impacted by cough, cold and flu seasonal trends, including the duration and severity of the cold and flu season. These factors could have a material adverse effect on our business, operating results and financial condition.

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

In addition, any acquisition involves numerous risks, including:
•difficulties in the assimilation of the operations, technologies, products, and personnel associated with the acquisition;
•challenges in integrating distribution channels;
•diversion of management's attention from other business concerns;
•difficulties in transitioning and preserving customer, contractor, supplier, and other important third-party relationships;
•challenges realizing anticipated cost savings, synergies and other benefits;
•risks associated with subsequent losses or operating asset write-offs, contingent liabilities and impairment of related acquired intangible assets;
•risks of entering markets in which we have no or limited experience; and
•potential loss of key employees associated with the acquisition.

Legal, Regulatory and Tax Risks

Changes in laws and regulations, including environmental, employment and health and safety and tax laws, and the costs and complexities of compliance with such laws could have a material adverse impact on our business.

The impact of future legislation in the U.S. or abroad, including such things as employment and health insurance laws, environmental and climate change related legislation, tax legislation, regulations or treaties is always uncertain. Global, federal and local legislative agendas from time to time contain numerous proposals dealing with environmental policy, energy policy, taxes, financial regulation, transportation policy and infrastructure policy, among others that, if enacted into law, could increase our costs of doing business. Changes in government administrations in the U.S. or abroad, increase the uncertainty of future changes in legislation, enhanced regulations, and greater oversight, or more stringent interpretations, of existing policies by regulatory agencies. Changes in such laws, regulations or oversight could cause us to incur material capital or operating expenditures in the future to comply with applicable laws and regulations, increase our effective income tax rate, delay or interrupt distribution of our products, or make them more costly to produce, all of which could have a material adverse impact on our business.

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

Increased focus and expectations on climate change and other ESG matters could have a material adverse effect on our business, financial condition and results of operations and damage our reputation.

Increased focus and expectations on ESG are emerging trends with governmental and non-governmental organizations, consumers, shareholders, retail customers, communities, and other stakeholders. These trends have led to, among other things, increased public and private social accountability reporting requirements relating to labor practices, climate change, human trafficking and other ESG matters and greater demands on our packaging and products. The increased focus on ESG matters may also lead to new or more regulations and customer, shareholder and consumer demands that could require us to incur additional costs or make changes to our operations to comply with new regulations or address these demands. We expect that these trends will continue. If we are unable to adequately respond to, or we are not perceived as adequately responding to, existing or new requirements or demands, customers and consumers may choose to purchase products from another company or a competitor. Increased requirements and costs to comply with these requirements, such as climate change regulations and international accords may also cause disruptions in or higher costs associated with manufacturing or distributing our products. Any failure to achieve our ESG goals or a perception of our failure to act responsibly or to effectively respond to new, or changes in, legal or regulatory requirements relating to ESG matters could adversely affect our business, financial condition, results of operations and reputation.

Significant changes in or our compliance with regulations, interpretations or product certification requirements could adversely impact our operations.

As a global company, we are subject to U.S. and foreign regulations, including environmental, health and safety laws, and industry-specific product certifications. Many of the products we sell are subject to product safety laws and regulations in various jurisdictions. These laws and regulations specify the maximum allowable levels of certain materials that may be contained in our products, provide statutory prohibitions against misbranded and adulterated products, establish ingredients and manufacturing procedures for certain products, specify product safety testing requirements, and set product identification, labeling and claim requirements. For example, thermometers distributed by our Health & Wellness segment must comply with various regulations governing the production and distribution of medical devices.

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

Additionally, some product lines within our Health & Wellness segment are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the U.S. Environmental Protection Agency (the “EPA”), U.S. Customs and Border Protection, the U.S. Food and Drug Administration, and the U.S. Consumer Product Safety Commission. As discussed elsewhere in this Annual Report, during fiscal 2022, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Health & Wellness segment that are sold in the U.S. As a result, we voluntarily implemented a temporary stop shipment action across this line of products in the U.S. as we worked to execute repackaging plans after modest changes to our labeling claims on packaging of the air and water filtration impacted products were approved by the EPA. While we have resumed normalized levels of shipping of the affected inventory, we are still in process of repackaging some of our existing inventory of impacted products. Additionally, as a result of continuing dialogue with the EPA, we are executing further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products. We expect to incur additional compliance costs, which could materially and adversely impact our gross profit and operating income. If we are not able to execute our repackaging plans on schedule to meet demand, our net sales revenue, gross profit and operating income could continue to be materially and adversely impacted. While we do not anticipate material fines or penalties by the EPA, there can be no assurances that such fines or penalties will not be imposed against us. Additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. As a result, our business, results of operations and financial condition could be adversely and materially impacted in ways that we are not able to predict today. For additional information refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “EPA Compliance Costs” in this Annual Report.

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

New and emerging global and local laws on privacy, data and related technologies, as well as industry self-regulatory codes, are creating new compliance obligations and expanding the scope of potential liability, either jointly or severally with our customers and suppliers. While we have invested in readiness to comply with applicable requirements, these new and emerging laws, regulations and codes may affect our ability to reach current and prospective consumers, to respond to consumer requests under the laws (such as individual rights of access, correction, and deletion of their personal information), and to implement our business models effectively. The costs of compliance or failure to comply with such laws, regulations, codes of conduct and expectations could have a material adverse impact on our financial condition and results of operations.

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

Significant judgment is required to determine our effective tax rate and evaluate our tax positions. We provide for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria prescribed by applicable accounting standards. Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may impact our effective tax rate and financial results. Additionally, we are subject to audits in the various taxing jurisdictions in which we conduct business. In cases where audits are conducted and issues are raised, a number of years may elapse before such issues are finally resolved. Unfavorable resolution of any tax matter could increase the effective tax rate, which could have an adverse effect on our operating results and cash flow. For additional information regarding our taxes, see Note 19 to the accompanying consolidated financial statements.

If significant tariffs or other restrictions are placed on imports from China, Mexico or Vietnam or any retaliatory trade measures are taken by China, Mexico or Vietnam, our business and results of operations could be materially and adversely affected.

All of our products are manufactured by unaffiliated manufacturers, most of which are located in China, Mexico, Vietnam and the U.S. This concentration exposes us to risks associated with doing business globally, including changes in tariffs. Any alteration of trade agreements and terms between China, Mexico, Vietnam and the U.S., including limiting trade with China, Mexico and Vietnam, imposing additional tariffs on imports from China, Mexico or Vietnam and potentially imposing other restrictions on imports from China, Mexico or Vietnam to the U.S. may result in further or higher tariffs, or retaliatory trade measures by China, Mexico or Vietnam, all of which could have a material adverse effect on our business and operating results.

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

Events and changes in circumstances that may indicate there is impairment and which may indicate interim impairment testing is necessary include, but are not limited to: strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions; the impact of the economic environment on our customer base and on broad market conditions that drive valuation considerations by market participants; our internal expectations with regard to future revenue growth and the assumptions we make when performing our impairment reviews; a significant decrease in the market price of our assets; a significant adverse change in the extent or manner in which our assets are used; a significant adverse change in legal factors or the business climate that could affect our assets; an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset; and significant changes in the cash flows associated with an asset. As a result of such circumstances, we may be required to record a significant charge to net income in our financial statements during the period in which any impairment of our goodwill, indefinite-lived and definite-lived intangible assets or other long-lived assets is determined. As a result of such circumstances and the current public health crisis, we may be required to revise certain accounting estimates and judgments such as those related to the valuation of goodwill, indefinite-lived and definite-lived intangible assets and other long-lived assets, which could result in material impairment charges. Any such impairment charges could have a material adverse effect on our results of operations.

Increased costs of raw materials, energy and transportation may adversely affect our operating results and cash flow.

Significant increases in the costs and availability of raw materials, energy and transportation may negatively affect our operating results. Our suppliers purchase significant amounts of metals and plastics to manufacture our products. In addition, they also purchase significant amounts of electricity to supply the energy required in their production processes. Global political instabilities and tensions and many other factors may drive up fuel prices resulting in higher transportation prices and product costs. We are heavily dependent on inbound sea, rail and truck freight. Disruptions in the global supply chain and freight networks, including shortages of qualified drivers, has, and may continue to limit inbound and outbound shipment capacity and increase our cost of goods sold and certain operating expenses.

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

We need sufficient sources of liquidity to fund our working capital requirements, service our outstanding indebtedness and finance business opportunities. Without sufficient liquidity, we could be forced to curtail our operations, or we may not be able to pursue business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash, credit facilities, and other debt arrangements. If our sources of liquidity do not satisfy our requirements, we may need to seek additional financing. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the reaction by banks and financial institutions to a public health crisis (such as pandemics and epidemics), the regulatory environment for banks and other financial institutions, the availability of credit and our reputation with potential lenders. Further, disruptions in national and international credit markets could result in limitations on credit availability, tighter lending standards, higher interest rates on consumer and business loans, and higher fees associated with obtaining and maintaining credit availability. Disruptions may also materially limit consumer credit availability and restrict credit availability to us and our customer base. In addition, in the event of disruptions in the financial markets, current or future lenders may become unwilling or unable to continue to advance funds under any agreements in place, increase their commitments under existing credit arrangements or enter into new financing arrangements. These factors could materially adversely affect our liquidity, costs of borrowing and our ability to pursue business opportunities or grow our business, and threaten our ability to meet our obligations as they become due. In addition, covenants in our debt agreements could restrict or delay our ability to respond to business opportunities, or in the event of a failure to comply with such covenants, could result in an event of default, which if not cured or waived, could have a material adverse effect on us. As of April 20, 2022, the remaining amount available for borrowings under our Credit Agreement was $192.8 million. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or for other operating needs.

In addition, the London Interbank Offered Rate (“LIBOR”), the interest rate benchmark used as a reference rate on our variable rate debt and related interest rate swaps, began being phased out at the beginning of calendar year 2022, with the one-month LIBOR, which we utilize as a reference rate, scheduled to cease immediately after June 30, 2023. A reference rate based on the Secured Overnight Financing Rate (“SOFR”), and other alternative benchmark rates, are replacing LIBOR. We intend to amend our variable rate debt agreements and related interest rate swaps to replace LIBOR with an agreed upon replacement index, such as Bloomberg’s Short-Term Bank Yield Index (“BSBY”) or similar index, prior to the one-month LIBOR ceasing, which could result in higher interest rates and adversely affect our interest expense. Additionally, it remains uncertain whether the BSBY or another alternative replacement rate will be agreed upon by the lenders as the replacement for the one-month LIBOR under our variable rate debt agreements and related interest rate swaps. For additional information, refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report.

Our operating results may be adversely affected by foreign currency exchange rate fluctuations.

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries. Changes in the relation of other foreign currencies to the U.S. Dollar will affect our sales and profitability and can result in exchange losses because we have operations and assets located outside the U.S. We transact a portion of our international business in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. Accordingly, foreign operations will continue to expose us to foreign currency exchange rate fluctuations, which may result in the recognition of foreign exchange losses upon remeasurement to U.S. Dollars. Additionally, we purchase a substantial amount of our products from Chinese manufacturers in U.S Dollars, who source a significant portion of their labor and raw materials in Chinese Renminbi. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years. During fiscal 2022, the average exchange rate of the Chinese Renminbi strengthened against the U.S. dollar by approximately 5% compared to the average rate during fiscal 2021. Chinese Renminbi currency fluctuations have the potential to add volatility to our product costs over time.

Where operating conditions permit, we seek to reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars. We use derivative financial instruments including forward contracts and cross-currency debt swaps to mitigate certain foreign currency exchange rate risk inherent in our transactions denominated in foreign currencies. It is not practical for us to mitigate all our exposures, nor are we able to accurately project the possible effect of foreign currency remeasurement on our operating results or future net income due to our constantly changing exposure to various foreign currencies, difficulty in predicting fluctuations in foreign currency exchange rates relative to the U.S. Dollar and the significant number of currencies involved.

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

Our projections are based on management’s best estimate of sales using historical sales data and other relevant information available at the time. These projections are highly subjective since sales to our customers can fluctuate substantially based on the demand of their retail consumers and related ordering patterns, as well as other risks described in this Annual Report. Additionally, changes in consumer demand, retailer inventory management strategies, transportation lead times, supplier capacity, and raw material availability could make our inventory management and sales forecasting more difficult. Due to these factors, our future sales and net income could vary materially from our projections.

We are dependent on discretionary spending, which is affected by, among other things, economic and political conditions, consumer confidence, interest, inflation and tax rates, and financial and housing markets, which are all outside of our control. Furthermore, the future extent of COVID-19 on our business and financial results will depend largely on the duration of the continued surges in spread of COVID-19 within the U.S. and globally, the effectiveness of any COVID-19 vaccines, the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. Consequently, these and other potential impacts we are not currently aware of could also cause future sales and net income to vary materially from our projections.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of February 28, 2022, we own, lease or otherwise utilize through third-party management service agreements various properties worldwide for sales, procurement, research and development, administrative and distribution facilities. Our U.S. headquarters are located in El Paso, Texas, and we have two main distribution facilities in Southaven and Olive Branch, Mississippi, which service all of our segments. We are currently constructing an additional distribution facility in Gallaway, Tennessee that we expect to be operational by the end of fiscal year 2023 and will service our Home & Outdoor segment. We believe our facilities are adequate to conduct our business.

Item 3. Legal Proceedings

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described below.

Water Filtration Patent Litigation

On December 23, 2021, Brita LP filed a complaint against Kaz USA, Inc. and Helen of Troy Limited in the United States District Court for the Western District of Texas (the “Patent Litigation”), alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. In the Patent Litigation, Brita LP seeks monetary damages and injunctive relief relating to the alleged infringement. Brita LP simultaneously filed a complaint with the United States International Trade Commission (“ITC”) against Kaz USA, Inc., Helen of Troy Limited and five other companies that sell water filtration systems (the “ITC Action”). The complaint in the ITC Action also alleges patent infringement by the Company with respect to its PUR gravity-fed water filtration systems. In the ITC Action, Brita LP requested the ITC to initiate an unfair import investigation relating to the filtration systems. It seeks injunctive relief to prevent entry of PUR products (and certain other products) into the U.S. and removal of existing inventory that is already in the U.S. On January 25, 2022, the ITC instituted the investigation requested by the ITC Action. The Patent Litigation has been stayed pending resolution of the ITC Action. We intend to vigorously pursue our claims and defenses in these proceedings. However, we cannot predict the outcome of these proceedings, the amount or range of any potential loss, or when the proceedings will be resolved. Litigation is inherently unpredictable, and the resolution or disposition of these proceedings could, if adversely determined, have a material and adverse impact on our financial position and results of operations.

EPA Regulatory Matter

During fiscal 2022, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Health & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action across this line of products in the U.S. as we worked with the EPA towards an expedient resolution. The EPA approved modest changes to our labeling claims on packaging of the air and water filtration impacted products, which we implemented, and subsequently resumed shipping during fiscal 2022. Our consolidated and Health & Wellness segment’s net sales revenue, gross profit and operating income during fiscal 2022 was materially and adversely impacted by the stop shipment actions and the time needed to execute repackaging plans after changes were approved by the EPA. While we have resumed normalized levels of shipping of the affected inventory, we are still in process of repackaging our existing inventory of impacted products. Additionally, as a result of continuing dialogue with the EPA, we are executing further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products. If we are not able to execute our repackaging plans on schedule to meet demand, our net sales revenue, gross profit and operating income could continue to be materially and adversely impacted. At this time, we are not aware of any fines or penalties related to this matter imposed against us by the EPA. While we do not anticipate material fines or penalties, there can be no assurances that such fines or penalties will not be imposed.

See Note 13 to the accompanying consolidated financial statements for further discussion.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on the NASDAQ Global Select Market under symbol: HELE.

Approximate Number of Equity Security Holders of Record

Our common stock is our only class of equity security outstanding at February 28, 2022. As of April 21, 2022, there were 119 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

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

Share repurchase activity during the three-month period ended February 28, 2022, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
December 1 through December 31, 2021	21	$246.27	21	$497,166
January 1 through January 31, 2022	338,720	221.24	338,720	422,227
February 1 through February 28, 2022	1,170	204.80	1,170	421,988
Total	339,911	$221.19	339,911

(1)The number of shares includes shares of common stock acquired from associates who tendered shares to: (i) satisfy the tax withholding on equity awards as part of our long-term incentive plans or (ii) satisfy the exercise price on stock option exercises. For the three-month period ended February 28, 2022, 152 shares were acquired from associates at an average price per share of $215.68.

(2)Reflects the remaining dollar value of shares that could be purchased under our current stock repurchase authorization through the expiration or termination of the plan. For additional information, see Note 11 to the accompanying consolidated financial statements.

Performance Graph

The graph below compares the cumulative total return of our Company to the NASDAQ Composite Index and a Peer Group Index, assuming $100 was invested on February 28, 2017. The Peer Group Index is the Dow Jones - U.S. Personal Products, Broad Market Cap, Yearly, and Total Return Index. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

The Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 under the Exchange Act. In addition, it shall not be deemed incorporated by reference by any statement that incorporates this Annual Report by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate this information by reference.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this Annual Report, including Item 1., “Business” and Item 8., “Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations. Actual results may differ materially due to a number of factors, including those discussed in Item 1A.,“Risk Factors,” and in the section entitled “Information Regarding Forward-Looking Statements,” following this MD&A, and in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk.” Throughout this MD&A, we refer to our Leadership Brands, which are brands that have number-one and number-two positions in their respective categories and include OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools and Drybar.

This MD&A, including the tables under the headings “Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment” and “Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP),” reports operating income, operating margin, net income and diluted earnings per share (“EPS”) without the impact of asset impairment charges, acquisition-related expenses, EPA compliance costs, restructuring charges, tax reform, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based measures presented in our consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges and benefits on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors. We further believe that including the excluded charges and benefits would not accurately reflect the underlying performance of our operations for the period in which the charges and benefits are incurred, even though such charges and benefits may be incurred and reflected in our GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information. These non-GAAP measures are discussed further and reconciled to their applicable GAAP-based measures contained in this MD&A beginning on page 50.

We also refer to a number of other key financial measures, some of which are non-GAAP. Management primarily uses these measures to evaluate historical performance on a comparable basis, predict future performance and benchmark our performance against our competitors. Management also uses certain of these financial measures to calculate and monitor our compliance with the covenants in our Credit Agreement and determine amounts available for borrowings. We believe these measures provide management and investors with important information that is useful in understanding our business results, trends and the covenants in our Credit Agreement. The following represents our key financial measures:

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
•Leadership Brand sales revenue, net: Net sales revenue from brands which have number-one and number-two positions in their respective categories and include OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools and Drybar.
•Leverage ratio: Total current and long-term debt plus outstanding letters of credit, divided by EBITDA plus non-cash charges and certain allowed addbacks, less certain non-cash income, plus the pro forma effect of acquisitions and certain pro forma run-rate cost savings for acquisitions and dispositions, as defined in our Credit Agreement.
•Non-Core business sales: Net sales revenue associated with business or net assets (including net assets held for sale) that we expect to divest within a year of its designation as Non-Core.
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

Overview

We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. We have built leading market positions through new product innovation, product quality and competitive pricing. We currently operate in three segments consisting of Home & Outdoor, Health & Wellness and Beauty. In the fourth quarter of fiscal 2022, we changed the names of two of our segments to align with the growth in certain product offerings and brands within our portfolio. Our previously named “Housewares” segment was changed to “Home & Outdoor,” and our previously named “Health & Home” segment was changed to “Health & Wellness.” There were no changes to the products or brands included within our reportable segments as part of these name changes. The Osprey brand and products were added to the Home & Outdoor segment upon the completion of the acquisition of Osprey discussed further below.

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

Fiscal 2020 began Phase II of our transformation, which was designed to drive the next five years of progress. The long-term objectives of Phase II include improved organic sales growth, continued margin expansion, and strategic and effective capital deployment. Phase II includes continued investment in our Leadership Brands, with a focus on growing them through consumer-centric innovation, expanding them more aggressively outside the U.S., and adding new brands through acquisition. We are building further shared service capability and operating efficiency, as well as focusing on attracting, retaining, unifying and training the best people. Additionally, we are continuing to enhance and consolidate our ESG efforts and accelerate programs related to DE&I to support our Phase II transformation.

Consistent with our strategy of focusing resources on our Leadership Brands, during the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Personal Care business. On June 7, 2021, we completed the sale of our North America Personal Care business to HRB Brands LLC, for $44.7 million in cash and recognized a gain on the sale in SG&A totaling $0.5 million. Subsequent to our fiscal 2022 year end, on March 25, 2022, we completed the sale of the Latin America and Caribbean Personal Care businesses to HRB Brands LLC, for $1.8 million in cash. The net assets sold included intangible assets, inventory, certain net trade receivables, fixed assets and certain accrued sales discounts and allowances relating to our Personal Care business. Accordingly, we continued to classify the identified net assets of the Latin America and Caribbean Personal Care businesses as held for sale in our fiscal 2022 consolidated balance sheet. See Note 4 to the accompanying consolidated financial statements for additional information.

Subsequent to our fiscal 2022 year end, on April 22, 2022, we completed the acquisition of Recipe Products Ltd., a producer of innovative prestige hair care products for all types of curly and wavy hair under the Curlsmith brand (“Curlsmith”). The total purchase consideration, net of cash acquired, was $150.0 million in cash, subject to certain customary closing adjustments. The acquisition was funded with cash on hand and borrowings from our existing revolving credit facility.

On December 29, 2021, we completed the acquisition of Osprey, a longtime U.S. leader in technical and everyday packs, for $410.9 million in cash, net of a preliminary closing net working capital adjustment and cash acquired. Osprey is highly respected in the outdoor industry with a product lineup that includes a wide range of backpacks and daypacks for hiking, mountaineering, skiing, climbing, mountain biking, trail running, commuting, and school, as well as rugged adventure travel packs, wheeled luggage, and travel accessories.

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

In fiscal 2018, we announced a restructuring plan (referred to as “Project Refuel”) intended to enhance performance primarily in the Beauty and former Nutritional Supplements segments. Project Refuel includes charges for a reduction-in-force and the elimination of certain contracts. During the first quarter of fiscal 2019, we expanded Project Refuel to include the realignment and streamlining of our supply chain structure. During fiscal 2022, we incurred $0.4 million of pre-tax restructuring costs related to Project Refuel. During the fourth quarter of fiscal 2022, we completed the plan, which resulted in total restructuring charges of $9.6 million and total annualized profit improvements of approximately $12.5 million over the duration of the plan. See Note 12 to the accompanying consolidated financial statements for additional information.

Subsequent to our fiscal 2022 year end, on March 30, 2022, a third-party facility that we utilize for inventory storage incurred severe damage from a weather-related incident. The inventory stored at this facility primarily relates to our Health & Wellness and Beauty segments. While the inventory is insured, some seasonal inventory and inventory designated for specific customer promotions is currently not accessible, and as a result, may unfavorably impact our net sales revenue in the first half of fiscal 2023. We are working with local officials and our insurance provider to understand the extent of the damage, however the building must be assessed and made structurally sound before we will have access to the inventory and be able to fully assess damages. The potential financial impact of this weather-related incident remains ongoing and could have a material adverse effect on our operating results and financial condition.

Significant Trends Impacting the Business

Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) to be a pandemic. COVID-19 has spread throughout the U.S. and the world. COVID-19 is impacting consumer shopping patterns and demand for goods in certain product categories. Additionally, COVID-19 has disrupted certain parts of our supply chain, which in certain cases, limited our ability to fulfill demand and may limit our ability to fulfill demand in the future. Surges in demand and shifts in shopping patterns related to COVID-19, as well as other factors, have strained the global freight network, which is resulting in higher costs, less capacity, and longer lead times.

During fiscal 2021, the COVID-19 related impact on our business included the effect of temporary closures of certain customer stores or limited hours of operation and materially lower store traffic which shifted consumer shopping preferences from brick and mortar to more online purchases. In addition, we saw high demand for healthcare products as well as cooking, storage and related product lines as consumers spent more time at home. We also experienced disruptions to our supply chain due to shifting consumer purchasing patterns, limited capacity of shipping containers, and COVID-19 related work stoppages in the global supply chain. During the first quarter of fiscal 2021, we implemented a number of temporary precautionary cost reduction measures, many of which we reversed during the second quarter of fiscal 2021, including restoration of all wages, salaries and director compensation to pre-COVID-19 levels. In addition, during the third quarter of fiscal 2021, we reinstituted merit increases, promotions and new associate hiring. In the third and fourth quarters of fiscal 2021, we continued to increase the amount of our investments including marketing, new product development and capital expenditures to continue progressing our Phase II transformation plan and longer-term opportunities to further grow our business.

During fiscal 2022, we were adversely impacted by COVID-19 related global supply chain disruptions and cost increases. We also saw recovery of our product lines and brands that were unfavorably impacted in fiscal 2021 as a result of the pandemic. Additionally, as customers have been able to return to more brick and mortar shopping, our mix of online sales has been negatively impacted compared to fiscal 2021.
Impacts could arise in the future as this situation continues to evolve, and additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. The extent of COVID-19’s impact on the demand for certain of our product lines in the future will depend on future developments, including the continued surges in the spread of COVID-19, our continued ability to source and distribute our products, the impact of COVID-19 on capital and financial markets, and the related impact on consumer confidence and spending, all of which are uncertain and difficult to predict considering the continuously evolving landscape. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

For additional information on our related material risks, see Item 1A., “Risk Factors.”

Global Supply Chain and Related Cost Inflation Trends
Surges in demand and shifts in shopping patterns related to COVID-19, as well as other factors, have continued to strain the global supply chain network, which has resulted in carrier-imposed capacity restrictions, carrier delays, and longer lead times. Demand for Chinese imports has caused shipment receiving and unloading backlogs at many U.S. ports that have been unable to keep pace with unprecedented inbound container volume. The situation has been further exacerbated by COVID-19 illness and protocols at many port locations. Due to the backlog and increasing trade imbalance with China, many shipping containers are not being sent back to China, or are being sent to China empty. With continued increases in demand for containers, limited supply and freight vendors bearing the cost of shipping empty containers, the market cost of inbound freight has increased by several multiples compared to calendar year 2020 averages. The disruptions in the global supply chain and freight networks are also resulting in shortages of qualified drivers, which has, and may continue to limit inbound and outbound shipment capacity and increase our costs of goods sold and certain operating expenses. In addition to increasing cost trends, our third party manufacturing partners are not equipped to hold meaningful amounts of inventory and if shipping container capacity remains limited or unavailable, they could pause manufacturing, which could ultimately impact our ability to meet consumer demand on a timely basis. Demand for raw materials, components and semiconductor chips impacted by the supply chain challenges described above has created surges in prices and shortages of these materials may become more significant which could further increase our costs. Further, in the U.S., the surge in demand for labor along with COVID-19 related government stimulus payments and rising hourly labor wages, have created labor shortages and higher labor costs. The majority of our hourly labor is employed in our distribution centers and these factors have, and may further, increase our costs and negatively impact our ability to attract and retain qualified associates. Global supply chain disruptions and related inflationary cost trends have adversely impacted our business, financial condition, cash flows and results of operations. Continuation of current trends, or more pronounced adverse impacts may arise which could have further negative impacts to our business, results of operations and financial condition.

EPA Compliance Costs
Some product lines within our Health & Wellness segment are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the EPA, U.S. Customs and Border Protection, the U.S. Food and Drug Administration, and the U.S. Consumer Product Safety Commission.

During fiscal 2022, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Health & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. The EPA approved modest changes to our labeling claims on packaging of the air and water filtration impacted products, which we implemented, and subsequently resumed shipping during fiscal 2022. Our fiscal 2022 consolidated, and Health & Wellness segment’s, net sales revenue, gross profit, SG&A, and operating income was materially and adversely impacted by the stop shipment actions and the time needed to execute repackaging plans after changes were approved by the EPA. While we have resumed normalized levels of shipping of the affected inventory, we are still in process of repackaging our existing inventory of impacted products. Additionally, as a result of continuing dialogue with the EPA, we are executing further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products. If we are not able to execute our repackaging plans on schedule to meet demand, our net sales revenue, gross profit and operating income could continue to be materially and adversely impacted. In addition, our net sales revenue could be materially and adversely impacted by customer returns, an increase in sales discounts and allowances and by the potential impact of distribution losses at certain retailers.

During fiscal 2022, we recorded a $13.1 million charge to cost of goods sold to write-off the obsolete packaging for the affected products in our inventory on-hand and in-transit as of the end of the first quarter of fiscal 2022. During fiscal 2022, we incurred additional compliance costs of $19.3 million, comprised of $14.6 million of incremental warehouse storage costs and legal fees, which were recognized in SG&A, and $4.7 million of storage, obsolete packaging and other charges from vendors, which were recognized in cost of goods sold. These charges are referred to throughout this Annual Report as “EPA compliance costs.” In addition, during fiscal 2022, we incurred and capitalized into inventory costs to repackage a portion of our existing inventory of the affected products and expect to continue to incur and capitalize such costs as we continue to repackage inventory. We also expect to incur additional compliance costs, which may include incremental freight, warehouse storage costs, charges from vendors, and legal fees, among other things. Such potential incremental EPA compliance costs will be expensed as incurred and could materially and adversely impact our consolidated and Health & Wellness segment's gross profit and operating income. Additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. Accordingly, our business, results of operations and financial condition could be adversely and materially impacted in ways that we are not able to predict today.

At this time, we are not aware of any fines or penalties related to this matter imposed against us by the EPA. While we do not anticipate material fines or penalties, there can be no assurances that such fines or penalties will not be imposed.

See Note 13 to the accompanying consolidated financial statements for additional information and Item 1A., “Risk Factors” in this Annual Report for additional information on our related material risks.

Potential Impact of Tariffs
Since 2019, the Office of the U.S. Trade Representative (‘‘USTR’’) has imposed, and in certain cases subsequently reduced or suspended, additional tariffs on products imported from China. We purchase a high concentration of our products from unaffiliated manufacturers located in China. This concentration exposes us to risks associated with doing business globally, including changes in tariffs. Any alteration of trade agreements and terms between China and the U.S., including limiting trade with China, imposing additional tariffs on imports from China and potentially imposing other restrictions on imports from China to the U.S. may result in further or higher tariffs or retaliatory trade measures by China. Furthermore, in certain cases, we have been successful in obtaining tariff exclusions from the USTR on certain products that we import. These exclusions generally expire after a designated period of time. In the case that a tariff exclusion is not granted or extended, higher tariffs would be assessed on the related products.

Potential Impact of Brexit
The transitional exit of the U.K. from E.U. membership (commonly referred to as “Brexit”) could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and associates, which could have an adverse effect on our business, financial results and operations. The U.K. and the E.U. signed an EU-UK Trade and Cooperation Agreement (the “TCA”), which became provisionally applicable on January 1, 2021 and was formally approved by the European Parliament on May 1, 2021. The ultimate effects of Brexit will depend, in part, on how the terms of the TCA take effect in practice and on any other agreements the U.K. may make with the EU. Recent effects include changes in customs regulations, shortages of truck drivers in the U.K., and administrative burdens placed on transportation companies, which have lead to challenges and delays in moving inventory across U.K./EU borders, and higher importation, freight and distribution costs. If such trends continue, we may experience further cost increases. The TCA and any future trade negotiations could potentially disrupt the markets we serve and the tax jurisdictions in which we operate, adversely change tax benefits or liabilities in these or other jurisdictions, and cause us to lose customers, suppliers, and associates. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.

Potential Impact of LIBOR Transition
LIBOR, which is the interest rate benchmark used as a reference rate on our variable rate debt and related interest rate swaps, began being phased out at the beginning of calendar year 2022, with the one-month LIBOR, which we utilize as a reference rate, scheduled to cease immediately after June 30, 2023. A reference rate based on the SOFR, and other alternative benchmark rates, are replacing LIBOR. We intend to amend our variable rate debt agreements and related interest rate swaps, to replace LIBOR with an agreed upon replacement index, such as Bloomberg’s Short-Term Bank Yield Index (“BSBY”) or similar index, prior to the one-month LIBOR ceasing, which could result in higher interest rates and adversely affect our interest expense. For additional information, refer to Item 1A., “Risk Factors” and Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report.

Potential Impact of Macroeconomic Trends
Since March 2020, interest rates have remained at historically low levels, primarily due to impacts to the U.S economy caused by COVID-19. More recently, higher consumer demand, lower interest rates, global supply chain disruption, and other factors have contributed to rapidly accelerating economic inflation. To offset the impacts of inflation, the Federal Open Market Committee ("FOMC") has been, and intends to continue, raising interest rates throughout the remainder of 2022 and possibly into 2023. While the actual timing and extent of the future increases in interest rates remains unknown, higher long-term interest rates may have a material adverse impact to us as a higher cost of capital could significantly increase our interest expense on outstanding long-term debt. High inflation and interest rates also have the potential to negatively impact consumer spending, which may adversely impact our business, financial condition, cash flows and results of operations.

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

Changes in foreign currency exchange rates had a favorable impact on consolidated U.S. Dollar reported net sales revenue of approximately $6.8 million, or 0.3% for fiscal 2022 and an unfavorable impact of approximately $0.4 million, or less than 0.1% for fiscal 2021 and $7.0 million, or 0.4% for fiscal 2020.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 78% of our consolidated net sales revenue in fiscal 2022 was from U.S. shipments compared to 79% of consolidated net sales revenue in both fiscal 2021 and 2020.

Our concentration of sales reflects the evolution of consumer shopping preferences to online or multichannel shopping experiences. For fiscal 2022, 2021 and 2020, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 24%, 26% and 24%, respectively, of our total consolidated net sales revenue and decreased approximately 1.3% in fiscal 2022 and grew approximately 32% and 34% in fiscal 2021 and 2020, respectively, over the prior fiscal year periods.

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

Variability of the Cough/Cold/Flu Season
Sales in several of our Health & Wellness segment categories are highly correlated to the severity of winter weather and cough/cold/flu incidence. In the U.S., the cough/cold/flu season historically runs from November through March, with peak activity normally in January to March. The 2021-2022 cough/cold/flu season was below historical averages, but higher than the 2020-2021 season, which experienced historically low incidence levels due to COVID-19 prevention measures including mask-wearing, remote learning, work from home, and reduced travel, brick and mortar shopping, and group gatherings. The 2019-2020 cough/cold/flu season was in line with historical averages for such season.

Results of Operations
This section provides an analysis of our results of operations for fiscal year 2022 as compared to fiscal year 2021 including descriptions of material changes. Refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2021 Annual Report on Form 10-K, filed with the SEC on April 29, 2021, for an analysis of the fiscal year 2021 results of operations as compared to fiscal year 2020, which such section is hereby incorporated by reference. Additionally, as previously noted, in the fourth quarter of fiscal 2022, we changed the names of two of our segments to align with the growth in certain product offerings and brands within our portfolio. Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our 2021 Annual Report on Form 10-K references the previously named “Housewares” segment which has been changed to “Home & Outdoor,” and our previously named “Health & Home” segment which has been changed to “Health & Wellness.” There were no changes to the products or brands included within our reportable segments as part of these name changes.

The following table provides selected operating data, in U.S. Dollars, as a percentage of net sales revenue, and as a year-over-year percentage change.

	Fiscal Years Ended Last Day of February,			% of Sales Revenue, net			% Change
(in thousands)	2022 (1)(2)	2021 (2)	2020 (2)	2022	2021	2020	22/21	21/20
Sales revenue by segment, net
Home & Outdoor	$865,844	$727,354	$640,965	38.9%	34.7%	37.5%	19.0%	13.5%
Health & Wellness	777,080	890,191	685,397	35.0%	42.4%	40.1%	(12.7)%	29.9%
Beauty	580,431	481,254	381,070	26.1%	22.9%	22.3%	20.6%	26.3%
Total sales revenue, net	2,223,355	2,098,799	1,707,432	100.0%	100.0%	100.0%	5.9%	22.9%
Cost of goods sold	1,270,168	1,171,497	972,966	57.1%	55.8%	57.0%	8.4%	20.4%
Gross profit	953,187	927,302	734,466	42.9%	44.2%	43.0%	2.8%	26.3%
SG&A	680,257	637,012	511,902	30.6%	30.4%	30.0%	6.8%	24.4%
Asset impairment charges	—	8,452	41,000	—%	0.4%	2.4%	*	(79.4)%
Restructuring charges	380	350	3,313	—%	—%	0.2%	8.6%	(89.4)%
Operating income	272,550	281,488	178,251	12.3%	13.4%	10.4%	(3.2)%	57.9%
Non-operating income, net	260	559	394	—%	—%	—%	(53.5)%	41.9%
Interest expense	12,844	12,617	12,705	0.6%	0.6%	0.7%	1.8%	(0.7)%
Income before income tax	259,966	269,430	165,940	11.7%	12.8%	9.7%	(3.5)%	62.4%
Income tax expense	36,202	15,484	13,607	1.6%	0.7%	0.8%	*	13.8%
Net income	$223,764	$253,946	$152,333	10.1%	12.1%	8.9%	(11.9)%	66.7%

(1)Fiscal 2022 includes approximately nine weeks of operating results from Osprey, acquired on December 29, 2021. For additional information see Note 7 to the accompanying consolidated financial statements.

(2)Fiscal 2020 includes approximately five weeks of operating results from Drybar Products, acquired on January 23, 2020, and fiscal 2022 and 2021 include a full year of operating results. For additional information see Note 7 to the accompanying consolidated financial statements

*    Calculation is not meaningful.

Fiscal 2022 Financial Results

•Consolidated net sales revenue increased 5.9%, or $124.6 million, to $2,223.4 million compared to $2,098.8 million for the same period last year.

•Consolidated operating income decreased 3.2%, or $8.9 million, to $272.6 million, compared to $281.5 million for the same period last year. Consolidated operating margin decreased 1.1 percentage points to 12.3%, compared to 13.4% for the same period last year. Consolidated operating income for fiscal 2022 includes pre-tax restructuring charges of $0.4 million related to Project Refuel, pre-tax acquisition-related expenses of $2.4 million, and pre-tax EPA compliance costs of $32.4 million. Consolidated operating income for fiscal 2021 included pre-tax asset impairment charges of $8.5 million and pre-tax restructuring charges of $0.4 million related to Project Refuel.

•Consolidated adjusted operating income increased 6.2%, or $20.7 million, to $355.1 million, compared to $334.4 million for the same period last year. Consolidated adjusted operating margin increased 0.1 percentage points to 16.0% of consolidated net sales revenue, compared to 15.9% for the same period last year.

•Net income decreased 11.9%, or $30.2 million, to $223.8 million, compared to $253.9 million for the same period last year. Diluted EPS decreased 9.0% to $9.17, compared to $10.08 for the same period last year.

•Adjusted income increased 2.8% to $301.8 million, compared to $293.7 million for the same period last year. Adjusted diluted EPS increased 6.1% to $12.36, compared to $11.65 for the same period last year.

Fiscal 2021 Financial Results

•Consolidated net sales revenue increased 22.9%, or $391.4 million, to $2,098.8 million in fiscal 2021, compared to $1,707.4 million in fiscal 2020.

•Consolidated operating income increased 57.9%, or $103.2 million, to $281.5 million in fiscal 2021, compared to $178.3 million in fiscal 2020. Consolidated operating margin increased 3.0 percentage points to 13.4% in fiscal 2021, compared to 10.4% in fiscal 2020. Consolidated operating income for fiscal 2021 included pre-tax asset impairment charges of $8.5 million and pre-tax restructuring charges of $0.4 million related to Project Refuel. Consolidated operating income for fiscal 2020 included pre-tax asset impairment charges of $41.0 million, pre-tax restructuring charges of $3.3 million related to Project Refuel, and pre-tax acquisition-related expenses of $2.5 million.

•Consolidated adjusted operating income increased 24.2%, or $65.1 million, to $334.4 million in fiscal 2021, compared to $269.3 million in fiscal 2020. Consolidated adjusted operating margin increased 0.1 percentage point to 15.9% of consolidated net sales revenue in fiscal 2021, compared to 15.8% in fiscal 2020.

•Net income increased 66.7%, or $101.6 million, to $253.9 million in fiscal 2021, compared to $152.3 million in fiscal 2020. Diluted EPS increased 67.4% to $10.08 in fiscal 2021, compared to $6.02 in fiscal 2020.

•Adjusted income increased 24.7% to $293.7 million in fiscal 2021, compared to $235.6 million in fiscal 2020. Adjusted diluted EPS increased 25.3% to $11.65 in fiscal 2021, compared to $9.30 in fiscal 2020.

Consolidated and Segment Net Sales Revenue

The following tables summarize the impact that Organic business, foreign currency, and acquisitions had on our net sales revenue by segment:

	Fiscal Year Ended Last Day of February,
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Fiscal 2021 sales revenue, net	$727,354	$890,191	$481,254	$2,098,799
Organic business	113,495	(116,690)	96,550	93,355
Impact of foreign currency	622	3,579	2,627	6,828
Acquisition (1)	24,373	—	—	24,373
Change in sales revenue, net	138,490	(113,111)	99,177	124,556
Fiscal 2022 sales revenue, net	$865,844	$777,080	$580,431	$2,223,355

Total net sales revenue growth (decline)	19.0%	(12.7)%	20.6%	5.9%
Organic business	15.6%	(13.1)%	20.1%	4.4%
Impact of foreign currency	0.1%	0.4%	0.5%	0.3%
Acquisition	3.4%	—%	—%	1.2%

	Fiscal Year Ended Last Day of February,
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Fiscal 2020 sales revenue, net	$640,965	$685,397	$381,070	$1,707,432
Organic business	85,916	202,786	57,110	345,812
Impact of foreign currency	473	2,008	(2,926)	(445)
Acquisition (2)	—	—	46,000	46,000
Change in sales revenue, net	86,389	204,794	100,184	391,367
Fiscal 2021 sales revenue, net	$727,354	$890,191	$481,254	$2,098,799

Total net sales revenue growth (decline)	13.5%	29.9%	26.3%	22.9%
Organic business	13.4%	29.6%	15.0%	20.3%
Impact of foreign currency	0.1%	0.3%	(0.8)%	—%
Acquisition	—%	—%	12.1%	2.7%

(1)On December 29, 2021, we completed the acquisition of Osprey. Osprey sales are reported in Acquisition in fiscal 2022 and consist of approximately nine weeks of operating results. For additional information see Note 7 to the accompanying consolidated financial statements.

(2)On January 23, 2020, we completed the acquisition of Drybar Products. Drybar Products sales prior to the first annual anniversary of the acquisition are reported in Acquisition in fiscal 2021 and consist of approximately 47 weeks of incremental operating results. For additional information see Note 7 to the accompanying consolidated financial statements.

In the above tables, Organic business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand was acquired, excluding the impact that foreign currency remeasurement had on reported net sales revenue. Net sales revenue from internally developed brands or product lines is considered Organic business activity.

We define Core business as strategic business that we expect to be an ongoing part of our operations, and Non-Core business as business or net assets (including net assets held for sale) that we expect to divest within a year of its designation as Non-Core. During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Personal Care business. As a result, sales from our Personal Care business are included in Non-Core business for all periods presented. On June 7, 2021, we completed the sale of our North America Personal Care business. Sales from our Latin America and Caribbean Personal Care businesses continue to be included in Non-Core business for all periods presented as the related net assets continue to be classified as held for sale. Subsequent to our fiscal 2022 year end, on March 25, 2022, we completed the sale of the Latin America and Caribbean Personal Care businesses.

The following tables summarize the impact that Core business and Non-Core (Personal Care) business had on our net sales revenue by segment:

	Fiscal Year Ended Last Day of February,
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Fiscal 2021 sales revenue, net	$727,354	$890,191	$481,254	$2,098,799
Core business	138,490	(113,111)	143,407	168,786
Non-Core business (Personal Care)	—	—	(44,230)	(44,230)
Change in sales revenue, net	138,490	(113,111)	99,177	124,556
Fiscal 2022 sales revenue, net	$865,844	$777,080	$580,431	$2,223,355

Total net sales revenue growth (decline)	19.0%	(12.7)%	20.6%	5.9%
Core business	19.0%	(12.7)%	29.8%	8.0%
Non-Core business (Personal Care)	—%	—%	(9.2)%	(2.1)%

	Fiscal Year Ended Last Day of February,
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Fiscal 2020 sales revenue, net	$640,965	$685,397	$381,070	$1,707,432
Core business	86,389	204,794	114,176	405,359
Non-Core business (Personal Care)	—	—	(13,992)	(13,992)
Change in sales revenue, net	86,389	204,794	100,184	391,367
Fiscal 2021 sales revenue, net	$727,354	$890,191	$481,254	$2,098,799

Total net sales revenue growth (decline)	13.5%	29.9%	26.3%	22.9%
Core business	13.5%	29.9%	30.0%	23.7%
Non-Core business (Personal Care)	—%	—%	(3.7)%	(0.8)%

Leadership Brand and Other Net Sales Revenue

The following table summarizes our Leadership Brand and other net sales revenue:

	Fiscal Years Ended Last Day of February,			$ Change		% Change
(in thousands)	2022	2021	2020	22/21	21/20	22/21	21/20
Leadership Brand sales revenue, net (1)(2)	$1,810,249	$1,706,545	$1,360,059	$103,704	$346,486	6.1%	25.5%
All other sales revenue, net	413,106	392,254	347,373	20,852	44,881	5.3%	12.9%
Total sales revenue, net	$2,223,355	$2,098,799	$1,707,432	$124,556	$391,367	5.9%	22.9%

(1)Fiscal 2022 includes approximately nine weeks of operating results from Osprey, acquired on December 29, 2021. For additional information see Note 7 to the accompanying consolidated financial statements.

(2)Fiscal 2022 and 2021 include a full year of operating results from Drybar Products, acquired on January 23, 2020, compared to approximately five weeks of operating results in fiscal 2020. For additional information see Note 7 to the accompanying consolidated financial statements.

Consolidated Net Sales Revenue

Comparison of Fiscal 2022 to 2021
Consolidated net sales revenue increased $124.6 million, or 5.9%, to $2,223.4 million, compared to $2,098.8 million. Growth was driven by an increase from Organic business of $93.4 million, or 4.4%, primarily due to:
•higher brick and mortar and online channel sales in our Beauty and Home & Outdoor segments primarily reflecting strong consumer demand and the favorable comparative impact of COVID-19 related store closures, reduced store traffic and a soft back-to-school season in the prior year;
•higher sales in the club and closeout channels;
•growth in consolidated international sales; and
•the impact of customer price increases related to rising freight and product costs.

These factors were partially offset by:
•a decrease in sales in our Health & Wellness segment as a result of the EPA packaging compliance matter and related stop shipment actions and stronger COVID-19 driven demand for healthcare and healthy living products, primarily in thermometry and air filtration, in the comparative prior year; and
•a net sales revenue decline in Non-Core business primarily due to the sale of our North America Personal Care business during the second quarter of fiscal 2022.

The Osprey acquisition also contributed $24.4 million, or 1.2%, to consolidated net sales revenue growth. Net sales revenue was also favorably impacted by net foreign currency fluctuations of approximately $6.8 million, or 0.3%.

Net sales revenue from our Leadership Brands was $1,810.2 million, compared to $1,706.5 million, representing growth of 6.1%.

Segment Net Sales Revenue
Home & Outdoor

Comparison of Fiscal 2022 to 2021
Net sales revenue increased $138.5 million, or 19.0%, to $865.8 million, compared to $727.4 million. Growth was driven by an increase from Organic business of $113.5 million, or 15.6%, primarily due to:

•higher brick and mortar and online channel sales driven by strong consumer demand and the favorable comparative impact of COVID-19 related store closures, reduced store traffic and a soft back-to-school season in the prior year;
•higher sales in the club and closeout channels;
•growth in international sales; and
•the impact of customer price increases related to rising freight and product costs.

Net sales revenue growth also benefited from approximately nine weeks of net sales revenue of $24.4 million, or 3.4%, from the Osprey acquisition. Net sales revenue was also favorably impacted by net foreign currency fluctuations of approximately $0.6 million, or 0.1%.

Health & Wellness

Comparison of Fiscal 2022 to 2021
Net sales revenue decreased $113.1 million, or 12.7%, to $777.1 million, compared to $890.2 million. The decrease was primarily driven by a decrease from Organic business of $116.7 million, or 13.1%, primarily due to:
•a decrease in both brick and mortar and online sales of air filtration, water filtration, and humidification products as a result of the EPA packaging compliance matter and related stop shipment actions;
•a decline in sales of thermometers and air filtration products due to stronger COVID-19 driven demand for healthcare and healthy living products in the comparative prior year; and
•the unfavorable impact on sales of air filtration products driven by greater wildfire activity on the west coast of the U.S. in the comparative prior year.

These factors were partially offset by an increase in sales of fans as some customers accelerated seasonal orders, and the impact of customer price increases related to rising freight and product costs.

Net sales revenue was also favorably impacted by net foreign currency fluctuations of approximately $3.6 million, or 0.4%.

Beauty

Comparison of Fiscal 2022 to 2021
Net sales revenue increased $99.2 million, or 20.6%, to $580.4 million, compared to $481.3 million. The increase was driven by an increase from Organic business of $96.6 million, or 20.1%, primarily due to:
•higher brick and mortar and online channel sales driven by strong consumer demand and the favorable comparative impact of COVID-19 related store closures and reduced store traffic in the prior year;
•new product introductions;
•expanded distribution primarily in the club channel;
•increased closeout channel sales; and
•higher international sales.

These factors were partially offset by a decline in Non-Core business net sales revenue primarily due to the sale of the North America Personal Care business during the second quarter of fiscal 2022.

Net sales revenue was also favorably impacted by net foreign currency fluctuations of approximately $2.6 million, or 0.5%.

Consolidated Gross Profit Margin

Comparison of Fiscal 2022 to 2021
Consolidated gross profit margin decreased 1.3 percentage points to 42.9%, compared to 44.2%. The decrease in consolidated gross profit margin was primarily due to:
•the net dilutive impact of inflationary costs and related customer price increases;
•EPA compliance costs recognized in cost of goods sold in the Health & Wellness segment of $17.8 million; and
•a less favorable channel mix within the Home & Outdoor segment.

These factors were partially offset by a more favorable product mix within the Beauty and Home & Outdoor segments and a favorable mix of more Beauty and Home & Outdoor sales within our consolidated net sales revenue.

Consolidated SG&A

Comparison of Fiscal 2022 to 2021
Consolidated SG&A ratio increased 0.2 percentage points to 30.6%, compared to 30.4%. The increase in the consolidated SG&A ratio was primarily due to:
•the comparative impact of higher personnel expense due to cost reduction initiatives in the prior year period related to the uncertainty of COVID-19;
•EPA compliance costs of $14.6 million in the Health & Wellness segment as a result of the EPA packaging compliance matter and related stop shipment actions;
•higher share-based compensation expense; and
•increased distribution expense.

These factors were partially offset by:
•a decrease in marketing expense;
•lower royalty expense;
•reduced amortization expense; and
•the favorable leverage impact of net sales growth.

Asset Impairment Charges

Fiscal 2022
We did not record any asset impairment charges.

Fiscal 2021
As a result of our quarterly impairment evaluation of long-lived assets held for sale, we recorded an asset impairment charge of $8.5 million ($7.4 million after tax) to reduce the goodwill of our Personal Care business during the fourth quarter of fiscal 2021.

Restructuring Charges

Fiscal 2022
We incurred $0.4 million of pre-tax restructuring costs related to employee severance and termination benefits under Project Refuel. During fiscal 2022, we made total cash restructuring payments of $0.5 million.

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

Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment

In order to provide a better understanding of the impact of certain items on our operating income, the tables that follow report the comparative pre-tax impact of asset impairment charges, acquisition-related expenses, EPA compliance costs, restructuring charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods presented below. Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended February 28, 2022
(in thousands)	Home & Outdoor (1)		Health & Wellness		Beauty (2)		Total
Operating income, as reported (GAAP)	$134,925	15.6%	$39,217	5.0%	$98,408	17.0%	$272,550	12.3%
Acquisition-related expenses	2,424	0.3%	—	—%	—	—%	2,424	0.1%
EPA compliance costs	—	—%	32,354	4.2%	—	—%	32,354	1.5%
Restructuring charges	369	—%	—	—%	11	—%	380	—%
Subtotal	137,718	15.9%	71,571	9.2%	98,419	17.0%	307,708	13.8%
Amortization of intangible assets	2,891	0.3%	2,284	0.3%	7,589	1.3%	12,764	0.6%
Non-cash share-based compensation	13,812	1.6%	12,001	1.5%	8,805	1.5%	34,618	1.6%
Adjusted operating income (non-GAAP)	$154,421	17.8%	$85,856	11.0%	$114,813	19.8%	$355,090	16.0%

	Fiscal Year Ended February 28, 2021
(in thousands)	Home & Outdoor		Health & Wellness		Beauty (2)		Total
Operating income, as reported (GAAP)	$122,487	16.8%	$94,103	10.6%	$64,898	13.5%	$281,488	13.4%
Asset impairment charges	—	—%	—	—%	8,452	1.8%	8,452	0.4%
Restructuring charges	249	—%	(6)	—%	107	—%	350	—%
Subtotal	122,736	16.9%	94,097	10.6%	73,457	15.3%	290,290	13.8%
Amortization of intangible assets	2,055	0.3%	8,611	1.0%	6,977	1.4%	17,643	0.8%
Non-cash share-based compensation	10,278	1.4%	9,191	1.0%	6,949	1.4%	26,418	1.3%
Adjusted operating income (non-GAAP)	$135,069	18.6%	$111,899	12.6%	$87,383	18.2%	$334,351	15.9%

	Fiscal Year Ended February 29, 2020
(in thousands)	Home & Outdoor		Health & Wellness		Beauty (2)		Total
Operating income (loss), as reported (GAAP)	$123,135	19.2%	$68,166	9.9%	$(13,050)	(3.4)%	$178,251	10.4%
Acquisition-related expenses	—	—%	—	—%	2,546	0.7%	2,546	0.1%
Asset impairment charges	—	—%	—	—%	41,000	10.8%	41,000	2.4%
Restructuring charges	1,351	0.2%	93	—%	1,869	0.5%	3,313	0.2%
Subtotal	124,486	19.4%	68,259	10.0%	32,365	8.5%	225,110	13.2%
Amortization of intangible assets	2,055	0.3%	10,539	1.5%	8,677	2.3%	21,271	1.2%
Non-cash share-based compensation	7,218	1.1%	9,717	1.4%	5,994	1.6%	22,929	1.3%
Adjusted operating income (non-GAAP)	$133,759	20.9%	$88,515	12.9%	$47,036	12.3%	$269,310	15.8%

(1)Fiscal 2022 includes approximately nine weeks of operating results from Osprey, acquired on December 29, 2021. For additional information see Note 7 to the accompanying consolidated financial statements.

(2)Fiscal 2022 and 2021 include a full year of operating results from Drybar Products, acquired on January 23, 2020, compared to approximately five weeks of operating results in fiscal 2020. For additional information see Note 7 to the accompanying consolidated financial statements.

Consolidated Operating Income

Comparison of Fiscal 2022 to 2021
Consolidated operating income was $272.6 million, or 12.3% of net sales revenue, compared to $281.5 million, or 13.4% of net sales revenue. Fiscal 2022 includes pre-tax acquisition-related expenses of $2.4 million, pre-tax EPA compliance costs of $32.4 million, and pre-tax restructuring charges of $0.4 million, compared to pre-tax asset impairment charges of $8.5 million and pre-tax restructuring charges of $0.4 million in fiscal 2021. The effect of these items unfavorably impacted the year-over-year comparison of consolidated operating margin by a combined 1.2 percentage points. The remaining 0.1 percentage point increase in consolidated operating margin was primarily driven by:
•a favorable product mix within the Beauty and Home & Outdoor segment and a favorable mix of more Beauty and Home & Outdoor sales within our consolidated net sales revenue;
•a decrease in marketing expense;
•lower royalty expense; and
•reduced amortization expense.

These factors were partially offset by:
•the net dilutive impact of inflationary costs and related customer price increases;
•the comparative impact of higher personnel expense due to cost reduction initiatives in the prior year period related to the uncertainty of COVID-19;
•higher share-based compensation expense;
•increased distribution expense; and
•a less favorable channel mix within the Home & Outdoor segment.

Consolidated adjusted operating income increased 6.2% to $355.1 million, or 16.0% of net sales revenue, compared to $334.4 million, or 15.9% of net sales revenue.

Home & Outdoor

Comparison of Fiscal 2022 to 2021
Operating income was $134.9 million, or 15.6% of segment net sales revenue, compared to $122.5 million, or 16.8% of segment net sales revenue. The 1.2 percentage point decrease in segment operating margin was primarily due to:
•a less favorable channel mix;
•an increase in marketing expense;
•higher acquisition-related expense in connection with the Osprey transaction;
•the net dilutive impact of inflationary costs and related customer price increases; and
•higher share-based compensation expense.

These factors were partially offset by favorable operating leverage and a more favorable product mix.

Adjusted operating income increased 14.3% to $154.4 million, or 17.8% of segment net sales revenue, compared to $135.1 million, or 18.6% of segment net sales revenue.

Health & Wellness

Comparison of Fiscal 2022 to 2021
Operating income was $39.2 million, or 5.0% of segment net sales revenue, compared to $94.1 million, or 10.6% of segment net sales revenue. The 5.6 percentage point decrease in segment operating margin is primarily due to:
•unfavorable operating leverage;
•EPA compliance costs of $32.4 million;
•the net dilutive impact of inflationary costs and related customer price increases;

•higher personnel expense;
•increased inventory obsolescence expense;
•increased distribution expense; and
•higher share-based compensation expense.

These factors were partially offset by:
•a decrease in marketing expense;
•lower inbound air freight expense;
•the favorable comparative impact of tariff exclusion refunds received in fiscal 2022;
•lower royalty expense;
•reduced amortization expense; and
•decreased annual incentive compensation expense.

Adjusted operating income decreased 23.3% to $85.9 million, or 11.0% of segment net sales revenue, compared to $111.9 million, or 12.6% of segment net sales revenue.

Beauty

Comparison of Fiscal 2022 to 2021
Operating income was $98.4 million, or 17.0% of segment net sales revenue, compared to $64.9 million, or 13.5% of segment net sales revenue. Operating income in fiscal 2021 included $8.5 million of pre-tax asset impairment charges. The effect of this item favorably impacted the year-over-year comparison of segment operating margin by 1.8 percentage points. The remaining 1.7 percentage point increase in segment operating margin was primarily due to:
•favorable operating leverage;
•a more favorable product mix;
•lower inventory obsolescence expense;
•a decrease in outbound freight costs; and
•reduced royalty expense as a result of the amended Revlon trademark license.

These factors were partially offset by:
•increased marketing expense;
•higher shared-based compensation expense; and
•the net dilutive impact of inflationary costs and related customer price increases.

Adjusted operating income increased 31.4% to $114.8 million, or 19.8% of segment net sales revenue, compared to $87.4 million, or 18.2% of segment net sales revenue.

Interest Expense

Comparison of Fiscal 2022 to 2021
Interest expense was $12.8 million, compared to $12.6 million. The increase in interest expense was primarily due to higher average levels of debt outstanding, including borrowings to fund the acquisition of Osprey, partially offset by lower average interest rates compared to the prior year.

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

Upon the enactment of the Tax Act in fiscal 2018, there was a net operating loss on our balance sheet, which was measured using the U.S. statutory tax rate in effect prior to enactment. As a result of the Tax Act, we were required to record a one-time charge of $17.9 million in fiscal 2018, which included a charge of $9.4 million to remeasure the net operating loss at the reduced rate at which it was expected to reverse in the future. The CARES Act effectively reversed the impact of the Tax Act on our net operating loss, resulting in a corresponding tax benefit of $9.4 million recorded in the first quarter of fiscal 2021. Fiscal 2022 income tax expense as a percentage of income before income tax was 13.9% compared to income tax expense of 5.7% for fiscal 2021, primarily due to the mix of income in our various tax jurisdictions and the benefit of the CARES Act in fiscal 2021, partially offset by the favorable comparative impact of increases in liabilities related to uncertain tax positions in the prior year.

Our Macau subsidiary generates income from the sale of the goods that it has sourced and procured. This subsidiary is responsible for the sourcing and procurement of a large portion of the products that we sell. We previously had an indefinite tax holiday in Macau conditioned on the subsidiary meeting certain employment and investment thresholds. The Macau Offshore Law and its supplementary regulations that grant tax incentives to approved offshore institutions was abolished on January 1, 2021. Existing approved offshore institutions such as ours continued to operate under the offshore regime until the end of the calendar year 2020. Beginning in calendar year 2021, our Macau subsidiary transitioned to onshore status and became subject to a statutory corporate income tax of approximately 12%. Because our Macau subsidiary is not directly or indirectly owned by a U.S. parent, there is no U.S. tax liability associated with the income generated in Macau.

Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP)

In order to provide a better understanding of the impact of certain items on our income and diluted EPS, the tables that follow report the comparative after-tax impact of asset impairment charges, acquisition-related expenses, EPA compliance costs, restructuring charges, tax reform, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on income and diluted EPS for the periods presented below. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended February 28, 2022
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$259,966	$36,202	$223,764	$10.65	$1.48	$9.17
Acquisition-related expenses	2,424	87	2,337	0.10	—	0.10
EPA compliance costs	32,354	485	31,869	1.33	0.02	1.31
Restructuring charges	380	6	374	0.02	—	0.02
Subtotal	295,124	36,780	258,344	12.09	1.51	10.58
Amortization of intangible assets	12,764	1,010	11,754	0.52	0.04	0.48
Non-cash share-based compensation	34,618	2,965	31,653	1.42	0.12	1.30
Adjusted (non-GAAP)	$342,506	$40,755	$301,751	$14.03	$1.67	$12.36

Weighted average shares of common stock used in computing diluted EPS						24,410

	Fiscal Year Ended February 28, 2021
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$269,430	$15,484	$253,946	$10.69	$0.61	$10.08
Asset impairment charges	8,452	1,009	7,443	0.34	0.04	0.30
Restructuring charges	350	2	348	0.01	—	0.01
Tax reform	—	9,357	(9,357)	—	0.37	(0.37)
Subtotal	278,232	25,852	252,380	11.04	1.03	10.02
Amortization of intangible assets	17,643	865	16,778	0.70	0.03	0.67
Non-cash share-based compensation	26,418	1,926	24,492	1.05	0.08	0.97
Adjusted (non-GAAP)	$322,293	$28,643	$293,650	$12.79	$1.14	$11.65

Weighted average shares of common stock used in computing diluted EPS						25,196

	Fiscal Year Ended February 29, 2020
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$165,940	$13,607	$152,333	$6.55	$0.54	$6.02
Acquisition-related expenses	2,546	38	2,508	0.10	—	0.10
Asset impairment charges	41,000	4,574	36,426	1.62	0.18	1.44
Restructuring charges	3,313	161	3,152	0.13	0.01	0.12
Subtotal	212,799	18,380	194,419	8.40	0.73	7.68
Amortization of intangible assets	21,271	1,245	20,026	0.84	0.05	0.79
Non-cash share-based compensation	22,929	1,803	21,126	0.91	0.07	0.83
Adjusted (non-GAAP)	$256,999	$21,428	$235,571	$10.15	$0.85	$9.30

Weighted average shares of common stock used in computing diluted EPS						25,322

Comparison of Fiscal 2022 to 2021
Net Income was $223.8 million compared to $253.9 million. Diluted EPS was $9.17 compared to $10.08. Diluted EPS decreased primarily due to lower operating income in the Health & Wellness segment and a higher effective income tax rate primarily due to the tax reform benefit recognized in the prior year, partially offset by higher operating income in the Beauty and Home & Outdoor segments and lower weighted average diluted shares outstanding.

Adjusted income increased $8.1 million, or 2.8%, to $301.8 million compared to $293.7 million. Adjusted diluted EPS increased 6.1% to $12.36 compared to $11.65.

Financial Condition, Liquidity and Capital Resources

Selected measures of our liquidity and capital resources for fiscal 2022 and 2021 are shown below:

	Fiscal Years Ended Last Day of February,
	2022	2021
Accounts receivable turnover (days) (1)	72.6	68.6
Inventory turnover (times) (1)	2.3	3.2
Working capital (in thousands)	$479,390	$357,045
Current ratio	1.8:1	1.6:1
Ending debt to ending equity ratio	61.3%	27.7%
Return on average equity (1)	17.5%	20.7%

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

We principally rely on our cash flow from operations and borrowings under our Credit Agreement (as defined below) to finance our operations, capital and intangible asset expenditures, acquisitions and share repurchases. Historically, our principal uses of cash to fund our operations have included operating expenses, primarily SG&A, and working capital, predominantly for inventory purchases and the extension of credit to our retail customers. We have typically been able to generate positive cash flow from operations sufficient to fund our operating activities. In the past, we have utilized a combination of available cash and existing, or additional, sources of financing to fund strategic acquisitions, share repurchases and capital investments. We generated $140.8 million in cash from operations during fiscal 2022 and had $33.4 million in cash and cash equivalents at February 28, 2022. As of February 28, 2022, the amount of cash and cash equivalents held by our foreign subsidiaries was $25.5 million. Capital and intangible asset expenditures in fiscal 2022 of $78.0 million included the purchase of land and initial construction expenditures related to a new two million square foot distribution center for our Home & Outdoor segment. During fiscal 2022 we acquired Osprey for $410.9 million in cash, net of cash acquired. The acquisition was funded with cash on hand and borrowings under our existing revolving credit facility. We have no existing activities involving special purpose entities or off-balance sheet financing.

Subsequent to our fiscal 2022 year end, we completed the acquisition of Curlsmith, which was funded with cash on hand and a $150.0 million borrowing under our existing revolving credit facility. For additional information, see Note 21 to the accompanying consolidated financial statements.

In addition to the $150.0 million of cash used for our acquisition of Curlsmith, our anticipated remaining material cash requirements in fiscal 2023 include the following:
•operating expenses, primarily SG&A and working capital predominately for inventory purchases and to carry normal levels of accounts receivable on our balance sheet;
•repayment of a current maturity of long term debt of $1.9 million;

•estimated interest payments of approximately $12.1 million based on outstanding debt obligations, weighted average interest rates and interest rate swaps in effect at February 28, 2022;
•minimum operating lease payments under existing obligations of approximately $8.3 million;
•minimum royalty payments under existing license agreements of approximately $7.4 million; and
•capital and intangible asset expenditures between approximately $180 million to $205 million to support ongoing operations and future infrastructure needs, including construction and equipment expenditures related to a new 2 million square foot distribution center that we expect to be operational by the end of fiscal 2023.

Our anticipated material cash requirements beyond fiscal 2023 include the following:
•operating expenses, primarily SG&A and working capital predominately for inventory purchases and to carry normal levels of accounts receivable on our balance sheet;
•outstanding long-term debt obligations maturing between fiscal 2024 and fiscal 2026, in an aggregate principal value of approximately $814.3 million, with $799.5 million of that amount maturing in fiscal 2026 (refer to Note 14 for additional information);
•estimated interest payments of approximately $10.8 million, $10.0 million and $0.4 million in fiscal 2024, fiscal 2025, and fiscal 2026, respectively, based on outstanding debt obligations, weighted average interest rates and interest rate swaps in effect at February 28, 2022 (refer to Note 14 for additional information);
•minimum operating lease payments of approximately $56.8 million over the term of our existing operating lease arrangements (refer to Note 3 for additional information);
•minimum royalty payments of approximately $22.8 million over the term of the existing license agreements (refer to Note 13 for additional information); and
•capital and intangible asset expenditures to support ongoing operations and future infrastructure needs.

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

We may also elect to repurchase additional shares of common stock under our Board of Directors' authorization, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing. For additional information, see Item 5., “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in this Annual Report.

Operating Activities

Comparison of Fiscal 2022 to 2021
Operating activities provided net cash of $140.8 million compared to $314.1 million. The decrease was primarily driven by a decrease in cash earnings and increases in cash used primarily for inventory purchases, customer incentives, annual incentive compensation payments, and accounts receivable to extend credit to our retail customers, partially offset by an increase in accrued income taxes.

Investing Activities

Investing activities used cash of $438.9 million and $98.7 million in fiscal 2022 and 2021, respectively.

Highlights from Fiscal 2022
•We paid $410.9 million, net of cash acquired, to acquire Osprey and made investments in capital and intangible asset expenditures of $78.0 million, of which $55.8 million was for land and initial construction expenditures related to a new 2 million square foot distribution center for our Home & Outdoor segment. In addition, capital and intangible asset expenditures of $22.2 million were made primarily for tools, molds, and other production equipment and computer, software, furniture and other equipment. These uses of cash for investing activities were partially offset by proceeds from the sale of our North America Personal Care business and property and equipment of $44.7 million and $5.3 million, respectively.

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

Financing Activities

Financing activities provided cash of $286.4 million in fiscal 2022 and used cash of $194.8 million in fiscal 2021.

Highlights from Fiscal 2022
•we had draws of $998.2 million under our Credit Agreement;
•we repaid $527.7 million drawn under our Credit Agreement;
•we repaid $1.9 million of long-term debt;
•we repurchased and retired 854,959 shares of common stock at an average price of $220.13 per share for a total purchase price of $188.2 million through a combination of open market purchases and the settlement of certain stock awards.

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

Credit Agreement and Other Debt Agreements

Credit Agreement

We have an amended credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1.25 billion and matures on March 13, 2025. Borrowings accrue interest under one of two alternative methods (based upon a Base Rate or LIBOR) as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment and letter of credit fees under the Credit Agreement.

The Credit Agreement includes a $300 million accordion, which can be used for term loan commitments. The accordion permits the Company to request to increase its borrowing capacity, not to exceed the $300 million commitment in the aggregate, provided certain conditions are met, including lender approval. Any increase to term loan commitments and revolving loan commitments must be made on terms identical to the revolving loans under the Credit Agreement and must have a maturity date of no earlier than March 13, 2025. Borrowings under the Credit Agreement bear interest at either the Base Rate or LIBOR, plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.0% and 1.0% to 2.0%, respectively, for Base Rate and LIBOR borrowings. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. We are able to repay amounts borrowed at any time without penalty.

As of February 28, 2022, the outstanding revolving loan principal balance was $799.5 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $32.7 million. The weighted average interest rate on borrowings outstanding under the Credit Agreement was 1.2% at February 28, 2022. As of February 28, 2022, the amount available for borrowings under the Credit Agreement was $417.8 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of February 28, 2022, these covenants did not limit our ability to incur $417.8 million of additional debt under the Credit Agreement.

Subsequent to our fiscal 2022 year end, we borrowed $150.0 million under our Credit Agreement in connection with the acquisition of Curlsmith. The proceeds of the borrowing and cash on hand were used to pay all of the cash consideration payable for the acquisition, including amounts for cash acquired. After giving effect to the borrowing on April 20, 2022, the remaining amount available for borrowings under our Credit Agreement was $192.8 million. As of April 20, 2022, covenants in the Credit Agreement did not limit our ability to incur $192.8 million of additional debt under the Credit Agreement. For additional information on the acquisition, see Note 21 to the accompanying consolidated financial statements.
For information on the potential impact of the transition from LIBOR, see the section entitled “Significant Trends Impacting the Business” to this Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other Debt Agreements

As of February 28, 2022, we have an aggregate principal balance of $16.7 million (excluding prepaid financing fees) under an unsecured loan agreement (the “MBFC Loan”) with the Mississippi Business Finance Corporation (the “MBFC”), which was entered into in connection with the issuance by MBFC of taxable industrial development revenue bonds (the “Bonds”). The borrowings were used to fund construction of our Olive Branch, Mississippi distribution facility. Since March 2018, the MBFC Loan can be called by the holder at any time. The loan can be prepaid without penalty. The remaining loan principal balance is payable as follows: $1.9 million on March 1, 2022 and $14.8 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

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

As of February 28, 2022, we were in compliance with all covenants as defined under the terms of the Credit Agreement and our other debt agreements.

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
(4)As defined in the Credit Agreement and Guaranty Agreement.

Critical Accounting Policies and Estimates

The SEC defines critical accounting estimates as those made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on a company's financial condition or results of operations. We consider the following estimates to meet this definition and represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements.

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

Deferred tax assets represent tax benefits for tax deductions or credits available in future years and require certain estimates and assumptions to determine whether it is more likely than not that all or a portion of the benefit will not be realized. The recoverability of these future tax deductions and credits is determined by assessing the adequacy of future expected taxable income from all sources, including the future reversal of existing taxable temporary differences, taxable income in carryback years, estimated future taxable income and available tax planning strategies. In projecting future taxable income, we begin with historical results and incorporate assumptions including future operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgement and are consistent with the plans and estimates we are using to manage our underlying business. Should a change in facts or circumstances, such as changes in our business plans, economic conditions or future tax legislation, lead to a change in judgment about the ultimate recoverability of a deferred tax asset, we record or adjust the related valuation allowance in the period that the change in facts and circumstances occurs, along with a corresponding increase or decrease in income tax expense. Additionally, if future taxable income varies from projected taxable income, we may be required to adjust our valuation allowance in future years.

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

Revenue Recognition
We measure revenue as the amount of consideration for which we expect to be entitled, in exchange for transferring goods. We allow for sales returns for defects in material and workmanship for periods ranging from two to five years, which are accounted for as variable consideration. We recognize an accrual for sales returns to reduce sales to reflect our best estimate of future customer returns, determined principally based on historical experience and specific allowances for known pending returns. If the historical data we use to estimate sales returns does not approximate future returns, additional accruals may be required resulting in a reduction to net sales revenue.

Certain customers may receive cash incentives such as customer discounts (including volume or trade discounts), advertising discounts and other customer-related programs, which are also accounted for as variable consideration. In some cases, we apply judgment, such as contractual rates and historical payment trends, when estimating variable consideration. Most of our variable consideration is classified as a reduction to net sales. In instances when we purchase a distinct good or service from our customer and fair value can be reasonably estimated, these amounts are expensed in our consolidated statements of income in SG&A. Estimating variable consideration entails a significant amount of subjectivity and uncertainty.

Valuation of Inventory
We record inventory on our balance sheet at the lower of average cost or net realizable value. We write down a portion of our inventory to net realizable value based on the historical sales trends of products and estimates about future demand and market conditions, among other factors. We regularly review our inventory for slow-moving items and for items that we are unable to sell at prices above their original cost. When we identify such an item, we use net realizable value as the basis for recording such inventory and base our estimates on expected future selling prices less expected disposal costs. These estimates entail a significant amount of inherent subjectivity and uncertainty. As a result, these estimates could vary significantly from the amounts that we may ultimately realize upon the sale of inventories if future economic conditions, product demand, product discontinuances, competitive conditions or other factors differ from our estimates and expectations. Additionally, changes in consumer demand, retailer inventory management strategies, transportation lead times, supplier capacity and raw material availability could make our inventory management and reserves more difficult to estimate.

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

Share-Based Compensation
We grant share-based compensation awards to non-employee directors and certain associates under our equity plans. We measure the cost of services received in exchange for equity awards, which include grants of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock awards (“PSAs”), and performance stock units (“PSUs”), based on the fair value of the awards on the grant date. These awards may be subject to attainment of certain service conditions, performance conditions and/or market conditions.

We grant PSAs and PSUs to certain officers and associates, which cliff vest after three years and are contingent upon meeting one or more defined operational performance metrics over the three year performance period (“Performance Condition Awards”). The quantity of shares ultimately awarded can range from 0% to 200% of “Target”, as defined in the award agreement as 100%, based on the level of achievement against the defined operational performance metrics. We recognize compensation expense for Performance Condition Awards over the requisite service period to the extent performance conditions are considered probable. Estimating the number of shares of Performance Condition Awards that are probable of vesting requires judgment, including assumptions about future operating performance. While the assumptions used to estimate the probability of achievement against the defined operational performance metrics are management's best estimates, such estimates involve inherent uncertainties. The extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment to share-based compensation expense in the period estimates are revised.

The critical accounting estimates described above supplement the description of our accounting policies disclosed in Note 1 to the accompanying consolidated financial statements. Note 1 describes several other policies that are important to the preparation of our consolidated financial statements, but do not meet the SEC's definition of critical accounting estimates.

New Accounting Guidance

For information on recently adopted and issued accounting pronouncements, see Note 2 to the accompanying consolidated financial statements.

Information Regarding Forward-Looking Statements

Certain written and oral statements in this Annual Report may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this Annual Report, in other filings with the SEC, in press releases, and in certain other oral and written presentations. Generally, the words “anticipates”, “believes”, “expects”, “plans”, “may”, “will”, “would”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “currently”, “continue”, “intends”, “outlook”, “forecasts”, “could”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that may occur in the future, including statements related to sales, EPS results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct. Forward-looking statements are subject to risks that could cause them to differ materially from actual results. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We believe that these risks include but are not limited to the risks described in this Annual Report under Item 1A., “Risk Factors” and that are otherwise described from time to time in our SEC reports as filed. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Changes in currency exchange rates and interest rates are our primary financial market risks.

Foreign Currency Risk
The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. Approximately 10%, 12%, and 14% of our net sales revenue was denominated in foreign currencies during fiscal 2022, 2021 and 2020, respectively. These sales were primarily denominated in Euros, Canadian Dollars, British Pounds, and Mexican Pesos. We make most of our inventory purchases from manufacturers in Asia and primarily use the U.S. Dollar for such purchases.

In our consolidated statements of income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign currency exchange rate gains and losses are recognized in SG&A. We recorded in SG&A foreign currency exchange rate net losses of $0.2 million and $0.6 million during fiscal 2022 and 2021, respectively, and net gains of $2.2 million during fiscal 2020.

We identify foreign currency risk by regularly monitoring our foreign currency denominated transactions and balances. Where operating conditions permit, we reduce our foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

We mitigate certain foreign currency exchange rate risk by using a series of forward contracts designated as cash flow hedges and mark-to-market cross-currency debt swaps to protect against the foreign currency exchange rate risk inherent in our transactions denominated in foreign currencies. Our primary objective in holding derivatives is to reduce the volatility of net earnings, cash flows, and the net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which have terms of generally 12 to 24 months. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. We expect that as currency market conditions warrant, and our foreign currency denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against certain potential foreign currency exchange rate losses.

As of February 28, 2022 and February 28, 2021, a hypothetical adverse 10% change in foreign currency exchange rates would reduce the carrying and fair values of our derivatives by $10.3 million and $14.2 million on a pre-tax basis, respectively. This calculation is for risk analysis purposes and does not purport to represent actual losses or gains in fair value that we could incur. It is important to note that the change in value represents the estimated change in fair value of the contracts. Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets. Because the contracts hedge an underlying exposure, we would expect a similar and opposite change in foreign currency exchange rate gains or losses over the same periods as the contracts. Refer to Note 16 to the accompanying consolidated financial statements for further information regarding these instruments.

A significant portion of the products we sell are purchased from third-party manufacturers in China, who source a significant portion of their labor and raw materials in Chinese Renminbi. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years and in fiscal 2022 the average rate of the Chinese Renminbi strengthened against the U.S. Dollar by approximately 5.0% compared to the average rate during fiscal 2021. If China’s currency continues to fluctuate against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations. Accordingly, there can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, results of operations and financial condition.

Interest Rate Risk
Interest on our outstanding debt as of February 28, 2022 is based on variable floating interest rates. As such, we are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. We hedge against interest rate volatility by using interest rate swaps to hedge a portion of our outstanding floating rate debt. Additionally, our cash and short-term investments generate interest income that will vary based on changes in short-term interest. As of February 28, 2022 and February 28, 2021, a hypothetical adverse 10% change in interest rates would reduce the carrying and fair values of the interest rate swaps by $0.4 million and $0.1 million on a pre-tax basis, respectively. This calculation is for risk analysis purposes and does not purport to represent actual losses or gains in fair value that we could incur. It is important to note that the change in value represents the estimated change in the fair value of the swaps. Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets. Because the swaps hedge an underlying exposure, we would expect a similar and opposite change in floating interest rates over the same periods as the swaps. Refer to Notes 14 and 16 to the accompanying consolidated financial statements for further information regarding our interest rate sensitive assets and liabilities.

LIBOR, which is the interest rate benchmark used as a reference rate on our variable rate debt and related interest rate swaps, began being phased out at the beginning of calendar year 2022, with the one-month LIBOR, which we utilize as a reference rate, scheduled to cease immediately after June 30, 2023. A reference rate based on the Secured Overnight Financing Rate SOFR, and other alternative benchmark rates, are replacing LIBOR. We intend to amend our variable rate debt agreements and related interest rate swaps, to replace LIBOR with an agreed upon replacement index, such as Bloomberg’s Short-Term Bank Yield Index (“BSBY”) or similar index, prior to the one-month LIBOR ceasing, which could result in higher interest rates and adversely affect our interest expense. For additional information, refer to Item 1A., “Risk Factors” and Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

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

On December 29, 2021, we completed our acquisition of Osprey Packs, Inc. (“Osprey”). In accordance with Securities Exchange Commission guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded Osprey from our assessment of the effectiveness of internal control over financial reporting as of February 28, 2022. The assets and net sales revenue of Osprey that were excluded from our assessment constituted approximately 2.9 percent of the Company's total consolidated assets (excluding goodwill and intangibles, which are included within the scope of the assessment) and 1.1 percent of total consolidated net sales revenue, as of and for the year ended February 28, 2022. The scope of management’s assessment of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2022 includes all of our consolidated operations except for those disclosure controls and procedures of Osprey. See Note 7 for additional information regarding the Osprey acquisition. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of February 28, 2022.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Helen of Troy Limited
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Helen of Troy Limited and subsidiaries (the “Company”) as of February 28, 2022, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2022, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 28, 2022, and our report dated April 28, 2022 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Osprey Packs, Inc. (“Osprey”), a wholly-owned subsidiary, whose financial statements reflect total assets and net sales revenue constituting 2.9 and 1.1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 28, 2022. As indicated in Management’s Report, Osprey was acquired during 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Osprey.
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
April 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Helen of Troy Limited
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Helen of Troy Limited and subsidiaries (the “Company”) as of February 28, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2022, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 28, 2022, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 28, 2022 expressed an unqualified opinion.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relate.
Valuation of Intangible Assets in a Business Combination
As described further in Note 7 to the financial statements, the Company completed its acquisition of Osprey Packs, Inc. (“Osprey”) on December 29, 2021. The Company’s accounting for the acquisition required the estimation of the fair value of assets acquired and liabilities assumed, which included a preliminary purchase price allocation of identifiable intangible assets of customer relationships and trade names. We identified the valuation of customer relationships and trade names to be a critical audit matter.
The principal consideration for our determination that the valuation of customer relationships and trade names is a critical audit matter is that there was high estimation uncertainty due to significant judgments with respect to assumptions used to estimate the future revenues and cash flows, including revenue growth rates, gross profit margins, the discount rate and valuation methodologies applied by the third-party valuation specialist for the determination of fair value of the intangible assets. This in turn led to a high degree of auditor judgment, subjectivity, and efforts in performing procedures and evaluating audit evidence related to management’s forecasted growth rates, gross profit margins and valuation methodologies applied by the third-party specialist.
Our audit procedures responsive to the estimation of the fair value of the intangible assets acquired in the acquisition of Osprey included the following procedures, among others. We tested the design and operating effectiveness of key controls relating to management’s development of the assumptions used to develop the forecasted growth rates and gross profit margins, the reconciliation of forecasted growth rates and gross profit margins prepared by management to the data used in the third-party valuation report, and the valuation methodologies applied by the third-party valuation firm.
In addition to testing the effectiveness of controls, we also evaluated the significant assumptions used by comparing the forecasted revenue growth rates and gross profit margins to current industry and market trends and to the historical results of the acquired Osprey business. In addition, we involved a valuation specialist to assist in our evaluation of the valuation methodology and reasonableness of significant assumptions used by the Company. These procedures included developing a range of independent estimates for the discount rate and comparing the rates selected by management as well as performing sensitivity analysis of significant assumptions to evaluate the changes in fair value of acquired customer relationships and trade name intangible assets that would result from changes in assumptions.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2008.
Dallas, Texas
April 28, 2022

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except shares and par value)	February 28, 2022	February 28, 2021
Assets
Assets, current:
Cash and cash equivalents	$33,381	$45,120
Receivables - principally trade, less allowances of $843 and $998	457,623	382,449
Inventory	557,992	481,611
Prepaid expenses and other current assets	25,712	16,170
Income taxes receivable	5,430	6,720
Assets held for sale	1,942	39,867
Total assets, current	1,082,080	971,937

Property and equipment, net of accumulated depreciation of $161,006 and $140,379	205,378	136,535
Goodwill	948,873	739,901
Other intangible assets, net of accumulated amortization of $150,309 and $151,240	537,846	357,264
Operating lease assets	37,759	32,533
Deferred tax assets, net	3,628	21,748
Other assets	7,887	3,570
Total assets	$2,823,451	$2,263,488

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$308,178	$334,807
Accrued expenses and other current liabilities	271,675	271,179
Income taxes payable	20,718	7,022
Long-term debt, current maturities	1,884	1,884
Liabilities held for sale	235	—
Total liabilities, current	602,690	614,892

Long-term debt, excluding current maturities	811,332	341,746
Lease liabilities, non-current	43,745	38,352
Deferred tax liabilities, net	21,582	5,735
Other liabilities, non-current	16,763	23,416
Total liabilities	1,496,112	1,024,141

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 23,800,305 and 24,405,921 shares issued and outstanding	2,380	2,441
Additional paid in capital	303,740	283,396
Accumulated other comprehensive income (loss)	202	(11,656)
Retained earnings	1,021,017	965,166
Total stockholders' equity	1,327,339	1,239,347
Total liabilities and stockholders' equity	$2,823,451	$2,263,488

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Income

	Fiscal Years Ended Last Day of February,
(in thousands, except per share data)	2022	2021	2020
Sales revenue, net	$2,223,355	$2,098,799	$1,707,432
Cost of goods sold	1,270,168	1,171,497	972,966
Gross profit	953,187	927,302	734,466

Selling, general and administrative expense (“SG&A”)	680,257	637,012	511,902
Asset impairment charges	—	8,452	41,000
Restructuring charges	380	350	3,313
Operating income	272,550	281,488	178,251

Non-operating income, net	260	559	394
Interest expense	12,844	12,617	12,705
Income before income tax	259,966	269,430	165,940

Income tax expense	36,202	15,484	13,607
Net income	$223,764	$253,946	$152,333

Earnings per share (“EPS”):
Basic	$9.27	$10.16	$6.06
Diluted	9.17	10.08	6.02

Weighted average shares used in computing EPS:
Basic	24,142	24,985	25,118
Diluted	24,410	25,196	25,322

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Fiscal Years Ended Last Day of February,
(in thousands)	2022	2021	2020
Net income	$223,764	$253,946	$152,333
Other comprehensive income (loss), net of tax:
Cash flow hedge activity - interest rate swaps	5,450	623	(8,331)
Cash flow hedge activity - foreign currency contracts	6,408	(5,274)	135
Total other comprehensive income (loss), net of tax	11,858	(4,651)	(8,196)
Comprehensive income	$235,622	$249,295	$144,137

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 28, 2019	24,946	$2,495	$246,585	$1,191	$746,366	$996,637
Net income	—	—	—	—	152,333	152,333
Other comprehensive loss, net of tax	—	—	—	(8,196)	—	(8,196)
Exercise of stock options	93	9	5,344	—	—	5,353
Issuance and settlement of restricted stock	202	20	(20)	—	—	—
Issuance of common stock related to stock purchase plan	30	3	2,833	—	—	2,836
Common stock repurchased and retired	(77)	(8)	(9,628)	—	(533)	(10,169)
Share-based compensation	—	—	22,929	—	—	22,929
Balances at February 29, 2020	25,194	$2,519	$268,043	$(7,005)	$898,166	$1,161,723
Net income	—	—	—	—	253,946	253,946
Other comprehensive loss, net of tax	—	—	—	(4,651)	—	(4,651)
Exercise of stock options	21	2	1,592	—	—	1,594
Issuance and settlement of restricted stock	194	20	(20)	—	—	—
Issuance of common stock related to stock purchase plan	27	3	3,608	—	—	3,611
Common stock repurchased and retired	(1,030)	(103)	(16,245)	—	(186,946)	(203,294)
Share-based compensation	—	—	26,418	—	—	26,418
Balances at February 28, 2021	24,406	$2,441	$283,396	$(11,656)	$965,166	$1,239,347
Net income	—	—	—	—	223,764	223,764
Other comprehensive income, net of tax	—	—	—	11,858	—	11,858
Exercise of stock options	23	2	1,693	—	—	1,695
Issuance and settlement of restricted stock	202	20	(20)	—	—	—
Issuance of common stock related to stock purchase plan	24	2	4,259	—	—	4,261
Common stock repurchased and retired	(855)	(85)	(20,206)	—	(167,913)	(188,204)
Share-based compensation	—	—	34,618	—	—	34,618
Balances at February 28, 2022	23,800	$2,380	$303,740	$202	$1,021,017	$1,327,339

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Years Ended Last Day of February,
(in thousands)	2022	2021	2020
Cash provided by operating activities:
Net income	$223,764	$253,946	$152,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,829	37,718	37,409
Amortization of financing costs	986	1,021	1,620
Non-cash operating lease expense	9,580	6,895	6,269
Provision for credit losses	312	2,093	529
Non-cash share-based compensation	34,618	26,418	22,929
Asset impairment charges	—	8,452	41,000
Gain on sale of North America Personal Care business	(513)	—	—
(Gain) loss on the sale or disposal of property and equipment	(2,243)	193	188
Deferred income taxes and tax credits	(8,871)	(4,400)	(5,696)
Changes in operating capital, net of effects of acquisition of business:
Receivables	(66,834)	(38,149)	(60,562)
Inventory	(45,913)	(220,817)	45,482
Prepaid expenses and other current assets	(5,589)	(2,033)	863
Other assets and liabilities, net	(6,595)	(6,613)	19,488
Accounts payable	(43,745)	175,784	7,166
Accrued expenses and other current liabilities	(3,593)	73,010	5,296
Accrued income taxes	19,630	588	(3,021)
Net cash provided by operating activities	140,823	314,106	271,293

Cash used by investing activities:
Capital and intangible asset expenditures	(78,039)	(98,668)	(17,759)
Payments to acquire businesses, net of cash acquired	(410,880)	—	(255,861)
Proceeds from sale of North America Personal Care business	44,700	—	—
Proceeds from the sale of property and equipment	5,305	—	3
Net cash used by investing activities	(438,914)	(98,668)	(273,617)

Cash provided (used) by financing activities:
Proceeds from line of credit	998,200	937,400	771,300
Repayment of line of credit	(527,700)	(928,400)	(752,500)
Repayment of long-term debt	(1,900)	(1,900)	(1,900)
Payment of financing costs	—	(3,796)	—
Proceeds from share issuances under share-based compensation plans	5,956	5,205	8,189
Payments for repurchases of common stock	(188,204)	(203,294)	(10,169)
Net cash provided (used) by financing activities	286,352	(194,785)	14,920

Net (decrease) increase in cash and cash equivalents	(11,739)	20,653	12,596
Cash and cash equivalents, beginning balance	45,120	24,467	11,871
Cash and cash equivalents, ending balance	$33,381	$45,120	$24,467

Supplemental cash flow information:
Interest paid	$11,694	$11,640	$12,777
Income taxes paid, net of refunds	22,831	19,692	23,279

Supplemental non-cash investing activity:
Capital expenditures included in accounts payable	6,858	—	—
See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. Dollars, except share and per share data, unless indicated otherwise)

Note 1 - Summary of Significant Accounting Policies and Related Information

Corporate Overview

When used in these notes within this Annual Report on Form 10-K (the “Annual Report”), unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries, which are all wholly-owned. We refer to our common shares, par value $0.10 per share, as “common stock.” References to “the FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to accounting principles generally accepted in the United States of America (the “U.S.”). References to “ASU” refer to the codification of GAAP in the Accounting Standards Updates issued by the FASB. References to “ASC” refer to the codification of GAAP in the Accounting Standards Codification issued by the FASB.

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. As of February 28, 2022, we operated three segments: Home & Outdoor, Health & Wellness, and Beauty. In the fourth quarter of fiscal 2022, we changed the names of two of our segments to align with the growth in certain product offerings and brands within our portfolio. Our previously named “Housewares” segment was changed to “Home & Outdoor,” and our previously named “Health & Home” segment was changed to “Health & Wellness.” There were no changes to the products or brands included within our reportable segments as part of these name changes. The Osprey brand and products were added to the Home & Outdoor segment upon the completion of the acquisition of Osprey Packs, Inc. (“Osprey”), discussed further below. Our Home & Outdoor segment provides a broad range of innovative consumer products for home activities such as food preparation, cooking, cleaning, and organization; as well as products for outdoor and on the go activities such as hydration, food storage, backpacks, and travel gear. The Health & Wellness segment provides health and wellness products including healthcare devices, thermometers, water and air filtration systems, humidifiers, and fans. Our Beauty segment provides mass and prestige market beauty appliances including hair styling appliances, grooming tools, decorative hair accessories, and prestige market liquid-based hair and personal care products.

Our business is seasonal due to different calendar events, holidays and seasonal weather patterns. Our fiscal reporting period ends on the last day in February. Historically, our highest sales volume and operating income occur in our third fiscal quarter ending November 30th. We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico, Vietnam and the U.S.

During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Beauty segment's mass channel personal care business, which included liquid, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium (“Personal Care”). On June 7, 2021, we completed the sale of our North America Personal Care business to HRB Brands LLC, for $44.7 million in cash and recognized a gain on the sale in SG&A totaling $0.5 million. Subsequent to our fiscal 2022 year end, on March 25, 2022, we completed the sale of the Latin America and Caribbean Personal Care businesses to HRB Brands LLC, for $1.8 million in cash. The net assets sold included intangible assets, inventory, certain net trade receivables, fixed assets and certain accrued sales discounts and allowances relating to our Personal Care business. Accordingly, we continued to classify the identified net assets of the Latin America and Caribbean Personal Care businesses as held for sale in our fiscal 2022 consolidated balance sheet. See Note 4 for additional information.

On December 29, 2021, we completed the acquisition of Osprey, a longtime U.S. leader in technical and everyday packs, for $410.9 million in cash, net of a preliminary closing net working capital adjustment and cash acquired. Osprey is highly respected in the outdoor industry with a product lineup that includes a wide range of backpacks and daypacks for hiking, mountaineering, skiing, climbing, mountain biking, trail running, commuting, and school, as well as rugged adventure travel packs, wheeled luggage, and travel accessories.

On January 23, 2020, we completed the acquisition of Drybar Products LLC (“Drybar Products”), for approximately $255.9 million in cash. Drybar is an innovative, trendsetting prestige hair care and styling brand in the multibillion-dollar beauty industry. See Note 7 for additional information.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) to be a pandemic. COVID-19 has spread throughout the U.S. and the world. COVID-19 is impacting consumer shopping patterns and demand for goods in certain product categories. Additionally, COVID-19 has disrupted certain parts of our supply chain, which in certain cases, limited our ability to fulfill demand and may limit our ability to fulfill demand in the future. Surges in demand and shifts in shopping patterns related to COVID-19, as well as other factors, have strained the global freight network, which is resulting in higher costs, less capacity, and longer lead times for our products.

During fiscal 2021, the COVID-19 related impact on our business included the effect of temporary closures of certain customer stores or limited hours of operation and materially lower store traffic which shifted consumer shopping preferences from brick and mortar to more online purchases. In addition, we saw high demand for healthcare products as well as cooking, storage and related product lines as consumer spent more time at home. We also experienced disruptions to our supply chain due to shifting consumer purchasing patterns, limited capacity of shipping containers, and COVID-19 related work stoppages in the global supply chain.

During fiscal 2022, we were adversely impacted by COVID-19 related global supply chain disruptions and cost increases. We also saw recovery of our product lines and brands that were unfavorably impacted in fiscal 2021 as a result of the pandemic. Additionally, as customers have been able to return to more brick and mortar shopping, our mix of online sales has been negatively impacted compared to fiscal 2021.

The extent of COVID-19’s impact on the demand for certain of our product lines in the future will depend on future developments, including the continued surges in the spread of COVID-19, our continued ability to source and distribute our products, the impact of COVID-19 on capital and financial markets, and the related impact on consumer confidence and spending, all of which are uncertain and difficult to predict considering the continuously evolving landscape. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

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

Reclassifications

We have reclassified, combined or separately disclosed certain amounts in the prior years’ accompanying footnotes to conform to the current year’s presentation.

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

We have a significant concentration of credit risk with three major customers at February 28, 2022 representing approximately 23%, 17%, and 9% of our gross trade receivables, respectively. As of February 28, 2021, our significant concentration of credit risk with three major customers represented approximately 18%, 16%, and 15% of our gross trade receivables, respectively. In addition, as of February 28, 2022 and February 28, 2021, approximately 55% and 58%, respectively, of our gross trade receivables were due from our five top customers.

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

In order to manage our exposure to changes in foreign currency exchange rates, we use forward contracts and cross-currency debt swaps to exchange foreign currencies for U.S. Dollars at specified rates. Derivatives for which we have elected and qualify for hedge accounting include our forward contracts (“foreign currency contracts”). Our foreign currency contracts are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in Other Comprehensive (Loss) Income (“OCI”) until the hedged forecasted transaction affects earnings, at which point amounts are reclassified from Accumulated Other Comprehensive (Loss) Income (“AOCI”) to our consolidated statements of income. Derivatives for which we have not elected or do not qualify for hedge accounting include our cross-currency debt swaps and any changes in the fair value of the derivatives are recorded in our consolidated statements of income. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness. Any material ineffectiveness is recorded in our consolidated statements of income. We do not enter into any derivatives or similar instruments for trading or other speculative purposes.

Inventory and Cost of Goods Sold

Our inventory consists almost entirely of finished goods. Inventories are stated at the lower of average cost or net realizable value. We write down a portion of our inventory to net realizable value based on the historical sales trends of products and estimates about future demand and market conditions, among other factors. Our average costs include the amounts we pay manufacturers for product, tariffs and duties associated with transporting product across national borders, freight costs associated with transporting the product from our manufacturers to our distribution centers, and general and administrative expenses directly attributable to acquiring inventory, as applicable.

General and administrative expenses directly attributable to acquiring inventory include all the expenses of operating our sourcing activities and expenses incurred for packaging. We capitalized $26.0 million, $33.9 million, and $44.6 million of such general and administrative expenses into inventory during fiscal 2022, 2021 and 2020, respectively. We estimate that $17.6 million and $15.1 million of general and administrative expenses directly attributable to the procurement of inventory were included in our inventory balances on hand at February 28, 2022 and February 28, 2021, respectively.

The “Cost of goods sold” line item in the consolidated statements of income is comprised of the book value of inventory sold to customers during the reporting period. When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices less expected disposal costs.

For fiscal 2022, 2021 and 2020, finished goods purchased from vendors in Asia comprised approximately 88%, 80%, and 76%, respectively, of total finished goods purchased. During fiscal 2022, we had one vendor (located in China) who fulfilled approximately 9% of our product requirements compared to 11% and 7% for fiscal 2021 and 2020, respectively. Additionally, during fiscal 2022, we had one vendor (located in Mexico) who fulfilled approximately 7% of our product requirements compared to 9% in both fiscal 2021 and fiscal 2020. For fiscal 2022, 2021 and 2020, our top two manufacturers combined fulfilled approximately 16%, 20%, and 18% of our product requirements, respectively. Over the same periods, our top five suppliers fulfilled approximately 36%, 38%, and 39% of our product requirements, respectively.

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

License Agreements, Trademarks, Patents, and Other Intangible Assets

A significant portion of our sales are made subject to trademark license agreements with various licensors. Our license agreements are reported on our consolidated balance sheets at cost, less accumulated amortization. The cost of our license agreements represent amounts paid to licensors to acquire the license or to alter the terms of the license in a manner that we believe to be in our best interest. Certain licenses have extension terms that may require additional payments to the licensor as part of the terms of renewal. We capitalize costs incurred to renew or extend the term of a license agreement and amortize such costs on a straight-line basis over the remaining term or economic life of the agreement, whichever is shorter. Royalty payments are not included in the cost of license agreements. Royalty expense under our license agreements is recognized as incurred and is included in our consolidated statements of income in SG&A. Net sales revenue subject to trademark license agreements requiring royalty payments comprised approximately 30%, 41%, and 43% of consolidated net sales revenue for fiscal 2022, 2021 and 2020, respectively. During fiscal 2022, two license agreements accounted for net sales revenue subject to royalty payments of approximately 13% and 10% of consolidated net sales revenue. No other license agreements had associated net sales revenue subject to royalty payments that accounted for 10% or more of consolidated net sales revenue.

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

We review goodwill and indefinite-lived intangible assets for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We consider whether circumstances or conditions exist which suggest that the carrying value of our goodwill and indefinite-lived intangible assets might be impaired. If such circumstances or conditions exist, we perform a qualitative assessment to determine whether it is more likely than not that the assets are impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). If the results of the qualitative assessment indicate that it is more likely than not that the assets are impaired, further steps are required in order to determine whether the carrying value of each reporting unit and indefinite-lived intangible assets exceeds its fair market value. An impairment charge is recognized to the extent the goodwill or indefinite-lived intangible asset recorded exceeds the reporting unit’s or asset's fair value. We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of the beginning of the fourth quarter of our fiscal year (see Note 8).

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

Economic Useful Lives and Amortization of Intangible Assets

Intangible assets consist primarily of license agreements, trademarks, brand assets, customer lists, distribution rights, patents, patent rights, and non-compete agreements. We amortize intangible assets over their economic useful lives, unless those assets' economic useful lives are indefinite. If an intangible asset’s economic useful life is deemed indefinite, that asset is not amortized. When we acquire an intangible asset, we consider factors such as the asset's history, our plans for that asset and the market for products associated with the asset. We consider these same factors when reviewing the economic useful lives of our previously acquired intangible assets as well. We review the economic useful lives of our intangible assets at least annually. The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty.  We complete our analysis of the remaining useful economic lives of our intangible assets during the fourth quarter of each fiscal year or when a triggering event occurs. For certain intangible assets subject to amortization, we use the straight-line method over appropriate periods ranging from 5 to 40 years for licenses, 15 to 30 years for trademarks and 4.5 to 24 years for other definite-lived intangible assets (see Note 8).

Financial Instruments

The carrying amounts of cash, accounts payable, accrued expenses and other current liabilities and income taxes payable approximate fair value because of the short maturity of these items. The carrying amounts of receivables approximate fair value due to the effect of the related allowance for credit losses. The carrying amount of our floating rate long-term debt approximates its fair value.

We use derivatives to manage our exposure to changes in foreign currency exchange rates, which include foreign currency forward contracts and cross-currency debt swaps. In addition, we use interest rate swaps to manage our exposure to changes in interest rates. All of our derivative assets and liabilities are recorded at fair value. See Notes 15, 16 and 17 for more information on our fair value measurements and derivatives.

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

We measure revenue as the amount of consideration for which we expect to be entitled, in exchange for transferring goods. We allow for sales returns for defects in material and workmanship for periods ranging from two to five years, which are accounted for as variable consideration. We recognize an accrual for sales returns to reduce sales to reflect our best estimate of future customer returns, determined principally based on historical experience and specific allowances for known pending returns.
Certain customers may receive cash incentives such as customer discounts (including volume or trade discounts), advertising discounts and other customer-related programs, which are also accounted for as variable consideration. In some cases, we apply judgment, such as contractual rates and historical payment trends, when estimating variable consideration. Most of our variable consideration is classified as a reduction to net sales. In instances when we purchase a distinct good or service from our customer and fair value can be reasonably estimated, these amounts are expensed in our consolidated statements of income in SG&A. The amount of consideration granted to customers recorded in SG&A was $39.0 million, $27.1 million, and $20.9 million for fiscal 2022, 2021 and 2020, respectively.

Sales taxes and other similar taxes are excluded from revenue. We have elected to account for shipping and handling activities as a fulfillment cost as permitted by the guidance. We do not have unsatisfied performance obligations since our performance obligations are satisfied at a single point in time.

Advertising

Advertising costs include cooperative retail advertising with our customers, traditional and digital media advertising and production expenses, and expenses associated with other promotional product messaging and consumer awareness programs. Advertising costs are expensed in the period in which they are incurred and included in our consolidated statements of income in SG&A. We incurred total advertising costs of $96.4 million, $110.7 million, and $71.4 million during fiscal 2022, 2021 and 2020, respectively.

Research and Development Expense

Research and development expenses consist primarily of salary and employee benefit expenses and contracted development efforts and expenses associated with development of products. Expenditures for research activities relating to product design, engineering, development and improvement are generally charged to expense as incurred and are included in our consolidated statements of income in SG&A. We incurred total research and development expenses of $37.2 million, $30.6 million, and $17.8 million during fiscal 2022, 2021 and 2020, respectively.

Shipping and Handling Revenue and Expense

Shipping and handling revenue and expense are included in our consolidated statements of income in SG&A. This includes distribution center costs, third-party logistics costs and outbound transportation costs we incur. Our net expense for shipping and handling was $173.4 million, $140.1 million, and $102.7 million during fiscal 2022, 2021 and 2020, respectively.

Share-Based Compensation Plans

We grant share-based compensation awards to non-employee directors and certain associates under our equity plans. We measure the cost of services received in exchange for equity awards, which include grants of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock awards (“PSAs”), and performance stock units (“PSUs”), based on the fair value of the awards on the grant date. These awards may be subject to attainment of certain service conditions, performance conditions and/or market conditions. Share-based compensation expense is recognized over the requisite service period during which the employee is required to provide service in exchange for the award, unless the awards are subject to performance conditions (“Performance Condition Awards”), in which case we recognize compensation expense over the requisite service period to the extent performance conditions are considered probable. Estimating the number of shares of Performance Condition Awards that are probable of vesting requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment to share-based compensation expense in the period estimates are revised. Share-based compensation expense is recorded ratably for PSAs and PSUs subject to attainment of market conditions (“Market Condition Awards”) during the requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met. All share-based compensation expense is recorded net of forfeitures in our consolidated statements of income.

The grant date fair value of RSAs, RSUs, PSAs, and PSUs is determined using the closing price of our common stock on the date of grant, except for Market Condition Awards, in which case we use a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved and is applied to the closing price of our common stock on the date of grant. See Note 9 for further information on our share-based compensation plans.

Note 2 - New Accounting Pronouncements

We did not adopt any new accounting pronouncements during fiscal 2022.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy to other accounting guidance due to the lack of specific authoritative guidance in GAAP (for example, a grant model within International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance, or Subtopic 958-605, Not-For-Profit Entities - Revenue Recognition). This guidance excludes transactions in the scope of specific GAAP, such as tax incentives accounted for under ASC 740, Income Taxes. This new ASU is effective for annual periods beginning after December 15, 2021, with early adoption and retrospective or prospective application permitted. This ASU will be effective for us in our Form 10-K for fiscal 2023. We believe that the adoption of this ASU will not have a material impact on our consolidated financial statement disclosures.

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

We include options to extend or terminate the lease in the lease term for accounting considerations, when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of less than 1 year to 11 years. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We do not recognize leases with an initial term of twelve months or less on the balance sheet and instead recognize the related lease payments as expense in the consolidated statements of income on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component for all asset classes. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease expense recognized within SG&A in the consolidated statements of income was $9.6 million, $7.0 million, and $6.4 million for fiscal 2022, 2021, and 2020, respectively. Short-term lease expense is excluded from this amount and is not material. Rent expense related to all our operating leases was $13.3 million, $9.5 million, and $7.8 million for fiscal 2022, 2021 and 2020, respectively. The non-cash component of lease expense is included as an adjustment to reconcile net income to net cash provided by operating activities in the consolidated statements of cash flows.

A summary of supplemental lease information is as follows:

	February 28, 2022	February 28, 2021
Weighted average remaining lease term (years)	9.5	9.6
Weighted average discount rate	5.52%	6.03%
Cash paid for amounts included in the measurement of lease liabilities	$9,715	$6,951
Operating lease assets obtained in exchange for operating lease liabilities	$12,213	$4,163

A summary of our estimated lease payments, imputed interest and liabilities are as follows:

(in thousands)	February 28, 2022
Fiscal 2023	$8,320
Fiscal 2024	6,621
Fiscal 2025	6,665
Fiscal 2026	5,361
Fiscal 2027	5,966
Thereafter	32,178
Total future lease payments	65,111
Less: imputed interest	(15,611)
Present value of lease liability	$49,500

(in thousands)	February 28, 2022	February 28, 2021
Lease liabilities, current (1)	$5,755	$5,972
Lease liabilities, non-current	43,745	38,352
Total lease liability	$49,500	$44,324

(1)Included as part of “Accrued expenses and other current liabilities” on the consolidated balance sheet.

Note 4 - Assets and Liabilities Held for Sale

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

During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Personal Care business and accordingly, we classified the identified net assets of the disposal group as held for sale. During the fourth quarter of fiscal 2020, we recorded asset impairment charges of $41.0 million ($36.4 million after tax) related to goodwill and intangible assets.

During the fourth quarter of fiscal 2021, our quarterly impairment evaluation of long-lived assets held for sale resulted in an asset impairment charge of $8.5 million ($7.4 million after tax) to reduce the goodwill of our Personal Care business to reflect the disposal group at fair value less cost to sell.

On June 7, 2021, we completed the sale of our North America Personal Care business to HRB Brands LLC, for $44.7 million in cash and recognized a gain on the sale in SG&A totaling $0.5 million. The net assets sold included intangible assets, inventory, certain net trade receivables, fixed assets and certain accrued sales discounts and allowances relating to our Personal Care business. Accordingly, we continued to classify the identified net assets of the Latin America and Caribbean Personal Care businesses as held for sale in our fiscal 2022 consolidated balance sheet.

Subsequent to our fiscal 2022 year end, on March 25, 2022, we completed the sale of the Latin America and Caribbean Personal Care businesses to HRB Brands LLC, for $1.8 million in cash.

The carrying amounts of the major classes of assets and liabilities for our Personal Care business that were classified as held for sale are as follows:

(in thousands)	February 28, 2022	February 28, 2021
Receivables, net of allowance of $23 and $30	$1,265	$7,979
Inventory	611	12,667
Property and equipment, net of accumulated depreciation of $152 and $403	66	100
Goodwill (1)	—	1,397
Other intangible assets (1)	—	17,724
Assets held for sale	$1,942	$39,867

Accrued sales discounts and allowances	$235	$—
Liabilities held for sale	$235	$—
(1)Goodwill and other intangible assets as of February 28, 2021 are presented net of accumulated impairment and accumulated amortization of $80,445 and $4,474, respectively.

The following table summarizes income (loss) before income tax for our Personal Care business:

	Fiscal Years Ended Last Day of February,
(in thousands)	2022	2021	2020
Income (loss) before income tax	$5,546	$8,705	$(29,760)

Income (loss) before income taxes includes asset impairment charges of $8.5 million and $41.0 million for fiscal 2021 and 2020, respectively, and amortization of intangible assets of $7.8 million for fiscal 2020. No impairment charges were recorded in fiscal 2022. No amortization of intangible assets was recorded in fiscal 2022 or 2021 for our Personal Care business. Income (loss) before income taxes also includes corporate overhead expenses that are allocable to the business.

Note 5 - Property and Equipment

A summary of property and equipment is as follows:

	Estimated Useful Lives (Years)			Fiscal Years Ended Last Day of February,
(in thousands)				2022	2021
Land		—		$20,632	$12,644
Building and improvements	3	—	40	126,093	116,652
Computer, furniture and other equipment	3	—	15	102,566	97,810
Tools, molds and other production equipment	3	—	7	55,925	42,729
Construction in progress		—		61,168	7,079
Property and equipment, gross				366,384	276,914
Less: accumulated depreciation				(161,006)	(140,379)
Property and equipment, net				$205,378	$136,535

We recorded $23.1 million, $20.1 million and $16.1 million of depreciation expense including $10.0 million, $6.8 million and $4.3 million in cost of goods sold and $13.1 million, $13.3 million and $11.8 million in SG&A in the consolidated statements of income for fiscal 2022, 2021 and 2020, respectively.

Note 6 - Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities is as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2022	2021
Accrued compensation, benefits and payroll taxes	$55,405	$66,385
Accrued sales discounts and allowances	69,120	59,426
Accrued sales returns	33,384	29,434
Accrued advertising	55,775	50,923
Other	57,991	65,011
Total accrued expenses and other current liabilities	$271,675	$271,179

Note 7 - Acquisitions

Osprey

On December 29, 2021, we completed the acquisition of Osprey, a longtime U.S. leader in technical and everyday packs. Osprey is highly respected in the outdoor industry with a product lineup that includes a wide range of backpacks and daypacks for hiking, mountaineering, skiing, climbing, mountain biking, trail running, commuting, and school, as well as rugged adventure travel packs, wheeled luggage, and travel accessories. The total purchase consideration, net of cash acquired, was $410.9 million in cash, including the impact of a preliminary $9.1 million favorable customary closing net working capital adjustment. The acquisition was funded with cash on hand and borrowings under our existing revolving credit facility. We incurred pre-tax acquisition-related expenses of $2.4 million during fiscal 2022, which were recognized in SG&A within our consolidated statements of income.

We accounted for the acquisition as a purchase of a business and recorded the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed as goodwill. The goodwill recognized is attributable primarily to expected synergies including leveraging our information systems, shared service capabilities and international footprint. The goodwill is not expected to be deductible for income tax purposes. We have provisionally determined the appropriate fair values of the acquired intangible assets and completed our analysis of the economic lives of the assets acquired. We assigned $170.0 million to trade names which were determined to have an indefinite life. We assigned $22.0 million to customer relationships and are amortizing over a 4.5 year expected life, based on historical attrition rates.

The following table presents the preliminary net assets recorded upon acquisition of Osprey at December 29, 2021:

(in thousands)
Assets:
Receivables	$11,758
Inventory	30,056
Prepaid expenses and other current assets	3,699
Income taxes receivable	4,197
Property and equipment	11,386
Goodwill	208,972
Trade names - indefinite	170,000
Customer relationships - definite	22,000
Operating lease assets	2,155
Total assets	464,223
Liabilities:
Accounts payable	4,487
Accrued expenses and other current liabilities	7,345
Lease liabilities, non-current	1,719
Deferred tax liabilities, net	39,792
Total liabilities	53,343
Net assets recorded	$410,880

The fair value of receivables acquired is $11.8 million, with the gross contractual amount being $11.9 million and $0.1 million expected to be uncollectible.

The impact of the acquisition of Osprey on our consolidated statements of income for fiscal 2022 is as follows:

December 29, 2021 (acquisition date) through February 28, 2022 (in thousands, except earnings per share data)	Fiscal Year Ended February 28, 2022
Sales revenue, net	$24,373
Net income	696

EPS:
Basic	$0.03
Diluted	$0.03

The following supplemental unaudited pro forma information presents our financial results as if the acquisition of Osprey had occurred on March 1, 2020. This supplemental pro forma information has been prepared for comparative purposes and would not necessarily indicate what may have occurred if the acquisition had been completed on March 1, 2020, and this information is not intended to be indicative of future results:

	Fiscal Years Ended the Last Day of February,
(in thousands, except earnings per share data)	2022	2021
Sales revenue, net	$2,361,906	$2,224,196
Net income	202,507	259,311

EPS:
Basic	$8.39	$10.38
Diluted	$8.30	$10.29

These amounts have been calculated after applying our accounting policies and adjusting the results of Osprey to reflect the effect of definite-lived intangible assets recognized as part of the business combination on amortization expense as if the acquisition had occurred on March 1, 2020.

Drybar Products

On January 23, 2020, we completed the acquisition of Drybar Products for approximately $255.9 million in cash. The purchase price was funded by borrowings under the Company's revolving credit agreement. We accounted for the acquisition as a purchase of a business and recorded the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed as goodwill. Acquisition-related expenses incurred during fiscal 2020 were approximately $2.5 million before tax.

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

The following table presents the net assets recorded upon acquisition of Drybar Products at January 23, 2020:

(in thousands)
Assets:
Receivables	$7,710
Inventory	16,603
Prepaid expenses and other current assets	190
Property and equipment	1,472
Goodwill	172,933
Trade names - definite	30,000
Other intangible assets - definite	33,000
Subtotal - assets	261,908
Liabilities:
Accounts payable	1,948
Accrued expenses	4,099
Subtotal - liabilities	6,047
Net assets recorded	$255,861

The impact of the acquisition of Drybar Products on our consolidated statements of income for fiscal 2020 is as follows:

January 23, 2020 (acquisition date) through February 29, 2020 (in thousands, except earnings per share data)	Fiscal Year Ended February 29, 2020
Sales revenue, net	$6,039
Net income	1,483

EPS:
Basic	$0.06
Diluted	$0.06

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

(in thousands, except earnings per share data)	Fiscal Year Ended February 29, 2020
Sales revenue, net	$1,773,592
Net income	162,114

EPS:
Basic	$6.45
Diluted	$6.40

Note 8 - Goodwill and Intangibles

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

Impairment Testing in Fiscal 2022 - We did not record any impairment charges related to goodwill or intangible assets.

Impairment Testing in Fiscal 2021 - During the fourth quarter of fiscal 2021, our quarterly impairment evaluation of long-lived assets held for sale resulted in an asset impairment charge of $8.5 million ($7.4 million after tax) to reduce the goodwill of our Personal Care business to reflect the disposal group at fair value less cost to sell. See Note 4 for additional information.

Impairment Testing in Fiscal 2020 - We recorded asset impairment charges related to goodwill and intangible assets of $41.0 million ($36.4 million after tax). The charges were related to our Personal Care business, which was written down to its estimated fair value, and classified as held for sale.

There were no changes to the gross carrying amount or accumulated impairment of our goodwill associated with our assets held and used during fiscal 2021.

The following table summarizes the changes in our goodwill by segment for fiscal 2022:

(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Gross carrying amount as of February 28, 2021	$282,056	$284,913	$172,932	$739,901
Accumulated impairment as of February 28, 2021	—	—	—	—
Acquisitions (1)	208,972	—	—	208,972
Gross carrying amount as of February 28, 2022	491,028	284,913	172,932	948,873
Accumulated impairment as of February 28, 2022	—	—	—	—
Net carrying amount as of February 28, 2022	$491,028	$284,913	$172,932	$948,873

(1)Reflects the goodwill recorded in connection with the acquisition of Osprey on December 29, 2021. For additional information see Note 7.

The following table summarizes the components of our other intangible assets as follows:

	February 28, 2022 (1)			February 28, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Licenses	$7,400	$—	$7,400	$7,400	$—	$7,400
Trademarks	358,200	—	358,200	188,200	—	188,200

Definite-lived:
Licenses	74,250	(3,267)	70,983	87,946	(14,800)	73,146
Trademarks	30,150	(4,332)	25,818	30,150	(2,327)	27,823
Other Intangibles	218,155	(142,710)	75,445	194,808	(134,113)	60,695
Total	$688,155	$(150,309)	$537,846	$508,504	$(151,240)	$357,264

(1)Balances as of February 28, 2022 include intangible assets recorded in connection with the acquisition of Osprey on December 29, 2021. For additional information see Note 7.

The following tables summarize amortization expense related to our other intangible assets as follows:

Aggregate Amortization Expense (in thousands)
Fiscal 2022	$12,764
Fiscal 2021	17,643
Fiscal 2020	21,271

Estimated Amortization Expense (in thousands)
Fiscal 2023	$16,860
Fiscal 2024	16,738
Fiscal 2025	16,248
Fiscal 2026	14,072
Fiscal 2027	9,609

Note 9 - Share-Based Compensation Plans

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

A summary of shares available for issue under the 2018 Plan follows:

Shares originally authorized	2,000,000
Less share awards issued	(12,911)
Plus forfeitures	147,853
Less RSUs, RSAs, PSUs and PSAs issued and issuable upon vesting	(612,312)
Less maximum PSUs and PSAs issued and issuable upon vesting (1)	(281,361)
Shares available for issuance at February 28, 2022	1,241,269

(1)Reflects incremental PSUs and PSAs issuable upon vesting between achievement of plan target at 100% and maximum achievement of 200% of plan target, adjusted for actual forfeitures to date.

2018 ESPP

On August 22, 2018, our shareholders approved the 2018 ESPP. The aggregate number of shares of common stock that may be purchased under the 2018 ESPP will not exceed 750,000 shares. Under the terms of the plan, associates may authorize the withholding of up to 15% of their wages or salaries to purchase our shares of common stock, not to exceed $25,000 of the fair market value of such shares for any calendar year. The purchase price for shares acquired under the 2018 ESPP is equal to the lower of 85% of the share's fair market value on either the first day of each option period or the last day of each period. The plan will expire by its terms on September 1, 2028. Shares of common stock purchased under the 2018 ESPP vest immediately at the time of purchase. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase. During fiscal 2022, there were 23,524 shares purchased under the plan.

Share-Based Compensation Expense

We recorded share-based compensation expense in SG&A as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2022	2021	2020
Stock options	$—	$19	$189
Directors stock compensation	644	685	604
Service Condition Awards	11,177	7,941	8,419
Performance Condition Awards	17,260	16,796	12,932
Market Condition Awards	4,234	—	—
Employee stock purchase plan	1,303	977	785
Share-based compensation expense	34,618	26,418	22,929
Less: income tax benefits	(2,965)	(1,926)	(1,803)
Share-based compensation expense, net of income tax benefits	$31,653	$24,492	$21,126

Stock Options

There have been no new grants of options since fiscal 2017 and all options outstanding at February 28, 2021 and 2022 were exercisable. A summary of stock option activity under our 2008 plan is as follows:

(in thousands, except contractual term and per share data)	Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at February 28, 2021	48	$70.42	2.5	$6,866
Exercises	(23)	72.58		3,560
Outstanding at February 28, 2022	25	$68.27	1.6	$3,232
Exercisable at February 28, 2022	25	$68.27	1.6	$3,232

The total intrinsic value of options exercised during fiscal 2022, 2021, and 2020, was $3.6 million, $2.8 million, and $9.1 million, respectively.

Director Restricted Stock Awards

During fiscal 2022 we issued under the 2018 Plan, 2,828 RSAs to non-employee members of the Board of Directors with a total grant date fair value of $0.6 million or $226.50 per share. The RSAs vested immediately, and accordingly, were expensed immediately. The total fair value of RSAs granted to our non-employee members of the Board of Directors that vested immediately on grant dates in fiscal 2021 and 2020 was $0.7 million and $0.6 million, respectively.

Service Condition Awards

We grant RSAs and RSUs to associates, which primarily vest ratably over four years or have specified graded vesting terms over 3 years, “Service Condition Awards”. A summary of Service Condition Awards activity during fiscal 2022 follows:

(in thousands, except per share data)	Number of Service Condition Awards	Weighted Average Grant Date Fair Value (per share)
Outstanding at February 28, 2021	126	$129.52
Granted	93	218.35
Vested	(65)	116.22
Forfeited	(16)	192.26
Outstanding at February 28, 2022	138	$188.11

The total fair value of Service Condition Awards that vested in fiscal 2022, 2021, and 2020 was $14.3 million, $14.0 million, and $10.8 million, respectively. The weighted average grant date fair value of Service Condition Awards granted during fiscal 2022, 2021 and 2020 was $218.35, $179.30, and $118.76, respectively.

Performance Condition Awards

We grant Performance Condition Awards to certain officers and associates, which cliff vest after three years. The vesting of these awards is contingent upon meeting one or more defined operational performance metrics over a three year performance period. The quantity of shares ultimately awarded can range from 0% to 200% of “Target”, as defined in the award agreement as 100%, based on the level of achievement against the defined operational performance metrics. A summary of Performance Condition Awards activity during fiscal 2022 follows:

(in thousands, except per share data)	Number of Performance Condition Awards	Weighted Average Grant Date Fair Value (per share)
Outstanding at February 28, 2021 (1)	470	$129.53
Granted (1) (2)	140	216.20
Vested (1) (2)	(134)	86.25
Forfeited	(25)	148.16
Outstanding at February 28, 2022	451	$148.66

(1)Includes PSUs granted during fiscal 2019 at Target and PSAs granted during fiscal 2020, 2021 and 2022 at maximum achievement of 200% of Target.

(2)Includes an additional 68 shares, which resulted from the performance of the fiscal 2019 awards exceeding Target.

The total fair value of Performance Condition Awards that vested in fiscal 2022, 2021, and 2020 was $29.9 million, $18.6 million, and $15.0 million, respectively. The weighted average grant date fair value of Performance Condition Awards granted during fiscal 2022, 2021 and 2020 was $216.20, $170.27 and $111.98, respectively.

Market Condition Awards

We grant Market Condition Awards to certain officers and associates, which cliff vest after three years. The vesting of these awards is contingent upon meeting specified stock price return targets compared to a pre-determined peer group over a three year period. The quantity of shares ultimately awarded can range from 0% to 200% of “Target”, as defined in the award agreement as 100%, based on the level of achievement against the defined TSR targets. A summary of Market Condition Awards activity during fiscal 2022 follows:

(in thousands, except per share data)	Number of Market Condition Awards		Weighted Average Grant Date Fair Value (per share)
Outstanding at February 28, 2021	—	129.53	$—
Granted (1)	72	170.27	156.08
Vested	—	97.05	—
Forfeited	(4)	$155.62	156.08
Outstanding at February 28, 2022	68	$129.53	$156.08

(1)Includes PSAs granted during fiscal 2022 at maximum achievement of 200% of Target.

The weighted average grant date fair value of Market Condition Awards granted during fiscal 2022 was $156.08.

The fair value of our Market Condition Awards are estimated using a Monte Carlo simulation valuation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved and is applied to the closing price of our common stock on the date of grant. The input variables utilized are included in the table below:

Fiscal Year Ended February 28, 2022
Expected term in years	3
Risk free interest rate	0.3%
Expected volatility	38.9%
Expected dividend yield (1)	—%

(1)The Monte Carlo method assumes a reinvestment of dividends.

The expected term is consistent with the explicit service period and the risk free interest rate is based on U.S. Treasury securities with maturities equal to the expected term of the awards. Expected volatility is based on the historical volatility of our stock prices over the expected term of the awards.

Unrecognized Share-Based Compensation Expense

As of February 28, 2022, our total unrecognized share-based compensation for all awards was $28.8 million, which will be recognized over a weighted average amortization period of 2.0 years. The total unrecognized share-based compensation reflects an estimate of Target achievement for Performance Condition Awards granted during fiscal 2022 and fiscal 2021, and a weighted average estimate of 175% of Target achievement for Performance Condition Awards granted in fiscal 2020.

Note 10 - Defined Contribution Plans

We sponsor defined contribution savings plans in the U.S. and other countries where we have associates. Total company matching contributions made to these plans for fiscal 2022, 2021 and 2020 were $5.6 million, $5.0 million and $4.3 million, respectively.

Note 11 - Repurchases of Common Stock

In August 2021, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 25, 2021, for a period of three years, and replaced our former repurchase authorization, of which approximately $79.5 million remained. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. As of February 28, 2022, our repurchase authorization allowed for the purchase of $422.0 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

	Fiscal Years Ended Last Day of February,
(in thousands, except share and per share data)	2022	2021	2020
Common stock repurchased on the open market:
Number of shares	776,601	960,829	—
Aggregate value of shares	$170,712	$191,606	$—
Average price per share	$219.82	$199.42	$—

Common stock received in connection with share-based compensation:
Number of shares	78,358	69,194	77,272
Aggregate value of shares	$17,492	$11,688	$10,169
Average price per share	$223.23	$168.92	$131.61

Note 12 - Restructuring Plan

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

We incurred $0.4 million, $0.4 million and $3.3 million of pre-tax restructuring costs related to employee severance and termination benefits during fiscal 2022, 2021 and 2020, respectively, which are recorded as “Restructuring charges” in the consolidated statements of income. Restructuring costs incurred in fiscal 2021 and 2020 also included contract termination costs. During fiscal 2022, we made total cash restructuring payments of $0.5 million.

During the fourth quarter of fiscal 2022, we completed the plan, which resulted in total restructuring charges and payments of $9.6 million and total annualized profit improvements of approximately $12.5 million over the duration of the plan.

Note 13 - Commitments and Contingencies

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

On December 23, 2021, Brita LP filed a complaint against Kaz USA, Inc. and Helen of Troy Limited in the United States District Court for the Western District of Texas (the “Patent Litigation”), alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. In the Patent Litigation, Brita LP seeks monetary damages and injunctive relief relating to the alleged infringement.

Brita LP simultaneously filed a complaint with the United States International Trade Commission (“ITC”) against Kaz USA, Inc., Helen of Troy Limited and five other companies that sell water filtration systems (the “ITC Action”). The complaint in the ITC Action also alleges patent infringement by the Company with respect to its PUR gravity-fed water filtration systems. In the ITC Action, Brita LP requested the ITC to initiate an unfair import investigation relating to the filtration systems. This action seeks injunctive relief to prevent entry of PUR products (and certain other products) into the U.S. and removal of existing inventory that is already in the U.S. On January 25, 2022, the ITC instituted the investigation requested by the ITC Action. The Patent Litigation has been stayed pending resolution of the ITC Action. We intend to vigorously pursue our claims and defenses in these proceedings. However, we cannot predict the outcome of these proceedings, the amount or range of any potential loss, or when the proceedings will be resolved. Litigation is inherently unpredictable, and the resolution or disposition of these proceedings could, if adversely determined, have a material and adverse impact on our financial position and results of operations.

Regulatory Matters

Our operations are subject to national, state, local, and provincial jurisdictions’ environmental, health and safety laws and regulations and industry-specific product certifications. Many of the products we sell are subject to product safety laws and regulations in various jurisdictions. These laws and regulations specify the maximum allowable levels of certain materials that may be contained in our products, provide statutory prohibitions against misbranded and adulterated products, establish ingredients and manufacturing procedures for certain products, specify product safety testing requirements, and set product identification, labeling and claim requirements. For example, some of our Beauty segment’s customers require that our Beauty appliances comply with various safety certifications, including UL certifications. Similarly, thermometers distributed by our Health & Wellness segment must comply with various regulations governing the production and distribution of medical devices. Additionally, some product lines within our Health & Wellness segment are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the U.S. Environmental Protection Agency (the “EPA”), U.S. Customs and Border Protection, the U.S. Food and Drug Administration, and the U.S. Consumer Product Safety Commission.

During fiscal 2022, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Health & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. The EPA approved modest changes to our labeling claims on packaging of the air and water filtration impacted products, which we implemented, and subsequently resumed shipping during fiscal 2022. Our fiscal 2022 consolidated, and Health & Wellness segment’s, net sales revenue, gross profit, SG&A, and operating income was materially and adversely impacted by the stop shipment actions and the time needed to execute repackaging plans after changes were approved by the EPA. While we have resumed normalized levels of shipping of the affected inventory, we are still in process of repackaging our existing inventory of impacted products. Additionally, as a result of continuing dialogue with the EPA, we are executing further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products. If we are not able to execute our repackaging plans on schedule to meet demand, our net sales revenue, gross profit and operating income could continue to be materially and adversely impacted. At this time, we are not aware of any fines or penalties related to this matter imposed against us by the EPA. While we do not anticipate material fines or penalties, there can be no assurances that such fines or penalties will not be imposed.

During fiscal 2022, we recorded a $13.1 million charge to cost of goods sold to write-off the obsolete packaging for the affected products in our inventory on-hand and in-transit as of the end of the first quarter of fiscal 2022. During fiscal 2022, we incurred additional compliance costs of $19.3 million, comprised of $14.6 million of incremental warehouse storage costs and legal fees, which were recognized in SG&A, and $4.7 million of storage, obsolete packaging and other charges from vendors, which were recognized in cost of goods sold. We refer to these charges as “EPA compliance costs.” In addition, during fiscal 2022, we incurred and capitalized into inventory costs to repackage a portion of our existing inventory of the affected products and expect to continue to incur and capitalize such costs as we continue to repackage inventory. We also expect to incur additional compliance costs, which may include incremental freight, warehouse storage costs, charges from vendors, and legal fees, among other things. Such potential incremental EPA compliance costs will be expensed as incurred and could materially and adversely impact our consolidated and Health & Wellness segment’s gross profit and operating income. In addition, our net sales revenue could be materially and adversely impacted by customer returns, an increase in sales discounts and allowances and by the potential impact of distribution losses at certain retailers. For additional information refer to Item 1A., “Risk Factors,” and to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “EPA Compliance Costs” included within this Annual Report.

Commitments

We sell certain of our products under trademarks licensed from third parties. Some of these trademark license agreements require us to pay minimum royalties. As of February 28, 2022, we estimate future minimum annual royalty payments over the noncancellable term of these arrangements to be approximately $7.4 million, $7.3 million, $7.0 million, $5.6 million, and $2.9 million per year, during the next five fiscal years, respectively.

Note 14 - Long-Term Debt

A summary of our long-term debt follows:

(in thousands)	February 28, 2022	February 28, 2021
Mississippi Business Finance Corporation Loan (the “MBFC Loan”) (1)	$16,707	$18,607
Credit Agreement (2)	799,500	329,000
Subtotal	816,207	347,607
Unamortized prepaid financing fees	(2,991)	(3,977)
Total long-term debt	813,216	343,630
Less: current maturities of long-term debt	(1,884)	(1,884)
Long-term debt, excluding current maturities	$811,332	$341,746

(1)The MBFC Loan is unsecured and bears floating interest based on either LIBOR plus a margin of up to 2.0%, or a Base Rate plus a margin of up to 1.0%, as determined by the interest rate elected and the Net Leverage Ratio defined in the Indenture (defined below).

(2)The Credit Agreement (defined below) is unsecured and bears floating interest at either the Base Rate or LIBOR, plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.0% and 1.0% to 2.0% for Base Rate and LIBOR borrowings, respectively. These floating interest rates are hedged with interest rate swaps to effectively fix interest rates on $125 million and $225 million of the outstanding principal balance under the Credit Agreement as of February 28, 2022 and February 28, 2021, respectively (see Notes 15, 16, and 17 for additional information regarding interest rate swaps).

Aggregate annual maturities of our long-term debt as of February 28, 2022 are as follows:

(in thousands)
Fiscal 2023	$1,900
Fiscal 2024	14,807
Fiscal 2025	—
Fiscal 2026	799,500
Fiscal 2027	—
Thereafter	—
Total	$816,207

Credit Agreement

We have an amended credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1.25 billion and matures on March 13, 2025. Borrowings accrue interest under one of two alternative methods (based upon a Base Rate or LIBOR) as described in the Credit Agreement. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment and letter of credit fees under the Credit Agreement.

The Credit Agreement includes a $300 million accordion, which can be used for term loan commitments. The accordion permits the Company to request to increase its borrowing capacity, not to exceed the $300 million commitment in the aggregate, provided certain conditions are met, including lender approval. Any increase to term loan commitments and revolving loan commitments must be made on terms identical to the revolving loans under the Credit Agreement and must have a maturity date of no earlier than March 13, 2025. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. We are able to repay amounts borrowed at any time without penalty.

As of February 28, 2022, the outstanding revolving loan principal balance was $799.5 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $32.7 million. As of February 28, 2022, the amount available for borrowings under the Credit Agreement was $417.8 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of February 28, 2022, these covenants did not limit our ability to incur $417.8 million of additional debt under the Credit Agreement.

Other Debt Agreements

As of February 28, 2022, we have an aggregate principal balance of $16.7 million (excluding prepaid financing fees) under an unsecured loan agreement with the Mississippi Business Finance Corporation (the “MBFC”), which was entered into in connection with the issuance by MBFC of taxable industrial development revenue bonds (the “Bonds”). The borrowings were used to fund construction of our Olive Branch, Mississippi distribution facility. Since March 2018, the MBFC Loan can be called by the holder at any time. The loan can be prepaid without penalty. The remaining loan principal balance is payable as follows: $1.9 million on March 1, 2022 and $14.8 million on March 1, 2023. Any remaining outstanding principal and interest is due upon maturity on March 1, 2023.

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

As of February 28, 2022, we were in compliance with all covenants as defined under the terms of the Credit Agreement and our other debt agreements.

The following table contains information about interest rates and the related weighted average borrowings outstanding under our Credit Agreement and the MBFC Loan for the periods presented below:

	Fiscal Years Ended Last Day of February,
(in thousands)	2022	2021	2020
Credit Agreement:
Average borrowings outstanding (1)	$503,900	$334,400	$286,640
Average effective interest rate (2)	1.1%	1.7%	3.2%
Interest rate range	1.1% - 3.3%	1.1% - 4.8%	2.6% - 5.5%
Weighted average interest rates on borrowings outstanding at year end	1.2%	1.1%	2.7%

MBFC Loan:
Average borrowings outstanding (1)	$17,087	$18,987	$20,887
Average effective interest rate (2)	1.1%	1.4%	3.1%
Interest rate range	1.1% - 1.2%	1.1% - 2.6%	2.6% - 3.5%
Weighted average interest rates on borrowings outstanding at year end	1.2%	1.1%	2.6%

(1)Average borrowings outstanding is computed as the average of the current and four prior quarters ending balances outstanding.

(2)The average effective interest rate during each year is computed by dividing the total interest expense associated with the borrowing for a fiscal year by the average borrowings outstanding for the same fiscal year.

Note 15 - Fair Value

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

	Carrying Amount and Fair Value
(in thousands)	February 28, 2022	February 28, 2021
Assets:
Cash equivalents (money market accounts)	$438	$1,631
Foreign currency derivatives	2,918	33
Total assets	$3,356	$1,664

Liabilities:
Interest rate swaps	$2,781	$9,941
Foreign currency derivatives	825	6,550
Total liabilities	$3,606	$16,491

The carrying amounts of cash, accounts payable, accrued expenses and other current liabilities and income taxes payable approximate fair value because of the short maturity of these items. The carrying amounts of receivables approximate fair value due to the effect of the related allowance for credit losses. The carrying amount of our floating rate long-term debt approximates its fair value.

We use derivatives to manage our exposure to changes in foreign currency exchange rates, which include foreign currency forward contracts and cross-currency debt swaps. In addition, we use interest rate swaps to manage our exposure to changes in interest rates. All of our derivative assets and liabilities are recorded at fair value. See Notes 1, 16 and 17 for more information on our derivatives.

We did not remeasure any assets to fair value on a non-recurring basis during fiscal 2022. Assets remeasured to fair value on a non-recurring basis during fiscal 2021 represent long-lived assets held for sale related to our Personal Care business, which were impaired.

During the fourth quarter of fiscal 2021, our quarterly impairment evaluation of long-lived assets held for sale resulted in an asset impairment charge to reduce the goodwill of our Personal Care business to reflect the disposal group at fair value less cost to sell.

The fair value of the long-lived assets held for sale presented in the table below represent the remaining carrying value of the disposal group and was estimated based on current market values less costs to sell. Refer to Note 4 for additional information on assets held for sale.

		Fair Value Measurements			Fiscal 2021 Asset Impairment Charges
(in thousands)	February 28, 2021	Level 1	Level 2	Level 3
Held for sale	$39,867	$—	$—	$39,867	$(8,452)
Total	$39,867	$—	$—	$39,867	$(8,452)

Note 16 - Financial Instruments and Risk Management

Foreign Currency Risk

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. Approximately 10%, 12%, and 14% of our net sales revenue was denominated in foreign currencies during fiscal 2022, 2021 and 2020, respectively. These sales were primarily denominated in Euros, Canadian Dollars, British Pounds and Mexican Pesos. We make most of our inventory purchases from manufacturers in Asia and primarily use the U.S. Dollar for such purchases.

In our consolidated statements of income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign currency exchange rate gains and losses are recognized in SG&A. We recorded in SG&A foreign currency exchange rate net losses of $0.2 million and $0.6 million during fiscal 2022 and 2021, respectively, and net gains of $2.2 million during fiscal 2020.

We mitigate certain foreign currency exchange rate risk by using forward contracts (“foreign currency contracts”) and mark-to-market cross-currency debt swaps to protect against the foreign currency exchange rate risk inherent in our transactions denominated in foreign currencies. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. Our foreign currency contracts are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in OCI until the hedge transaction is settled, at which point amounts are reclassified from AOCI to our consolidated statements of income. Derivatives for which we have not elected hedge accounting consist of our cross-currency debt swaps, and any changes in the fair value of the derivatives are recorded in our consolidated statements of income. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness. Any ineffectiveness, which is not material for any year presented, is immediately recognized in our consolidated statements of income.

Interest Rate Risk

Interest on our outstanding debt as of February 28, 2022 is based on floating interest rates. If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on a portion of our outstanding principal balance under the Credit Agreement. As of February 28, 2022 and February 28, 2021, $125 million and $225 million of the outstanding principal balance under the Credit Agreement, respectively, was hedged with interest rate swaps to fix the interest rate we pay. Our interest rate swaps are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in OCI until the hedge transaction is settled, at which point amounts are reclassified from AOCI to our consolidated statements of income. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness. Any ineffectiveness, which is not material for any year presented, is immediately recognized in our consolidated statements of income.

The following tables summarize the fair values of our derivative instruments at the end of fiscal 2022 and 2021:

(in thousands)	February 28, 2022
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities Non-current
Forward contracts - sell Euro	Cash flow	2/2023	€17,000	$1,224	$—	$—	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2023	$40,000	475	—	—	—
Forward contracts - sell Pounds	Cash flow	2/2023	£24,000	1,219	—	—	—
Forward contracts - sell Australian Dollars	Cash flow	12/2022	A$5,700	—	—	113	—
Interest rate swaps	Cash flow	1/2024	$125,000	—	—	1,446	1,335
Subtotal				2,918	—	1,559	1,335

Derivatives not designated under hedge accounting
Cross-currency debt swaps - Euro	(1)	04/2022	€6,000	—	—	244	—
Cross-currency debt swaps - Pounds	(1)	04/2022	£4,500	—	—	468	—
Subtotal				—	—	712	—
Total fair value				$2,918	$—	$2,271	$1,335

(in thousands)	February 28, 2021
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities Non-current
Forward contracts - sell Euro	Cash flow	2/2022	€39,000	$—	$—	$1,851	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2023	$34,000	—	33	1,061	—
Forward contracts - sell Pounds	Cash flow	2/2023	£34,500	—	—	2,026	21
Forward contracts - sell Australian Dollars	Cash flow	11/2021	A$4,000	—	—	18	—
Interest rate swaps	Cash flow	1/2024	$225,000	—	—	4,407	5,534
Subtotal				—	33	9,363	5,555

Derivatives not designated under hedge accounting
Cross-currency debt swaps - Euro	(1)	4/2022	€6,000	—	—	—	817
Cross-currency debt swaps - Pounds	(1)	4/2022	£4,500	—	—	—	756
Subtotal				—	—	—	1,573
Total fair value				$—	$33	$9,363	$7,128

(1)These cross-currency debt swaps, for which we have not elected hedge accounting, adjust the currency denomination of a portion of our outstanding debt to the Euro and British Pound, as applicable, for the notional amounts reported, creating an economic hedge against currency movements.

The pre-tax effects of derivative instruments designated as cash flow hedges for fiscal 2022 and 2021 were as follows:

	Fiscal Year Ended Last Day of February,
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2022	Location	2022
Foreign currency contracts - cash flow hedges	$5,509	Sales revenue, net	$(2,240)
Interest rate swaps - cash flow hedges	2,403	Interest expense	(4,757)
Total	$7,912		$(6,997)

	Fiscal Year Ended Last Day of February,
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2021	Location	2021
Foreign currency contracts - cash flow hedges	$(7,932)	SG&A	$(1,564)
Interest rate swaps - cash flow hedges	(3,673)	Interest expense	(4,449)
Total	$(11,605)		$(6,013)

The pre-tax effects of derivative instruments not designated under hedge accounting for fiscal 2022 and 2021 were as follows:

	Fiscal Years Ended Last Day of February,
	Gain (Loss) Recognized in Income
(in thousands)	Location	2022	2021
Cross-currency debt swaps - principal	SG&A	$861	$(1,432)
Cross-currency debt swaps - interest	Interest Expense	(3)	72
Total		$858	$(1,360)

We expect a net gain of $1.4 million associated with foreign currency contracts and interest rate swaps currently recorded in AOCI to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle. See Notes 1, 15 and 17 to these consolidated financial statements for more information.

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

Note 17 - Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component and related tax effects for fiscal 2022 and 2021 were as follows:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 29, 2020	$(8,199)	$1,194	$(7,005)
Other comprehensive loss before reclassification	(3,673)	(7,932)	(11,605)
Amounts reclassified out of AOCI	4,449	1,564	6,013
Tax effects	(153)	1,094	941
Other comprehensive income (loss)	623	(5,274)	(4,651)
Balance at February 28, 2021	$(7,576)	$(4,080)	$(11,656)
Other comprehensive income before reclassification	2,403	5,509	7,912
Amounts reclassified out of AOCI	4,757	2,240	6,997
Tax effects	(1,710)	(1,341)	(3,051)
Other comprehensive income	5,450	6,408	11,858
Balance at February 28, 2022	$(2,126)	$2,328	$202

See Notes 1, 15 and 16 to these consolidated financial statements for additional information regarding our cash flow hedges.

Note 18 - Segment and Geographic Information

Segment Information

We currently operate in three segments consisting of Home & Outdoor, Health & Wellness and Beauty. In the fourth quarter of fiscal 2022, we changed the names of two of our segments to align with the growth in certain product offerings and brands within our portfolio. Our previously named “Housewares” segment was changed to “Home & Outdoor,” and our previously named “Health & Home” segment was changed to “Health & Wellness.” There were no changes to the products or brands included within our reportable segments as part of these name changes. The Osprey brand and products were added to the Home & Outdoor segment upon the completion of the acquisition of Osprey.

The following tables summarize segment information for the periods presented:

	Fiscal Year Ended February 28, 2022
(in thousands)	Home & Outdoor (1)	Health & Wellness	Beauty (2)	Total
Sales revenue, net	$865,844	$777,080	$580,431	$2,223,355
Restructuring charges	369	—	11	380
Operating income	134,925	39,217	98,408	272,550
Capital and intangible asset expenditures	67,732	7,688	2,619	78,039
Depreciation and amortization	12,112	10,691	13,026	35,829

	Fiscal Year Ended February 28, 2021
(in thousands)	Home & Outdoor	Health & Wellness	Beauty (2)	Total
Sales revenue, net	$727,354	$890,191	$481,254	$2,098,799
Asset impairment charges	—	—	8,452	8,452
Restructuring charges	249	(6)	107	350
Operating income	122,487	94,103	64,898	281,488
Capital and intangible asset expenditures	10,369	12,854	75,445	98,668
Depreciation and amortization	9,333	15,453	12,932	37,718

	Fiscal Year Ended February 29, 2020
(in thousands)	Home & Outdoor	Health & Wellness	Beauty (2)	Total
Sales revenue, net	$640,965	$685,397	$381,070	$1,707,432
Asset impairment charges	—	—	41,000	41,000
Restructuring charges	1,351	93	1,869	3,313
Operating income (loss)	123,135	68,166	(13,050)	178,251
Capital and intangible asset expenditures	10,602	5,853	1,304	17,759
Depreciation and amortization	7,298	16,113	13,998	37,409

(1)Fiscal 2022 includes approximately nine weeks of operating results from Osprey, acquired on December 29, 2021. For additional information see Note 7 to the accompanying consolidated financial statements.

(2)Fiscal 2020 includes approximately five weeks of operating results from Drybar Products, acquired on January 23, 2020, and fiscal 2022 and 2021 include a full year of operating results. For additional information see Note 7 to the accompanying consolidated financial statements.

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

Geographic Information

The following table presents net sales revenue by geographic region, in U.S. Dollars:

	Fiscal Years Ended Last Day of February,
(in thousands)	2022		2021		2020
U.S.	$1,738,099	78.2%	$1,666,324	79.4%	$1,357,345	79.5%
Canada	101,617	4.6%	92,150	4.4%	71,417	4.2%
EMEA	214,583	9.6%	183,398	8.7%	138,858	8.1%
Asia Pacific	109,750	4.9%	118,000	5.6%	99,378	5.8%
Latin America	59,306	2.7%	38,927	1.9%	40,434	2.4%
Total sales revenue, net	$2,223,355	100.0%	$2,098,799	100.0%	$1,707,432	100.0%

Worldwide sales to our largest customer, Amazon.com Inc., accounted for approximately 19%, 20% and 18% of our consolidated net sales revenue in fiscal 2022, 2021 and 2020, respectively. Sales to our second largest customer, Walmart, Inc., including worldwide affiliates, accounted for approximately 11%, 13% and 14% of our consolidated net sales revenue in fiscal 2022, 2021 and 2020, respectively. Sales to our third largest customer, Target Corporation, accounted for approximately 11%, 11% and 9% of our consolidated net sales revenue in fiscal 2022, 2021, and 2020, respectively. No other customers accounted for 10% or more of consolidated net sales revenue during these fiscal years. Sales to our top five customers accounted for approximately 49%, 52% and 50% of our consolidated net sales revenue in fiscal 2022, 2021 and 2020, respectively. Sales to these largest customers include sales across all of our business segments.

Our domestic and international long-lived assets were as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2022	2021	2020
U.S.	$211,484	$145,798	$147,806
International:
Barbados	22,486	18,254	11,969
Other international	9,167	5,016	4,977
Subtotal	31,653	23,270	16,946
Total	$243,137	$169,068	$164,752

The table above classifies assets based upon the country where we hold legal title. Long-lived assets included in the table above include property and equipment and operating lease assets.

Note 19 - Income Taxes

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

On March 11, 2021, the American Rescue Plan Act (the “ARP”) was enacted and signed into law. The ARP is an economic stimulus package in response to the COVID-19 outbreak, which contains tax provisions that did not have a material impact to our consolidated financial statements.

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

The Tax Act introduced new provisions for U.S. taxation of certain global intangible low-taxed income (“GILTI”). The Company continues to elect to account for the tax on GILTI as a period cost and therefore has not recorded deferred taxes related to GILTI on its foreign subsidiaries.

In connection with the Tax Act, we repatriated $48.3 million of cash held in our U.S. owned foreign subsidiaries without such funds being subject to further U.S. federal income tax. As of February 28, 2022, we had approximately $38.4 million of undistributed earnings in U.S. owned foreign subsidiaries. While U.S. federal tax expense has been recognized as a result of the Tax Act, no deferred tax liabilities with respect to items such as certain foreign exchange gains or losses, foreign withholding taxes or state taxes have been recognized.

No deferred taxes have been provided on the undistributed earnings of our foreign owned subsidiaries since these earnings will continue to be permanently reinvested. Due to the number of legal entities and jurisdictions involved, our legal entity structure, and the tax laws in the relevant jurisdictions, we believe it is not practicable to estimate the amount of additional taxes which may be payable upon distribution of these undistributed earnings.

Our components of income before income tax expense are as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2022	2021	2020
U.S.	$63,653	$48,693	$40,146
Non-U.S.	196,313	220,737	125,794
Total	$259,966	$269,430	$165,940

Our components of income tax expense (benefit) are as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2022	2021	2020
Current:
U.S. federal	$20,907	$4,340	$12,551
State	6,283	5,892	4,181
Non-U.S.	17,883	9,652	2,571
	45,073	19,884	19,303

Deferred:
U.S. federal	(5,269)	(3,828)	(4,376)
State	(1,766)	(1,795)	(413)
Non-U.S.	(1,836)	1,223	(907)
	(8,871)	(4,400)	(5,696)
Total	$36,202	$15,484	$13,607

Our total income tax expense differs from the amounts computed by applying the U.S. statutory tax rate to income before income taxes. An income tax rate reconciliation of these differences are as follows:

	Fiscal Years Ended Last Day of February,
	2022	2021	2020
Effective income tax rate at the U.S. statutory rate	21.0%	21.0%	21.0%
Impact of U.S. state income taxes	1.4%	0.6%	1.6%
Effect of statutory tax rate in Macau	0.1%	(0.7)%	(13.6)%
Effect of statutory tax rate in Barbados	(11.0)%	(15.4)%	(5.5)%
Effect of statutory tax rate in Switzerland	(1.2)%	(1.5)%	(0.4)%
Effect of income from other non-U.S. operations subject to varying rates	1.2%	1.1%	2.3%
Effect of foreign exchange fluctuations	0.5%	(0.1)%	0.7%
Effect of asset impairment charges	—%	0.3%	2.4%
Effect of U.S. tax reform	—%	(3.5)%	—%
Effect of uncertain tax positions	0.6%	3.2%	(1.7)%
Effect of non-deductible executive compensation	1.1%	1.0%	1.4%
Effect of base erosion and anti-abuse tax	—%	(0.6)%	—%
Other items	0.2%	0.3%	—%
Effective income tax rate	13.9%	5.7%	8.2%

Our Macau subsidiary generates income from the sale of the goods that it has sourced and procured. This subsidiary is responsible for the sourcing and procurement of a large portion of the products that we sell.  We previously had an indefinite tax holiday in Macau conditioned on the subsidiary meeting certain employment and investment thresholds.  The Macau Offshore Law and its supplementary regulations that grant tax incentives to approved offshore institutions was abolished on January 1, 2021. Existing approved offshore institutions such as ours continued to operate under the offshore regime until the end of the calendar year 2020. Beginning in calendar year 2021, our Macau subsidiary transitioned to onshore status and became subject to a statutory corporate income tax of approximately 12%. Because our Macau subsidiary is not directly or indirectly owned by a U.S. parent, there is no U.S. tax liability associated with the income generated in Macau.

Each year there are significant transactions or events that are incidental to our core businesses and that by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates. Without these transactions or events, the trend in our effective tax rates would follow a more normalized pattern.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2022	2021
Deferred tax assets, gross:
Operating loss carryforwards	$13,195	$14,785
Accounts receivable	11,144	8,905
Inventories	19,619	12,432
Operating lease liabilities	11,494	10,388
Accrued expenses and other	10,364	10,731
Total gross deferred tax assets	65,816	57,241
Valuation allowance	(11,673)	(15,021)
Deferred tax liabilities:
Operating lease assets	(8,635)	(7,500)
Depreciation	(10,589)	(11,828)
Amortization	(52,873)	(6,879)
Total deferred tax (liabilities) assets, net	$(17,954)	$16,013

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, expected future taxable income and tax planning strategies in assessing the ultimate realization of deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not be recoverable. In fiscal 2022, the $3.3 million net decrease in our valuation allowance was principally due to changes in the operating loss carryforwards available to be used in the future.

The composition of our operating loss carryforwards at the end of fiscal 2022 is as follows:

		February 28, 2022
(in thousands)	Tax Year Expiration Date Range	Deferred Tax Assets	Operating Loss Carryforward
U.S. federal operating loss carryforwards	Indefinite	$2,936	$13,979
U.S. state operating loss carryforwards	2032-2042	732	18,504
Non-U.S. operating loss carryforwards with definite carryover periods	2022-2039	4,483	18,072
Non-U.S. operating loss carryforwards with indefinite carryover periods	Indefinite	5,044	15,921
Subtotal		13,195	$66,476
Less portion of valuation allowance established for operating loss carryforwards		(9,522)
Total		$3,673

Any future amount of deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during any carryforward periods are reduced.

At February 28, 2022, we had net operating loss carryforwards for U.S. federal income tax purposes as a result of the Osprey acquisition on December 29, 2021. The acquisition was a change in ownership for purposes of Section 382 of the Internal Revenue Code. Therefore, the amount of acquired net operating loss carryforwards that are available to offset future taxable income are subject to an annual limitation. We expect that all of the Osprey acquired net operating loss carryforwards that will be available to us will be utilized during the applicable carryforward period.

During fiscal 2022 and 2021, changes in the total amount of unrecognized tax benefits (excluding interest and penalties) were as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2022	2021
Total unrecognized tax benefits, beginning balance	$5,436	$113
Tax positions taken during the current period	949	1,542
Changes in tax positions taken during a prior period	1,409	4,280
Impact of foreign currency re-measurement	50	—
Settlements	(2,221)	(499)
Total unrecognized tax benefits, ending balance	5,623	5,436
Less current unrecognized tax benefits	—	—
Non-current unrecognized tax benefits	$5,623	$5,436

If we are able to sustain our positions with the relevant taxing authorities, approximately $5.6 million (excluding interest and penalties) of uncertain tax position liabilities as of February 28, 2022 would favorably impact our effective tax rate in future periods. We do not expect any significant changes to our existing unrecognized tax benefits during the next twelve months resulting from any issues currently pending with tax authorities.

We classify interest and penalties on uncertain tax positions as income tax expense. At the end of fiscal 2022 and 2021, the liability for tax-related interest and penalties associated with unrecognized tax benefits was $3.2 million and $2.9 million, respectively. Additionally, during fiscal 2022 and 2021, we recognized tax expense from tax-related interest and penalties of $0.3 million and $2.9 million, respectively, in the consolidated statements of income.

We file income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. As of February 28, 2022, tax years under examination or still subject to examination by material tax jurisdictions are as follows:

Jurisdiction	Tax Years Under Examination	Open Tax Years
United Kingdom	- None -	2021	—	2022
U.S.	2017-2018	2017	—	2022
Switzerland	- None -	2018	—	2022
Hong Kong	2014-2016	2014	—	2022
China	2009-2018	2009	—	2022

Note 20 - Earnings Per Share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities. Dilutive securities at any given point in time may consist of outstanding options to purchase common stock and issued and contingently issuable unvested RSUs, PSUs, RSAs, PSAs and other stock-based awards (see Note 9). Anti-dilutive securities are not included in the computation of diluted earnings per share under the treasury stock method.

The following table presents our weighted average basic and diluted shares outstanding for the periods shown:

	Fiscal Years Ended Last Day of February,
(in thousands)	2022	2021	2020
Weighted average shares outstanding, basic	24,142	24,985	25,118
Incremental shares from share-based compensation arrangements	268	211	204
Weighted average shares outstanding, diluted	24,410	25,196	25,322

Anti-dilutive securities	17	112	197

Note 21 - Subsequent Events

Curlsmith Acquisition

On April 22, 2022, we completed the acquisition of Recipe Products Ltd., a producer of innovative prestige hair care products for all types of curly and wavy hair under the Curlsmith brand (“Curlsmith”). The total purchase consideration, net of cash acquired, was $150.0 million in cash, subject to certain customary closing adjustments. The acquisition was funded with cash on hand and a $150.0 million borrowing under our existing revolving credit facility. After giving effect to the borrowing on April 20, 2022, the remaining amount available for borrowings under our Credit Agreement was $192.8 million. The initial accounting for this business combination is in process.

Weather-Related Incident

On March 30, 2022, a third-party facility that we utilize for inventory storage incurred severe damage from a weather-related incident. The inventory stored at this facility primarily relates to our Health & Wellness and Beauty segments. While the inventory is insured, some seasonal inventory and inventory designated for specific customer promotions is currently not accessible, and as a result, may unfavorably impact our net sales revenue in the first half of fiscal 2023. We are working with local officials and our insurance provider to understand the extent of the damage, however the building must be assessed and made structurally sound before we will have access to the inventory and be able to fully assess damages. The potential financial impact of this weather-related incident remains ongoing and could have a material adverse effect on our operating results and financial condition.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

(in thousands)	Beginning Balance	Additions (1)	Deductions (2)	Ending Balance
Allowance for credit losses:
Year Ended February 28, 2022	$998	$312	$467	$843
Year Ended February 28, 2021	$1,461	$2,093	$2,556	$998
Year Ended February 29, 2020	$2,032	$529	$1,100	$1,461
Deferred tax asset valuation allowance:
Year Ended February 28, 2022	$15,021	$—	$3,348	$11,673
Year Ended February 28, 2021	$14,073	$948	$—	$15,021
Year Ended February 29, 2020	$17,086	$—	$3,013	$14,073

(1)Additions to the allowance for credit losses represent periodic net charges to the provision for doubtful receivables, inclusive of any recoveries of receivables previously written off. In fiscal 2021, the addition to the deferred tax asset valuation allowance was principally due to changes in estimates of the operating loss carryforwards to be used in the future.

(2)Deductions to the allowance for credit losses represent uncollectible balances written off. Deductions to the deferred tax asset valuation allowance in fiscal 2020 and fiscal 2022 were primarily due to changes in estimates of the operating loss carryforwards to be used in the future.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act as of February 28, 2022. In conducting our evaluation of the effectiveness of internal control over financial reporting, we have excluded the assets and liabilities and results of operations of Osprey, which we acquired on December 29, 2021, in accordance with the SEC’s guidance concerning the reporting of internal controls over financial reporting in connection with an acquisition. The assets and net sales revenue of Osprey that were excluded from our assessment constituted approximately 2.9 percent of the Company's total consolidated assets (excluding goodwill and intangibles, which are included within the scope of the assessment) and 1.1 percent of total consolidated net sales revenue, as of and for the year ended February 28, 2022.

Based upon that evaluation, which excluded the internal control over financial reporting of Osprey, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The management’s report on internal control over financial reporting and the attestation report on internal controls over financial reporting of the independent registered public accounting firm required by this item are set forth under Item 8., “Financial Statements and Supplementary Data” of this Annual Report and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Exchange Act that occurred during our fiscal year ended February 28, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in our definitive Proxy Statement for the 2022 Annual General Meeting of Shareholders (the “Proxy Statement”) is incorporated by reference in response to this Item 10, as noted below:

•information about our Directors who are standing for re-election is set forth under “Proposal 1: Election of Directors”;
•information about our executive officers is set forth under “Executive Officers”;
•information about our Audit Committee, including members of the committee, and our designated “audit committee financial experts” is set forth under “Board Committees and Meetings - Audit Committee”;
•information about Section 16(a) beneficial ownership reporting compliance is set forth under “Delinquent Section 16(a) Reports” (if any to disclose); and
•information about any material changes to procedures for recommending nominees to the board of directors is set forth under “Board Composition and Structure” and “Shareholder Proposals.”

We have adopted a Code of Ethics governing our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and finance department members. The full text of our Code of Ethics is published on our website, at www.helenoftroy.com, under the “Investor Relations-Governance” caption. The information on our website is not part of this Annual Report. We intend to disclose future amendments to, or waivers from, certain provisions of this Code of Ethics on our website or in a current report on Form 8-K.

Item 11. Executive Compensation

Information set forth under the captions “Director Compensation”; “Executive Compensation Tables”; “Compensation Discussion & Analysis”; “CEO Pay Ratio for Fiscal Year 2022”; “Compensation Committee Interlocks and Insider Participation”; and “Compensation Committee Report” in our Proxy Statement is incorporated by reference in response to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement is incorporated by reference in response to this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information set forth under the captions “Certain Relationships - Related Person Transactions”; “Board Committees and Meetings” and “Board Independence” in our Proxy Statement is incorporated by reference in response to this Item 13.

Item 14. Principal Accountant Fees and Services

Information set forth under the caption “Audit and Other Fees Paid to our Independent Registered Public Accounting Firm” and “Pre-Approval Policies and Procedures” in our Proxy Statement is incorporated by reference in response to this Item 14.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements: See “Index to Consolidated Financial Statements” under Item 8 in this Annual Report.
2. Financial Statement Schedule: See “Schedule II” in this Annual Report.
3. Exhibits

The exhibit numbers succeeded by an asterisk (*) indicate exhibits filed herewith. The exhibit numbers succeeded by two asterisks (**) indicate exhibits furnished herewith that are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers succeeded by a cross (†) are management contracts or compensatory plans or arrangements.

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

10.3†
Amended and Restated Helen of Troy Limited 2011 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on 10-Q, filed with the Securities and Exchange Commission on October 11, 2016).

10.4
Loan Agreement, dated as of March 1, 2013, by and between Kaz USA, Inc. and Mississippi Business Finance Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2013 (the “2013 8-K”)).

10.5	Guaranty Agreement, dated as of March 1, 2013, by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of the 2013 8-K).
10.6	Trust Indenture, dated as of March 1, 2013, between Mississippi Business Finance Corporation and Deutsche Bank National Trust, as trustee (incorporated by reference to Exhibit 10.3 of the 2013 8-K).
10.7
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

10.8
Second Amendment to Guaranty Agreement, dated as of June 11, 2014, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2014).

10.9
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

10.10
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

10.11
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

10.12
Third Amendment to Guaranty Agreement, dated as of January 16, 2015, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.3 of the 2015 8-K).

10.13
Fourth Amendment to Guaranty Agreement, dated as of December 7, 2016, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2017, filed with the Securities and Exchange Commission on May 1, 2017 (the “2017 10-K”)).

10.14
First Supplemental Trust Indenture, dated as of March 1, 2014, by and between Mississippi Business Finance Corporation and Deutsche Bank National Trust, as trustee (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015, filed with the Securities and Exchange Commission on April 29, 2015).

10.15
Second Supplemental Trust Indenture, dated as of February 18, 2015 but effective February 1, 2015, by and between Mississippi Business Finance Corporation and Deutsche Bank National Trust, as trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2015).

10.16
Third Supplemental Trust Indenture, dated as of December 7, 2016, but effective December 1, 2016, by and between Mississippi Business Finance Corporation and Deutsche Bank National Trust, as trustee (incorporated by reference to Exhibit 10.25 of the 2017 10-K).

10.17
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

10.18
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

10.19†
Helen of Troy Limited 2018 Stock Incentive Plan (incorporated by reference to Annex B of the Company's Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on June 28, 2018 (the “2018 Proxy”)).

10.20†	Helen of Troy Limited 2018 Employee Stock Purchase Plan (incorporated by reference to Annex C of the 2018 Proxy).

10.21†
Severance Agreement among Helen of Troy Nevada Corporation, a Nevada corporation, Helen of Troy Limited, a Bermuda company, and Brian L. Grass, effective June 17, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 21, 2019).

10.22
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

10.23
Fifth Amendment to Guaranty Agreement, dated effective as of September 28, 2018, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N. A. (incorporated by reference to Exhibit 10.3 of the 2019 10-Q).

10.24
Sixth Amendment to Guaranty Agreement, dated as of May 14, 2020, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 20, 2020 (the “May 2020 8-K”)).

10.25
Fifth Supplemental Trust Indenture, dated as of May 14, 2020, by and between Mississippi Business Finance Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 of the May 2020 8-K).

10.26†
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

10.27†
Amendment to Severance Agreement, dated as of December 4, 2020, among Helen of Troy Nevada Corporation, a Nevada corporation, Helen of Troy Limited, a Bermuda company, and Brian L. Grass (incorporated by reference to Exhibit 10.2 of the Company's December 2020 8-K).

10.28*†
Severance Agreement among Helen of Troy Nevada Corporation, a Nevada corporation, Helen of Troy Limited, a Bermuda company, and Matt Osberg, effective February 28, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2022).

10.29†
Helen of Troy Limited 2008 Non-Employee Directors Stock Incentive Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A. File No. 001-14669, filed with the Securities and Exchange Commission on June 27, 2008).

21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELEN OF TROY LIMITED

By: /s/ Julien R. Mininberg
Julien R. Mininberg Chief Executive Officer and Director April 28, 2022
Pursuant to the requirements of the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Julien R. Mininberg	/s/ Matthew J. Osberg
Julien R. Mininberg Chief Executive Officer, Director and Principal Executive Officer April 28, 2022	Matthew J. Osberg Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer April 28, 2022

/s/ Gary B. Abromovitz	/s/ Timothy F. Meeker
Gary B. Abromovitz Director, Deputy Chairman of the Board April 28, 2022	Timothy F. Meeker Director, Chairman of the Board April 28, 2022

/s/ Beryl B. Raff	/s/ Krista L. Berry
Beryl B. Raff Director April 28, 2022	Krista L. Berry Director April 28, 2022

/s/ Darren G. Woody	/s/ Thurman K. Case
Darren G. Woody Director April 28, 2022	Thurman K. Case Director April 28, 2022

/s/ Vincent D. Carson
Vincent D. Carson Director April 28, 2022