Form 10-Q
period 2022-05-31
HELEN OF TROY LTD
filed 2022-07-08
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2022
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
As of June 30, 2022, there were 23,968,464 common shares, $0.10 par value per share, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except shares and par value)	May 31, 2022	February 28, 2022
Assets
Assets, current:
Cash and cash equivalents	$49,254	$33,381
Receivables - principally trade, less allowances of $1,103 and $843	475,904	457,623
Inventory	613,625	557,992
Prepaid expenses and other current assets	25,969	25,712
Income taxes receivable	11,747	5,430
Assets held for sale	—	1,942
Total assets, current	1,176,499	1,082,080

Property and equipment, net of accumulated depreciation of $167,153 and $161,006	281,008	205,378
Goodwill	1,065,111	948,873
Other intangible assets, net of accumulated amortization of $154,670 and $150,309	567,097	537,846
Operating lease assets	42,307	37,759
Deferred tax assets, net	3,877	3,628
Other assets	8,355	7,887
Total assets	$3,144,254	$2,823,451

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$323,119	$308,178
Accrued expenses and other current liabilities	246,968	271,675
Income taxes payable	18,626	20,718
Long-term debt, current maturities	14,622	1,884
Liabilities held for sale	—	235
Total liabilities, current	603,335	602,690

Long-term debt, excluding current maturities	1,090,947	811,332
Lease liabilities, non-current	47,272	43,745
Deferred tax liabilities, net	31,087	21,582
Other liabilities, non-current	15,191	16,763
Total liabilities	1,787,832	1,496,112

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 23,966,704 and 23,800,305 shares issued and outstanding	2,397	2,380
Additional paid in capital	305,154	303,740
Accumulated other comprehensive income	3,361	202
Retained earnings	1,045,510	1,021,017
Total stockholders' equity	1,356,422	1,327,339
Total liabilities and stockholders' equity	$3,144,254	$2,823,451
See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended May 31,
(in thousands, except per share data)	2022	2021
Sales revenue, net	$508,078	$541,223
Cost of goods sold	296,907	320,631
Gross profit	211,171	220,592

Selling, general and administrative expense (“SG&A”)	177,230	155,751
Restructuring charges	2	6
Operating income	33,939	64,835

Non-operating income, net	67	102
Interest expense	4,373	2,995
Income before income tax	29,633	61,942

Income tax expense	5,038	4,970
Net income	$24,595	$56,972

Earnings per share (“EPS”):
Basic	$1.03	$2.34
Diluted	1.02	2.31

Weighted average shares used in computing EPS:
Basic	23,865	24,349
Diluted	24,122	24,636

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended May 31,
(in thousands)	2022	2021
Net income	$24,595	$56,972
Other comprehensive income (loss), net of tax:
Cash flow hedge activity - interest rate swaps	2,206	757
Cash flow hedge activity - foreign currency contracts	953	(1,554)
Total other comprehensive income (loss), net of tax	3,159	(797)
Comprehensive income	$27,754	$56,175

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 28, 2021	24,406	$2,441	$283,396	$(11,656)	$965,166	$1,239,347
Net income	—	—	—	—	56,972	56,972
Other comprehensive loss, net of tax	—	—	—	(797)	—	(797)
Exercise of stock options	4	—	275	—	—	275
Issuance and settlement of restricted stock	177	18	(18)	—	—	—
Issuance of common stock related to stock purchase plan	13	1	2,337	—	—	2,338
Common stock repurchased and retired	(502)	(50)	(16,616)	—	(93,408)	(110,074)
Share-based compensation	—	—	14,020	—	—	14,020
Balances at May 31, 2021	24,098	$2,410	$283,394	$(12,453)	$928,730	$1,202,081

Balances at February 28, 2022	23,800	$2,380	$303,740	$202	$1,021,017	$1,327,339
Net income	—	—	—	—	24,595	24,595
Other comprehensive income, net of tax	—	—	—	3,159	—	3,159
Exercise of stock options	8	1	658	—	—	659
Issuance and settlement of restricted stock	235	24	(24)	—	—	—
Issuance of common stock related to stock purchase plan	13	1	2,274	—	—	2,275
Common stock repurchased and retired	(89)	(9)	(18,113)	—	(102)	(18,224)
Share-based compensation	—	—	16,619	—	—	16,619
Balances at May 31, 2022	23,967	$2,397	$305,154	$3,361	$1,045,510	$1,356,422

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended May 31,
(in thousands)	2022	2021
Cash used by operating activities:
Net income	$24,595	$56,972
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	10,498	8,713
Amortization of financing costs	253	243
Non-cash operating lease expense	2,543	2,027
Provision for credit losses	320	—
Non-cash share-based compensation	16,619	14,020
Gain on sale of Latin America and Caribbean Personal Care business	(1,336)	—
Deferred income taxes and tax credits	614	(3,811)
Changes in operating capital, net of effects of acquisitions of businesses:
Receivables	(14,639)	(38,747)
Inventory	(47,781)	(58,860)
Prepaid expenses and other current assets	651	(2,414)
Other assets and liabilities, net	(823)	(3,185)
Accounts payable	10,027	(10,885)
Accrued expenses and other current liabilities	(28,764)	(35,574)
Accrued income taxes	(11,205)	8,116
Net cash used by operating activities	(38,428)	(63,385)

Cash used by investing activities:
Capital and intangible asset expenditures	(76,202)	(4,006)
Net payments to acquire businesses, net of cash acquired	(148,111)	—
Proceeds from sale of Latin America and Caribbean Personal Care business	1,804	—
Net cash used by investing activities	(222,509)	(4,006)

Cash provided by financing activities:
Proceeds from line of credit	447,000	221,100
Repayment of line of credit	(153,000)	(52,100)
Repayment of long-term debt	(1,900)	(1,900)
Proceeds from share issuances under share-based compensation plans	2,934	2,613
Payments for repurchases of common stock	(18,224)	(110,074)
Net cash provided by financing activities	276,810	59,639

Net increase (decrease) in cash and cash equivalents	15,873	(7,752)
Cash and cash equivalents, beginning balance	33,381	45,120
Cash and cash equivalents, ending balance	$49,254	$37,368

Supplemental non-cash investing activity:
Capital expenditures included in accounts payable	$12,812	$—

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
May 31, 2022

Note 1 - Basis of Presentation and Related Information

Corporate Overview

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of May 31, 2022 and February 28, 2022, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2022 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. As of May 31, 2022, we operated three segments: Home & Outdoor, Health & Wellness, and Beauty. Our Home & Outdoor segment provides a broad range of innovative consumer products for home activities such as food preparation, cooking, cleaning and organization, as well as products for outdoor and on the go activities such as hydration, food storage, backpacks, and travel gear. The Health & Wellness segment provides health and wellness products including healthcare devices, thermometers, water and air filtration systems, humidifiers, and fans. Our Beauty segment provides mass and prestige market beauty appliances including hair styling appliances, grooming tools, decorative hair accessories, and prestige market liquid-based hair and personal care products.

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

During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Beauty segment's mass channel personal care business, which included liquid, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium (“Personal Care”). On June 7, 2021, we completed the sale of our North America Personal Care business to HRB Brands LLC, for $44.7 million in cash and recognized a gain on the sale in SG&A totaling $0.5 million. On March 25, 2022, we completed the sale of the Latin America and Caribbean Personal Care business to HRB Brands LLC, for $1.8 million in cash and recognized a gain on the sale in SG&A totaling $1.3 million. See Note 3 for additional information.

On April 22, 2022, we completed the acquisition of Recipe Products Ltd., a producer of innovative prestige hair care products for all types of curly and wavy hair under the Curlsmith brand (“Curlsmith”). The total purchase consideration was $149.7 million in cash, net of a preliminary closing net working capital adjustment and cash acquired. See Note 4 for additional information.

On December 29, 2021, we completed the acquisition of Osprey Packs, Inc. (“Osprey”), a longtime U.S. leader in technical and everyday packs, for $409.3 million in cash, net of a final net working capital adjustment and cash acquired. Osprey is highly respected in the outdoor industry with a product lineup that includes a wide range of backpacks and daypacks for hiking, mountaineering, skiing, climbing, mountain biking, trail running, commuting, and school, as well as rugged adventure travel packs, wheeled luggage, and travel accessories. See Note 4 for additional information.

The COVID-19 pandemic continues to disrupt certain parts of our supply chain, which in certain cases has limited our ability to fulfill demand and may limit our ability to fulfill demand in the future. Surges in demand and shifts in shopping patterns related to COVID-19, as well as other factors, have strained the global freight network, which has resulted in higher costs, less capacity, and longer lead times. During the first quarter of fiscal 2023, we were adversely impacted by COVID-19 related global supply chain disruptions and cost increases. The extent of COVID-19’s impact on the demand for certain of our product lines in the future will depend on future developments, including the continued new variants and surges in the spread of COVID-19, our continued ability to source and distribute our products, the impact of COVID-19 on capital and financial markets, and the related impact on consumer confidence and spending, all of which are uncertain and difficult to predict considering the continuously evolving landscape. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

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

Note 3 - Assets and Liabilities Held for Sale

During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Personal Care business and accordingly, we classified the identified net assets of the disposal group as held for sale. On June 7, 2021, we completed the sale of our North America Personal Care business to HRB Brands LLC, for $44.7 million in cash and recognized a gain on the sale in SG&A totaling $0.5 million. The net assets sold included intangible assets, inventory, certain net trade receivables, fixed assets and certain accrued sales discounts and allowances relating to our North America Personal Care business. On March 25, 2022, we completed the sale of the Latin America and Caribbean Personal Care business to HRB Brands LLC, for $1.8 million in cash and recognized a gain on the sale in SG&A totaling $1.3 million. As a result of the sale, we no longer have any assets or liabilities classified as held for sale as of the end of our first quarter of fiscal 2023.

The carrying amounts of the major classes of assets and liabilities for our Personal Care business that were classified as held for sale are as follows:

(in thousands)	February 28, 2022
Receivables, net of allowance of $23	$1,265
Inventory	611
Property and equipment, net of accumulated depreciation of $152	66
Assets held for sale	$1,942

Accrued sales discounts and allowances	$235
Liabilities held for sale	$235

Note 4 - Acquisitions

Curlsmith

On April 22, 2022, we completed the acquisition of Recipe Products Ltd., a producer of innovative prestige hair care products for all types of curly and wavy hair under the Curlsmith brand. Curlsmith's products are a category leader in the market for prestige haircare products for curly hair and include conditioners, shampoos and co-washes purposefully designed for the unique joys and challenges of all types of curls and textured hair. The Curlsmith brand and products were added to the Beauty segment. The total purchase consideration was $149.7 million in cash, net of a preliminary net working capital adjustment of $0.3 million and cash acquired. The acquisition was funded with cash on hand and borrowings under our existing revolving credit facility. We incurred pre-tax acquisition expenses of $2.7 million during the first quarter of fiscal 2023, which were recognized in SG&A within our condensed consolidated statement of income.

We accounted for the acquisition as a purchase of a business and recorded the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed as goodwill. The goodwill recognized is attributable primarily to expected synergies including leveraging our Beauty segment's existing marketing and sales structure, as well as our global sourcing, distribution, shared service, and international go-to-market capabilities. The goodwill is not expected to be deductible for income tax purposes. We have provisionally determined the appropriate fair values of the acquired intangible assets and completed our analysis of the economic lives of the assets acquired. We assigned $21.0 million to trade names and are amortizing over a 20 year expected life. We assigned $12.0 million to customer relationships and are amortizing over a 19.5 year expected life, based on historical attrition rates.

The following table presents the preliminary estimated fair values of assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Assets:
Receivables	$3,874
Inventory	7,890
Prepaid expenses and other current assets	119
Property and equipment	212
Goodwill	118,529
Trade names - definite	21,000
Customer relationships - definite	12,000
Deferred tax assets, net	395
Total assets	164,019
Liabilities:
Accounts payable	1,335
Accrued expenses and other current liabilities	1,854
Income taxes payable	2,947
Deferred tax liabilities, net	8,187
Total liabilities	14,323
Net assets recorded	$149,696

Both the fair value and gross contractual amount of receivables acquired was $3.9 million, as an immaterial amount is expected to be uncollectible.

The impact of the acquisition of Curlsmith on our condensed consolidated statement of income for the first quarter of fiscal 2023 was as follows:

April 22, 2022 (acquisition date) through May 31, 2022 (in thousands, except earnings per share data)	Three Months Ended May 31, 2022
Sales revenue, net	$3,246
Net income	439

EPS:
Basic	$0.02
Diluted	$0.02

The following supplemental unaudited pro forma information presents our financial results as if the acquisition of Curlsmith had occurred on March 1, 2021. This supplemental pro forma information has been prepared for comparative purposes and would not necessarily indicate what may have occurred if the acquisition had been completed on March 1, 2021, and this information is not intended to be indicative of future results:

	Three Months Ended May 31,
(in thousands, except earnings per share data)	2022	2021
Sales revenue, net	$515,170	$550,857
Net income	26,508	55,104

EPS:
Basic	$1.11	$2.26
Diluted	$1.10	$2.24

These amounts have been calculated after applying our accounting policies and adjusting the results of Curlsmith to reflect the effect of definite-lived intangible assets recognized as part of the business combination on amortization expense as if the acquisition had occurred on March 1, 2021.

Osprey

On December 29, 2021, we completed the acquisition of Osprey, a longtime U.S. leader in technical and everyday packs. Osprey is highly respected in the outdoor industry with a product lineup that includes a wide range of backpacks and daypacks for hiking, mountaineering, skiing, climbing, mountain biking, trail running, commuting, and school, as well as rugged adventure travel packs, wheeled luggage, and travel accessories. The Osprey brand and products were added to the Home & Outdoor segment. The total purchase consideration, net of cash acquired, was $409.3 million in cash, including the impact of a final $10.7 million favorable net working capital adjustment. The acquisition was funded with cash on hand and borrowings under our existing revolving credit facility. We incurred pre-tax acquisition-related expenses of $0.1 million during the first quarter of fiscal 2023, which were recognized in SG&A within our condensed consolidated statement of income.

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

During the first quarter of fiscal 2023, we finalized the net working capital adjustment, which resulted in a $1.6 million reduction to the total purchase consideration and we reduced the provisional accounts payable liability by $0.7 million, both with a corresponding decrease to goodwill totaling $2.3 million.

The following table presents the preliminary estimated fair values of assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Assets:
Receivables	$11,758
Inventory	30,056
Prepaid expenses and other current assets	3,699
Income taxes receivable	4,197
Property and equipment	11,386
Goodwill	206,680
Trade names - indefinite	170,000
Customer relationships - definite	22,000
Operating lease assets	2,155
Total assets	461,931
Liabilities:
Accounts payable	3,780
Accrued expenses and other current liabilities	7,345
Lease liabilities, non-current	1,719
Deferred tax liabilities, net	39,792
Total liabilities	52,636
Net assets recorded	$409,295

Note 5 - Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities is as follows:

(in thousands)	May 31, 2022	February 28, 2022
Accrued compensation, benefits and payroll taxes	$26,635	$55,405
Accrued sales discounts and allowances	71,248	69,120
Accrued sales returns	29,729	33,384
Accrued advertising	58,740	55,775
Other	60,616	57,991
Total accrued expenses and other current liabilities	$246,968	$271,675

Note 6 - Share-Based Compensation Plans

As part of our compensation structure, we grant share-based compensation awards to certain employees and non-employee members of our Board of Directors during the fiscal year. These awards may be subject to attainment of certain service conditions, performance conditions and/or market conditions. During the first quarter of fiscal 2023, we granted 36,088 service condition awards (“Service Condition Awards”) with a weighted average grant date fair value of $204.11. Additionally, we granted 165,734 performance-based awards during the first quarter of fiscal 2023, of which 82,867 contained performance conditions (“Performance Condition Awards”) and 82,867 contained market conditions (“Market Condition Awards”), with weighted average grant date fair values of $204.11 and $152.91, respectively. Refer to our Form 10-K for further information on the Company's share-based compensation plans.

We recorded share-based compensation expense in SG&A as follows:

	Three Months Ended May 31,
(in thousands)	2022	2021
Stock options	$—	$—
Directors stock compensation	173	160
Service Condition Awards	3,117	1,940
Performance Condition Awards	10,845	10,023
Market Condition Awards	1,910	1,129
Employee stock purchase plan	574	768
Share-based compensation expense	16,619	14,020
Less income tax benefits	(1,084)	(859)
Share-based compensation expense, net of income tax benefits	$15,535	$13,161

Unrecognized Share-Based Compensation Expense

As of May 31, 2022, our total unrecognized share-based compensation for all awards was $60.1 million, which will be recognized over a weighted average amortization period of 2.3 years. The total unrecognized share-based compensation reflects an estimate of target achievement for Performance Condition Awards granted during the first quarter of fiscal 2023 and fiscal 2022, and a weighted average estimate of 150% of target achievement for Performance Condition Awards granted in fiscal 2021.

Note 7 - Repurchases of Common Stock

In August 2021, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 25, 2021, for a period of three years, and replaced our former repurchase authorization. As of May 31, 2022, our repurchase authorization allowed for the purchase of $403.8 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

	Three Months Ended May 31,
(in thousands, except share and per share data)	2022	2021
Common stock repurchased on the open market:
Number of shares	—	436,842
Aggregate value of shares	$—	$95,484
Average price per share	$—	$218.58

Common stock received in connection with share-based compensation:
Number of shares	89,458	65,644
Aggregate value of shares	$18,224	$14,590
Average price per share	$203.71	$222.26

Note 8 - Commitments and Contingencies

Legal Matters

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described below.

On December 23, 2021, Brita LP filed a complaint against Kaz USA, Inc. and Helen of Troy Limited in the United States District Court for the Western District of Texas (the “Patent Litigation”), alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. In the Patent Litigation, Brita LP seeks monetary damages and injunctive relief relating to the alleged infringement. Brita LP simultaneously filed a complaint with the United States International Trade Commission (“ITC”) against Kaz USA, Inc., Helen of Troy Limited and five other companies that sell water filtration systems (the “ITC Action”). The complaint in the ITC Action also alleges patent infringement by the Company with respect to a limited set of PUR gravity-fed water filtration systems. In the ITC Action, Brita LP requested the ITC to initiate an unfair import investigation relating to such filtration systems. This action seeks injunctive relief to prevent entry of PUR products (and certain other products) into the U.S. and removal of existing inventory that is already in the U.S. On January 25, 2022, the ITC instituted the investigation requested by the ITC Action. The Patent Litigation has been stayed pending resolution of the ITC Action. We intend to vigorously pursue our claims and defenses in these proceedings. However, we cannot predict the outcome of these proceedings, the amount or range of any potential loss, or when the proceedings will be resolved. Litigation is inherently unpredictable, and the resolution or disposition of these proceedings could, if adversely determined, have a material and adverse impact on our financial position and results of operations.

Regulatory Matters

Our operations are subject to national, state, local, and provincial jurisdictions' environmental, health and safety laws and regulations and industry-specific product certifications. Many of the products we sell are subject to product safety laws and regulations in various jurisdictions. These laws and regulations specify the maximum allowable levels of certain materials that may be contained in our products, provide statutory prohibitions against misbranded and adulterated products, establish ingredients and manufacturing procedures for certain products, specify product safety testing requirements, and set product identification, labeling and claim requirements. Additionally, some product lines within our Health & Wellness segment are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the U.S. Environmental Protection Agency (the “EPA”), U.S. Customs and Border Protection, the U.S. Food and Drug Administration, and the U.S. Consumer Product Safety Commission.

During fiscal 2022, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Health & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. The EPA approved modest changes to our labeling claims on packaging of the air and water filtration impacted products, which we implemented, and subsequently resumed shipping during fiscal 2022. Our fiscal 2022 consolidated, and Health & Wellness segment’s, net sales revenue, gross profit and operating income was materially and adversely impacted by the stop shipment actions and the time needed to execute repackaging plans after changes were approved by the EPA. While we have resumed normalized levels of shipping of the affected inventory, we are still in process of repackaging our existing inventory of impacted products. Additionally, as a result of continuing dialogue with the EPA, we are executing further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products. If we are not able to execute our repackaging plans on schedule to meet demand, our net sales revenue, gross profit and operating income could continue to be materially and adversely impacted. At this time, we are not aware of any fines or penalties related to this matter imposed against us by the EPA. While we do not anticipate material fines or penalties, there can be no assurances that such fines or penalties will not be imposed.

During the first quarter of fiscal 2023, we recorded a $4.4 million charge to cost of goods sold to write-off the obsolete packaging for the affected additional humidifier products and affected additional air filtration products in our inventory on-hand and in-transit as of the end of the first quarter of fiscal 2023. We incurred additional compliance costs during the first quarter of fiscal 2023 of $7.2 million, comprised of $5.0 million of obsolete packaging, storage and other charges from vendors, which were recognized in cost of goods sold, and $2.2 million of incremental warehouse storage costs and legal fees, which were recognized in SG&A. During the first quarter of fiscal 2022, we recorded a $13.1 million charge to cost of goods sold to write-off the obsolete packaging for the affected products in our inventory on-hand and in-transit as of the end of the first quarter of fiscal 2022. We refer to these charges as “EPA compliance costs.” In addition, during the first quarter of fiscal 2023, we incurred and capitalized into inventory costs to repackage a portion of our existing inventory of the affected products and expect to continue to incur and capitalize such costs as we continue to repackage inventory. We also expect to incur additional compliance costs, which may include incremental warehouse storage costs, charges from vendors, and legal fees, among other things. Such potential incremental EPA compliance costs will be expensed as incurred and could materially and adversely impact our consolidated and Health & Wellness segment’s gross profit and operating income. In addition, our net sales revenue could be materially and adversely impacted by customer returns, an increase in sales discounts and allowances and by the potential impact of distribution losses at certain retailers. Additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. Accordingly, our business, results of operations and financial condition could be adversely and materially impacted in ways that we are not able to predict today. For additional information refer to Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “EPA Compliance Costs”.

Weather-Related Incident

On March 30, 2022, a third-party facility that we utilize for inventory storage incurred severe damage from a weather-related incident. The inventory that was stored at this facility primarily related to our Health & Wellness and Beauty segments. While the inventory is insured, some seasonal inventory and inventory designated for specific customer promotions was not accessible and subsequently determined to be damaged, and as a result, unfavorably impacted our net sales revenue during the first quarter of fiscal 2023. As a result of the damages to the inventory stored at the facility, during the first quarter of fiscal 2023, we recorded a charge to write-off the damaged inventory totaling $34.4 million, of which $29.9 million and $4.5 million related to our Health & Wellness and Beauty segments, respectively. These charges were fully offset by probable insurance recoveries of $34.4 million also recorded during the first quarter of fiscal 2023, which represent anticipated insurance proceeds, not to exceed the amount of the associated losses, for which receipt was deemed probable. The charges for the damaged inventory and the expected insurance recoveries are included in cost of goods sold in our condensed consolidated statement of income for the three months ended May 31, 2022. Any potential future proceeds from our property insurance, above the amount of associated losses, and our business interruption insurance will be recognized when received.

Note 9 - Long-Term Debt
A summary of our long-term debt follows:

(in thousands)	May 31, 2022	February 28, 2022
Mississippi Business Finance Corporation Loan (the “MBFC Loan”) (1)	$14,807	$16,707
Credit Agreement (2)	1,093,500	799,500
Subtotal	1,108,307	816,207
Unamortized prepaid financing fees	(2,738)	(2,991)
Total long-term debt	1,105,569	813,216
Less: current maturities of long-term debt	(14,622)	(1,884)
Long-term debt, excluding current maturities	$1,090,947	$811,332
(1)The MBFC Loan is unsecured and, at May 31, 2022 and February 28, 2022, bore floating interest based on either the London Interbank Offered Rate (“LIBOR”) plus a margin of up to 2.0%, or a Base Rate plus a margin of up to 1.0%, as determined by the interest rate elected and the Net Leverage Ratio defined in the loan agreement. The weighted average interest rates on borrowings outstanding were 2.4% and 1.2% at May 31, 2022 and February 28, 2022, respectively.
(2)The Credit Agreement (defined below) is unsecured and, at May 31, 2022 and February 28, 2022, bore floating interest at either the Base Rate or LIBOR, plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.0% and 1.0% to 2.0% for Base Rate and LIBOR borrowings, respectively. These floating interest rates are hedged with interest rate swaps to effectively fix interest rates on $125 million of the outstanding principal balance under the Credit Agreement as of both May 31, 2022 and February 28, 2022 (see Notes 10, 11, and 12 for additional information regarding interest rate swaps). The weighted average interest rates on borrowings outstanding as of May 31, 2022 and February 28, 2022 were 2.4% and 1.2%, respectively.

Capitalized Interest

During the first quarter of fiscal 2023, we incurred interest costs totaling $5.1 million, of which we capitalized $0.7 million as part of property and equipment in connection with the construction of a new distribution center. During the first quarter of fiscal 2022, we incurred interest costs totaling $3.0 million, of which none was capitalized.

Credit Agreement

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1.25 billion and matures on March 13, 2025. On June 28, 2022, we entered into an amendment to the Credit Agreement to, among other things, replace LIBOR with Term SOFR (as defined in the Credit Agreement) as the reference interest rate. Accordingly, we are updating our interest rate swap contracts associated with our revolving borrowings to replace LIBOR with Term SOFR as the reference interest rate. In connection with the amendment, we also (i) exercised the accordion under the Credit Agreement and borrowed $250 million as term loans, and (ii) provided a notice relating to a qualified acquisition, which triggered temporary adjustments to the maximum leverage ratio as further described below. The term loans will be payable at the end of each fiscal quarter in equal installments of 0.625% of the terms loans made with the remaining balance due at the maturity date. The maturity date of the term loans is March 13, 2025, which is the same maturity date as the revolving loans under the Credit Agreement. The proceeds from the term loans were used to repay revolving loans under the Credit Agreement. We may prepay the term loans, in whole or in part, at any time without premium or penalty. Following the amendment, borrowings under the Credit Agreement bear floating interest at either the Base Rate or Term SOFR, plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.0% and 1.0% to 2.0% for Base Rate and Term SOFR borrowings, respectively, plus a credit spread of 0.10% for Term SOFR borrowings. As a result of the notice for the qualified acquisition, the maximum leverage ratio is 4.25 to

1.00 through May 31, 2022, 4.00 to 1.00 through February 28, 2023, 3.75 to 1.00 through May 31, 2023 and 3.50 to 1.00 thereafter.

As of May 31, 2022, the balance of outstanding letters of credit was $32.7 million and the amount available for revolving borrowings under our Credit Agreement was $123.8 million. After giving effect to the term loan borrowings and application of those loans to repay revolving borrowings under the Credit Agreement, the remaining amount available for revolving borrowings under our Credit Agreement would have been $373.8 million as of May 31, 2022.

Debt Covenants

As of May 31, 2022, we were in compliance with all covenants as defined under the terms of the Credit Agreement and our other debt agreements.

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

Our financial assets and liabilities are classified as Level 2 because their valuation is dependent on observable inputs and other quoted prices for similar assets or liabilities, or model-derived valuations whose significant value drivers are observable. The following table presents the carrying amount and fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis and classified as Level 2 as follows:

	Carrying Amount and Fair Value
(in thousands)	May 31, 2022	February 28, 2022
Assets:
Cash equivalents (money market accounts)	$459	$438
Interest rate swaps	105	—
Foreign currency derivatives	4,357	2,918
Total assets	$4,921	$3,356

Liabilities:
Interest rate swaps	$—	$2,781
Foreign currency derivatives	429	825
Total liabilities	$429	$3,606

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

Note 11 - Financial Instruments and Risk Management

Foreign Currency Risk

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. Approximately 13% and 12% of our net sales revenue was denominated in foreign currencies during the three month periods ended May 31, 2022 and 2021, respectively. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos and Canadian Dollars. We make most of our inventory purchases from manufacturers in Asia and primarily use the U.S. Dollar for such purchases.

In our condensed consolidated statements of income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign currency exchange rate gains and losses are recognized in SG&A. During the three month periods ended May 31, 2022 and 2021, we recorded foreign currency exchange rate net gains of $0.2 million and $0.4 million, respectively, in SG&A.

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

Interest Rate Risk

Interest on our outstanding debt as of May 31, 2022 is based on floating interest rates. If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on $125.0 million of the outstanding principal balance under the Credit Agreement, which totaled

$1,093.5 million as of May 31, 2022. Our interest rate swaps are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in OCI until the hedge transaction is settled, at which point amounts are reclassified from AOCI to our condensed consolidated statements of income. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness. Any ineffectiveness, which is not material for any period presented, is immediately recognized in our condensed consolidated statements of income.

The following tables summarize the fair values of our derivative instruments as of the end of the periods presented:

(in thousands)	May 31, 2022
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- current
Forward contracts - sell Euro	Cash flow	6/2023		€33,200	$1,680	$—	$167	$4
Forward contracts - sell Canadian Dollars	Cash flow	8/2023		$45,150	332	15	—	—
Forward contracts - sell Pounds	Cash flow	6/2023		£25,375	2,330	—	89	1
Forward contracts - sell Australian Dollars	Cash flow	12/2022	A$	2,350	—	—	25	—
Forward contracts - sell Norwegian Kroner	Cash flow	5/2023	kr	53,450	—	—	143	—
Interest rate swaps	Cash flow	1/2024		$125,000	63	42	—	—
Total fair value					$4,405	$57	$424	$5

(in thousands)	February 28, 2022
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- current
Forward contracts - sell Euro	Cash flow	2/2023		€17,000	$1,224	$—	$—	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2023		$40,000	475	—	—	—
Forward contracts - sell Pounds	Cash flow	2/2023		£24,000	1,219	—	—	—
Forward contracts - sell Australian Dollars	Cash flow	12/2022	A$	5,700	—	—	113	—
Interest rate swaps	Cash flow	1/2024		$125,000	—	—	1,446	1,335
Subtotal					2,918	—	1,559	1,335

Derivatives not designated under hedge accounting
Cross-currency debt swaps - Euro	(1)	4/2022		€6,000	—	—	244	—
Cross-currency debt swaps - Pounds	(1)	4/2022		£4,500	—	—	468	—
Subtotal					—	—	712	—
Total fair value					$2,918	$—	$2,271	$1,335

(1)These cross-currency debt swaps, for which we have not elected hedge accounting, adjust the currency denomination of a portion of our outstanding debt to the Euro and British Pound, as applicable, for the notional amounts reported, creating an economic hedge against currency movements.

The pre-tax effects of derivative instruments designated as cash flow hedges were as follows for the periods presented:

	Three Months Ended May 31,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2022	2021	Location	2022	2021
Foreign currency contracts - cash flow hedges	$2,319	$(3,191)	Sales revenue, net	$1,196	$(1,226)
Interest rate swaps - cash flow hedges	2,206	(290)	Interest expense	(680)	(1,284)
Total	$4,525	$(3,481)		$516	$(2,510)

The pre-tax effects of derivative instruments not designated under hedge accounting were as follows for the periods presented:

	Gain (Loss) Recognized in Income
		Three Months Ended May 31,
(in thousands)	Location	2022	2021
Cross-currency debt swaps - principal	SG&A	$875	$(129)
Cross-currency debt swaps - interest	Interest expense	—	(2)
Total		$875	$(131)

We expect a net gain of $4.0 million associated with foreign currency contracts and interest rate swaps currently recorded in AOCI to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle. See Notes 10 and 12 to these condensed consolidated financial statements for more information.

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

Note 12 - Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component and related tax effects for the periods presented were as follows:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 28, 2021	$(7,576)	$(4,080)	$(11,656)
Other comprehensive loss before reclassification	(290)	(3,191)	(3,481)
Amounts reclassified out of AOCI	1,284	1,226	2,510
Tax effects	(237)	411	174
Other comprehensive income (loss)	757	(1,554)	(797)
Balance at May 31, 2021	$(6,819)	$(5,634)	$(12,453)

Balance at February 28, 2022	$(2,126)	$2,328	$202
Other comprehensive income before reclassification	2,206	2,319	4,525
Amounts reclassified out of AOCI	680	(1,196)	(516)
Tax effects	(680)	(170)	(850)
Other comprehensive income	2,206	953	3,159
Balance at May 31, 2022	$80	$3,281	$3,361
See Notes 9, 10 and 11 to these condensed consolidated financial statements for additional information regarding our cash flow hedges.

Note 13 - Segment Information
The following tables summarize segment information for the periods presented:

	Three Months Ended May 31, 2022
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Sales revenue, net	$234,263	$168,941	$104,874	$508,078
Restructuring charges	—	—	2	2
Operating income (loss)	29,793	(6,142)	10,288	33,939
Capital and intangible asset expenditures	72,731	1,629	1,842	76,202
Depreciation and amortization	4,495	2,812	3,191	10,498

	Three Months Ended May 31, 2021
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Sales revenue, net	$193,644	$204,096	$143,483	$541,223
Restructuring charges	—	—	6	6
Operating income	27,143	11,249	26,443	64,835
Capital and intangible asset expenditures	2,987	748	271	4,006
Depreciation and amortization	2,548	2,726	3,439	8,713

The following table presents net sales revenue by geographic region, in U.S. Dollars:

	Three Months Ended May 31,
(in thousands)	2022		2021
U.S. sales revenue, net	$372,177	73.3%	$404,846	74.8%
International sales revenue, net	135,901	26.7%	136,377	25.2%
Total sales revenue, net	$508,078	100.0%	$541,223	100.0%

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

For the three months ended May 31, 2022, income tax expense as a percentage of income before income tax was 17.0% compared to 8.0% for the same period last year. The year-over-year increase in the effective tax rate is primarily due to lower forecasted annual income before income taxes, shifts in the mix of income in our various tax jurisdictions, and an increase in tax expense for discrete items.

Note 15 - Earnings Per Share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities. Dilutive securities at any given point in time may consist of outstanding options to purchase common stock and issued and contingently issuable unvested restricted stock units, performance stock units, restricted stock awards and performance restricted stock awards and other stock-based awards. Anti-dilutive securities are not included in the computation of diluted earnings per share under the treasury stock method. See Note 6 to these condensed consolidated financial statements for more information regarding stock-based awards.

The following table presents our weighted average basic and diluted shares outstanding for the periods shown:

	Three Months Ended May 31,
(in thousands)	2022	2021
Weighted average shares outstanding, basic	23,865	24,349
Incremental shares from share-based compensation arrangements	257	287
Weighted average shares outstanding, diluted	24,122	24,636

Anti-dilutive securities	29	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1., “Financial Statements.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations. Actual results may differ materially due to a number of factors, including those discussed in the section entitled “Information Regarding Forward-Looking Statements” following this MD&A, and in Part I, Item 3., “Quantitative and Qualitative Disclosures About Market Risk” in this report, as well as in Part I, Item IA., “Risk Factors” in the Company’s most recent annual report on Form 10-K for the fiscal year ended February 28, 2022 (“Form 10-K”) and its other filings with the Securities and Exchange Commission (the “SEC”). When used in this MD&A, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. Throughout this MD&A, we refer to our Leadership Brands, which are brands that have number-one and number-two positions in their respective categories and include OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools and Drybar.

This MD&A, including the tables under the headings “Operating Income (Loss), Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment” and “Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP),” reports operating income, operating margin, net income and diluted earnings per share (“EPS”) without the impact of acquisition-related expenses, EPA compliance costs, restructuring charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based measures presented in our condensed consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges and benefits on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors. We further believe that including the excluded charges and benefits would not accurately reflect the underlying performance of our operations for the period in which the charges and benefits are incurred, even though such charges and benefits may be incurred and reflected in our GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information. These non-GAAP measures are discussed further and reconciled to their applicable GAAP-based measures contained in this MD&A beginning on page 35.

There were no material changes to the key financial measures discussed in our Form 10-K.

Overview

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. We have built leading market positions through new product innovation, product quality and competitive pricing. We currently operate in three segments consisting of Home & Outdoor, Health & Wellness, and Beauty.

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

Fiscal 2020 began Phase II of our transformation, which was designed to drive the next five years of progress. The long-term objectives of Phase II include improved organic sales growth, continued margin expansion, and strategic and effective capital deployment. Phase II includes continued investment in our Leadership Brands, with a focus on growing them through consumer-centric innovation, expanding them more aggressively outside the United States of America (the “U.S.”), and adding new brands through acquisition. We are building further shared service capability and operating efficiency, as well as focusing on attracting, retaining, unifying and training the best people. Additionally, we are continuing to enhance and consolidate our environmental, social and governance efforts and accelerate programs related to diversity, equity, inclusion and belonging to support our Phase II transformation.

Consistent with our strategy of focusing resources on our Leadership Brands, during the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Beauty segment's mass channel personal care business, which included liquid, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium (“Personal Care”). On June 7, 2021, we completed the sale of our North America Personal Care business to HRB Brands LLC, for $44.7 million in cash and recognized a gain on the sale in SG&A totaling $0.5 million. On March 25, 2022, we completed the sale of the Latin America and Caribbean Personal Care business to HRB Brands LLC, for $1.8 million in cash and recognized a gain on the sale in SG&A totaling $1.3 million. The net assets sold included intangible assets, inventory, certain net trade receivables, fixed assets and certain accrued sales discounts and allowances relating to our Personal Care business. As a result of these dispositions, we no longer have any assets or liabilities classified as held for sale as of the end of our first quarter of fiscal 2023.

On April 22, 2022, we completed the acquisition of Recipe Products Ltd., a producer of innovative prestige hair care products for all types of curly and wavy hair under the Curlsmith brand (“Curlsmith”). The Curlsmith brand and products were added to the Beauty segment. The total purchase consideration was $149.7 million in cash, net of a preliminary closing net working capital adjustment and cash acquired. We incurred pre-tax acquisition expenses of $2.7 million during the first quarter of fiscal 2023, which were recognized in SG&A within our condensed consolidated statement of income.

On December 29, 2021, we completed the acquisition of Osprey Packs, Inc. (“Osprey”), a longtime U.S. leader in technical and everyday packs, for $409.3 million in cash, net of a final net working capital adjustment and cash acquired. Osprey is highly respected in the outdoor industry with a product lineup that includes a wide range of backpacks and daypacks for hiking, mountaineering, skiing, climbing, mountain biking, trail running, commuting, and school, as well as rugged adventure travel packs, wheeled luggage, and travel accessories. The Osprey brand and products were added to the Home & Outdoor segment.

On March 30, 2022, a third-party facility that we utilize for inventory storage incurred severe damage from a weather-related incident. The inventory that was stored at this facility primarily related to our Health & Wellness and Beauty segments. While the inventory is insured, some seasonal inventory and inventory designated for specific customer promotions was not accessible and subsequently determined to be damaged, and as a result, unfavorably impacted our net sales revenue during the first quarter of fiscal 2023. As a result of the damages to the inventory stored at the facility, during the first quarter of fiscal 2023, we recorded a charge to write-off the damaged inventory totaling $34.4 million, of which $29.9 million and $4.5 million related to our Health & Wellness and Beauty segments, respectively. These charges were fully offset by probable insurance recoveries of $34.4 million also recorded during the first quarter of fiscal 2023, which represent anticipated insurance proceeds, not to exceed the amount of the associated losses, for which receipt was deemed probable. The charges for the damaged inventory and the expected insurance recoveries are included in cost of goods sold in our condensed consolidated statement of income for the three months ended May 31, 2022. Any potential future proceeds from our property insurance, above the amount of associated losses, and our business interruption insurance will be recognized when received.

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1.25 billion and matures on March 13, 2025. Subsequent to the end of our first quarter of fiscal 2023, on June 28, 2022, we entered into an amendment to our Credit Agreement to, among other things, replace LIBOR with Term SOFR (as defined in the Credit Agreement) as the reference interest rate. In connection with the amendment, we also (i) exercised the accordion under the Credit Agreement and borrowed $250 million as term loans, and (ii) provided a notice relating to a qualified acquisition, which triggered temporary adjustments to the maximum leverage ratio as further described below. For additional information, see Note 9 to the accompanying condensed consolidated financial statements and below under “Credit Agreement and Other Debt Agreements.”

Significant Trends Impacting the Business

Continuing Impact of COVID-19
COVID-19 has continued to spread throughout the U.S. and the world with new variants and surges. The COVID-19 pandemic continues to disrupt certain parts of our supply chain, which in certain cases has limited our ability to fulfill demand and may limit our ability to fulfill demand in the future. Surges in demand and shifts in shopping patterns related to COVID-19, as well as other factors, have strained the global freight network, which has resulted in higher costs, less capacity, and longer lead times. During the first quarter of fiscal 2023, we were adversely impacted by COVID-19 related global supply chain disruptions and cost increases. The extent of COVID-19’s impact on the demand for certain of our product lines in the future will depend on future developments, including the continued new variants and surges in the spread of COVID-19, our continued ability to source and distribute our products, the impact of COVID-19 on capital and financial markets, and the related impact on consumer confidence and spending, all of which are uncertain and difficult to predict considering the continuously evolving landscape. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

Global Supply Chain and Related Cost Inflation Trends
Surges in demand and shifts in shopping patterns related to COVID-19, as well as other factors, have continued to strain the global supply chain network, which has resulted in carrier-imposed capacity restrictions, carrier delays, and longer lead times. Demand for Chinese imports has caused shipment receiving and unloading backlogs at many U.S. ports that have been unable to keep pace with unprecedented inbound container volume. The situation has been further exacerbated by COVID-19 illness and protocols at many port locations. Due to the backlog and increasing trade imbalance with

China, many shipping containers are not being sent back to China, or are being sent to China empty. With continued increases in demand for containers, limited supply and freight vendors bearing the cost of shipping empty containers, the market cost of inbound freight has increased by several multiples compared to calendar year 2020 averages. The disruptions in the global supply chain and freight networks are also resulting in shortages of qualified drivers, which has, and may continue to limit inbound and outbound shipment capacity and increase our costs of goods sold and certain operating expenses. In addition to increasing cost trends, our third party manufacturing partners are not equipped to hold meaningful amounts of inventory and if shipping container capacity remains limited or unavailable, they could pause manufacturing, which could ultimately impact our ability to meet consumer demand on a timely basis. Demand for raw materials, components and semiconductor chips impacted by the supply chain challenges described above has created surges in prices and shortages of these materials may become more significant which could further increase our costs. Further, in the U.S., the surge in demand for labor and rising hourly labor wages have created labor shortages and higher labor costs. The majority of our hourly labor is employed in our distribution centers and these factors have, and may further, increase our costs and negatively impact our ability to attract and retain qualified associates. Global supply chain disruptions and related inflationary cost trends have adversely impacted our business, financial condition, cash flows and results of operations. Continuation of current trends, or more pronounced adverse impacts may arise which could have further negative impacts to our business, results of operations and financial condition.

EPA Compliance Costs
Some product lines within our Health & Wellness segment are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the U.S. Environmental Protection Agency (the “EPA”), U.S. Customs and Border Protection, the U.S. Food and Drug Administration, and the U.S. Consumer Product Safety Commission.

During fiscal 2022, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Health & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. The EPA approved modest changes to our labeling claims on packaging of the air and water filtration impacted products, which we implemented, and subsequently resumed shipping during fiscal 2022. Our fiscal 2022 consolidated, and Health & Wellness segment’s, net sales revenue, gross profit and operating income was materially and adversely impacted by the stop shipment actions and the time needed to execute repackaging plans after changes were approved by the EPA. While we have resumed normalized levels of shipping of the affected inventory, we are still in process of repackaging our existing inventory of impacted products. Additionally, as a result of continuing dialogue with the EPA, we are executing further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products. If we are not able to execute our repackaging plans on schedule to meet demand, our net sales revenue, gross profit and operating income could continue to be materially and adversely impacted. In addition, our net sales revenue could be materially and adversely impacted by customer returns, an increase in sales discounts and allowances and by the potential impact of distribution losses at certain retailers.

During the first quarter of fiscal 2023, we recorded a $4.4 million charge to cost of goods sold to write-off the obsolete packaging for the affected additional humidifier products and affected additional air filtration products in our inventory on-hand and in-transit as of the end of the first quarter of fiscal 2023. We incurred additional compliance costs during the first quarter of fiscal 2023 of $7.2 million, comprised of $5.0 million of obsolete packaging, storage and other charges from vendors, which were recognized in cost of goods sold, and $2.2 million of incremental warehouse storage costs and legal fees, which were recognized in SG&A. During the first quarter of fiscal 2022, we recorded a $13.1 million charge to cost of goods sold to write-off the obsolete packaging for the affected products in our inventory on-hand and in-transit as of the end of the first quarter of fiscal 2022. These charges are referred to throughout this Form

10-Q as “EPA compliance costs.” In addition, during the first quarter of fiscal 2023, we incurred and capitalized into inventory costs to repackage a portion of our existing inventory of the affected products and expect to continue to incur and capitalize such costs as we continue to repackage inventory. We also expect to incur additional compliance costs, which may include incremental warehouse storage costs, charges from vendors, and legal fees, among other things. Such potential incremental EPA compliance costs will be expensed as incurred and could materially and adversely impact our consolidated and Heath & Wellness segment's gross profit and operating income. Additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. Accordingly, our business, results of operations and financial condition could be adversely and materially impacted in ways that we are not able to predict today.

At this time, we are not aware of any fines or penalties related to this matter imposed against us by the EPA. While we do not anticipate material fines or penalties, there can be no assurances that such fines or penalties will not be imposed.

See Note 8 to our condensed consolidated financial statements for additional information.

Impact of Macroeconomic Trends
Beginning in March 2020, interest rates had remained at historically low levels, primarily due to impacts to the U.S economy caused by COVID-19. More recently, higher consumer demand, lower interest rates, global supply chain disruption, and other factors have contributed to rapidly accelerating economic inflation. To offset the impacts of inflation, since March 2022, the Federal Open Market Committee has been raising interest rates, and intends to continue to raise rates throughout the remainder of 2022 and possibly into 2023. During the first quarter of fiscal 2023, we incurred higher average interest rates compared to the same period last year, and we expect this trend to continue throughout fiscal year 2023. While the actual timing and extent of the future increases in interest rates remains unknown, higher long-term interest rates are expected to significantly increase interest expense on our outstanding debt. High inflation and interest rates may also negatively impact consumer disposable income, credit availability and spending, among others, which may adversely impact our business, financial condition, cash flows and results of operations. See further discussion below under “Consumer Spending and Changes in Shopping Preferences.”

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

For the three months ended May 31, 2022, changes in foreign currency exchange rates had an unfavorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $3.5 million, or 0.7%, compared to a favorable year-over-year impact of $5.5 million, or 1.3% for the same period last year.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 73% and 75% of our consolidated net sales revenue was from U.S. shipments during the three month periods ended May 31, 2022 and 2021, respectively.

Among other things, high levels of inflation and interest rates may negatively impact consumer disposable income, credit availability and spending. Consumer purchases of discretionary items,

including the products that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Additionally, the ongoing COVID-19 pandemic increases this uncertainty and may further impact the global supply chain, capital and financial markets and consumer confidence and spending. Dynamic changes in consumer spending and shopping patterns are also having an impact on retailer inventory levels. Our ability to sell to retailers is predicated on their ability to sell to the end consumer. If orders from our retail customers decline, our sales, results of operations and cash flows may be adversely impacted. We expect continued uncertainty in our business and the global economy due to inflation, changes in consumer spending patterns, and global supply chain disruptions. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

Our concentration of sales reflects the evolution of consumer shopping preferences to online or multichannel shopping experiences. Our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 22% of our total consolidated net sales revenue for the three month period ended May 31, 2022, and declined approximately 7%, compared to the same period in the prior year.

For the three month period ended May 31, 2021, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 22% of our total consolidated net sales revenue, and grew approximately 4% compared to the same period in the prior year.

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

	Three Months Ended May 31,				% of Sales Revenue, net
(in thousands)	2022 (1)(2)	2021	$ Change	% Change	2022	2021
Sales revenue by segment, net
Home & Outdoor	$234,263	$193,644	$40,619	21.0%	46.1%	35.8%
Health & Wellness	168,941	204,096	(35,155)	(17.2)%	33.3%	37.7%
Beauty	104,874	143,483	(38,609)	(26.9)%	20.6%	26.5%
Total sales revenue, net	508,078	541,223	(33,145)	(6.1)%	100.0%	100.0%
Cost of goods sold	296,907	320,631	(23,724)	(7.4)%	58.4%	59.2%
Gross profit	211,171	220,592	(9,421)	(4.3)%	41.6%	40.8%
SG&A	177,230	155,751	21,479	13.8%	34.9%	28.8%
Restructuring charges	2	6	(4)	(66.7)%	—%	—%
Operating income	33,939	64,835	(30,896)	(47.7)%	6.7%	12.0%
Non-operating income, net	67	102	(35)	(34.3)%	—%	—%
Interest expense	4,373	2,995	1,378	46.0%	0.9%	0.6%
Income before income tax	29,633	61,942	(32,309)	(52.2)%	5.8%	11.4%
Income tax expense	5,038	4,970	68	1.4%	1.0%	0.9%
Net income	$24,595	$56,972	$(32,377)	(56.8)%	4.8%	10.5%

(1)Includes approximately six weeks of operating results from Curlsmith, acquired on April 22, 2022. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

(2)Includes a full quarter of operating results from Osprey, acquired on December 29, 2021. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

First Quarter Fiscal 2023 Financial Results

•Consolidated net sales revenue decreased 6.1%, or $33.1 million, to $508.1 million for the three months ended May 31, 2022, compared to $541.2 million for the same period last year.

•Consolidated operating income decreased 47.7%, or $30.9 million, to $33.9 million for the three months ended May 31, 2022, compared to $64.8 million for the same period last year. Consolidated operating margin decreased 5.3 percentage points to 6.7% of consolidated net sales revenue for the three months ended May 31, 2022, compared to 12.0% for the same period last year.

•Consolidated adjusted operating income decreased 27.0%, or $25.6 million, to $69.3 million for the three months ended May 31, 2022, compared to $95.0 million for the same period last year. Consolidated adjusted operating margin decreased 3.9 percentage points to 13.6% of consolidated net sales revenue for the three months ended May 31, 2022, compared to 17.5% for the same period last year.

•Net income decreased 56.8%, or $32.4 million, to $24.6 million for the three months ended May 31, 2022, compared to $57.0 million for the same period last year. Diluted EPS decreased 55.8% to $1.02 for the three months ended May 31, 2022, compared to $2.31 for the same period last year.

•Adjusted income decreased 32.2%, or $27.6 million, to $58.2 million for the three months ended May 31, 2022, compared to $85.8 million for the same period last year. Adjusted diluted EPS decreased 30.7% to $2.41 for the three months ended May 31, 2022, compared to $3.48 for the same period last year.

Consolidated and Segment Net Sales Revenue

The following table summarizes the impact that Organic business, foreign currency and acquisitions had on our net sales revenue by segment:

	Three Months Ended May 31,
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Fiscal 2022 sales revenue, net	$193,644	$204,096	$143,483	$541,223
Organic business	(8,604)	(34,379)	(41,124)	(84,107)
Impact of foreign currency	(2,024)	(776)	(731)	(3,531)
Acquisition (1)	51,247	—	3,246	54,493
Change in sales revenue, net	40,619	(35,155)	(38,609)	(33,145)
Fiscal 2023 sales revenue, net	$234,263	$168,941	$104,874	$508,078

Total net sales revenue growth (decline)	21.0%	(17.2)%	(26.9)%	(6.1)%
Organic business	(4.4)%	(16.8)%	(28.7)%	(15.5)%
Impact of foreign currency	(1.0)%	(0.4)%	(0.5)%	(0.7)%
Acquisition	26.5%	—%	2.3%	10.1%

(1)Beauty segment's sales from acquisition includes approximately six weeks of operating results from Curlsmith, acquired on April 22, 2022. Home & Outdoor segment's sales from acquisition includes a full quarter of operating results from Osprey, acquired on December 29, 2021. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

In the above tables, Organic business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand was acquired, excluding the impact that foreign currency remeasurement had on reported net sales revenue. Net sales revenue from internally developed brands or product lines is considered Organic business activity.
We define Core business as strategic business that we expect to be an ongoing part of our operations, and Non-Core business as business or net assets (including net assets held for sale) that we expect to divest within a year of its designation as Non-Core. During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Personal Care business. On June 7, 2021, we completed the sale of our North America Personal Care business and on March 25, 2022, we completed the sale of the Latin America and Caribbean Personal Care business. Accordingly, sales from our Personal Care business were included in Non-Core business for all historical periods presented. As a result of these dispositions, we no longer have any results of operations from Non-Core business or any assets or liabilities classified as held for sale as of the end of our first quarter of fiscal 2023.

The following table summarizes the impact that Core business and Non-Core (Personal Care) business had on our net sales revenue by segment:

	Three Months Ended May 31,
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Fiscal 2022 sales revenue, net	$193,644	$204,096	$143,483	$541,223
Core business	40,619	(35,155)	(18,490)	(13,026)
Non-Core business (Personal Care)	—	—	(20,119)	(20,119)
Change in sales revenue, net	40,619	(35,155)	(38,609)	(33,145)
Fiscal 2023 sales revenue, net	$234,263	$168,941	$104,874	$508,078

Total net sales revenue growth (decline)	21.0%	(17.2)%	(26.9)%	(6.1)%
Core business	21.0%	(17.2)%	(12.9)%	(2.4)%
Non-Core business (Personal Care)	—%	—%	(14.0)%	(3.7)%

Leadership Brand and Other Net Sales Revenue

The following table summarizes our Leadership Brand and other net sales revenue:

	Three Months Ended May 31,
(in thousands)	2022	2021	$ Change	% Change
Leadership Brand sales revenue, net (1)	$435,158	$429,056	$6,102	1.4%
All other sales revenue, net	72,920	112,167	(39,247)	(35.0)%
Total sales revenue, net	$508,078	$541,223	$(33,145)	(6.1)%

(1)The three months ended May 31, 2022, includes a full quarter of operating results from Osprey, acquired on December 29, 2021. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

Consolidated Net Sales Revenue

Comparison of First Quarter Fiscal 2023 to First Quarter Fiscal 2022
Consolidated net sales revenue decreased $33.1 million, or 6.1%, to $508.1 million, compared to $541.2 million. The decline was driven by a decrease from Organic business of $84.1 million, or 15.5%, primarily due to:
•a net sales revenue decline of $20.1 million in Non-Core business due to the sale of our Personal Care business;
•the unfavorable comparative impacts of approximately $20 million from retailers that accelerated orders into the fourth quarter of fiscal 2022 and approximately $15 million from orders that were not able to be shipped at the end of the fourth quarter of fiscal 2021 due to the impact of the late-February winter storm in the U.S. (“Winter Storm Uri”) that were shipped in the first quarter of fiscal 2022;
•a decrease in sales in our Health & Wellness segment as a result of stronger COVID-19 driven demand for healthcare and healthy living products, primarily in thermometry and air filtration, in the comparative prior year period; and
•lower sales in our Beauty segment hair appliances category and home-related categories in our Home & Outdoor segment due to lower consumer demand and shifts in consumer spending patterns.

These factors were partially offset by:
•stronger consumer demand for outdoor-related products in our Home & Outdoor segment;
•higher seasonal category sales in our Health & Wellness segment;
•higher prestige market personal care category sales in our Beauty segment; and
•the impact of customer price increases related to rising freight and product costs.

The Osprey and Curlsmith acquisitions also contributed $51.2 million and $3.2 million, respectively, or 10.1%, to consolidated net sales revenue growth.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $3.5 million, or 0.7%.

Net sales revenue from our Leadership Brands was $435.2 million, compared to $429.1 million for the same period last year, representing an increase of 1.4%.

Segment Net Sales Revenue

Home & Outdoor

Comparison of First Quarter Fiscal 2023 to First Quarter Fiscal 2022
Net sales revenue increased $40.6 million, or 21.0%, to $234.3 million, compared to $193.6 million, primarily due to the contribution from the acquisition of Osprey of $51.2 million, or 26.5%, to segment net sales revenue growth. This growth was partially offset by a decrease from Organic business of $8.6 million, or 4.4%, primarily due to:
•declines in home-related category sales primarily due to lower consumer demand driven by shifts in consumer spending patterns; and
•the unfavorable comparative impacts of retailers that accelerated orders into the fourth quarter of fiscal 2022 and orders that were not able to be shipped at the end of the fourth quarter of fiscal 2021 due to the impact of Winter Storm Uri that were shipped in the first quarter of fiscal 2022.

These factors were partially offset by:
•stronger consumer demand for outdoor-related products;
•higher sales in the closeout channel; and
•the impact of customer price increases related to rising freight and product costs.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $2.0 million, or 1.0%.

Health & Wellness

Comparison of First Quarter Fiscal 2023 to First Quarter Fiscal 2022
Net sales revenue decreased $35.2 million, or 17.2%, to $168.9 million, compared to $204.1 million. The decline was driven by a decrease from Organic business of $34.4 million, or 16.8%, primarily due to:

•a decrease in sales due to stronger COVID-19 driven demand for healthcare and healthy living products, primarily in thermometry and air filtration, in the comparative prior year period; and
•the unfavorable comparative impact of orders that were not able to be shipped at the end of the fourth quarter of fiscal 2021 due to the impact of Winter Storm Uri that were shipped in the first quarter of fiscal 2022.

These factors were partially offset by an increase in seasonal category sales and the impact of customer price increases related to rising freight and product costs.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $0.8 million, or 0.4%.

Beauty

Comparison of First Quarter Fiscal 2023 to First Quarter Fiscal 2022
Net sales revenue decreased $38.6 million, or 26.9%, to $104.9 million, compared to $143.5 million. The decline was driven by a decrease from Organic business of $41.1 million, or 28.7%, primarily due to:
•a decline in Non-Core business net sales revenue due to the sale of our Personal Care business;
•the unfavorable comparative impacts of retailers that accelerated orders into the fourth quarter of fiscal 2022 and orders that were not able to be shipped at the end of the fourth quarter of fiscal 2021 due to the impact of Winter Storm Uri that were shipped in the first quarter of fiscal 2022;
•reduced hair appliances category sales due to lower consumer demand and shifts in consumer spending patterns; and
•the unfavorable impact of not being able to ship certain products on a timely basis related to damage to a third party storage facility caused by a weather-related incident in March 2022 described above under “Overview.”

These factors were partially offset by higher prestige market personal care category sales.

The Curlsmith acquisition contributed $3.2 million, or 2.3%, to segment net sales revenue growth.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $0.7 million, or 0.5%.

Consolidated Gross Profit Margin

Comparison of First Quarter Fiscal 2023 to First Quarter Fiscal 2022
Consolidated gross profit margin increased 0.8 percentage points to 41.6%, compared to 40.8%. The increase in consolidated gross profit margin was primarily due to:
•a favorable mix of more Home & Outdoor sales within our consolidated net sales revenue;
•lower inventory obsolescence expense;
•a decrease in EPA compliance costs recognized in cost of goods sold in the Health & Wellness segment of $3.7 million; and
•a more favorable product mix within the Beauty segment.

These factors were partially offset by the net dilutive impact of inflationary costs and related customer price increases and the unfavorable impact of less Beauty segment sales within our consolidated net sales revenue.

Consolidated SG&A

Comparison of First Quarter Fiscal 2023 to First Quarter Fiscal 2022
Consolidated SG&A ratio increased 6.1 percentage points to 34.9%, compared to 28.8%. The increase in the consolidated SG&A ratio was primarily due to:
•higher personnel expense;
•increased marketing expense;
•higher distribution expense;
•an increase in share-based compensation expense;
•higher acquisition-related expense in connection with the Osprey and Curlsmith transactions;
•EPA compliance costs of $2.2 million in the Health & Wellness segment;
•increased amortization expense; and
•the unfavorable leverage impact of the decrease in net sales.

These factors were partially offset by:
•the favorable leverage impact of customer price increases related to inflationary costs;
•reduced annual incentive compensation expense;
•a decrease in outbound freight costs; and
•the gain on the sale of the Latin America and Caribbean Personal Care business.

Operating Income (Loss), Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment

In order to provide a better understanding of the comparative impact of certain items on our operating income, the tables that follow report the comparative pre-tax impact of acquisition-related expenses, EPA compliance costs, restructuring charges, amortization of intangible assets, and non-cash share-based compensation, as applicable, on operating income (loss) and operating margin for each segment and in total for the periods presented below. Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended May 31, 2022
(in thousands)	Home & Outdoor (1)		Health & Wellness		Beauty (2)		Total
Operating income (loss), as reported (GAAP)	$29,793	12.7%	$(6,142)	(3.6)%	$10,288	9.8%	$33,939	6.7%
Acquisition-related expenses	78	—%	—	—%	2,676	2.6%	2,754	0.5%
EPA compliance costs	—	—%	11,644	6.9%	—	—%	11,644	2.3%
Restructuring charges	—	—%	—	—%	2	—%	2	—%
Subtotal	29,871	12.8%	5,502	3.3%	12,966	12.4%	48,339	9.5%
Amortization of intangible assets	1,746	0.7%	579	0.3%	2,036	1.9%	4,361	0.9%
Non-cash share-based compensation	5,998	2.6%	5,823	3.4%	4,798	4.6%	16,619	3.3%
Adjusted operating income (non-GAAP)	$37,615	16.1%	$11,904	7.0%	$19,800	18.9%	$69,319	13.6%

	Three Months Ended May 31, 2021
(in thousands)	Home & Outdoor		Health & Wellness		Beauty		Total
Operating income, as reported (GAAP)	$27,143	14.0%	$11,249	5.5%	$26,443	18.4%	$64,835	12.0%
EPA compliance costs	—	—%	13,112	6.4%	—	—%	13,112	2.4%
Restructuring charges	—	—%	—	—%	6	—%	6	—%
Subtotal	27,143	14.0%	24,361	11.9%	26,449	18.4%	77,953	14.4%
Amortization of intangible assets	518	0.3%	567	0.3%	1,898	1.3%	2,983	0.6%
Non-cash share-based compensation	5,551	2.9%	4,880	2.4%	3,589	2.5%	14,020	2.6%
Adjusted operating income (non-GAAP)	$33,212	17.2%	$29,808	14.6%	$31,936	22.3%	$94,956	17.5%

(1)Includes a full quarter of operating results from Osprey, acquired on December 29, 2021. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

(2)Includes approximately six weeks of operating results from Curlsmith, acquired on April 22, 2022. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

Consolidated Operating Income

Comparison of First Quarter Fiscal 2023 to First Quarter Fiscal 2022
Consolidated operating income was $33.9 million, or 6.7% of net sales revenue, compared to $64.8 million, or 12.0% of net sales revenue. The 5.3 percentage point decrease in consolidated operating margin was primarily due to:
•increased personnel expense;
•higher marketing expense;
•higher distribution expense;
•an increase in share-based compensation expense;
•higher acquisition-related expense in connection with the Osprey and Curlsmith transactions;
•increased amortization expense;
•a less favorable product mix within the Home & Outdoor segment due to the acquisition of Osprey;
•the unfavorable impact of less Beauty segment sales within our consolidated net sales revenue;
•the net dilutive impact of inflationary costs and related customer price increases; and
•unfavorable operating leverage.

These factors were partially offset by:
•a favorable mix of more Home & Outdoor sales within our consolidated net sales revenue;
•lower inventory obsolescence expense;
•reduced annual incentive compensation expense;
•a decrease in outbound freight costs; and
•a more favorable product mix within the Beauty segment.

Consolidated adjusted operating income decreased 27.0% to $69.3 million, or 13.6% of net sales revenue, compared to $95.0 million, or 17.5% of net sales revenue.

Home & Outdoor

Comparison of First Quarter Fiscal 2023 to First Quarter Fiscal 2022
Operating income was $29.8 million, or 12.7% of segment net sales revenue, compared to $27.1 million, or 14.0% of segment net sales revenue. The 1.3 percentage point decrease in segment operating margin was primarily due to:
•the impact of the acquisition of Osprey, which has a lower operating margin than the rest of the Home & Outdoor segment;
•increased personnel expense;
•an increase in share-based compensation expense; and
•the net dilutive impact of inflationary costs and related customer price increases.

These factors were partially offset by:
•favorable operating leverage;
•lower royalty expense; and
•reduced annual incentive compensation expense.

Adjusted operating income increased 13.3% to $37.6 million, or 16.1% of segment net sales revenue, compared to $33.2 million, or 17.2% of segment net sales revenue.

Health & Wellness

Comparison of First Quarter Fiscal 2023 to First Quarter Fiscal 2022
Operating loss was $6.1 million, or (3.6%) of segment net sales revenue, compared to operating income of $11.2 million, or 5.5% of segment net sales revenue. The 9.1 percentage point decrease in segment operating margin was primarily due to:
•unfavorable operating leverage;
•higher distribution expense;
•a less favorable product mix;
•higher marketing expense;
•an increase in share-based compensation expense;
•the unfavorable comparative impact of tariff exclusion refunds received in the prior year period; and
•an increase in legal fees.

These factors were partially offset by:
•the net impact of inflationary costs and related customer price increases;
•a decrease in EPA compliance costs of $1.5 million;
•reduced outbound freight costs;
•lower inventory obsolescence expense; and
•decreased annual incentive compensation expense.

Adjusted operating income decreased 60.1% to $11.9 million, or 7.0% of segment net sales revenue, compared to $29.8 million, or 14.6% of segment net sales revenue.

Beauty

Comparison of First Quarter Fiscal 2023 to First Quarter Fiscal 2022
Operating income was $10.3 million, or 9.8% of segment net sales revenue, compared to $26.4 million, or 18.4% of segment net sales revenue. The 8.6 percentage point decrease in segment operating margin was primarily due to:
•unfavorable operating leverage;
•increased personnel expense;
•an increase in marketing expense;
•higher acquisition-related expense in connection with the Curlsmith transaction;
•higher share-based compensation expense; and
•the net dilutive impact of inflationary costs and related customer price increases.

These factors were partially offset by:
•lower inventory obsolescence expense;
•decreased annual incentive compensation expense;
•lower outbound freight costs;
•a more favorable product mix; and
•reduced royalty expense.

Adjusted operating income decreased 38.0% to $19.8 million, or 18.9% of segment net sales revenue, compared to $31.9 million, or 22.3% of segment net sales revenue.

Interest Expense

Comparison of First Quarter Fiscal 2023 to First Quarter Fiscal 2022
Interest expense was $4.4 million, compared to $3.0 million. The increase in interest expense was primarily due to higher average levels of debt outstanding, including borrowings to fund the acquisitions of Osprey and Curlsmith as well as construction of a new distribution center, and higher average interest rates compared to the same period last year.

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

For the three months ended May 31, 2022, income tax expense as a percentage of income before income tax was 17.0% compared to 8.0% for the same period last year. The year-over-year increase in the effective tax rate is primarily due to lower forecasted annual income before income taxes, shifts in the mix of income in our various tax jurisdictions, and an increase in tax expense for discrete items.

Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP)

In order to provide a better understanding of the impact of certain items on our income and diluted EPS, the tables that follow report the comparative after-tax impact of acquisition-related expenses, EPA compliance costs, restructuring charges, amortization of intangible assets, and non-cash share-based compensation, as applicable, on income and diluted EPS for the periods presented below. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended May 31, 2022
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$29,633	$5,038	$24,595	$1.23	$0.21	$1.02
Acquisition-related expenses	2,754	2	2,752	0.11	—	0.11
EPA compliance costs	11,644	175	11,469	0.48	0.01	0.48
Restructuring charges	2	—	2	—	—	—
Subtotal	44,033	5,215	38,818	1.83	0.22	1.61
Amortization of intangible assets	4,361	490	3,871	0.18	0.02	0.16
Non-cash share-based compensation	16,619	1,084	15,535	0.69	0.04	0.64
Adjusted (non-GAAP)	$65,013	$6,789	$58,224	$2.70	$0.28	$2.41

Weighted average shares of common stock used in computing diluted EPS						24,122

	Three Months Ended May 31, 2021
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$61,942	$4,970	$56,972	$2.51	$0.20	$2.31
EPA compliance costs	13,112	197	12,915	0.53	0.01	0.52
Restructuring charges	6	—	6	—	—	—
Subtotal	75,060	5,167	69,893	3.05	0.21	2.84
Amortization of intangible assets	2,983	208	2,775	0.12	0.01	0.11
Non-cash share-based compensation	14,020	859	13,161	0.57	0.03	0.53
Adjusted (non-GAAP)	$92,063	$6,234	$85,829	$3.74	$0.25	$3.48

Weighted average shares of common stock used in computing diluted EPS						24,636

Comparison of First Quarter Fiscal 2023 to First Quarter Fiscal 2022
Net income was $24.6 million, compared to $57.0 million. Diluted EPS was $1.02, compared to $2.31. Diluted EPS decreased primarily due to an operating loss in the Health & Wellness segment, lower operating income in the Beauty segment and higher interest expense, partially offset by higher operating income in the Home & Outdoor segment and lower weighted average diluted shares outstanding.

Adjusted income decreased $27.6 million, or 32.2%, to $58.2 million, compared to $85.8 million. Adjusted diluted EPS decreased 30.7% to $2.41, compared to $3.48.

Liquidity and Capital Resources

We principally rely on our cash flow from operations and borrowings under our Credit Agreement (as defined below) to finance our operations, capital and intangible asset expenditures, acquisitions and share repurchases. Historically, our principal uses of cash to fund our operations have included operating expenses, primarily SG&A, and working capital, predominantly for inventory purchases and the extension of credit to our retail customers. We have typically been able to generate positive cash flow from operations sufficient to fund our operating activities. In the past, we have utilized a combination of available cash and existing, or additional, sources of financing to fund strategic acquisitions, share repurchases and capital investments. We had $49.3 million in cash and cash equivalents at May 31, 2022. As of May 31, 2022, the amount of cash and cash equivalents held by our foreign subsidiaries was $32.8 million. During the first quarter of fiscal 2023, we acquired Curlsmith for $149.7 million in cash, net of cash acquired. The acquisition was funded with cash on hand and borrowings under our Credit Agreement. We have no existing activities involving special purpose entities or off-balance sheet financing.

Subsequent to the end of our first quarter of fiscal 2023, we entered into an amendment to our Credit Agreement (as defined below) to, among other things, replace LIBOR with Term SOFR (as defined in the Credit Agreement) as the reference interest rate. In connection with the amendment, we also (i) exercised the accordion under the Credit Agreement and borrowed $250 million as term loans, and (ii) provided a notice relating to a qualified acquisition, which triggered temporary adjustments to the maximum leverage ratio as further described below. For additional information, see Note 9 to the accompanying condensed consolidated financial statements and below under “Credit Agreement and Other Debt Agreements.”

We believe our short-term liquidity requirements will primarily consist of working capital requirements, capital expenditures and interest payments on our debt. As a result of higher inventory purchases attributable to supply chain uncertainties and longer supply lead times, coupled with the impact of lower consumer demand and shifts in consumer spending patterns, we expect elevated outstanding borrowings under the Credit Agreement during the second and third fiscal quarters of fiscal 2023. If interest rates continue to increase as expected and adverse economic changes occur, our access to credit on favorable interest rate terms may be impacted. In an economic downturn, we may also be unable to raise capital through debt or equity financings on terms acceptable to us or at all. Covenants in our Credit Agreement could also have consequences on our operations, including restricting or delaying our ability to obtain additional financing, potentially limiting our ability to adjust to rapidly changing market conditions or respond to business opportunities. Additionally, in challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business and our liquidity requirements.

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

Operating Activities

Operating activities used net cash of $38.4 million for the three months ended May 31, 2022, compared to net cash used of $63.4 million for the same period last year. The decrease in cash used by operating activities was primarily driven by decreases in cash used primarily for inventory purchases and accounts receivable to extend credit to our retail customers, partially offset by decreases in cash earnings and accrued income taxes.

Investing Activities

Investing activities used net cash of $222.5 million during the three months ended May 31, 2022, compared to net cash used of $4.0 million for the same period last year. The increase in cash used by investing activities was primarily due to the acquisition of Curlsmith during the first quarter of fiscal 2023 and an increase in capital and intangible asset expenditures. We also made investments in capital and intangible asset expenditures of $76.2 million during the three months ended May 31, 2022, compared to $4.0 million for the same period last year. The increase in capital and intangible asset expenditures was primarily for construction expenditures inclusive of capitalized interest related to a new distribution center for our Home & Outdoor segment. Capital and intangible asset expenditures during both periods also included expenditures for tools, molds, and other production equipment and computer, software, furniture and other equipment.

Financing Activities

Financing activities provided net cash of $276.8 million during the three months ended May 31, 2022, compared to net cash provided of $59.6 million for the same period last year. The increase in cash provided by financing activities is primarily due to a net increase in proceeds from our line of credit and a decrease in open market repurchases of common stock.

Credit Agreement and Other Debt Agreements

Credit Agreement

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1.25 billion and matures on March 13, 2025. On June 28, 2022, we entered into an amendment to the Credit Agreement to, among other things, replace LIBOR with Term SOFR (as defined in the Credit Agreement) as the reference interest rate. Accordingly, we are updating our interest rate swap contracts associated with our revolving borrowings to replace LIBOR with Term SOFR as the reference interest rate. In connection with the amendment, we also (i) exercised the accordion under the Credit Agreement and borrowed $250 million as term loans, and (ii) provided a notice relating to a qualified acquisition, which triggered temporary adjustments to the maximum leverage ratio as further described below. The term loans will be payable at the end of each fiscal quarter in equal installments of 0.625% of the terms loans made with the remaining balance due at the maturity date. The maturity date of the term loans is March 13, 2025, which is the same maturity date as the revolving loans under the Credit Agreement. The proceeds from the term loans were used to repay revolving loans under the Credit Agreement. We may prepay the term loans, in whole or in part, at any time without premium or penalty. Following the amendment, borrowings under the Credit Agreement bear floating interest at either the Base Rate or Term SOFR, plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.0% and 1.0% to 2.0% for Base Rate and Term SOFR borrowings, respectively, plus a credit spread of 0.10% for Term SOFR borrowings. As a result of the notice for the qualified acquisition, the maximum leverage ratio is 4.25 to 1.00 through May 31, 2022, 4.00 to 1.00 through February 28, 2023, 3.75 to 1.00 through May 31, 2023 and 3.50 to 1.00 thereafter.

As of May 31, 2022, the outstanding revolving loan principal balance was $1,093.5 million (excluding prepaid financing fees), the balance of outstanding letters of credit was $32.7 million and the amount available for borrowings under the Credit Agreement was $123.8 million. After giving effect to the term loan borrowings and application of those loans to repay revolving borrowings under the Credit Agreement, the remaining amount available for revolving borrowings under our Credit Agreement would have been $373.8 million as of May 31, 2022.

Other Debt Agreements

As of May 31, 2022, we have an aggregate principal balance of $14.8 million (excluding prepaid financing fees) under an unsecured loan agreement with the Mississippi Business Finance Corporation.

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our debt agreements require the maintenance of certain key financial covenants and also contain other customary covenants, including, among other things, covenants restricting or limiting us, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on our properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) repurchasing shares of our common stock and paying dividends. Our debt agreements also contain customary events of default, including failure to pay principal or interest when due, among others. Our debt agreements are cross-

defaulted to each other. Upon an event of default under our debt agreements, the holders or lenders may, among other things, accelerate the maturity of any amounts outstanding under our debt agreements. The commitments of the lenders to make loans to us under the Credit Agreement are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the Credit Agreement.

New Accounting Guidance

For information on recently adopted and issued accounting pronouncements, see Note 2 to the accompanying condensed consolidated financial statements.

Information Regarding Forward-Looking Statements

Certain statements in this report, including those in documents and our other filings with the SEC referenced herein, may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words “anticipates”, “believes”, “expects”, “plans”, “may”, “will”, “might”, “would”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “currently”, “continue”, “intends”, “outlook”, “forecasts”, “targets”, “could”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that may occur in the future, including statements related to sales, expenses, EPS results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct. Forward-looking statements speak only as of the date they are made and are subject to risks that could cause them to differ materially from actual results. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We believe that these risks include but are not limited to the risks described or referenced in this report and that are otherwise described from time to time in our SEC reports as filed. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

Such risks are not limited to, but may include:
•the occurrence of cyber incidents, or failure by us or our third-party service providers to maintain cybersecurity and the integrity of confidential internal or customer data;
•a cybersecurity breach, obsolescence or interruptions in the operation of our central global Enterprise Resource Planning systems and other peripheral information systems;
•the geographic concentration and peak season capacity of certain U.S. distribution facilities which increase our risk to disruptions that could affect our ability to deliver products in a timely manner;
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
•our dependence on third-party manufacturers, most of which are located in Asia, and any inability to obtain products from such manufacturers;
•our ability to deliver products to our customers in a timely manner and according to their fulfillment standards;
•the risks associated with trade barriers, exchange controls, expropriations, and other risks associated with domestic and foreign operations including uncertainty and business interruptions resulting from political changes and actions in the U.S. and abroad, such as the current conflict between Russia and Ukraine, and volatility in the global credit and financial markets and economy;
•our dependence on the strength of retail economies and vulnerabilities to any prolonged economic downturn, including a future downturn from the effects of COVID-19 or macroeconomic conditions such as inflation;
•the risks associated with the use of licensed trademarks from or to third parties;
•the risks associated with weather conditions, the duration and severity of the cold and flu season and other related factors;
•our reliance on our Chief Executive Officer and a limited number of other key senior officers to operate our business;
•expectations regarding recent acquisitions (including Curlsmith and Osprey) and any future acquisitions or divestitures, including our ability to realize related synergies along with our ability to effectively integrate acquired businesses or disaggregate divested businesses;
•the risks of potential changes in laws and regulations, including environmental, employment and health and safety and tax laws, and the costs and complexities of compliance with such laws;
•the risks associated with increased focus and expectations on climate change and other environmental, social and governance matters;
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
•the risks of significant tariffs or other restrictions being placed on imports from China, Mexico or Vietnam or any retaliatory trade measures taken by China, Mexico or Vietnam;
•the risks associated with product recalls, product liability and other claims against us;
•associated financial risks including but not limited to, significant impairment of our goodwill, indefinite-lived and definite-lived intangible assets or other long-lived assets;
•increased costs of raw materials, energy and transportation;
•the risks to our liquidity or cost of capital which may be materially adversely affected by constraints or changes in the capital and credit markets and limitations under our financing arrangements;
•the risks associated with foreign currency exchange rate fluctuations; and
•projections of product demand, sales and net income, which are highly subjective in nature, and from which future sales and net income could vary in a material amount.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K, other than the amendment to our Credit Agreement discussed herein under “Credit Agreement and Other Debt Agreements - Credit Agreement” and the current trends and developments discussed herein under “Significant Trends Impacting the Business.” Assuming an increase to market rates of 1.0% as of May 31, 2022, we would incur an increase to our annual interest expense, net of the effect of our interest rate swaps, of approximately $10 million. Additional information regarding our risk management activities can be found in Notes 9, 10 and 11 to the accompanying condensed consolidated financial statements.

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2022. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of May 31, 2022, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during our fiscal quarter ended May 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described in Part 1, Item 3. “Legal Proceedings” of our Form 10-K. Since the filing of our Form 10-K, there have been no material changes in our legal proceedings from those disclosed therein.

ITEM 1A. RISK FACTORS

The ownership of our common stock involves a number of risks and uncertainties. When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, Item 1A. “Risk Factors” of our Form 10-K. Since the filing of our Form 10-K, there have been no material changes in our risk factors from those disclosed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2021, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 25, 2021, for a period of three years, and replaced our former repurchase authorization. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. See Note 7 to the accompanying condensed consolidated financial statements for additional information.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
March 1 through March 31, 2022	11,001	$204.09	11,001	$419,743
April 1 through April 30, 2022	612	211.58	612	419,613
May 1 through May 31, 2022	77,845	203.60	77,845	403,764
Total	89,458	$203.71	89,458

(1)The number of shares includes shares of common stock acquired from associates who tendered shares to: (i) satisfy the tax withholding on equity awards as part of our long-term incentive plans or (ii) satisfy the exercise price on stock option exercises. For the three months ended May 31, 2022, there were no common stock open market purchases.
(2)Reflects the remaining dollar value of shares that could be purchased under our current stock repurchase authorization through the expiration or termination of the plan. For additional information, see Note 7 to the accompanying condensed consolidated financial statements.

ITEM 6.	EXHIBITS
	(a)	Exhibits

10.1†
Severance Agreement between Helen of Troy Nevada Corporation and Tessa Judge, dated May 17, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2022).

10.2†
Severance Agreement between Helen of Troy Nevada Corporation and Noel Geoffroy, dated May 17, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2022).

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended May 31, 2022, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.

		104	Cover Page, Interactive Data File formatted in iXBRL and contained in Exhibit 101.

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	July 8, 2022	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date:	July 8, 2022	/s/ Matthew J. Osberg
Matthew J. Osberg
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer