Form 10-Q
period 2022-08-31
HELEN OF TROY LTD
filed 2022-10-06
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2022
or
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
As of September 29, 2022, there were 23,990,074 common shares, $0.10 par value per share, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except shares and par value)	August 31, 2022	February 28, 2022
Assets
Assets, current:
Cash and cash equivalents	$39,650	$33,381
Receivables - principally trade, less allowances of $1,718 and $843	507,261	457,623
Inventory	643,192	557,992
Prepaid expenses and other current assets	34,647	25,712
Income taxes receivable	13,066	5,430
Assets held for sale	—	1,942
Total assets, current	1,237,816	1,082,080

Property and equipment, net of accumulated depreciation of $173,614 and $161,006	306,340	205,378
Goodwill	1,065,214	948,873
Other intangible assets, net of accumulated amortization of $159,261 and $150,309	562,751	537,846
Operating lease assets	40,940	37,759
Deferred tax assets, net	2,657	3,628
Other assets	9,490	7,887
Total assets	$3,225,208	$2,823,451

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$311,622	$308,178
Accrued expenses and other current liabilities	235,133	271,675
Income taxes payable	15,484	20,718
Long-term debt, current maturities	20,872	1,884
Liabilities held for sale	—	235
Total liabilities, current	583,111	602,690

Long-term debt, excluding current maturities	1,148,870	811,332
Lease liabilities, non-current	45,630	43,745
Deferred tax liabilities, net	34,643	21,582
Other liabilities, non-current	14,608	16,763
Total liabilities	1,826,862	1,496,112

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 23,968,992 and 23,800,305 shares issued and outstanding	2,397	2,380
Additional paid in capital	312,567	303,740
Accumulated other comprehensive income	7,200	202
Retained earnings	1,076,182	1,021,017
Total stockholders' equity	1,398,346	1,327,339
Total liabilities and stockholders' equity	$3,225,208	$2,823,451
See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands, except per share data)	2022	2021	2022	2021
Sales revenue, net	$521,400	$475,228	$1,029,478	$1,016,451
Cost of goods sold	299,954	264,640	596,861	585,271
Gross profit	221,446	210,588	432,617	431,180

Selling, general and administrative expense (“SG&A”)	169,724	142,928	346,954	298,679
Restructuring charges	4,776	369	4,778	375
Operating income	46,946	67,291	80,885	132,126

Non-operating income, net	113	31	180	133
Interest expense	9,166	3,307	13,539	6,302
Income before income tax	37,893	64,015	67,526	125,957

Income tax expense	7,221	12,700	12,259	17,670
Net income	$30,672	$51,315	$55,267	$108,287

Earnings per share (“EPS”):
Basic	$1.28	$2.13	$2.31	$4.47
Diluted	1.28	2.11	2.29	4.42

Weighted average shares used in computing EPS:
Basic	23,969	24,101	23,917	24,225
Diluted	24,056	24,347	24,089	24,492

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2022	2021	2022	2021
Net income	$30,672	$51,315	$55,267	$108,287
Other comprehensive income, net of tax:
Cash flow hedge activity - interest rate swaps	1,301	1,079	3,507	1,836
Cash flow hedge activity - foreign currency contracts	2,538	5,163	3,491	3,609
Total other comprehensive income, net of tax	3,839	6,242	6,998	5,445
Comprehensive income	$34,511	$57,557	$62,265	$113,732

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 28, 2021	24,406	$2,441	$283,396	$(11,656)	$965,166	$1,239,347
Net income	—	—	—	—	56,972	56,972
Other comprehensive loss, net of tax	—	—	—	(797)	—	(797)
Exercise of stock options	4	—	275	—	—	275
Issuance and settlement of restricted stock	177	18	(18)	—	—	—
Issuance of common stock related to stock purchase plan	13	1	2,337	—	—	2,338
Common stock repurchased and retired	(502)	(50)	(16,616)	—	(93,408)	(110,074)
Share-based compensation	—	—	14,020	—	—	14,020
Balances at May 31, 2021	24,098	$2,410	$283,394	$(12,453)	$928,730	$1,202,081
Net income	—	—	—	—	51,315	51,315
Other comprehensive income, net of tax	—	—	—	6,242	—	6,242
Exercise of stock options	6	1	519	—	—	520
Issuance and settlement of restricted stock	2	—	—	—	—	—
Common stock repurchased and retired	(1)	—	(104)	—	(12)	(116)
Share-based compensation	—	—	7,780	—	—	7,780
Balances at August 31, 2021	24,105	$2,411	$291,589	$(6,211)	$980,033	$1,267,822

Balances at February 28, 2022	23,800	$2,380	$303,740	$202	$1,021,017	$1,327,339
Net income	—	—	—	—	24,595	24,595
Other comprehensive income, net of tax	—	—	—	3,159	—	3,159
Exercise of stock options	8	1	658	—	—	659
Issuance and settlement of restricted stock	235	24	(24)	—	—	—
Issuance of common stock related to stock purchase plan	13	1	2,274	—	—	2,275
Common stock repurchased and retired	(89)	(9)	(18,113)	—	(102)	(18,224)
Share-based compensation	—	—	16,619	—	—	16,619
Balances at May 31, 2022	23,967	$2,397	$305,154	$3,361	$1,045,510	$1,356,422
Net income	—	—	—	—	30,672	30,672
Other comprehensive income, net of tax	—	—	—	3,839	—	3,839
Issuance and settlement of restricted stock	2	—	(1)	—	—	(1)
Common stock repurchased and retired	—	—	(81)	—	—	(81)
Share-based compensation	—	—	7,495	—	—	7,495
Balances at August 31, 2022	23,969	$2,397	$312,567	$7,200	$1,076,182	$1,398,346

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended August 31,
(in thousands)	2022	2021
Cash used by operating activities:
Net income	$55,267	$108,287
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	21,617	17,441
Amortization of financing costs	512	489
Non-cash operating lease expense	5,186	4,434
Provision for credit losses	963	510
Non-cash share-based compensation	24,114	21,800
Gain on sale of Personal Care business	(1,336)	(513)
Gain on the sale or disposal of property and equipment	(20)	(1,640)
Deferred income taxes and tax credits	3,977	(8,207)
Changes in operating capital, net of effects of acquisitions of businesses:
Receivables	(46,754)	(62,604)
Inventory	(77,348)	(124,506)
Prepaid expenses and other current assets	575	(4,982)
Other assets and liabilities, net	(2,040)	(4,545)
Accounts payable	3,333	6,080
Accrued expenses and other current liabilities	(43,767)	(26,414)
Accrued income taxes	(19,731)	16,032
Net cash used by operating activities	(75,452)	(58,338)

Cash (used) provided by investing activities:
Capital and intangible asset expenditures	(112,635)	(23,954)
Net payments to acquire businesses, net of cash acquired	(148,111)	—
Proceeds from sale of Personal Care business	1,804	44,700
Proceeds from the sale of property and equipment	20	3,208
Net cash (used) provided by investing activities	(258,922)	23,954

Cash provided by financing activities:
Proceeds from revolving loans	573,500	342,500
Repayment of line of credit	(465,000)	(212,500)
Proceeds from term loans	250,000	—
Repayment of long-term debt	(1,900)	(1,900)
Payment of financing costs	(586)	—
Proceeds from share issuances under share-based compensation plans	2,934	3,133
Payments for repurchases of common stock	(18,305)	(110,190)
Net cash provided by financing activities	340,643	21,043

Net increase (decrease) in cash and cash equivalents	6,269	(13,341)
Cash and cash equivalents, beginning balance	33,381	45,120
Cash and cash equivalents, ending balance	$39,650	$31,779

Supplemental non-cash investing activity:
Capital expenditures included in accounts payable	$8,484	$2,927

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
August 31, 2022

Note 1 - Basis of Presentation and Related Information

Corporate Overview

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2022 and February 28, 2022, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2022 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. As of August 31, 2022, we operated three segments: Home & Outdoor, Health & Wellness, and Beauty. Our Home & Outdoor segment provides a broad range of innovative consumer products for home activities such as food preparation, cooking, cleaning and organization, as well as products for outdoor and on the go activities such as hydration, food storage, backpacks, and travel gear. The Health & Wellness segment provides health and wellness products including healthcare devices, thermometers, water and air filtration systems, humidifiers, and fans. Our Beauty segment provides mass and prestige market beauty appliances including hair styling appliances, grooming tools, decorative hair accessories, and prestige market liquid-based hair and personal care products.

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

Macroeconomic trends and the COVID-19 pandemic have adversely impacted our business in the first and second quarters of fiscal 2023. In response to rising inflation, the Federal Open Market Committee has been raising interest rates, and has stated it intends to continue to raise rates throughout the remainder of 2022 and possibly into 2023. As a result, we incurred higher average interest rates compared to the same period last year, and we expect this trend to continue throughout fiscal year 2023. While the actual timing and extent of the future increases in interest rates remains unknown, higher long-term interest rates are expected to significantly increase interest expense on our outstanding debt. High inflation and interest rates have also negatively impacted consumer disposable income, credit availability and spending, among others things, and may continue to have an adverse impact throughout fiscal year 2023. Surges in demand and shifts in shopping patterns related to COVID-19, as well as other factors, have strained the global freight network, which has resulted in higher costs, less capacity, component part and raw material shortages, and longer lead times. The extent of COVID-19’s impact on the demand for certain of our product lines in the future will depend on continuing future developments, including any new variants and surges in the spread of COVID-19, our continued ability to source and distribute our products, the impact of COVID-19 on capital and financial markets, and the related impact on consumer confidence and spending, all of which are uncertain and difficult to predict considering the continuously evolving landscape. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

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

Note 3 - Assets and Liabilities Held for Sale

During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Personal Care business and accordingly, we classified the identified net assets of the disposal group as held for sale. On June 7, 2021, we completed the sale of our North America Personal Care business to HRB Brands LLC, for $44.7 million in cash and recognized a gain on the sale in SG&A totaling $0.5 million. On March 25, 2022, we completed the sale of the Latin America and Caribbean Personal

Care business to HRB Brands LLC, for $1.8 million in cash and recognized a gain on the sale in SG&A totaling $1.3 million. The net assets sold included intangible assets, inventory, certain net trade receivables, fixed assets and certain accrued sales discounts and allowances relating to our Personal Care business. As a result of these dispositions, we no longer have any assets or liabilities classified as held for sale.

The carrying amounts of the major classes of assets and liabilities for our Personal Care business that were classified as held for sale were as follows:

(in thousands)	February 28, 2022
Receivables, net of allowance of $23	$1,265
Inventory	611
Property and equipment, net of accumulated depreciation of $152	66
Assets held for sale	$1,942

Accrued sales discounts and allowances	$235
Liabilities held for sale	$235

Note 4 - Acquisitions

Curlsmith

On April 22, 2022, we completed the acquisition of Recipe Products Ltd., a producer of innovative prestige hair care products for all types of curly and wavy hair under the Curlsmith brand. Curlsmith's products are a category leader in the market for prestige haircare products for curly hair and include conditioners, shampoos and co-washes purposefully designed for the unique joys and challenges of all types of curls and textured hair. The Curlsmith brand and products were added to the Beauty segment. The total purchase consideration was $149.7 million in cash, net of a preliminary closing net working capital adjustment of $0.3 million and cash acquired. The acquisition was funded with cash on hand and borrowings under our existing revolving credit facility. We incurred pre-tax acquisition-related expenses of $2.7 million during the six months ended August 31, 2022, which were recognized in SG&A within our condensed consolidated statement of income.

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

During the second quarter of fiscal 2023, we made adjustments to provisional asset and liability balances, which resulted in a corresponding net increase to goodwill of $0.1 million.

The following table presents the preliminary estimated fair values of assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Assets:
Receivables	$4,211
Inventory	7,890
Prepaid expenses and other current assets	119
Property and equipment	212
Goodwill	118,613
Trade names - definite	21,000
Customer relationships - definite	12,000
Deferred tax assets, net	360
Total assets	164,405
Liabilities:
Accounts payable	1,401
Accrued expenses and other current liabilities	2,583
Income taxes payable	2,538
Deferred tax liabilities, net	8,187
Total liabilities	14,709
Net assets recorded	$149,696

Both the fair value and gross contractual amount of receivables acquired was $4.2 million, as an immaterial amount is expected to be uncollectible.

The impact of the acquisition of Curlsmith on our condensed consolidated statements of income for the periods presented was as follows:

(in thousands, except earnings per share data)	Three Months Ended August 31, 2022	Six Months Ended August 31, 2022 (1)
Sales revenue, net	$10,207	$13,453
Net income	1,437	1,876

EPS:
Basic	$0.06	$0.08
Diluted	$0.06	$0.08
(1)Represents approximately nineteen weeks of operating results from Curlsmith, acquired on April 22, 2022.

The following supplemental unaudited pro forma information presents our financial results as if the acquisition of Curlsmith had occurred on March 1, 2021. This supplemental pro forma information has been prepared for comparative purposes and would not necessarily indicate what may have occurred if the acquisition had been completed on March 1, 2021, and this information is not intended to be indicative of future results.

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands, except earnings per share data)	2022	2021	2022	2021
Sales revenue, net	$521,400	$483,586	$1,036,570	$1,034,443
Net income	30,672	52,156	57,180	107,260

EPS:
Basic	$1.28	$2.16	$2.39	$4.43
Diluted	$1.28	$2.14	$2.37	$4.38

These amounts have been calculated after applying our accounting policies and adjusting the results of Curlsmith to reflect the effect of definite-lived intangible assets recognized as part of the business combination on amortization expense as if the acquisition had occurred on March 1, 2021.

Osprey

On December 29, 2021, we completed the acquisition of Osprey, a longtime U.S. leader in technical and everyday packs. Osprey is highly respected in the outdoor industry with a product lineup that includes a wide range of backpacks and daypacks for hiking, mountaineering, skiing, climbing, mountain biking, trail running, commuting, and school, as well as rugged adventure travel packs, wheeled luggage, and travel accessories. The Osprey brand and products were added to the Home & Outdoor segment. The total purchase consideration, net of cash acquired, was $409.3 million in cash, including the impact of a final $10.7 million favorable net working capital adjustment. The acquisition was funded with cash on hand and borrowings under our existing revolving credit facility. We incurred pre-tax acquisition-related expenses of $0.1 million during the six months ended August 31, 2022, which were recognized in SG&A within our condensed consolidated statement of income.

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

During the first quarter of fiscal 2023, we finalized the net working capital adjustment, which resulted in a $1.6 million reduction to the total purchase consideration and we reduced the provisional accounts payable liability by $0.7 million, both with a corresponding decrease to goodwill totaling $2.3 million. During the second quarter of fiscal 2023, we made immaterial adjustments to provisional asset and liability balances, which resulted in a corresponding net increase to goodwill.

The following table presents the preliminary estimated fair values of assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Assets:
Receivables	$11,758
Inventory	30,056
Prepaid expenses and other current assets	3,699
Income taxes receivable	4,169
Property and equipment	11,386
Goodwill	206,699
Trade names - indefinite	170,000
Customer relationships - definite	22,000
Operating lease assets	2,155
Total assets	461,922
Liabilities:
Accounts payable	3,780
Accrued expenses and other current liabilities	7,334
Lease liabilities, non-current	1,719
Deferred tax liabilities, net	39,794
Total liabilities	52,627
Net assets recorded	$409,295

Note 5 - Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities was as follows:

(in thousands)	August 31, 2022	February 28, 2022
Accrued compensation, benefits and payroll taxes	$20,643	$55,405
Accrued sales discounts and allowances	72,380	69,120
Accrued sales returns	29,639	33,384
Accrued advertising	54,591	55,775
Other	57,880	57,991
Total accrued expenses and other current liabilities	$235,133	$271,675

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

We recorded share-based compensation expense in SG&A as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2022	2021	2022	2021
Directors stock compensation	$222	$163	$395	$323
Service Condition Awards	2,160	3,296	5,277	5,236
Performance Condition Awards	3,196	3,061	14,041	13,084
Market Condition Awards	1,917	1,260	3,827	2,389
Employee stock purchase plan	—	—	574	768
Share-based compensation expense	7,495	7,780	24,114	21,800
Less income tax benefits	(570)	(712)	(1,654)	(1,571)
Share-based compensation expense, net of income tax benefits	$6,925	$7,068	$22,460	$20,229

Unrecognized Share-Based Compensation Expense

As of August 31, 2022, our total unrecognized share-based compensation for all awards was $50.8 million, which will be recognized over a weighted average amortization period of 2.1 years. The total unrecognized share-based compensation reflects an estimate of target achievement for Performance Condition Awards granted during the first quarter of fiscal 2023 and fiscal 2022, and a weighted average estimate of 150% of target achievement for Performance Condition Awards granted in fiscal 2021.

Note 7 - Repurchases of Common Stock

In August 2021, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 25, 2021, for a period of three years, and replaced our former repurchase authorization. As of August 31, 2022, our repurchase authorization allowed for the purchase of $403.7 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands, except share and per share data)	2022	2021	2022	2021
Common stock repurchased on the open market:
Number of shares	—	—	—	436,842
Aggregate value of shares	$—	$—	$—	$95,484
Average price per share	$—	$—	$—	$218.58

Common stock received in connection with share-based compensation:
Number of shares	501	503	89,959	66,147
Aggregate value of shares	$81	$116	$18,305	$14,706
Average price per share	$163.28	$229.76	$203.49	$222.32

Note 8 - Restructuring Plan

During the second quarter of fiscal 2023, we focused on developing a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and reduce costs (referred to as “Project Pegasus”). Project Pegasus includes initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending, and improve our cash flow and working capital, as well as other activities. We anticipate these initiatives will create operating efficiencies, as well as provide a platform to fund future growth investments.

We have the following expectations regarding Project Pegasus:
•Targeted annualized pre-tax operating profit improvements of approximately $75 million to $85 million, which we expect to begin in fiscal 2024 and be substantially achieved by the end of fiscal 2026.
•Estimated cadence of the recognition of the savings will be approximately 25% in fiscal 2024, approximately 50% in fiscal 2025 and approximately 25% in fiscal 2026.
•Total profit improvements to be realized approximately 60% through reduced cost of goods sold and 40% through lower SG&A.
•Total one-time pre-tax restructuring charges of approximately $85 million to $95 million over the duration of the plan, which is expected to be completed during fiscal 2025 and will primarily be comprised of severance and employee related costs, professional fees, contract termination costs, and other exit and disposal costs.
•All of our operating segments and shared services will be impacted by the plan.

During both the three and six month periods ended August 31, 2022, we incurred $4.8 million of pre-tax restructuring costs in connection with Project Pegasus, which are recorded as “Restructuring charges” in the condensed consolidated statements of income. We recognized $0.4 million of pre-tax restructuring costs during both the three and six month periods ended August 31, 2021, under a prior restructuring plan referred to as Project Refuel, which was completed during the fourth quarter of fiscal 2022.

The following tables summarize restructuring charges recorded as a result of Project Pegasus for the periods presented:

	Three Months Ended August 31, 2022
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Severance and employee related costs	$472	$1,926	$443	$2,841
Professional fees	—	128	—	128
Contract termination	—	1,500	—	1,500
Other	—	—	307	307
Total restructuring charges	$472	$3,554	$750	$4,776

	Six Months Ended August 31, 2022				Total Incurred Since Inception
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Severance and employee related costs	$472	$1,926	$445	$2,843	$2,843
Professional fees	—	128	—	128	128
Contract termination	—	1,500	—	1,500	1,500
Other	—	—	307	307	307
Total restructuring charges	$472	$3,554	$752	$4,778	$4,778

The table below presents a rollforward of our accruals related to Project Pegasus, which are included in accrued expenses and other current liabilities:

(in thousands)	Balance at February 28, 2022	Charges	Payments	Balance at August 31, 2022
Severance and employee related costs	$—	$2,843	$802	$2,041
Professional fees	—	128	128	—
Contract termination	—	1,500	—	1,500
Other	—	307	307	—
Total	$—	$4,778	$1,237	$3,541

Note 9 - Commitments and Contingencies

Legal Matters

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described below.

On December 23, 2021, Brita LP filed a complaint against Kaz USA, Inc. and Helen of Troy Limited in the United States District Court for the Western District of Texas (the “Patent Litigation”), alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. In the Patent Litigation, Brita LP seeks monetary damages and injunctive relief relating to the alleged infringement. Brita LP simultaneously filed a complaint with the United States International Trade Commission (“ITC”) against Kaz USA, Inc., Helen of Troy Limited and five other companies that sell water filtration systems (the “ITC Action”). The complaint in the ITC Action also alleges patent infringement by the Company with respect to a limited set of PUR gravity-fed water filtration systems. In the ITC Action, Brita LP requested the ITC to initiate an unfair import investigation relating to such filtration systems. This action seeks injunctive relief to prevent entry of PUR products (and certain other products) into the U.S. and removal of existing inventory that is already in the U.S. On January 25, 2022, the ITC instituted the investigation requested by the ITC Action. In August 2022, the parties participated in the evidentiary hearing (“ITC Trial”) and are awaiting a final opinion. The Patent Litigation has been stayed pending resolution of the ITC Action. We intend to vigorously pursue our claims and defenses in these proceedings. However, we cannot predict the outcome of these proceedings, the amount or range of any potential loss, or when the proceedings will be resolved. Litigation is inherently unpredictable, and the resolution or disposition of these proceedings could, if adversely determined, have a material and adverse impact on our financial position and results of operations.

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

During fiscal 2022, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Health & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. Our fiscal 2022 consolidated, and Health & Wellness segment’s, net sales revenue, gross profit and operating income was materially and adversely impacted by the stop shipment actions and the time needed to execute repackaging plans. While we have resumed normalized levels of shipping of the affected inventory, we are still in process of repackaging our existing inventory of impacted products. Additionally, as a result of continuing dialogue with the EPA, we are executing further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products. If we are not able to execute our repackaging plans on schedule to meet demand, our net sales revenue, gross profit and operating income could continue to be materially and adversely impacted. Although, we are not aware of any fines or penalties related to this matter imposed against us by the EPA, there can be no assurances that such fines or penalties will not be imposed.

We recorded charges to cost of goods sold to write-off obsolete packaging for the affected products in our inventory on-hand and in-transit. We have also incurred additional compliance costs comprised of obsolete packaging, storage and other charges from vendors, which were recognized in cost of goods sold and incremental warehouse storage costs and legal fees, which were recognized in SG&A. We refer to these charges as “EPA compliance costs.” A summary of EPA compliance costs incurred during the periods presented follows:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2022	2021	2022		2021
Cost of goods sold	$7,103	$357	$16,558	[1]	$13,469	[2]
SG&A	1,251	2,603	3,440		2,603
Total EPA compliance costs	$8,354	$2,960	$19,998		$16,072
(1)Includes a $4.4 million charge to write-off the obsolete packaging for the affected additional humidifier products and affected additional air filtration products in our inventory on-hand and in-transit as of the end of the first quarter of fiscal 2023.
(2)Includes a $13.1 million charge to cost of goods sold to write-off the obsolete packaging for the affected air filtration, water filtration and humidifier products in our inventory on-hand and in-transit as of the end of the first quarter of fiscal 2022.

In addition, we have incurred and capitalized into inventory costs to repackage a portion of our existing inventory of the affected products since the second quarter of fiscal 2022 and expect to continue to incur and capitalize such costs as we continue to repackage inventory. We also expect to incur additional compliance costs, which may include incremental warehouse storage costs, charges from vendors, and legal fees, among other things. Such potential incremental EPA compliance costs will be expensed as incurred and could materially and adversely impact our consolidated and Health & Wellness segment’s gross profit and operating income. In addition, our net sales revenue could be materially and adversely impacted by customer returns, an increase in sales discounts and allowances and by the potential impact of distribution losses at certain retailers. Additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. Accordingly, our business, results of operations and financial condition could be adversely and materially impacted in ways that we are not able to predict today. For additional information refer to Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “EPA Compliance Costs”.

Weather-Related Incident

On March 30, 2022, a third-party facility that we utilize for inventory storage incurred severe damage from a weather-related incident. The inventory that was stored at this facility primarily related to our Health & Wellness and Beauty segments. While the inventory is insured, some seasonal inventory and inventory designated for specific customer promotions was not accessible and subsequently determined to be damaged, and as a result, unfavorably impacted our net sales revenue during the first quarter of fiscal 2023. As a result of the damages to the inventory stored at the facility, during the first quarter of fiscal 2023, we recorded a charge to write-off the damaged inventory totaling $34.4 million, of which $29.9 million and $4.5 million related to our Health & Wellness and Beauty segments, respectively. These charges were fully offset by probable insurance recoveries of $34.4 million also recorded during the first quarter of fiscal 2023, which represent anticipated insurance proceeds, not to exceed the amount of the associated losses, for which receipt was deemed probable. The charges for the damaged inventory and the expected insurance recoveries are included in cost of goods sold in our condensed consolidated statement of income for the six months ended August 31, 2022. Any potential future proceeds from our property insurance, above the amount of associated losses, and our business interruption insurance will be recognized when received.

Note 10 - Long-Term Debt
A summary of our long-term debt follows:

(in thousands)	August 31, 2022	February 28, 2022
Mississippi Business Finance Corporation Loan (the “MBFC Loan”) (1)	$14,807	$16,707
Credit Agreement (1):
Revolving loans	908,000	799,500
Term loans	250,000	—
Total borrowings under Credit Agreement	1,158,000	799,500
Subtotal	1,172,807	816,207
Unamortized prepaid financing fees	(3,065)	(2,991)
Total long-term debt	1,169,742	813,216
Less: current maturities of long-term debt	(20,872)	(1,884)
Long-term debt, excluding current maturities	$1,148,870	$811,332
(1)The weighted average interest rates on borrowings outstanding under both the MBFC Loan and Credit Agreement as of August 31, 2022 and February 28, 2022 were 3.9% and 1.2%, respectively.

Aggregate annual maturities of our long-term debt as of August 31, 2022 are as follows:

(in thousands)
Fiscal 2023 (balance for remainder of fiscal year)	$3,125
Fiscal 2024	21,057
Fiscal 2025	6,250
Fiscal 2026	1,142,375
Fiscal 2027	—
Thereafter	—
Total	$1,172,807

Capitalized Interest

During the three and six month periods ended August 31, 2022, we incurred interest costs totaling $10.1 million and $15.2 million, respectively, of which we capitalized $0.9 million and $1.6 million, respectively, as part of property and equipment in connection with the construction of a new distribution center. During the three and six month periods ended August 31, 2021, we incurred interest costs totaling $3.3 million and $6.3 million, respectively, of which none was capitalized.

Credit Agreement

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1.25 billion and matures on March 13, 2025. At February 28, 2022, the Credit Agreement bore floating interest at either the Base Rate or the London Interbank Offered Rate (“LIBOR”), plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.0% and 1.0% to 2.0% for Base Rate and LIBOR borrowings, respectively.

On June 28, 2022, we entered into an amendment to the Credit Agreement to, among other things, replace LIBOR with Term SOFR (as defined in the Credit Agreement) as the reference interest rate. In connection with the amendment, we also (i) exercised the accordion under the Credit Agreement and borrowed $250 million as term loans, and (ii) provided a notice relating to a qualified acquisition, which triggered temporary adjustments to the maximum leverage ratio as further described below. The term loans will be payable at the end of each fiscal quarter in equal installments of 0.625% of the term loans made, beginning in the third quarter of fiscal 2023, with the remaining balance due at the maturity date. The maturity date of the term loans is March 13, 2025, which is the same maturity date as the revolving loans under the Credit Agreement. The proceeds from the term loans were used to repay revolving loans under the Credit Agreement. We may prepay the term loans, in whole or in part, at any time without premium or penalty. Following the amendment, borrowings under the Credit Agreement bear floating interest at either the Base Rate or Term SOFR, plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.0% and 1.0% to 2.0% for Base Rate and Term SOFR borrowings, respectively, plus a credit spread of 0.10% for Term SOFR borrowings. As a result of the notice for the qualified acquisition, the maximum leverage ratio is 4.00 to 1.00 through February 28, 2023, 3.75 to 1.00 through May 31, 2023 and 3.50 to 1.00 thereafter.

As of August 31, 2022, the balance of outstanding letters of credit was $17.7 million and the amount available for revolving borrowings under our Credit Agreement was $324.3 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As a result of our exercise of the qualified acquisition notice under the Credit Agreement, as of August 31, 2022, these covenants effectively limited our ability to incur more than $265.2 million of additional debt from all sources, including the Credit Agreement.

The floating interest rates, on our borrowings under the Credit Agreement, are hedged with interest rate swaps to effectively fix interest rates on $125 million of the outstanding principal balance under the revolving loans as of both August 31, 2022 and February 28, 2022. In connection with amending our Credit Agreement, we updated our associated interest rate swap contracts to replace LIBOR with Term SOFR as the reference interest rate during the second quarter of fiscal 2023. In accordance with ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ( “ASU 2020-04”), we elected to apply the hedge accounting practical expedients related to changes to the critical terms of a hedging instrument, hedged item or forecasted transaction and changes in designated hedged interest rate risk. Application of these practical expedients allowed us to maintain hedge accounting for our interest rate swap contracts. See Notes 11, 12, and 13 for additional information regarding our interest rate swaps.

Other Debt Agreements

We have an unsecured loan agreement with the Mississippi Business Finance Corporation (the “MBFC”), which was entered into in connection with the issuance by MBFC of taxable industrial development revenue bonds. At February 28, 2022, the MBFC Loan bore floating interest based on either LIBOR plus a margin of up to 2.0%, or a Base Rate plus a margin of up to 1.0%, as determined by the interest rate elected and the Net Leverage Ratio defined in the loan agreement.

On August 26, 2022, we entered into an amendment to the loan agreement for the unsecured MBFC Loan to, among other things, replace LIBOR with Term SOFR (as defined in the loan agreement) as the reference interest rate. Following the effective date of the amendment, borrowings under the MBFC Loan bear interest at either the Base Rate or Term SOFR (both as defined in the loan agreement), plus a margin based on the Net Leverage Ratio (as defined in the loan agreement) of 0% to 1.0% and 1.0% to 2.0% for Base Rate and Term SOFR borrowings, respectively, plus a credit spread of 0.10% for Term SOFR borrowings.

In connection with amending the Credit Agreement and the MBFC Loan to replace LIBOR with Term SOFR (as defined in the respective agreements), we elected to apply the contract modification practical expedient in accordance with ASU 2020-04. Application of this practical expedient provided relief from the requirement to evaluate whether the modification resulted in an extinguishment and allowed us to account for the modification by prospectively adjusting the effective interest rate in the agreements.

Debt Covenants

As of August 31, 2022, we were in compliance with all covenants as defined under the terms of the Credit Agreement and our other debt agreements.

Note 11 - Fair Value

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

	Carrying Amount and Fair Value
(in thousands)	August 31, 2022	February 28, 2022
Assets:
Cash equivalents (money market accounts)	$455	$438
Interest rate swaps	1,809	—
Foreign currency derivatives	7,439	2,918
Total assets	$9,703	$3,356

Liabilities:
Interest rate swaps	$—	$2,781
Foreign currency derivatives	193	825
Total liabilities	$193	$3,606

The carrying amounts of cash, accounts payable, accrued expenses and other current liabilities and income taxes payable approximate fair value because of the short maturity of these items. The carrying amounts of receivables approximate fair value due to the effect of the related allowance for credit losses. The carrying amount of our floating rate long-term debt approximates its fair value.

We use derivatives to manage our exposure to changes in foreign currency exchange rates, which include foreign currency forward contracts and cross-currency debt swaps. In addition, we use interest rate swaps to manage our exposure to changes in interest rates. All of our derivative assets and liabilities are recorded at fair value. See Notes 12 and 13 for more information on our derivatives.

Note 12 - Financial Instruments and Risk Management

Foreign Currency Risk

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. Approximately 12% of our net sales revenue was denominated in foreign currencies during both the three and six month periods ended August 31, 2022, respectively, compared to 9% and 10%, respectively, for the same periods last year. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars and Norwegian Kroner. We make most of our inventory purchases from manufacturers in Asia and primarily use the U.S. Dollar for such purchases.

In our condensed consolidated statements of income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign currency exchange rate gains and losses are recognized in SG&A. During the three and six month periods ended August 31, 2022, we recorded foreign currency exchange rate net losses of $2.7 million and $2.5 million, respectively, in SG&A, compared to $0.9 million and $0.5 million, respectively, for the same periods last year.

We mitigate certain foreign currency exchange rate risk by using forward contracts and cross-currency debt swaps to protect against the foreign currency exchange rate risk inherent in our transactions denominated in foreign currencies. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. Certain of our forward contracts are designated as cash flow hedges (“foreign currency contracts”) and are recorded on the balance sheet at fair value with changes in fair value recorded in Other Comprehensive Income (Loss) (“OCI”) until the hedge transaction is settled, at which point amounts are reclassified from Accumulated Other Comprehensive Income (Loss) (“AOCI”) to our condensed consolidated statements of income. Foreign currency derivatives for which we have not elected hedge accounting consist of our forward contracts and cross-currency debt swaps, and any changes in the fair value of these derivatives are recorded in our condensed consolidated statements of income. These undesignated derivatives are used to hedge monetary net asset and liability positions. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

Interest Rate Risk

Interest on our outstanding debt as of August 31, 2022 is based on floating interest rates. If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on $125.0 million of the outstanding principal balance under the Credit Agreement, which totaled $1,158.0 million as of August 31, 2022. Our interest rate swaps are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in OCI until the hedge transaction is settled, at which point amounts are reclassified from AOCI to our condensed consolidated statements of income. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

The following tables summarize the fair values of our derivative instruments as of the end of the periods presented:

(in thousands)	August 31, 2022
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- current
Forward contracts - sell Euro	Cash flow	6/2023		€20,900	$2,489	$—	$—	$—
Forward contracts - sell Canadian Dollars	Cash flow	11/2023		$39,050	1,204	149	—	—
Forward contracts - sell Pounds	Cash flow	6/2023		£18,410	3,444	—	—	—
Forward contracts - sell Australian Dollars	Cash flow	12/2022	A$	800	18	—	—	—
Forward contracts - sell Norwegian Kroner	Cash flow	6/2023	kr	36,180	135	—	—	—
Interest rate swaps	Cash flow	1/2024		$125,000	1,275	534	—	—
Subtotal					8,565	683	—	—

Derivatives not designated under hedge accounting
Forward contracts - buy Euro	(1)	9/2022		€4,532	—	—	74	—
Forward contracts - buy Pounds	(1)	9/2022		£2,291	—	—	119	—
Subtotal					—	—	193	—
Total fair value					$8,565	$683	$193	$—

(in thousands)	February 28, 2022
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- current
Forward contracts - sell Euro	Cash flow	2/2023		€17,000	$1,224	$—	$—	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2023		$40,000	475	—	—	—
Forward contracts - sell Pounds	Cash flow	2/2023		£24,000	1,219	—	—	—
Forward contracts - sell Australian Dollars	Cash flow	12/2022	A$	5,700	—	—	113	—
Interest rate swaps	Cash flow	1/2024		$125,000	—	—	1,446	1,335
Subtotal					2,918	—	1,559	1,335

Derivatives not designated under hedge accounting
Cross-currency debt swaps - Euro	(2)	4/2022		€6,000	—	—	244	—
Cross-currency debt swaps - Pounds	(2)	4/2022		£4,500	—	—	468	—
Subtotal					—	—	712	—
Total fair value					$2,918	$—	$2,271	$1,335

(1)These forward contracts, for which we have not elected hedge accounting, hedge monetary net asset and liability positions for the notional amounts reported, creating an economic hedge against currency movements.

(2)These cross-currency debt swaps, for which we have not elected hedge accounting, adjust the currency denomination of a portion of our outstanding debt to the Euro and British Pound, as applicable, for the notional amounts reported, creating an economic hedge against currency movements.

The pre-tax effects of derivative instruments designated as cash flow hedges were as follows for the periods presented:

	Three Months Ended August 31,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2022	2021	Location	2022	2021
Foreign currency contracts - cash flow hedges	$6,226	$5,456	Sales revenue, net	$2,715	$(861)
Interest rate swaps - cash flow hedges	1,423	66	Interest expense	(281)	(1,350)
Total	$7,649	$5,522		$2,434	$(2,211)

	Six Months Ended August 31,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2022	2021	Location	2022	2021
Foreign currency contracts - cash flow hedges	$8,545	$2,265	Sales revenue, net	$3,911	$(2,087)
Interest rate swaps - cash flow hedges	3,629	(224)	Interest expense	(961)	(2,634)
Total	$12,174	$2,041		$2,950	$(4,721)

The pre-tax effects of derivative instruments not designated under hedge accounting were as follows for the periods presented:

	Gain (Loss) Recognized in Income
		Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	Location	2022	2021	2022	2021
Forward contracts	SG&A	$(250)	$—	$(250)	$—
Cross-currency debt swaps - principal	SG&A	—	469	875	340
Cross-currency debt swaps - interest	Interest expense	—	—	—	(2)
Total		$(250)	$469	$625	$338

We expect a net gain of $8.6 million associated with foreign currency contracts and interest rate swaps currently recorded in AOCI to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle. See Notes 11 and 13 to these condensed consolidated financial statements for more information.

Counterparty Credit Risk

Financial instruments, including foreign currency contracts, forward contracts, cross-currency debt swaps and interest rate swaps, expose us to counterparty credit risk for non-performance. We manage our exposure to counterparty credit risk by only dealing with counterparties who are substantial international financial institutions with significant experience using such derivative instruments. We believe that the risk of incurring credit losses is remote.

Note 13 - Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component and related tax effects for the periods presented were as follows:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 28, 2021	$(7,576)	$(4,080)	$(11,656)
Other comprehensive (loss) income before reclassification	(224)	2,265	2,041
Amounts reclassified out of AOCI	2,634	2,087	4,721
Tax effects	(574)	(743)	(1,317)
Other comprehensive income	1,836	3,609	5,445
Balance at August 31, 2021	$(5,740)	$(471)	$(6,211)

Balance at February 28, 2022	$(2,126)	$2,328	$202
Other comprehensive income before reclassification	3,629	8,545	12,174
Amounts reclassified out of AOCI	961	(3,911)	(2,950)
Tax effects	(1,083)	(1,143)	(2,226)
Other comprehensive income	3,507	3,491	6,998
Balance at August 31, 2022	$1,381	$5,819	$7,200
See Notes 10, 11 and 12 to these condensed consolidated financial statements for additional information regarding our cash flow hedges.

Note 14 - Segment Information
The following tables summarize segment information for the periods presented:

	Three Months Ended August 31, 2022
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Sales revenue, net	$240,559	$180,506	$100,335	$521,400
Restructuring charges	472	3,554	750	4,776
Operating income (loss)	42,082	(2,610)	7,474	46,946
Capital and intangible asset expenditures	32,420	2,810	1,203	36,433
Depreciation and amortization	4,493	3,021	3,605	11,119

	Three Months Ended August 31, 2021
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Sales revenue, net	$215,218	$141,479	$118,531	$475,228
Restructuring charges	369	—	—	369
Operating income	41,921	4,794	20,576	67,291
Capital and intangible asset expenditures	17,050	2,232	666	19,948
Depreciation and amortization	2,815	2,624	3,289	8,728

	Six Months Ended August 31, 2022
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Sales revenue, net	$474,822	$349,447	$205,209	$1,029,478
Restructuring charges	472	3,554	752	4,778
Operating income (loss)	71,875	(8,752)	17,762	80,885
Capital and intangible asset expenditures	105,151	4,439	3,045	112,635
Depreciation and amortization	8,988	5,833	6,796	21,617

	Six Months Ended August 31, 2021
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Sales revenue, net	$408,862	$345,575	$262,014	$1,016,451
Restructuring charges	369	—	6	375
Operating income	69,064	16,043	47,019	132,126
Capital and intangible asset expenditures	20,037	2,980	937	23,954
Depreciation and amortization	5,363	5,350	6,728	17,441

The following table presents net sales revenue by geographic region, in U.S. Dollars:

	Three Months Ended August 31,				Six Months Ended August 31,
(in thousands)	2022		2021		2022		2021
U.S. sales revenue, net	$387,340	74.3%	$369,590	77.8%	$759,517	73.8%	$774,436	76.2%
International sales revenue, net	134,060	25.7%	105,638	22.2%	269,961	26.2%	242,015	23.8%
Total sales revenue, net	$521,400	100.0%	$475,228	100.0%	$1,029,478	100.0%	$1,016,451	100.0%

Note 15 - Income Taxes

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

On August 16, 2022, the Inflation Reduction Act (the “Act”) was enacted and signed into law in the United States. The Act is a budget reconciliation package that includes significant law changes relating to tax, climate change, energy, and health care. The tax provisions include, among other items, a corporate alternative minimum tax of 15%, an excise tax of 1% on corporate stock buy-backs, energy-related tax credits, and additional IRS funding. We do not expect the tax provisions of the Act to have a material impact to our consolidated financial statements.

For the three months ended August 31, 2022, income tax expense as a percentage of income before income tax was 19.1% compared to 19.8% for the same period last year. The year-over-year decrease in the effective tax rate is primarily due to the mix of taxable income in our various tax jurisdictions. For the six months ended August 31, 2022, income tax expense as a percentage of income before income tax was 18.2% compared to 14.0% for the same period last year. The year-over-year increase in the effective tax rate is primarily due to lower forecasted annual income before income taxes, shifts in the mix of income in our various tax jurisdictions, and an increase in tax expense for discrete items.

Note 16 - Earnings Per Share

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

The following table presents our weighted average basic and diluted shares outstanding for the periods shown:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2022	2021	2022	2021
Weighted average shares outstanding, basic	23,969	24,101	23,917	24,225
Incremental shares from share-based compensation arrangements	87	246	172	267
Weighted average shares outstanding, diluted	24,056	24,347	24,089	24,492

Anti-dilutive securities	54	29	42	15

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

This MD&A, including the tables under the headings “Operating Income (Loss), Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment” and “Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP),” reports operating income (loss), operating margin, net income and diluted earnings per share (“EPS”) without the impact of acquisition-related expenses, EPA compliance costs, restructuring charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based measures presented in our condensed consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges and benefits on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors. We further believe that including the excluded charges and benefits would not accurately reflect the underlying performance of our operations for the period in which the charges and benefits are incurred, even though such charges and benefits may be incurred and reflected in our GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information. These non-GAAP measures are discussed further and reconciled to their applicable GAAP-based measures contained in this MD&A beginning on page 43.

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

During the second quarter of fiscal 2023, we focused on developing a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and reduce costs (referred to as “Project Pegasus”). Project Pegasus includes initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending, and improve our cash flow and working capital, as well as other activities. We anticipate these initiatives will create operating efficiencies, as well as provide a platform to fund future growth investments.

We have the following expectations regarding Project Pegasus:
•Targeted annualized pre-tax operating profit improvements of approximately $75 million to $85 million, which we expect to begin in fiscal 2024 and be substantially achieved by the end of fiscal 2026.
•Estimated cadence of the recognition of the savings will be approximately 25% in fiscal 2024, approximately 50% in fiscal 2025 and approximately 25% in fiscal 2026.
•Total profit improvements to be realized approximately 60% through reduced cost of goods sold and 40% through lower selling, general and administrative expense (“SG&A”).
•Total one-time pre-tax restructuring charges of approximately $85 million to $95 million over the duration of the plan, which is expected to be completed during fiscal 2025 and will primarily be comprised of severance and employee related costs, professional fees, contract termination costs, and other exit and disposal costs.
•All of our operating segments and shared services will be impacted by the plan.

In addition, we have implemented plans to reduce inventory levels, increase inventory turns, and improve cash flow and working capital. We expect improvements related to these initiatives to begin in the second half of fiscal 2023 and to continue into fiscal 2024. Expectations regarding our Project Pegasus initiatives and our ability to realize targeted savings, including expectations concerning costs and savings, are based on management’s estimates available at the time and are subject to a number of assumptions that could materially impact our estimates.

During both the three and six month periods ended August 31, 2022, we incurred $4.8 million of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the condensed consolidated statements of income. See Note 8 to the accompanying condensed consolidated financial statements for additional information.

Consistent with our strategy of focusing resources on our Leadership Brands, during the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Beauty segment's mass channel personal care business, which included liquid, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium (“Personal Care”). On June 7, 2021, we completed the sale of our North America Personal Care business to HRB Brands LLC, for $44.7 million in cash and recognized a gain on the sale in SG&A totaling $0.5 million. On March 25, 2022, we completed the sale of the Latin America and Caribbean Personal Care business to HRB Brands LLC, for $1.8 million in cash and recognized a gain on the sale in SG&A totaling $1.3 million. The net assets sold included intangible assets, inventory, certain net trade receivables, fixed assets and certain accrued sales discounts and allowances relating to our Personal Care business. As a result of these dispositions, we no longer have any assets or liabilities classified as held for sale.

On April 22, 2022, we completed the acquisition of Recipe Products Ltd., a producer of innovative prestige hair care products for all types of curly and wavy hair under the Curlsmith brand (“Curlsmith”). The Curlsmith brand and products were added to the Beauty segment. The total purchase consideration was $149.7 million in cash, net of a preliminary closing net working capital adjustment and cash acquired. We incurred pre-tax acquisition expenses of $2.7 million during the six months ended August 31, 2022, which were recognized in SG&A within our condensed consolidated statement of income.

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

On March 30, 2022, a third-party facility that we utilize for inventory storage incurred severe damage from a weather-related incident. The inventory that was stored at this facility primarily related to our Health & Wellness and Beauty segments. While the inventory is insured, some seasonal inventory and inventory designated for specific customer promotions was not accessible and subsequently determined to be damaged, and as a result, unfavorably impacted our net sales revenue during the first quarter of fiscal 2023. As a result of the damages to the inventory stored at the facility, during the first quarter of fiscal 2023, we recorded a charge to write-off the damaged inventory totaling $34.4 million, of which $29.9 million and $4.5 million related to our Health & Wellness and Beauty segments, respectively. These charges were fully offset by probable insurance recoveries of $34.4 million also recorded during the first quarter of fiscal 2023, which represent anticipated insurance proceeds, not to exceed the amount of the associated losses, for which receipt was deemed probable. The charges for the damaged inventory and the expected insurance recoveries are included in cost of goods sold in our condensed consolidated statement of income for the six months ended August 31, 2022. Any potential future proceeds from our property insurance, above the amount of associated losses, and our business interruption insurance will be recognized when received.

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1.25 billion and matures on March 13, 2025. On June 28, 2022, we entered into an amendment to the Credit Agreement to, among other things, replace LIBOR with Term SOFR (as defined in the Credit Agreement) as the reference interest rate. Accordingly, we updated our interest rate swap contracts associated with the Credit Agreement borrowings to replace LIBOR with Term SOFR as the reference interest rate. In connection with the amendment, we also (i) exercised the accordion under the Credit Agreement and borrowed $250 million as term loans, and (ii) provided a notice relating to a qualified acquisition, which triggered temporary adjustments to the maximum leverage ratio as further described below. In addition, we have an unsecured loan agreement with the Mississippi Business Finance Corporation (the “MBFC”), which was entered into in connection with the issuance by MBFC of taxable industrial development revenue bonds (the “MBFC Loan”). On August 26, 2022, we entered into an amendment to the loan agreement for the unsecured MBFC Loan to, among other things, replace LIBOR with Term SOFR (as defined in the loan agreement) as the reference interest rate. For additional information, see Note 10 to the accompanying condensed consolidated financial statements and below under “Credit Agreement and Other Debt Agreements.”

Significant Trends Impacting the Business

Impact of Macroeconomic Trends
Beginning in March 2020, interest rates had remained at historically low levels, primarily due to impacts to the U.S economy caused by COVID-19. More recently, higher consumer demand, lower interest rates, global supply chain disruption, and other factors have contributed to rapidly accelerating economic inflation. To offset the impacts of inflation, since March 2022, the Federal Open Market Committee has been raising interest rates, and has stated it intends to continue to raise rates throughout the remainder of 2022 and possibly into 2023. During the first and second quarters of fiscal 2023, we incurred higher average interest rates compared to the same period last year, and we expect this trend to continue throughout fiscal year 2023. While the actual timing and extent of the future increases in interest rates remains unknown, higher long-term interest rates are expected to significantly increase interest expense on our outstanding debt. The financial markets, the global economy and global supply chain may also be adversely affected by the current or anticipated impact of military conflict, including the current conflict between Russia and Ukraine, or other geopolitical events. High inflation and interest rates have also negatively impacted consumer disposable income, credit availability and spending, among others, which have adversely impacted our business, financial condition, cash flows and results of operations and may continue to have an adverse impact throughout fiscal year 2023 . See further discussion below under “Consumer Spending and Changes in Shopping Preferences.” We expect continued uncertainty in our business and the global economy due to pressure from inflation, supply chain disruptions, volatility in employment trends and consumer confidence, ongoing uncertainties related to any new surges and responses to COVID-19, any of which may adversely impact our results.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 74% and 78% of our consolidated net sales revenue was from U.S. shipments during the three month periods ended August 31, 2022 and 2021, respectively. For the six month periods ended August 31, 2022 and 2021, U.S. shipments were approximately 74% and 76% of our consolidated net sales revenue.

Among other things, high levels of inflation and interest rates may negatively impact consumer disposable income, credit availability and spending. Consumer purchases of discretionary items, including the products that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Additionally, the ongoing COVID-19 pandemic increases this uncertainty and may further impact the global supply chain, capital and financial markets and consumer confidence and spending. Dynamic changes in consumer spending and shopping patterns are also having an impact on retailer inventory levels. Our ability to sell to retailers is predicated on their ability to sell to the end consumer. During the second quarter of fiscal year 2023, we experienced an adverse impact on orders from customers as they aimed to rebalance their inventory levels due to lower consumer demand and shifts in consumer spending patterns. If orders from our retail customers continue to be adversely impacted, our sales, results of operations and cash flows may continue to be adversely impacted. We expect continued uncertainty in our business and the global economy due to inflation, changes in consumer spending patterns, and global supply chain disruptions. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

Our concentration of sales reflects the evolution of consumer shopping preferences to online or multichannel shopping experiences. Our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 22% of our total consolidated net sales revenue for both the three and six month periods ended August 31, 2022 and grew approximately 8% for the three month period ended August 31, 2022 and declined approximately 0.3% for the six month period ended August 31, 2022 as compared to the same periods in the prior year.

For both the three and six month periods ended August 31, 2021, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 22% of our total consolidated net sales revenue, and declined approximately 18% and 7%, respectively, compared to the same periods in the prior year.

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

Continuing Impact of COVID-19
COVID-19 has continued to spread throughout the U.S. and the world with new variants and surges. The COVID-19 pandemic continues to disrupt certain parts of our supply chain, which in certain cases has limited our ability to fulfill demand and may limit our ability to fulfill demand in the future. Surges in demand and shifts in shopping patterns related to COVID-19, as well as other factors, have strained the global freight network, which has resulted in higher costs, less capacity, and longer lead times. During the first and second quarters of fiscal 2023, we were adversely impacted by COVID-19 related global supply chain disruptions and cost increases. The extent of COVID-19’s impact on the demand for certain of our product lines in the future will depend on continuing future developments, including any new variants and surges in the spread of COVID-19, our continued ability to source and distribute our products, the impact of COVID-19 on capital and financial markets, and the related impact on consumer confidence and spending, all of which are uncertain and difficult to predict considering the continuously evolving landscape. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

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

During fiscal 2022, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Health & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. Our fiscal 2022 consolidated, and Health & Wellness segment’s, net sales revenue, gross profit and operating income was materially and adversely impacted by the stop shipment actions and the time needed to execute repackaging plans. While we have resumed normalized levels of shipping of the affected inventory, we are still in process of repackaging our existing inventory of impacted products. Additionally, as a result of continuing dialogue with the EPA, we are executing further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products. If we are not able to execute our repackaging plans on schedule to meet demand, our net sales revenue, gross profit and operating income could continue to be materially and adversely impacted. In addition, our net sales revenue could be materially and adversely impacted by customer returns, an increase in sales discounts and allowances and by the potential impact of distribution losses at certain retailers.

We recorded charges to cost of goods sold to write-off obsolete packaging for the affected products in our inventory on-hand and in-transit. We have also incurred additional compliance costs comprised of obsolete packaging, storage and other charges from vendors, which were recognized in cost of goods sold and incremental warehouse storage costs and legal fees, which were recognized in SG&A. We refer to these charges as “EPA compliance costs.” A summary of EPA compliance costs incurred during the periods presented follows:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2022	2021	2022		2021
Cost of goods sold	$7,103	$357	$16,558	[1]	$13,469	[2]
SG&A	1,251	2,603	3,440		2,603
Total EPA compliance costs	$8,354	$2,960	$19,998		$16,072
(1)Includes a $4.4 million charge to write-off the obsolete packaging for the affected additional humidifier products and affected additional air filtration products in our inventory on-hand and in-transit as of the end of the first quarter of fiscal 2023.
(2)Includes a $13.1 million charge to cost of goods sold to write-off the obsolete packaging for the affected air filtration, water filtration and humidifier products in our inventory on-hand and in-transit as of the end of the first quarter of fiscal 2022.

In addition, we have incurred and capitalized into inventory costs to repackage a portion of our existing inventory of the affected products since the second quarter of fiscal 2022 and expect to continue to incur and capitalize such costs as we continue to repackage inventory. We also expect to incur additional compliance costs, which may include incremental warehouse storage costs, charges from vendors, and legal fees, among other things. Such potential incremental EPA compliance costs will be expensed as incurred and could materially and adversely impact our consolidated and Heath & Wellness segment's gross profit and operating income. Additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. Accordingly, our business, results of operations and financial condition could be adversely and materially impacted in ways that we are not able to predict today.

Although, we are not aware of any fines or penalties related to this matter imposed against us by the EPA, there can be no assurances that such fines or penalties will not be imposed.

See Note 9 to our condensed consolidated financial statements for additional information.

Foreign Currency Exchange Rate Fluctuations
Due to the nature of our operations, we have exposure to the impact of fluctuations in exchange rates from transactions that are denominated in a currency other than our functional currency (the U.S. Dollar). Such transactions include sales, certain inventory purchases and operating expenses. The most significant currencies affecting our operating results are the British Pound, Euro, Canadian Dollar, Mexican Peso and Norwegian Kroner.

For the three months ended August 31, 2022, changes in foreign currency exchange rates had an unfavorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $4.2 million, or 0.9%, compared to a favorable year-over-year impact of $2.1 million, or 0.4% for the same period last year. For the six months ended August 31, 2022, changes in foreign currency exchange rates had a unfavorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $7.7 million, or 0.8%, compared to a favorable year-over-year impact of $7.6 million, or 0.8% for the same period last year.

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

	Three Months Ended August 31,				% of Sales Revenue, net
(in thousands)	2022 (1)(2)	2021	$ Change	% Change	2022	2021
Sales revenue by segment, net
Home & Outdoor	$240,559	$215,218	$25,341	11.8%	46.1%	45.3%
Health & Wellness	180,506	141,479	39,027	27.6%	34.6%	29.8%
Beauty	100,335	118,531	(18,196)	(15.4)%	19.3%	24.9%
Total sales revenue, net	521,400	475,228	46,172	9.7%	100.0%	100.0%
Cost of goods sold	299,954	264,640	35,314	13.3%	57.5%	55.7%
Gross profit	221,446	210,588	10,858	5.2%	42.5%	44.3%
SG&A	169,724	142,928	26,796	18.7%	32.6%	30.1%
Restructuring charges	4,776	369	4,407	*	0.9%	0.1%
Operating income	46,946	67,291	(20,345)	(30.2)%	9.0%	14.2%
Non-operating income, net	113	31	82	*	—%	—%
Interest expense	9,166	3,307	5,859	*	1.8%	0.7%
Income before income tax	37,893	64,015	(26,122)	(40.8)%	7.3%	13.5%
Income tax expense	7,221	12,700	(5,479)	(43.1)%	1.4%	2.7%
Net income	$30,672	$51,315	$(20,643)	(40.2)%	5.9%	10.8%

	Six Months Ended August 31,				% of Sales Revenue, net
(in thousands)	2022 (1)(2)	2021	$ Change	% Change	2022	2021
Sales revenue by segment, net
Home & Outdoor	$474,822	$408,862	$65,960	16.1%	46.1%	40.2%
Health & Wellness	349,447	345,575	3,872	1.1%	34.0%	34.0%
Beauty	205,209	262,014	(56,805)	(21.7)%	19.9%	25.8%
Total sales revenue, net	1,029,478	1,016,451	13,027	1.3%	100.0%	100.0%
Cost of goods sold	596,861	585,271	11,590	2.0%	58.0%	57.6%
Gross profit	432,617	431,180	1,437	0.3%	42.0%	42.4%
SG&A	346,954	298,679	48,275	16.2%	33.7%	29.4%
Restructuring charges	4,778	375	4,403	*	0.5%	—%
Operating income	80,885	132,126	(51,241)	(38.8)%	7.9%	13.0%
Non-operating income, net	180	133	47	35.3%	—%	—%
Interest expense	13,539	6,302	7,237	*	1.3%	0.6%
Income before income tax	67,526	125,957	(58,431)	(46.4)%	6.6%	12.4%
Income tax expense	12,259	17,670	(5,411)	(30.6)%	1.2%	1.7%
Net income	$55,267	$108,287	$(53,020)	(49.0)%	5.4%	10.7%

(1)The three and six month periods ended August 31, 2022 include approximately thirteen and nineteen weeks of operating results from Curlsmith, respectively, which was acquired on April 22, 2022. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

(2)The three and six month periods ended August 31, 2022 include operating results from Osprey, which was acquired on December 29, 2021. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

* Calculation is not meaningful.

Second Quarter Fiscal 2023 Financial Results

•Consolidated net sales revenue increased 9.7%, or $46.2 million, to $521.4 million for the three months ended August 31, 2022, compared to $475.2 million for the same period last year.

•Consolidated operating income decreased 30.2%, or $20.3 million, to $46.9 million for the three months ended August 31, 2022, compared to $67.3 million for the same period last year. Consolidated operating margin decreased 5.2 percentage points to 9.0% of consolidated net sales revenue for the three months ended August 31, 2022, compared to 14.2% for the same period last year.

•Consolidated adjusted operating income decreased 11.2%, or $9.1 million, to $72.3 million for the three months ended August 31, 2022, compared to $81.4 million for the same period last year. Consolidated adjusted operating margin decreased 3.2 percentage points to 13.9% of consolidated net sales revenue for the three months ended August 31, 2022, compared to 17.1% for the same period last year.

•Net income decreased 40.2%, or $20.6 million, to $30.7 million for the three months ended August 31, 2022, compared to $51.3 million for the same period last year. Diluted EPS decreased 39.3% to $1.28 for the three months ended August 31, 2022, compared to $2.11 for the same period last year.

•Adjusted income decreased 15.2%, or $9.8 million, to $54.7 million for the three months ended August 31, 2022, compared to $64.5 million for the same period last year. Adjusted diluted EPS decreased 14.3% to $2.27 for the three months ended August 31, 2022, compared to $2.65 for the same period last year.

Year-To-Date Fiscal 2023 Financial Results

•Consolidated net sales revenue increased 1.3%, or $13.0 million, to $1,029.5 million for the six months ended August 31, 2022, compared to $1,016.5 million for the same period last year.

•Consolidated operating income decreased 38.8%, or $51.2 million, to $80.9 million for the six months ended August 31, 2022, compared to $132.1 million for the same period last year. Consolidated operating margin decreased 5.1 percentage points to 7.9% of consolidated net sales revenue for the six months ended August 31, 2022, compared to 13.0% for the same period last year.

•Consolidated adjusted operating income decreased 19.7%, or $34.8 million, to $141.6 million for the six months ended August 31, 2022, compared to $176.3 million for the same period last year. Consolidated adjusted operating margin decreased 3.5 percentage points to 13.8% of consolidated net sales revenue for the six months ended August 31, 2022, compared to 17.3% for the same period last year.

•Net income decreased 49.0%, or $53.0 million, to $55.3 million for the six months ended August 31, 2022, compared to $108.3 million for the same period last year. Diluted EPS decreased 48.2% to $2.29 for the six months ended August 31, 2022, compared to $4.42 for the same period last year.

•Adjusted income decreased 24.9%, or $37.4 million, to $112.9 million for the six months ended August 31, 2022, compared to $150.3 million for the same period last year. Adjusted diluted EPS decreased 23.6% to $4.69 for the six months ended August 31, 2022, compared to $6.14 for the same period last year.

Consolidated and Segment Net Sales Revenue

The following tables summarize the impact that Organic business, foreign currency and acquisitions had on our net sales revenue by segment:

	Three Months Ended August 31,
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Fiscal 2022 sales revenue, net	$215,218	$141,479	$118,531	$475,228
Organic business	(19,320)	39,486	(27,393)	(7,227)
Impact of foreign currency	(2,735)	(459)	(1,010)	(4,204)
Acquisition (1)	47,396	—	10,207	57,603
Change in sales revenue, net	25,341	39,027	(18,196)	46,172
Fiscal 2023 sales revenue, net	$240,559	$180,506	$100,335	$521,400

Total net sales revenue growth (decline)	11.8%	27.6%	(15.4)%	9.7%
Organic business	(9.0)%	27.9%	(23.1)%	(1.5)%
Impact of foreign currency	(1.3)%	(0.3)%	(0.9)%	(0.9)%
Acquisition	22.0%	—%	8.6%	12.1%

	Six Months Ended August 31,
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Fiscal 2022 sales revenue, net	$408,862	$345,575	$262,014	$1,016,451
Organic business	(27,924)	5,107	(68,517)	(91,334)
Impact of foreign currency	(4,759)	(1,235)	(1,741)	(7,735)
Acquisition (1)	98,643	—	13,453	112,096
Change in sales revenue, net	65,960	3,872	(56,805)	13,027
Fiscal 2023 sales revenue, net	$474,822	$349,447	$205,209	$1,029,478

Total net sales revenue growth (decline)	16.1%	1.1%	(21.7)%	1.3%
Organic business	(6.8)%	1.5%	(26.2)%	(9.0)%
Impact of foreign currency	(1.2)%	(0.4)%	(0.7)%	(0.8)%
Acquisition	24.1%	—%	5.1%	11.0%

(1)Beauty segment's sales from acquisition for the three and six month periods ended August 31, 2022 includes approximately thirteen and nineteen weeks of operating results from Curlsmith, respectively, which was acquired on April 22, 2022. Home & Outdoor segment's sales from acquisition for the three and six month periods ended August 31, 2022 includes operating results from Osprey, which was acquired on December 29, 2021. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

In the above tables, Organic business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand was acquired, excluding the impact that foreign currency remeasurement had on reported net sales revenue. Net sales revenue from internally developed brands or product lines is considered Organic business activity.
We define Core business as strategic business that we expect to be an ongoing part of our operations, and Non-Core business as business or net assets (including net assets held for sale) that we expect to divest within a year of its designation as Non-Core. During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Personal Care business. On June 7, 2021, we completed the sale of our North America Personal Care business and on March 25, 2022, we completed the sale of the Latin America and Caribbean Personal Care business. Accordingly, sales from our Personal Care business were included in Non-Core business for all historical periods presented. As a result of these dispositions, we no longer have any results of operations from Non-Core business or any assets or liabilities classified as held for sale.

The following tables summarize the impact that Core business and Non-Core (Personal Care) business had on our net sales revenue by segment:

	Three Months Ended August 31,
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Fiscal 2022 sales revenue, net	$215,218	$141,479	$118,531	$475,228
Core business	25,341	39,027	(12,453)	51,915
Non-Core business (Personal Care)	—	—	(5,743)	(5,743)
Change in sales revenue, net	25,341	39,027	(18,196)	46,172
Fiscal 2023 sales revenue, net	$240,559	$180,506	$100,335	$521,400

Total net sales revenue growth (decline)	11.8%	27.6%	(15.4)%	9.7%
Core business	11.8%	27.6%	(10.5)%	10.9%
Non-Core business (Personal Care)	—%	—%	(4.8)%	(1.2)%

	Six Months Ended August 31,
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Fiscal 2022 sales revenue, net	$408,862	$345,575	$262,014	$1,016,451
Core business	65,960	3,872	(30,943)	38,889
Non-Core business (Personal Care)	—	—	(25,862)	(25,862)
Change in sales revenue, net	65,960	3,872	(56,805)	13,027
Fiscal 2023 sales revenue, net	$474,822	$349,447	$205,209	$1,029,478

Total net sales revenue growth (decline)	16.1%	1.1%	(21.7)%	1.3%
Core business	16.1%	1.1%	(11.8)%	3.8%
Non-Core business (Personal Care)	—%	—%	(9.9)%	(2.5)%

Leadership Brand and Other Net Sales Revenue

The following tables summarize our Leadership Brand and other net sales revenue:

	Three Months Ended August 31,
(in thousands)	2022	2021	$ Change	% Change
Leadership Brand sales revenue, net (1)	$452,191	$393,820	$58,371	14.8%
All other sales revenue, net	69,209	81,408	(12,199)	(15.0)%
Total sales revenue, net	$521,400	$475,228	$46,172	9.7%

	Six Months Ended August 31,
(in thousands)	2022	2021	$ Change	% Change
Leadership Brand sales revenue, net (1)	$887,349	$822,876	$64,473	7.8%
All other sales revenue, net	142,129	193,575	(51,446)	(26.6)%
Total sales revenue, net	$1,029,478	$1,016,451	$13,027	1.3%

(1)The three and six months ended August 31, 2022 include operating results from Osprey, which was acquired on December 29, 2021. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

Consolidated Net Sales Revenue

Comparison of Second Quarter Fiscal 2023 to Second Quarter Fiscal 2022
Consolidated net sales revenue increased $46.2 million, or 9.7%, to $521.4 million, compared to $475.2 million primarily due to the contribution from the acquisitions of Osprey of $47.4 million and Curlsmith of $10.2 million, or 12.1% to consolidated net sales revenue growth. This growth was partially offset by a decrease from Organic business of $7.2 million, or 1.5%, primarily due to:
•lower sales in our Beauty segment hair appliances category and home-related categories in our Home & Outdoor segment due to lower consumer demand, shifts in consumer spending patterns and reduced orders from retail customers due to higher trade inventory levels; and
•a net sales revenue decline of $5.7 million in Non-Core business due to the sale of our Personal Care business.

These factors were partially offset by:
•an increase in sales in our Health & Wellness segment as a result of the EPA packaging compliance matter and related stop shipment actions in the comparative prior year period;
•growth in international sales;
•higher prestige market personal care category sales in our Beauty segment; and
•the impact of customer price increases related to rising freight and product costs.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $4.2 million, or 0.9%.

Net sales revenue from our Leadership Brands was $452.2 million, compared to $393.8 million for the same period last year, representing an increase of 14.8%.

Comparison of First Six Months of Fiscal 2023 to First Six Months of Fiscal 2022
Consolidated net sales revenue increased $13.0 million, or 1.3%, to $1,029.5 million, compared to $1,016.5 million primarily due to the contribution from the acquisitions of Osprey of $98.6 million and Curlsmith of $13.5 million, or 11.0% to consolidated net sales revenue growth. This growth was partially offset by a decrease from Organic business of $91.3 million, or 9.0%, primarily reflecting:
•a net sales revenue decline of $25.9 million in Non-Core business due to the sale of our Personal Care business;
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
•lower sales in our Beauty segment hair appliances category and home-related categories in our Home & Outdoor segment due to lower consumer demand, shifts in consumer spending patterns and reduced orders from retail customers due to higher trade inventory levels; and
•a decrease in sales in our Health & Wellness segment thermometry and air filtration categories as a result of stronger COVID-19 driven demand for healthcare and healthy living products, in the comparative prior year period.

These factors were partially offset by:
•an increase in sales in our Health & Wellness segment air filtration, humidification and water filtration categories as a result of the EPA packaging compliance matter and related stop shipment actions in the comparative prior year period and higher seasonal category sales;
•growth in international sales;
•higher prestige market personal care category sales in our Beauty segment; and
•the impact of customer price increases related to rising freight and product costs.

Net sales revenue was also unfavorably impacted by net foreign currency fluctuations of approximately $7.7 million, or 0.8%.
Net sales revenue from our Leadership Brands was $887.3 million, compared to $822.9 million for the same period last year, representing a increase of 7.8%.

Segment Net Sales Revenue

Home & Outdoor

Comparison of Second Quarter Fiscal 2023 to Second Quarter Fiscal 2022
Net sales revenue increased $25.3 million, or 11.8%, to $240.6 million, compared to $215.2 million, primarily due to the contribution from the acquisition of Osprey of $47.4 million, or 22.0%, to segment net sales revenue growth. This growth was partially offset by a decrease from Organic business of $19.3 million, or 9.0%, primarily due to:
•declines in sales in home-related categories primarily due to lower consumer demand driven by shifts in consumer spending patterns and reduced orders from retail customers due to higher trade inventory levels; and
•lower sales in the club channel.

These factors were partially offset by:
•growth in international sales;
•higher sales in the closeout channel; and
•the impact of customer price increases related to rising freight and product costs.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $2.7 million, or 1.3%.

Comparison of First Six Months of Fiscal 2023 to First Six Months of Fiscal 2022
Net sales revenue increased $66.0 million, or 16.1%, to $474.8 million, compared to $408.9 million, primarily due to the contribution from the acquisition of Osprey of $98.6 million, or 24.1%, to segment net sales revenue growth. This growth was partially offset by a decrease from Organic business of $27.9 million, or 6.8%, primarily due to:
•declines in home-related category sales primarily due to lower consumer demand driven by shifts in consumer spending patterns and reduced orders from retail customers due to higher trade inventory levels;
•the unfavorable comparative impacts of retailers that accelerated orders into the fourth quarter of fiscal 2022 and orders that were not able to be shipped at the end of the fourth quarter of fiscal 2021 due to the impact of Winter Storm Uri that were shipped in the first quarter of fiscal 2022; and
•lower sales in the club channel.

These factors were partially offset by higher sales in the closeout channel and the impact of customer price increases related to rising freight and product costs.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $4.8 million, or 1.2%.

Health & Wellness

Comparison of Second Quarter Fiscal 2023 to Second Quarter Fiscal 2022
Net sales revenue increased $39.0 million, or 27.6%, to $180.5 million, compared to $141.5 million. The increase was driven by a increase from Organic business of $39.5 million, or 27.9%, primarily due to:
•an increase in sales of water filtration, air filtration and humidification products as a result of the EPA packaging compliance matter and related stop shipment actions in the comparative prior year period;
•growth in international sales;
•an increase in seasonal category sales; and
•the impact of customer price increases related to rising freight and product costs.

These factors were partially offset by a decrease in thermometry and air filtration sales as a result of stronger COVID-19 driven demand for healthcare and healthy living products, in the comparative prior year period.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $0.5 million, or 0.3%.

Comparison of First Six Months of Fiscal 2023 to First Six Months of Fiscal 2022
Net sales revenue increased $3.9 million, or 1.1%, to $349.4 million, compared to $345.6 million. The increase was driven by a increase from Organic business of $5.1 million, or 1.5%, primarily due to:
•an increase in sales of air filtration, humidification and water filtration products as a result of the EPA packaging compliance matter and related stop shipment actions in the comparative prior year period;
•an increase in seasonal category sales; and
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

Net sales revenue was also unfavorably impacted by net foreign currency fluctuations of approximately $1.2 million, or 0.4%.

Beauty

Comparison of Second Quarter Fiscal 2023 to Second Quarter Fiscal 2022
Net sales revenue decreased $18.2 million, or 15.4%, to $100.3 million, compared to $118.5 million. The decline was driven by a decrease from Organic business of $27.4 million, or 23.1%, primarily due to:
•reduced hair appliances category sales driven by lower consumer demand, shifts in consumer spending patterns and reduced orders from retail customers due to higher trade inventory levels; and
•a decline in Non-Core business net sales revenue due to the sale of our Personal Care business.

These factors were partially offset by higher prestige market personal care category sales and the impact of customer price increases related to rising freight and product costs.

The Curlsmith acquisition contributed $10.2 million, or 8.6%, to segment net sales revenue growth.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $1.0 million, or 0.9%.

Comparison of First Six Months of Fiscal 2023 to First Six Months of Fiscal 2022
Net sales revenue decreased $56.8 million, or 21.7%, to $205.2 million, compared to $262.0 million. The decline was driven by a decrease from Organic business of $68.5 million, or 26.2%, primarily reflecting:
•a decline in Non-Core business net sales revenue due to the sale of our Personal Care business;
•the unfavorable comparative impacts of retailers that accelerated orders into the fourth quarter of fiscal 2022 and orders that were not able to be shipped at the end of the fourth quarter of fiscal 2021 due to the impact of Winter Storm Uri that were shipped in the first quarter of fiscal 2022; and
•reduced hair appliances category sales due to lower consumer demand, shifts in consumer spending patterns and reduced orders from retail customers due to higher trade inventory levels.

These factors were partially offset by higher prestige market personal care category sales and the impact of customer price increases related to rising freight and product costs.

The Curlsmith acquisition contributed $13.5 million, or 5.1%, to segment net sales revenue growth.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $1.7 million, or 0.7%.

Consolidated Gross Profit Margin

Comparison of Second Quarter Fiscal 2023 to Second Quarter Fiscal 2022
Consolidated gross profit margin decreased 1.8 percentage points to 42.5%, compared to 44.3%. The decrease in consolidated gross profit margin was primarily due to:
•the unfavorable impact of less Beauty segment sales within our consolidated net sales revenue;
•a less favorable product mix within the Home & Outdoor segment due to the acquisition of Osprey;
•an increase in EPA compliance costs recognized in cost of goods sold in the Health & Wellness segment of $6.7 million;
•higher inventory obsolescence expense; and
•the net dilutive impact of inflationary costs and related customer price increases.

These factors were partially offset by a more favorable product mix within the Beauty segment.

Comparison of First Six Months of Fiscal 2023 to First Six Months of Fiscal 2022
Consolidated gross profit margin decreased 0.4 percentage points to 42.0%, compared to 42.4%. The decrease in consolidated gross profit margin was primarily due to:
•an increase in EPA compliance costs recognized in cost of goods sold in the Health & Wellness segment of $3.1 million;
•a less favorable product mix within the Home & Outdoor segment due to the acquisition of Osprey; and
•the net dilutive impact of inflationary costs and related customer price increases.

These factors were partially offset by:
•a favorable mix of more Home & Outdoor sales within our consolidated net sales revenue;
•a more favorable product mix within the Beauty segment; and
•lower inventory obsolescence expense.

Consolidated SG&A

Comparison of Second Quarter Fiscal 2023 to Second Quarter Fiscal 2022
Consolidated SG&A ratio increased 2.5 percentage points to 32.6%, compared to 30.1%. The increase in the consolidated SG&A ratio was primarily due to:
•an increase in outbound freight costs;
•increased marketing expense;
•higher salary and wage costs;
•increased amortization expense;
•the unfavorable comparative impact of gains recognized on the sale of property and equipment and the sale of the North America Personal Care business in the prior year period; and
•higher distribution expense.

These factors were partially offset by:
•the favorable leverage impact of the increase in net sales;
•the favorable leverage impact of customer price increases related to inflationary costs;
•reduced annual incentive compensation expense; and
•a decrease in EPA compliance costs of $1.4 million in the Health & Wellness segment.

Comparison of First Six Months of Fiscal 2023 to First Six Months of Fiscal 2022
Consolidated SG&A ratio increased 4.3 percentage points to 33.7%, compared to 29.4%. The increase in the consolidated SG&A ratio was primarily due to:
•increased marketing expense;
•higher salary and wage costs;
•an increase in outbound freight costs;
•higher distribution expense;
•higher acquisition-related expense in connection with the Osprey and Curlsmith transactions;
•an increase in EPA compliance costs of $0.8 million in the Health & Wellness segment;
•increased amortization expense; and
•an increase in share-based compensation expense.

These factors were partially offset by the favorable leverage impact of customer price increases related to inflationary costs and reduced annual incentive compensation expense.

Restructuring Charges

During both the three and six month periods ended August 31, 2022, we incurred $4.8 million of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the condensed consolidated statements of income and were primarily comprised of severance and employee related costs. We recognized $0.4 million of pre-tax restructuring costs during both the three and six month periods ended August 31, 2021, under a prior restructuring plan referred to as Project Refuel, which was completed during the fourth quarter of fiscal 2022.

Operating Income (Loss), Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment

In order to provide a better understanding of the impact of certain items on our operating income (loss), the tables that follow report the comparative pre-tax impact of acquisition-related expenses, EPA compliance costs, restructuring charges, amortization of intangible assets, and non-cash share-based compensation, as applicable, on operating income (loss) and operating margin for each segment and in total for the periods presented below. Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended August 31, 2022
(in thousands)	Home & Outdoor (1)		Health & Wellness		Beauty (2)		Total
Operating income (loss), as reported (GAAP)	$42,082	17.5%	$(2,610)	(1.4)%	$7,474	7.4%	$46,946	9.0%
Acquisition-related expenses	41	—%	—	—%	(11)	—%	30	—%
EPA compliance costs	—	—%	8,354	4.6%	—	—%	8,354	1.6%
Restructuring charges	472	0.2%	3,554	2.0%	750	0.7%	4,776	0.9%
Subtotal	42,595	17.7%	9,298	5.2%	8,213	8.2%	60,106	11.5%
Amortization of intangible assets	1,753	0.7%	582	0.3%	2,314	2.3%	4,649	0.9%
Non-cash share-based compensation	2,640	1.1%	2,590	1.4%	2,265	2.3%	7,495	1.4%
Adjusted operating income (non-GAAP)	$46,988	19.5%	$12,470	6.9%	$12,792	12.7%	$72,250	13.9%

	Three Months Ended August 31, 2021
(in thousands)	Home & Outdoor		Health & Wellness		Beauty		Total
Operating income, as reported (GAAP)	$41,921	19.5%	$4,794	3.4%	$20,576	17.4%	$67,291	14.2%
EPA compliance costs	—	—%	2,960	2.1%	—	—%	2,960	0.6%
Restructuring charges	369	0.2%	—	—%	—	—%	369	0.1%
Subtotal	42,290	19.6%	7,754	5.5%	20,576	17.4%	70,620	14.9%
Amortization of intangible assets	519	0.2%	570	0.4%	1,897	1.6%	2,986	0.6%
Non-cash share-based compensation	3,157	1.5%	2,632	1.9%	1,991	1.7%	7,780	1.6%
Adjusted operating income (non-GAAP)	$45,966	21.4%	$10,956	7.7%	$24,464	20.6%	$81,386	17.1%

	Six Months Ended August 31, 2022
(in thousands)	Home & Outdoor (1)		Health & Wellness		Beauty (2)		Total
Operating income (loss), as reported (GAAP)	$71,875	15.1%	$(8,752)	(2.5)%	$17,762	8.7%	$80,885	7.9%
Acquisition-related expenses	119	—%	—	—%	2,665	1.3%	2,784	0.3%
EPA compliance costs	—	—%	19,998	5.7%	—	—%	19,998	1.9%
Restructuring charges	472	0.1%	3,554	1.0%	752	0.4%	4,778	0.5%
Subtotal	72,466	15.3%	14,800	4.2%	21,179	10.3%	108,445	10.5%
Amortization of intangible assets	3,499	0.7%	1,161	0.3%	4,350	2.1%	9,010	0.9%
Non-cash share-based compensation	8,638	1.8%	8,413	2.4%	7,063	3.4%	24,114	2.3%
Adjusted operating income (non-GAAP)	$84,603	17.8%	$24,374	7.0%	$32,592	15.9%	$141,569	13.8%

	Six Months Ended August 31, 2021
(in thousands)	Home & Outdoor		Health & Wellness		Beauty		Total
Operating income, as reported (GAAP)	$69,064	16.9%	$16,043	4.6%	$47,019	17.9%	$132,126	13.0%
EPA compliance costs	—	—%	16,072	4.7%	—	—%	16,072	1.6%
Restructuring charges	369	0.1%	—	—%	6	—%	375	—%
Subtotal	69,433	17.0%	32,115	9.3%	47,025	17.9%	148,573	14.6%
Amortization of intangible assets	1,037	0.3%	1,137	0.3%	3,795	1.4%	5,969	0.6%
Non-cash share-based compensation	8,708	2.1%	7,512	2.2%	5,580	2.1%	21,800	2.1%
Adjusted operating income (non-GAAP)	$79,178	19.4%	$40,764	11.8%	$56,400	21.5%	$176,342	17.3%

(1)The three and six month periods ended August 31, 2022 include operating results from Osprey, which was acquired on December 29, 2021. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

(2)The three and six month periods ended August 31, 2022 include approximately thirteen and nineteen weeks of operating results from Curlsmith, respectively, which was acquired on April 22, 2022. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

Consolidated Operating Income

Comparison of Second Quarter Fiscal 2023 to Second Quarter Fiscal 2022
Consolidated operating income was $46.9 million, or 9.0% of net sales revenue, compared to $67.3 million, or 14.2% of net sales revenue. The 5.2 percentage point decrease in consolidated operating margin was primarily due to:
•an increase in outbound freight costs;
•an increase in EPA compliance costs of $5.4 million in the Health & Wellness segment;
•restructuring charges of $4.8 million;
•increased marketing expense;
•the unfavorable impact of less Beauty segment sales within our consolidated net sales revenue;
•a less favorable product mix within the Home & Outdoor segment due to the acquisition of Osprey;
•increased amortization expense;
•higher inventory obsolescence expense;
•higher salary and wage costs;
•the unfavorable comparative impact of gains recognized on the sale of property and equipment and the sale of the North America Personal Care business in the prior year period;
•the net dilutive impact of inflationary costs and related customer price increases; and
•higher distribution expense.

These factors were partially offset by:
•favorable operating leverage;
•reduced annual incentive compensation expense;
•a decrease in share-based compensation expense; and
•a more favorable product mix within the Beauty segment.

Consolidated adjusted operating income decreased 11.2% to $72.3 million, or 13.9% of net sales revenue, compared to $81.4 million, or 17.1% of net sales revenue.

Comparison of First Six Months of Fiscal 2023 to First Six Months of Fiscal 2022
Consolidated operating income was $80.9 million, or 7.9% of net sales revenue, compared to $132.1 million, or 13.0% of net sales revenue. The 5.1 percentage point decrease in consolidated operating margin was primarily due to:
•higher marketing expense;
•increased salary and wage costs;
•a less favorable product mix within the Home & Outdoor segment due to the acquisition of Osprey;
•higher distribution expense;
•an increase in outbound freight costs;
•restructuring charges of $4.8 million;
•an increase in EPA compliance costs of $3.9 million in the Health & Wellness segment;
•higher acquisition-related expense in connection with the Osprey and Curlsmith transactions;
•increased amortization expense;
•an increase in share-based compensation expense; and
•the net dilutive impact of inflationary costs and related customer price increases;

These factors were partially offset by:
•a favorable mix of more Home & Outdoor sales within our consolidated net sales revenue;
•reduced annual incentive compensation expense;
•lower inventory obsolescence expense; and
•a more favorable product mix within the Beauty segment.

Consolidated adjusted operating income decreased 19.7% to $141.6 million, or 13.8% of net sales revenue, compared to $176.3 million, or 17.3% of net sales revenue.

Home & Outdoor

Comparison of Second Quarter Fiscal 2023 to Second Quarter Fiscal 2022
Operating income was $42.1 million, or 17.5% of segment net sales revenue, compared to $41.9 million, or 19.5% of segment net sales revenue. The 2.0 percentage point decrease in segment operating margin was primarily due to:
•the impact of the acquisition of Osprey, which has a lower operating margin than the rest of the Home & Outdoor segment;
•increased salary and wage costs;
•higher marketing expense;
•the net dilutive impact of inflationary costs and related customer price increases; and
•increased outbound freight costs.

These factors were partially offset by:
•favorable operating leverage;
•a decrease in distribution expense;
•a more favorable channel mix;
•reduced annual incentive compensation expense; and
•lower share-based compensation expense.

Adjusted operating income increased 2.2% to $47.0 million, or 19.5% of segment net sales revenue, compared to $46.0 million, or 21.4% of segment net sales revenue.

Comparison of First Six Months of Fiscal 2023 to First Six Months of Fiscal 2022
Operating income was $71.9 million, or 15.1% of segment net sales revenue, compared to $69.1 million, or 16.9% of segment net sales revenue. The 1.8 percentage point decrease in segment operating margin was primarily due to:
•the impact of the acquisition of Osprey, which has a lower operating margin than the rest of the Home & Outdoor segment;
•increased salary and wage costs; and
•the net dilutive impact of inflationary costs and related customer price increases.

These factors were partially offset by:
•favorable operating leverage;
•a decrease in distribution expense;
•a more favorable channel mix;
•reduced annual incentive compensation expense; and
•a decrease in share-based compensation expense.

Adjusted operating income increased 6.9% to $84.6 million, or 17.8% of segment net sales revenue, compared to $79.2 million, or 19.4% of segment net sales revenue.

Health & Wellness

Comparison of Second Quarter Fiscal 2023 to Second Quarter Fiscal 2022
Operating loss was $2.6 million, or (1.4)% of segment net sales revenue, compared to operating income of $4.8 million, or 3.4% of segment net sales revenue. The 4.8 percentage point decrease in segment operating margin was primarily due to:
•an increase in EPA compliance costs of $5.4 million;
•the unfavorable comparative impact of tariff exclusion refunds received in the prior year period;
•increased outbound freight costs;
•restructuring charges of $3.6 million;
•higher distribution expense;
•higher inventory obsolescence expense;
•higher marketing expense; and
•an increase in legal fees.

These factors were partially offset by:
•favorable operating leverage;
•reduced salary and wage costs;
•decreased annual incentive compensation expense;
•a more favorable product mix;
•a decrease in share-based compensation expense; and
•the net impact of inflationary costs and related customer price increases.

Adjusted operating income increased 13.8% to $12.5 million, or 6.9% of segment net sales revenue, compared to $11.0 million, or 7.7% of segment net sales revenue.
Comparison of First Six Months of Fiscal 2023 to First Six Months of Fiscal 2022
Operating loss was $8.8 million, or (2.5)% of segment net sales revenue, compared to operating income of $16.0 million, or 4.6% of segment net sales revenue. The 7.1 percentage point decrease in segment operating margin was primarily due to:
•higher distribution expense;
•the unfavorable comparative impact of tariff exclusion refunds received in the prior year period;
•an increase in EPA compliance costs of $3.9 million;
•restructuring charges of $3.6 million;

•higher marketing expense;
•increased outbound freight costs; and
•an increase in legal fees.

These factors were partially offset by:
•the net impact of inflationary costs and related customer price increases;
•reduced salary and wage costs; and
•decreased annual incentive compensation expense.

Adjusted operating income decreased 40.2% to $24.4 million, or 7.0% of segment net sales revenue, compared to $40.8 million, or 11.8% of segment net sales revenue.

Beauty

Comparison of Second Quarter Fiscal 2023 to Second Quarter Fiscal 2022
Operating income was $7.5 million, or 7.4% of segment net sales revenue, compared to $20.6 million, or 17.4% of segment net sales revenue. The 10.0 percentage point decrease in segment operating margin was primarily due to:
•unfavorable operating leverage;
•increased salary and wage costs;
•higher distribution expense;
•an increase in marketing expense;
•the unfavorable comparative impact of gains recognized on the sale of property and equipment and the sale of the North America Personal Care business in the prior year period;
•increased outbound freight costs;
•an increase in amortization expense;
•restructuring charges of $0.8 million;
•higher share-based compensation expense;
•higher inventory obsolescence expense; and
•the net dilutive impact of inflationary costs and related customer price increases.

These factors were partially offset by decreased annual incentive compensation expense and a more favorable product mix.

Adjusted operating income decreased 47.7% to $12.8 million, or 12.7% of segment net sales revenue, compared to $24.5 million, or 20.6% of segment net sales revenue.

Comparison of First Six Months of Fiscal 2023 to First Six Months of Fiscal 2022
Operating income was $17.8 million, or 8.7% of segment net sales revenue, compared to $47.0 million, or 17.9% of segment net sales revenue. The 9.2 percentage point decrease in segment operating margin was primarily due to:
•unfavorable operating leverage;
•increased salary and wage costs;
•an increase in marketing expense;
•higher distribution expense;
•higher acquisition-related expense in connection with the Curlsmith transaction;
•higher share-based compensation expense;
•an increase in amortization expense;
•restructuring charges of $0.8 million; and
•the net dilutive impact of inflationary costs and related customer price increases.

These factors were partially offset by:
•decreased annual incentive compensation expense;
•lower inventory obsolescence expense; and
•a more favorable product mix;

Adjusted operating income decreased 42.2% to $32.6 million, or 15.9% of segment net sales revenue, compared to $56.4 million, or 21.5% of segment net sales revenue.

Interest Expense

Comparison of Second Quarter Fiscal 2023 to Second Quarter Fiscal 2022
Interest expense was $9.2 million, compared to $3.3 million. The increase in interest expense was primarily due to higher average levels of debt outstanding, including borrowings to fund the acquisitions of Osprey and Curlsmith as well as construction of a new distribution center, and higher average interest rates compared to the same period last year.

Comparison of First Six Months of Fiscal 2023 to First Six Months of Fiscal 2022
Interest expense was $13.5 million, compared to $6.3 million. The increase in interest expense was primarily due to higher average levels of debt outstanding, including borrowings to fund the acquisitions of Osprey and Curlsmith as well as construction of a new distribution center, and higher average interest rates compared to the same period last year.

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

On August 16, 2022, the Inflation Reduction Act (the “Act”) was enacted and signed into law. The Act is a budget reconciliation package that includes significant law changes relating to tax, climate change, energy, and health care. The tax provisions include, among other items, a corporate alternative minimum tax of 15%, an excise tax of 1% on corporate stock buy-backs, energy-related tax credits, and additional IRS funding. We do not expect the tax provisions of the Act to have a material impact to our consolidated financial statements.

For the three months ended August 31, 2022, income tax expense as a percentage of income before income tax was 19.1% compared to 19.8% for the same period last year. The year-over-year decrease in the effective tax rate is primarily due to the mix of taxable income in our various tax jurisdictions. For the six months ended August 31, 2022, income tax expense as a percentage of income before income tax was 18.2% compared to 14.0% for the same period last year. The year-over-year increase is primarily due to lower forecasted annual income before income taxes, shifts in the mix of income in our various tax jurisdictions, and an increase in tax expense for discrete items.

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

	Three Months Ended August 31, 2022
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$37,893	$7,221	$30,672	$1.58	$0.30	$1.28
Acquisition-related expenses	30	—	30	—	—	—
EPA compliance costs	8,354	125	8,229	0.35	0.01	0.34
Restructuring charges	4,776	61	4,715	0.20	—	0.20
Subtotal	51,053	7,407	43,646	2.12	0.31	1.81
Amortization of intangible assets	4,649	557	4,092	0.19	0.02	0.17
Non-cash share-based compensation	7,495	570	6,925	0.31	0.02	0.29
Adjusted (non-GAAP)	$63,197	$8,534	$54,663	$2.63	$0.35	$2.27

Weighted average shares of common stock used in computing diluted EPS						24,056

	Three Months Ended August 31, 2021
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$64,015	$12,700	$51,315	$2.63	$0.52	$2.11
EPA compliance costs	2,960	44	2,916	0.12	—	0.12
Restructuring charges	369	6	363	0.02	—	0.01
Subtotal	67,344	12,750	54,594	2.77	0.52	2.24
Amortization of intangible assets	2,986	198	2,788	0.12	0.01	0.11
Non-cash share-based compensation	7,780	712	7,068	0.32	0.03	0.29
Adjusted (non-GAAP)	$78,110	$13,660	$64,450	$3.21	$0.56	$2.65

Weighted average shares of common stock used in computing diluted EPS						24,347

	Six Months Ended August 31, 2022
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$67,526	$12,259	$55,267	$2.80	$0.51	$2.29
Acquisition-related expenses	2,784	2	2,782	0.12	—	0.12
EPA compliance costs	19,998	300	19,698	0.83	0.01	0.82
Restructuring charges	4,778	61	4,717	0.20	—	0.20
Subtotal	95,086	12,622	82,464	3.95	0.52	3.42
Amortization of intangible assets	9,010	1,047	7,963	0.37	0.04	0.33
Non-cash share-based compensation	24,114	1,654	22,460	1.00	0.07	0.93
Adjusted (non-GAAP)	$128,210	$15,323	$112,887	$5.32	$0.64	$4.69

Weighted average shares of common stock used in computing diluted EPS						24,089

	Six Months Ended August 31, 2021
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$125,957	$17,670	$108,287	$5.14	$0.72	$4.42
EPA compliance costs	16,072	241	15,831	0.66	0.01	0.65
Restructuring charges	375	6	369	0.02	—	0.02
Subtotal	142,404	17,917	124,487	5.81	0.73	5.08
Amortization of intangible assets	5,969	406	5,563	0.24	0.02	0.23
Non-cash share-based compensation	21,800	1,571	20,229	0.89	0.06	0.83
Adjusted (non-GAAP)	$170,173	$19,894	$150,279	$6.95	$0.81	$6.14

Weighted average shares of common stock used in computing diluted EPS						24,492

Comparison of Second Quarter Fiscal 2023 to Second Quarter Fiscal 2022
Net income was $30.7 million, compared to $51.3 million. Diluted EPS was $1.28, compared to $2.11. Diluted EPS decreased primarily due to lower operating income in the Beauty segment, an operating loss in the Health & Wellness segment and higher interest expense, partially offset by higher operating income in the Home & Outdoor segment, a decrease in the effective tax rate and lower weighted average diluted shares outstanding.

Adjusted income decreased $9.8 million, or 15.2%, to $54.7 million, compared to $64.5 million. Adjusted diluted EPS decreased 14.3% to $2.27, compared to $2.65.

Comparison of First Six Months of Fiscal 2023 to First Six Months of Fiscal 2022
Net Income was $55.3 million, compared to $108.3 million. Diluted EPS was $2.29, compared to $4.42. Diluted EPS decreased primarily due to lower operating income in the Beauty segment, an operating loss in the Health & Wellness segment, higher interest expense and an increase in the effective income tax rate, partially offset by higher operating income in the Home & Outdoor segment and lower weighted average diluted shares outstanding.

Adjusted income decreased $37.4 million, or 24.9%, to $112.9 million, compared to $150.3 million. Adjusted diluted EPS decreased 23.6% to $4.69, compared to $6.14.

Liquidity and Capital Resources

We principally rely on our cash flow from operations and borrowings under our Credit Agreement to finance our operations, capital and intangible asset expenditures, acquisitions and share repurchases. Historically, our principal uses of cash to fund our operations have included operating expenses, primarily SG&A, and working capital, predominantly for inventory purchases and the extension of credit to our retail customers. We have typically been able to generate positive cash flow from operations sufficient to fund our operating activities. In the past, we have utilized a combination of available cash and existing, or additional, sources of financing to fund strategic acquisitions, share repurchases and capital investments. We had $39.7 million in cash and cash equivalents at August 31, 2022. As of August 31, 2022, the amount of cash and cash equivalents held by our foreign subsidiaries was $30.2 million. During the first quarter of fiscal 2023, we acquired Curlsmith for $149.7 million in cash, net of cash acquired. The acquisition was funded with cash on hand and borrowings under our Credit Agreement. We have no existing activities involving special purpose entities or off-balance sheet financing.

On June 28, 2022, we entered into an amendment to our Credit Agreement to, among other things, replace LIBOR with Term SOFR (as defined in the Credit Agreement) as the reference interest rate. In connection with the amendment, we also (i) exercised the accordion under the Credit Agreement and borrowed $250 million as term loans, and (ii) provided a notice relating to a qualified acquisition, which triggered temporary adjustments to the maximum leverage ratio as further described below. In addition, on August 26, 2022, we entered into an amendment to the loan agreement for the unsecured MBFC Loan to, among other things, replace LIBOR with Term SOFR (as defined in the loan agreement) as the reference interest rate. For additional information, see Note 10 to the accompanying condensed consolidated financial statements and below under “Credit Agreement and Other Debt Agreements.”

We believe our short-term liquidity requirements will primarily consist of working capital requirements, capital expenditures and interest payments on our debt. As a result of higher inventory purchases attributable to supply chain uncertainties and longer supply lead times, coupled with the impact of lower consumer demand and shifts in consumer spending patterns, we expect elevated outstanding borrowings under the Credit Agreement during fiscal 2023 in comparison to fiscal 2022. If interest rates continue to increase as expected and adverse economic changes occur, our access to credit on favorable interest rate terms may be impacted. In an economic downturn, we may also be unable to raise capital through debt or equity financings on terms acceptable to us or at all. Covenants in our Credit Agreement could also have consequences on our operations, including restricting or delaying our ability to obtain additional financing, potentially limiting our ability to adjust to rapidly changing market conditions or respond to business opportunities. Additionally, in challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business and our liquidity requirements.

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

Operating Activities

Operating activities used net cash of $75.5 million for the six months ended August 31, 2022, compared to net cash used of $58.3 million for the same period last year. The increase in cash used by operating activities was primarily driven by a decrease in cash earnings and an increase in cash used for income taxes, partially offset by decreases in cash used primarily for inventory purchases and accounts receivable to extend credit to our retail customers.

Investing Activities

Investing activities used net cash of $258.9 million during the six months ended August 31, 2022, compared to net cash provided of $24.0 million for the same period last year. The increase in cash used by investing activities was primarily due to the acquisition of Curlsmith during the first quarter of fiscal 2023, an increase in capital and intangible asset expenditures and the comparative impact of proceeds received from the sale of our North America Personal Care business in the prior year period. We made investments in capital and intangible asset expenditures of $112.6 million during the six months ended August 31, 2022, compared to $24.0 million for the same period last year. The increase in capital and intangible asset expenditures was primarily for construction expenditures inclusive of capitalized interest related to a new distribution center for our Home & Outdoor segment. Capital and intangible asset expenditures during both periods also included expenditures for tools, molds, and other production equipment and computer, software, furniture and other equipment.

Financing Activities

Financing activities provided net cash of $340.6 million during the six months ended August 31, 2022, compared to net cash provided of $21.0 million for the same period last year. The increase in cash provided by financing activities is primarily due to a net increase in proceeds from our Credit Agreement including proceeds from the term loans and a decrease in open market repurchases of common stock.

Credit Agreement and Other Debt Agreements

Credit Agreement

Our Credit Agreement with Bank of America, N.A., as administrative agent, and other lenders provides for an unsecured total revolving commitment of $1.25 billion and matures on March 13, 2025. On June 28, 2022, we entered into an amendment to the Credit Agreement to, among other things, replace LIBOR with Term SOFR (as defined in the Credit Agreement) as the reference interest rate. Accordingly, we updated our interest rate swap contracts associated with the Credit Agreement borrowings to replace LIBOR with Term SOFR as the reference interest rate. In connection with the amendment, we also (i) exercised the accordion under the Credit Agreement and borrowed $250 million as term loans, and (ii) provided a notice relating to a qualified acquisition, which triggered temporary adjustments to the maximum leverage ratio as further described below. The term loans will be payable at the end of each fiscal quarter in equal installments of 0.625% of the term loans made, beginning in the third quarter of fiscal 2023, with the remaining balance due at the maturity date. The maturity date of the term loans is March 13, 2025, which is the same maturity date as the revolving loans under the Credit Agreement. The proceeds from the term loans were used to repay revolving loans under the Credit Agreement. We may prepay the term loans, in whole or in part, at any time without premium or penalty. Following the amendment, borrowings under the Credit Agreement bear floating interest at either the Base Rate or Term SOFR, plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.0% and 1.0% to 2.0% for Base Rate and Term SOFR borrowings, respectively, plus a credit spread of 0.10% for Term SOFR borrowings. As a result of the notice for the qualified acquisition, the maximum leverage ratio is 4.00 to 1.00 through February 28, 2023, 3.75 to 1.00 through May 31, 2023 and 3.50 to 1.00 thereafter.

As of August 31, 2022, the outstanding revolving loan principal balance was $1,158.0 million (excluding prepaid financing fees), the balance of outstanding letters of credit was $17.7 million and the amount available for borrowings under the Credit Agreement was $324.3 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As a result of our exercise of the qualified acquisition notice under the Credit Agreement, as of August 31, 2022, these covenants effectively limited our ability to incur more than $265.2 million of additional debt from all sources, including the Credit Agreement.

Other Debt Agreements

On August 26, 2022, we entered into an amendment to the loan agreement for the unsecured MBFC Loan to, among other things, replace LIBOR with Term SOFR (as defined in the loan agreement) as the reference interest rate. Following the effective date of the amendment, borrowings under the MBFC Loan bear interest at either the Base Rate or Term SOFR (both as defined in the loan agreement), plus a margin based on the Net Leverage Ratio (as defined in the loan agreement) of 0% to 1.0% and 1.0% to 2.0% for Base Rate and Term SOFR borrowings, respectively, plus a credit spread of 0.10% for Term SOFR borrowings.

As of August 31, 2022, the aggregate principal balance of the MBFC Loan was $14.8 million (excluding prepaid financing fees).

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
•our dependence on the strength of retail economies and vulnerabilities to any prolonged economic downturn, including a downturn from the effects of macroeconomic conditions, any public health crises (including any lingering effects of new surges in COVID-19) or similar conditions;
•the risks associated with the use of licensed trademarks from or to third parties;
•the risks associated with weather conditions, the duration and severity of the cold and flu season and other related factors;
•our reliance on our Chief Executive Officer and a limited number of other key senior officers to operate our business;
•expectations regarding our Project Pegasus initiatives and our ability to realize targeted savings, including expectations concerning costs and savings, are based on management’s estimates available at the time and are subject to a number of assumptions that could materially impact our estimates;
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K, other than the amendments to our Credit Agreement, associated interest rate swap contracts and the MBFC Loan discussed herein under “Credit Agreement and Other Debt Agreements” and the current trends and developments discussed herein under “Significant Trends Impacting the Business.” Assuming an increase to market rates of 1.0% as of August 31, 2022, we would incur an increase to our annual interest expense, net of the effect of our interest rate swaps, of approximately $10.5 million. Additional information regarding our risk management activities can be found in Notes 10, 11 and 12 to the accompanying condensed consolidated financial statements.

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2022. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of August 31, 2022, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during our fiscal quarter ended August 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to risks related to our dependence on the strength of retail economies and may be vulnerable in the event of a prolonged economic downturn, including a downturn from the effects of macroeconomic conditions, any public health crises (including any lingering effects of new surges of COVID-19) or similar conditions.

Our business depends on the strength of the retail economies in various parts of the world, primarily in North America and to a lesser extent EMEA, Asia and Latin America. These retail economies are affected for the most part by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, public health crises (such as pandemics and epidemics), terrorist attacks and political unrest. Consumer spending in any geographic region is generally affected by a number of factors, including among others, local economic conditions, government actions, inflation, interest rates and credit availability, energy costs, commodity prices, unemployment rates, higher consumer debt levels, reductions in net worth, home foreclosures and reductions in home values, gasoline prices, and consumer confidence, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. Measures imposed, or that may be imposed, by national, state and local authorities in response to any continued new surges of COVID-19 (or any future public health crises) may have impacts of uncertain severity and duration on domestic and foreign economies. The effectiveness of economic stabilization efforts, including government payments and loans to affected citizens and industries, is uncertain. Any sustained economic downturn in the U.S. or any of the other countries in which we conduct significant business, may cause significant readjustments in both the volume and mix of our product sales, which could materially and adversely affect our business, operating results and financial condition. We cannot reasonably estimate the duration and severity of existing macroeconomic conditions, which have had and may continue to have a material impact on our business. Additionally, current global issues may affect our business and the global economy, including the geopolitical impact of Russia’s invasion of Ukraine and any related economic or other sanctions. As a result, current financial information may not necessarily be indicative of future operating results, and our plans to address the impact of macroeconomic trends and global issues may change.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
June 1 through June 30, 2022	281	$173.28	281	$403,716
July 1 through July 31, 2022	163	157.69	163	403,690
August 1 through August 31, 2022	57	129.97	57	403,683
Total	501	$163.28	501

(1)The number of shares includes shares of common stock acquired from associates who tendered shares to: (i) satisfy the tax withholding on equity awards as part of our long-term incentive plans or (ii) satisfy the exercise price on stock option exercises. For the three months ended August 31, 2022, there were no common stock open market purchases.
(2)Reflects the remaining dollar value of shares that could be purchased under our current stock repurchase authorization through the expiration or termination of the plan. For additional information, see Note 7 to the accompanying condensed consolidated financial statements.

ITEM 6.	EXHIBITS
	(a)	Exhibits

10.1
Fourth Amendment and Commitment Increase to Amended and Restated Credit Agreement dated June 28, 2022, by and among Helen of Troy Texas Corporation, a Texas corporation, the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (Amendment No. 1), filed with the Securities and Exchange Commission on July 1, 2022).

10.2
Seventh Amendment to Guaranty Agreement dated August 26, 2022, by and among the Company and certain of the Company’s subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 30, 2022).

10.3
Sixth Supplemental Trust Indenture dated August 26, 2022, by and between MBFC and the Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 30, 2022).

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2022, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.

		104	Cover Page, Interactive Data File formatted in iXBRL and contained in Exhibit 101.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	October 6, 2022	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date:	October 6, 2022	/s/ Matthew J. Osberg
Matthew J. Osberg
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer