Form 10-Q
period 2022-11-30
HELEN OF TROY LTD
filed 2023-01-06
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2022
or
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
As of December 28, 2022, there were 23,992,278 common shares, $0.10 par value per share, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except shares and par value)	November 30, 2022	February 28, 2022
Assets
Assets, current:
Cash and cash equivalents	$45,337	$33,381
Receivables - principally trade, less allowances of $2,024 and $843	505,555	457,623
Inventory	536,793	557,992
Prepaid expenses and other current assets	27,850	25,712
Income taxes receivable	6,866	5,430
Assets held for sale	—	1,942
Total assets, current	1,122,401	1,082,080

Property and equipment, net of accumulated depreciation of $174,353 and $161,006	335,234	205,378
Goodwill	1,063,309	948,873
Other intangible assets, net of accumulated amortization of $163,913 and $150,309	558,381	537,846
Operating lease assets	39,757	37,759
Deferred tax assets, net	2,620	3,628
Other assets	7,723	7,887
Total assets	$3,129,425	$2,823,451

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$232,460	$308,178
Accrued expenses and other current liabilities	258,430	271,675
Income taxes payable	10,940	20,718
Long-term debt, current maturities	20,872	1,884
Liabilities held for sale	—	235
Total liabilities, current	522,702	602,690

Long-term debt, excluding current maturities	1,059,588	811,332
Lease liabilities, non-current	44,276	43,745
Deferred tax liabilities, net	31,307	21,582
Other liabilities, non-current	14,479	16,763
Total liabilities	1,672,352	1,496,112

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 23,991,063 and 23,800,305 shares issued and outstanding	2,399	2,380
Additional paid in capital	322,527	303,740
Accumulated other comprehensive income	4,139	202
Retained earnings	1,128,008	1,021,017
Total stockholders' equity	1,457,073	1,327,339
Total liabilities and stockholders' equity	$3,129,425	$2,823,451
See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands, except per share data)	2022	2021	2022	2021
Sales revenue, net	$558,606	$624,884	$1,588,084	$1,641,335
Cost of goods sold	301,930	351,051	898,791	936,322
Gross profit	256,676	273,833	689,293	705,013

Selling, general and administrative expense (“SG&A”)	169,020	183,788	515,974	482,467
Restructuring charges	10,463	5	15,241	380
Operating income	77,193	90,040	158,078	222,166

Non-operating income, net	5	52	185	185
Interest expense	13,149	3,206	26,688	9,508
Income before income tax	64,049	86,886	131,575	212,843

Income tax expense	12,223	11,203	24,482	28,873
Net income	$51,826	$75,683	$107,093	$183,970

Earnings per share (“EPS”):
Basic	$2.16	$3.14	$4.47	$7.60
Diluted	2.15	3.10	4.45	7.52

Weighted average shares used in computing EPS:
Basic	23,991	24,129	23,942	24,193
Diluted	24,078	24,399	24,086	24,461

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2022	2021	2022	2021
Net income	$51,826	$75,683	$107,093	$183,970
Other comprehensive (loss) income, net of tax:
Cash flow hedge activity - interest rate swaps	995	1,787	4,502	3,623
Cash flow hedge activity - foreign currency contracts	(4,056)	3,358	(565)	6,967
Total other comprehensive (loss) income, net of tax	(3,061)	5,145	3,937	10,590
Comprehensive income	$48,765	$80,828	$111,030	$194,560

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 28, 2022	23,800	$2,380	$303,740	$202	$1,021,017	$1,327,339
Net income	—	—	—	—	24,595	24,595
Other comprehensive income, net of tax	—	—	—	3,159	—	3,159
Exercise of stock options	8	1	658	—	—	659
Issuance and settlement of restricted stock	235	24	(24)	—	—	—
Issuance of common stock related to stock purchase plan	13	1	2,274	—	—	2,275
Common stock repurchased and retired	(89)	(9)	(18,113)	—	(102)	(18,224)
Share-based compensation	—	—	16,619	—	—	16,619
Balances at May 31, 2022	23,967	$2,397	$305,154	$3,361	$1,045,510	$1,356,422
Net income	—	—	—	—	30,672	30,672
Other comprehensive income, net of tax	—	—	—	3,839	—	3,839
Issuance and settlement of restricted stock	2	—	(1)	—	—	(1)
Common stock repurchased and retired	—	—	(81)	—	—	(81)
Share-based compensation	—	—	7,495	—	—	7,495
Balances at August 31, 2022	23,969	$2,397	$312,567	$7,200	$1,076,182	$1,398,346
Net income	—	—	—	—	51,826	51,826
Other comprehensive loss, net of tax	—	—	—	(3,061)	—	(3,061)
Issuance and settlement of restricted stock	3	—	—	—	—	—
Issuance of common stock related to stock purchase plan	20	2	2,064	—	—	2,066
Common stock repurchased and retired	(1)	—	(45)	—	—	(45)
Share-based compensation	—	—	7,941	—	—	7,941
Balances at November 30, 2022	23,991	$2,399	$322,527	$4,139	$1,128,008	$1,457,073

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity - Continued (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 28, 2021	24,406	$2,441	$283,396	$(11,656)	$965,166	$1,239,347
Net income	—	—	—	—	56,972	56,972
Other comprehensive loss, net of tax	—	—	—	(797)	—	(797)
Exercise of stock options	4	—	275	—	—	275
Issuance and settlement of restricted stock	177	18	(18)	—	—	—
Issuance of common stock related to stock purchase plan	13	1	2,337	—	—	2,338
Common stock repurchased and retired	(502)	(50)	(16,616)	—	(93,408)	(110,074)
Share-based compensation	—	—	14,020	—	—	14,020
Balances at May 31, 2021	24,098	$2,410	$283,394	$(12,453)	$928,730	$1,202,081
Net income	—	—	—	—	51,315	51,315
Other comprehensive income, net of tax	—	—	—	6,242	—	6,242
Exercise of stock options	6	1	519	—	—	520
Issuance and settlement of restricted stock	2	—	—	—	—	—
Common stock repurchased and retired	(1)	—	(104)	—	(12)	(116)
Share-based compensation	—	—	7,780	—	—	7,780
Balances at August 31, 2021	24,105	$2,411	$291,589	$(6,211)	$980,033	$1,267,822
Net income	—	—	—	—	75,683	75,683
Other comprehensive income, net of tax	—	—	—	5,145	—	5,145
Exercise of stock options	11	1	664	—	—	665
Issuance and settlement of restricted stock	22	2	(2)	—	—	—
Issuance of common stock related to stock purchase plan	10	1	1,922	—	—	1,923
Common stock repurchased and retired	(12)	(1)	(2,014)	—	(814)	(2,829)
Share-based compensation	—	—	6,549	—	—	6,549
Balances at November 30, 2021	24,136	$2,414	$298,708	$(1,066)	$1,054,902	$1,354,958

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended November 30,
(in thousands)	2022	2021
Cash provided (used) by operating activities:
Net income	$107,093	$183,970
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	33,330	26,082
Amortization of financing costs	792	738
Non-cash operating lease expense	7,558	6,910
Provision for credit losses	1,373	292
Non-cash share-based compensation	32,055	28,349
Gain on sale of Personal Care business	(1,336)	(513)
Loss (gain) on the sale or disposal of property and equipment	5	(2,274)
Deferred income taxes and tax credits	1,479	(8,721)
Changes in operating capital, net of effects of acquisitions of businesses:
Receivables	(45,714)	(139,292)
Inventory	28,996	(103,821)
Prepaid expenses and other current assets	3,926	(6,765)
Other assets and liabilities, net	(1,113)	(6,110)
Accounts payable	(78,128)	(30,549)
Accrued expenses and other current liabilities	(22,945)	29,198
Accrued income taxes	(17,848)	17,452
Net cash provided (used) by operating activities	49,523	(5,054)

Cash (used) provided by investing activities:
Capital and intangible asset expenditures	(146,194)	(41,529)
Net payments to acquire businesses, net of cash acquired	(146,342)	—
Proceeds from sale of Personal Care business	1,804	44,700
Proceeds from the sale of property and equipment	63	5,305
Net cash (used) provided by investing activities	(290,669)	8,476

Cash provided (used) by financing activities:
Proceeds from revolving loans	633,500	461,400
Repayment of revolving loans	(613,000)	(356,400)
Proceeds from term loans	250,000	—
Repayment of long-term debt	(3,462)	(1,900)
Payment of financing costs	(586)	—
Proceeds from share issuances under share-based compensation plans	5,000	5,721
Payments for repurchases of common stock	(18,350)	(113,019)
Net cash provided (used) by financing activities	253,102	(4,198)

Net increase (decrease) in cash and cash equivalents	11,956	(776)
Cash and cash equivalents, beginning balance	33,381	45,120
Cash and cash equivalents, ending balance	$45,337	$44,344

Supplemental non-cash investing activity:
Capital expenditures included in accounts payable	$11,038	$8,140

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
November 30, 2022

Note 1 - Basis of Presentation and Related Information

Corporate Overview

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of November 30, 2022 and February 28, 2022, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2022 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. As of November 30, 2022, we operated three reportable segments: Home & Outdoor, Health & Wellness, and Beauty. Our Home & Outdoor segment provides a broad range of innovative consumer products for home activities such as food preparation, cooking, cleaning and organization, as well as products for outdoor and on the go activities such as hydration, food storage, backpacks, and travel gear. The Health & Wellness segment provides health and wellness products including healthcare devices, thermometers, water and air filtration systems, humidifiers, and fans. Our Beauty segment provides mass and prestige market beauty appliances including hair styling appliances, grooming tools, decorative hair accessories, and prestige market liquid-based hair and personal care products.

During the fourth quarter of fiscal 2023, we made changes to the structure of our organization in connection with our global restructuring plan (as further described in Note 8) that resulted in the Health & Wellness and Beauty operating segments being combined into a single reportable segment, which will be referred to as “Beauty & Wellness.” In connection with these organizational structure changes, corresponding changes were made to how our business is managed, how results are reported internally and to how our Chief Executive Officer (“CEO”), our chief operating decision maker, assesses performance and allocates resources. We believe that these changes better align internal resources and external go to market activities in order to create a more efficient and effective organizational structure. There were no changes to the products or brands included within our Home & Outdoor reportable segment as part of these organizational changes nor to the way in which our CEO assesses performance and allocates resources for the Home & Outdoor segment. Therefore, beginning with our fiscal 2023 Form 10-K, our future disclosures will reflect two reportable segments, Home & Outdoor and Beauty & Wellness, and we will recast the prior period segment information to conform to the change in the composition of these reportable segments. Accordingly, our external reportable segments will continue to align with our internal reporting to enable users of the financial statements to better understand our performance, better assess our prospects for future net cash flows, and make more informed judgements about the Company as a whole.

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

On April 22, 2022, we completed the acquisition of Recipe Products Ltd., a producer of innovative prestige hair care products for all types of curly and wavy hair under the Curlsmith brand (“Curlsmith”). The total purchase consideration was $147.9 million in cash, net of a final net working capital adjustment and cash acquired. See Note 4 for additional information.

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

Macroeconomic trends and the COVID-19 pandemic have adversely impacted our business during fiscal 2023. In response to rising inflation, the Federal Open Market Committee has been raising interest rates, and has stated it intends to continue to raise rates into 2023. As a result, we incurred higher average interest rates compared to the same period last year, and we expect this trend to continue during the remainder of fiscal year 2023. While the actual timing and extent of the future increases in interest rates remains unknown, higher long-term interest rates are expected to significantly increase interest expense on our outstanding debt. High inflation and interest rates have also negatively impacted consumer disposable income, credit availability and spending, among others things, and may continue to have an adverse impact during the remainder of fiscal year 2023. Surges in demand and shifts in shopping patterns related to COVID-19, as well as other factors, have strained the global freight network, which has resulted in higher costs, less capacity, component part and raw material shortages, and longer lead times. The extent of COVID-19’s impact on the demand for certain of our product lines in the future will depend on continuing future developments, including any new variants and surges in the spread of COVID-19, our continued ability to source and distribute our products, the impact of COVID-19 on capital and financial markets, and the related impact on consumer confidence and spending, all of which are uncertain and difficult to predict considering the continuously evolving landscape. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

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

Not Yet Adopted

In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires a buyer in a supplier finance program to disclose qualitative and quantitative information about its program to allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments in ASU 2022-04 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with the exception for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, and the guidance should be applied retrospectively, except for the amendment on rollforward information, which should be applied prospectively. This ASU will be effective for us in our Form 10-Q for the first quarter of fiscal 2024, with the exception of the amendment on rollforward information, which will be effective for us in our Form 10-K for fiscal 2025. We are currently evaluating the impact this guidance may have on our consolidated financial statement disclosures.

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

Note 4 - Acquisitions

Curlsmith

On April 22, 2022, we completed the acquisition of Recipe Products Ltd., a producer of innovative prestige hair care products for all types of curly and wavy hair under the Curlsmith brand. Curlsmith's products are a category leader in the market for prestige haircare products for curly hair and include conditioners, shampoos and co-washes purposefully designed for the unique joys and challenges of all types of curls and textured hair. The Curlsmith brand and products were added to the Beauty segment. The total purchase consideration was $147.9 million in cash, net of a final net working capital adjustment of $2.1 million and cash acquired. The acquisition was funded with cash on hand and borrowings under our existing revolving credit facility. We incurred pre-tax acquisition-related expenses of $2.7 million during the nine months ended November 30, 2022, which were recognized in SG&A within our condensed consolidated statement of income.

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

During the second quarter of fiscal 2023, we made adjustments to provisional asset and liability balances, which resulted in a corresponding net increase to goodwill of $0.1 million. During the third quarter of fiscal 2023, we finalized the net working capital adjustment, which resulted in a $1.8 million reduction to the total purchase consideration and goodwill.

The following table presents the preliminary estimated fair values of assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Assets:
Receivables	$4,211
Inventory	7,890
Prepaid expenses and other current assets	119
Property and equipment	212
Goodwill	116,844
Trade names - definite	21,000
Customer relationships - definite	12,000
Deferred tax assets, net	360
Total assets	162,636
Liabilities:
Accounts payable	1,401
Accrued expenses and other current liabilities	2,583
Income taxes payable	2,538
Deferred tax liabilities, net	8,187
Total liabilities	14,709
Net assets recorded	$147,927

Both the fair value and gross contractual amount of receivables acquired was $4.2 million, as an immaterial amount is expected to be uncollectible.

The impact of the acquisition of Curlsmith on our condensed consolidated statements of income for the periods presented was as follows:

(in thousands, except earnings per share data)	Three Months Ended November 30, 2022	Nine Months Ended November 30, 2022 (1)
Sales revenue, net	$13,091	$26,544
Net income	2,077	3,953

EPS:
Basic	$0.09	$0.17
Diluted	$0.09	$0.16
(1)Represents approximately thirty-two weeks of operating results from Curlsmith, acquired on April 22, 2022.

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

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands, except earnings per share data)	2022	2021	2022	2021
Sales revenue, net	$558,606	$635,476	$1,595,176	$1,669,919
Net income	51,826	77,586	109,006	184,846

EPS:
Basic	$2.16	$3.22	$4.55	$7.64
Diluted	$2.15	$3.18	$4.53	$7.56

These amounts have been calculated after applying our accounting policies and adjusting the results of Curlsmith to reflect the effect of definite-lived intangible assets recognized as part of the business combination on amortization expense as if the acquisition had occurred on March 1, 2021.

Osprey

On December 29, 2021, we completed the acquisition of Osprey, a longtime U.S. leader in technical and everyday packs. Osprey is highly respected in the outdoor industry with a product lineup that includes a wide range of backpacks and daypacks for hiking, mountaineering, skiing, climbing, mountain biking, trail running, commuting, and school, as well as rugged adventure travel packs, wheeled luggage, and travel accessories. The Osprey brand and products were added to the Home & Outdoor segment. The total purchase consideration, net of cash acquired, was $409.3 million in cash, including the impact of a final $10.7 million favorable net working capital adjustment. The acquisition was funded with cash on hand and borrowings under our existing revolving credit facility. We incurred pre-tax acquisition-related expenses of $0.1 million during the nine months ended November 30, 2022, which were recognized in SG&A within our condensed consolidated statement of income.

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

During the first quarter of fiscal 2023, we finalized the net working capital adjustment, which resulted in a $1.6 million reduction to the total purchase consideration and we reduced the provisional accounts payable liability by $0.7 million, both with a corresponding decrease to goodwill totaling $2.3 million. During the second quarter of fiscal 2023, we made immaterial adjustments to provisional asset and liability balances, which resulted in a corresponding net increase to goodwill. During the third quarter of fiscal 2023, we made adjustments to provisional asset balances, which resulted in a corresponding net decrease to goodwill of $0.1 million.

The following table presents the preliminary estimated fair values of assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Assets:
Receivables	$11,758
Inventory	30,001
Prepaid expenses and other current assets	3,699
Income taxes receivable	4,169
Property and equipment	11,576
Goodwill	206,564
Trade names - indefinite	170,000
Customer relationships - definite	22,000
Operating lease assets	2,155
Total assets	461,922
Liabilities:
Accounts payable	3,780
Accrued expenses and other current liabilities	7,334
Lease liabilities, non-current	1,719
Deferred tax liabilities, net	39,794
Total liabilities	52,627
Net assets recorded	$409,295

Note 5 - Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities was as follows:

(in thousands)	November 30, 2022	February 28, 2022
Accrued compensation, benefits and payroll taxes	$25,679	$55,405
Accrued sales discounts and allowances	79,564	69,120
Accrued sales returns	33,067	33,384
Accrued advertising	52,499	55,775
Other	67,621	57,991
Total accrued expenses and other current liabilities	$258,430	$271,675

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

We recorded share-based compensation expense in SG&A as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2022	2021	2022	2021
Directors stock compensation	$197	$160	$592	$483
Service Condition Awards	2,211	3,117	7,488	8,353
Performance Condition Awards	3,252	1,622	17,293	14,706
Market Condition Awards	1,793	1,115	5,620	3,504
Employee stock purchase plan	488	535	1,062	1,303
Share-based compensation expense	7,941	6,549	32,055	28,349
Less income tax benefits	(474)	(784)	(2,128)	(2,355)
Share-based compensation expense, net of income tax benefits	$7,467	$5,765	$29,927	$25,994

Unrecognized Share-Based Compensation Expense

As of November 30, 2022, our total unrecognized share-based compensation for all awards was $41.3 million, which will be recognized over a weighted average amortization period of 1.9 years. The total unrecognized share-based compensation reflects an estimate of target achievement for Performance Condition Awards granted during the first quarter of fiscal 2023 and fiscal 2022, and a weighted average estimate of 150% of target achievement for Performance Condition Awards granted in fiscal 2021.

Note 7 - Repurchases of Common Stock

In August 2021, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 25, 2021, for a period of three years, and replaced our former repurchase authorization. As of November 30, 2022, our repurchase authorization allowed for the purchase of $403.6 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Common stock repurchased on the open market:
Number of shares	—	—	—	436,842
Aggregate value of shares	$—	$—	$—	$95,484
Average price per share	$—	$—	$—	$218.58

Common stock received in connection with share-based compensation:
Number of shares	382	12,059	90,341	78,206
Aggregate value of shares	$45	$2,829	$18,350	$17,535
Average price per share	$117.44	$234.56	$203.12	$224.22

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

During the fourth quarter of fiscal 2023, we made changes to the structure of our organization in connection with Project Pegasus that resulted in the Health & Wellness and Beauty operating segments being combined into a single reportable segment, which will be referred to as “Beauty & Wellness.” In connection with these organizational structure changes, corresponding changes were made to how our business is managed, how results are reported internally and to how our CEO, our chief operating decision maker, assesses performance and allocates resources. We believe that these changes better align internal resources and external go to market activities in order to create a more efficient and effective organizational structure. There were no changes to the products or brands included within our Home & Outdoor reportable segment as part of these organizational changes.

As part of the Project Pegasus initiative focused on streamlining and simplifying the organization, we are announcing plans to further change the structure of our organization, which include the creation of a North America Regional Market Organization (“RMO”) responsible for sales and go to market strategies for all categories and channels in the U.S. and Canada, and further centralization of certain functions under shared services, particularly in operations and finance to better support our business segments and RMOs. This new structure, inclusive of the organizational structure changes described above resulting in the reportable segment change, will reduce the size of our global workforce by approximately 10%. The majority of the role reductions are expected to be completed by March 1, 2023. Nearly all of the remaining role reductions are expected to be completed before the end of fiscal year 2024. We believe that these changes better focus business segment resources on brand development, consumer-centric innovation and marketing, the RMOs on sales and go to market strategies, and shared services on their respective areas of expertise while also creating a more efficient and effective organizational structure.

Consistent with the second quarter of fiscal 2023, we continue to have the following expectations regarding Project Pegasus:
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

During the three and nine month periods ended November 30, 2022, we incurred $10.5 million and $15.2 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which are recorded as “Restructuring charges” in the condensed consolidated statements of income. We recognized an insignificant amount and $0.4 million, respectively, of pre-tax restructuring costs during the three and nine month periods ended November 30, 2021, under a prior restructuring plan referred to as Project Refuel, which was completed during the fourth quarter of fiscal 2022.

The following tables summarize restructuring charges recorded as a result of Project Pegasus for the periods presented:

	Three Months Ended November 30, 2022
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Severance and employee related costs	$426	$305	$444	$1,175
Professional fees	4,663	2,584	1,927	9,174
Contract termination	—	—	—	—
Other	1	4	109	114
Total restructuring charges	$5,090	$2,893	$2,480	$10,463

	Nine Months Ended November 30, 2022				Total Incurred Since Inception
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Severance and employee related costs	$898	$2,231	$889	$4,018	$4,018
Professional fees	4,663	2,712	1,927	9,302	9,302
Contract termination	—	1,500	—	1,500	1,500
Other	1	4	416	421	421
Total restructuring charges	$5,562	$6,447	$3,232	$15,241	$15,241

The table below presents a rollforward of our accruals related to Project Pegasus, which are included in accounts payable and accrued expenses and other current liabilities:

(in thousands)	Balance at February 28, 2022	Charges	Payments	Balance at November 30, 2022
Severance and employee related costs	$—	$4,018	$2,805	$1,213
Professional fees	—	9,302	2,196	7,106
Contract termination	—	1,500	—	1,500
Other	—	421	414	7
Total	$—	$15,241	$5,415	$9,826

Note 9 - Commitments and Contingencies

Legal Matters

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described below.

On December 23, 2021, Brita LP filed a complaint against Kaz USA, Inc. and Helen of Troy Limited in the United States District Court for the Western District of Texas (the “Patent Litigation”), alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. In the Patent Litigation, Brita LP seeks monetary damages and injunctive relief relating to the alleged infringement. Brita LP simultaneously filed a complaint with the United States International Trade Commission (“ITC”) against Kaz USA, Inc., Helen of Troy Limited and five other companies that sell water filtration systems (the “ITC Action”). The complaint in the ITC Action also alleges patent infringement by the Company with respect to a limited set of PUR gravity-fed water filtration systems. In the ITC Action, Brita LP requested the ITC to initiate an unfair import investigation relating to such filtration systems. This action seeks injunctive relief to prevent entry of PUR products (and certain other products) into the U.S. and removal of existing inventory that is already in the U.S. On January 25, 2022, the ITC instituted the investigation requested by the ITC Action. Discovery closed in the ITC Action in May 2022, and approximately half of the originally identified PUR gravity-fed water filters have been removed from the case and are no longer included in the ITC Action. In August 2022, the parties participated in the evidentiary hearing, with additional supplemental hearings in October 2022, and are awaiting a final opinion. The Patent Litigation has been stayed pending resolution of the ITC Action. We intend to vigorously pursue our claims and defenses in these proceedings. However, we cannot predict the outcome of these proceedings, the amount or range of any potential loss, or when the proceedings will be resolved. Litigation is inherently unpredictable, and the resolution or disposition of these proceedings could, if adversely determined, have a material and adverse impact on our financial position and results of operations.

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

During fiscal 2022, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Health & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. Our fiscal 2022 consolidated, and Health & Wellness segment’s, net sales revenue, gross profit and operating income was materially and adversely impacted by the stop shipment actions and the time needed to execute repackaging plans. We previously resumed normalized levels of shipping of the affected inventory and, during the third quarter of fiscal 2023, we completed the repackaging of our existing inventory of impacted products. Additionally, as a result of continuing dialogue with the EPA, we executed further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products, which were also completed during the third quarter of fiscal 2023. Although, we are not aware of any fines or penalties related to this matter imposed against us by the EPA, there can be no assurances that such fines or penalties will not be imposed.

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

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2022	2021	2022		2021
Cost of goods sold	$370	$306	$16,928	[1]	$13,775	[2]
SG&A	1,733	4,620	5,173		7,223
Total EPA compliance costs	$2,103	$4,926	$22,101		$20,998
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

In addition, we incurred and capitalized into inventory costs to repackage a portion of our existing inventory of the affected products beginning in the second quarter of fiscal 2022 through completion of the repackaging in the third quarter of fiscal 2023. We also expect to incur additional compliance costs, which may include incremental warehouse storage costs, charges from vendors, and legal fees, among other things. Such potential incremental EPA compliance costs will be expensed as incurred and could materially and adversely impact our consolidated and Health & Wellness segment’s gross profit and operating income. Additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. Accordingly, our business, results of operations and financial condition could be adversely and materially impacted in ways that we are not able to predict today. For additional information refer to Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “EPA Compliance Costs”.

Weather-Related Incident

On March 30, 2022, a third-party facility that we utilize for inventory storage incurred severe damage from a weather-related incident. The inventory that was stored at this facility primarily related to our Health & Wellness and Beauty segments. While the inventory is insured, some seasonal inventory and inventory designated for specific customer promotions was not accessible and subsequently determined to be damaged, and as a result, unfavorably impacted our net sales revenue during the first quarter of fiscal 2023. As a result of the damages to the inventory stored at the facility, during the first quarter of fiscal 2023, we recorded a charge to write-off the damaged inventory totaling $34.4 million, of which $29.9 million and $4.5 million related to our Health & Wellness and Beauty segments, respectively. These charges were fully offset by probable insurance recoveries of $34.4 million also recorded during the first quarter of fiscal 2023, which represented anticipated insurance proceeds, not to exceed the amount of the associated losses, for which receipt was deemed probable. The charges for the damaged inventory and the expected insurance recoveries are included in cost of goods sold in our condensed consolidated statement of income for the nine months ended November 30, 2022. During the third quarter of fiscal 2023, we received proceeds of $34.5 million from our insurance carriers related to this incident which are included in cash flows from operating activities in our condensed consolidated statement of cash flows for the nine months ended November 30, 2022. The Company also received final confirmation from our insurance carriers during the third quarter of 2023 of an additional $11.5 million in proceeds, which was collected during December 2022. As a result, during the third quarter of fiscal 2023, the Company recorded a gain of $9.7 million, net of costs incurred to dispose of the inventory, as a reduction of SG&A expense in our condensed consolidated statements of income, of which $8.2 million and $1.5 million was related to our Health & Wellness and Beauty segments, respectively. Any potential future proceeds from our business interruption insurance will be recognized when received.

Note 10 - Long-Term Debt
A summary of our long-term debt follows:

(in thousands)	November 30, 2022	February 28, 2022
Mississippi Business Finance Corporation Loan (the “MBFC Loan”) (1)	$14,807	$16,707
Credit Agreement (1):
Revolving loans	820,000	799,500
Term loans	248,438	—
Total borrowings under Credit Agreement	1,068,438	799,500
Subtotal	1,083,245	816,207
Unamortized prepaid financing fees	(2,785)	(2,991)
Total long-term debt	1,080,460	813,216
Less: current maturities of long-term debt	(20,872)	(1,884)
Long-term debt, excluding current maturities	$1,059,588	$811,332
(1)The weighted average interest rates on borrowings outstanding under the MBFC Loan and Credit Agreement as of November 30, 2022 were 5.4% and 5.9%, respectively, compared to 1.2% for both as of February 28, 2022.

Aggregate annual maturities of our long-term debt as of November 30, 2022 are as follows:

(in thousands)
Fiscal 2023 (balance for remainder of fiscal year)	$1,563
Fiscal 2024	21,057
Fiscal 2025	6,250
Fiscal 2026	1,054,375
Fiscal 2027	—
Thereafter	—
Total	$1,083,245

Capitalized Interest

During the three and nine month periods ended November 30, 2022, we incurred interest costs totaling $14.8 million and $30.0 million, respectively, of which we capitalized $1.7 million and $3.3 million, respectively, as part of property and equipment in connection with the construction of a new distribution center. During the three and nine month periods ended November 30, 2021, we incurred interest costs totaling $3.2 million and $9.5 million, respectively, of which none was capitalized.

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

The Credit Agreement was subsequently amended on November 2, 2022, to, among other things, permit the Company to enter into certain supply chain financing programs, structured vendor payable programs, payable financing programs or other similar financing programs, subject to certain conditions. The amendment also provides that these permitted supply chain arrangements are excluded for purposes of determining compliance with the maximum leverage ratio.

As of November 30, 2022, the balance of outstanding letters of credit was $18.2 million and the amount available for revolving borrowings under our Credit Agreement was $411.8 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As a result of our exercise of the qualified acquisition notice under the Credit Agreement, as of November 30, 2022, these covenants effectively limited our ability to incur more than $262.2 million of additional debt from all sources, including the Credit Agreement.

The floating interest rates, on our borrowings under the Credit Agreement, are hedged with interest rate swaps to effectively fix interest rates on $125 million of the outstanding principal balance under the revolving loans as of both November 30, 2022 and February 28, 2022. In connection with amending our Credit Agreement in June 2022, we updated our associated interest rate swap contracts to replace LIBOR with Term SOFR as the reference interest rate during the second quarter of fiscal 2023. In accordance with ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ( “ASU 2020-04”), we elected to apply the hedge accounting practical expedients related to changes to the critical terms of a hedging instrument, hedged item or forecasted transaction and changes in designated hedged interest rate risk. Application of these practical expedients allowed us to maintain hedge accounting for our interest rate swap contracts. See Notes 11, 12, and 13 for additional information regarding our interest rate swaps.

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

Debt Covenants

As of November 30, 2022, we were in compliance with all covenants as defined under the terms of the Credit Agreement and our other debt agreements.

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

	Carrying Amount and Fair Value
(in thousands)	November 30, 2022	February 28, 2022
Assets:
Cash equivalents (money market accounts)	$401	$438
Interest rate swaps	3,112	—
Foreign currency derivatives	2,511	2,918
Total assets	$6,024	$3,356

Liabilities:
Interest rate swaps	$—	$2,781
Foreign currency derivatives	293	825
Total liabilities	$293	$3,606

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

Note 12 - Financial Instruments and Risk Management

Foreign Currency Risk

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales, certain inventory purchases and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. Approximately 15% and 13% of our net sales revenue was denominated in foreign currencies during the three and nine month periods ended November 30, 2022, respectively, compared to 10% for both of the same periods last year. These sales were primarily denominated in British Pounds, Euros, Mexican Pesos, Canadian Dollars and Norwegian Kroner. We make most of our inventory purchases from manufacturers in Asia and primarily use the U.S. Dollar for such purchases.

In our condensed consolidated statements of income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign currency exchange rate gains and losses are recognized in SG&A. During the three and nine month periods ended November 30, 2022, we recorded foreign currency exchange rate net gains of $1.1 million and net losses of $1.4 million, respectively, in SG&A, compared to foreign currency exchange rate net losses of $0.3 million and $0.8 million, respectively, for the same periods last year.

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

Interest Rate Risk

Interest on our outstanding debt as of November 30, 2022 is based on floating interest rates. If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on $125.0 million of the outstanding principal balance under the Credit Agreement, which totaled $1,068.4 million as of November 30, 2022. Our interest rate swaps are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in OCI until the hedge transaction is settled, at which point amounts are reclassified from AOCI to our condensed consolidated statements of income. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

The following tables summarize the fair values of our derivative instruments as of the end of the periods presented:

(in thousands)	November 30, 2022
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- current
Forward contracts - sell Euro	Cash flow	11/2023		€17,670	$483	$—	$—	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2024		$40,450	1,243	—	—	24
Forward contracts - sell Pounds	Cash flow	1/2024		£25,225	775	—	34	145
Forward contracts - sell Australian Dollars	Cash flow	12/2022	A$	250	7	—	—	—
Forward contracts - sell Norwegian Kroner	Cash flow	10/2023	kr	40,000	—	—	35	—
Interest rate swaps	Cash flow	1/2024		$125,000	2,660	452	—	—
Subtotal					5,168	452	69	169

Derivatives not designated under hedge accounting
Forward contracts - buy Euro	(1)	12/2022		€606	3	—	—	—
Forward contracts - buy Pounds	(1)	12/2022		£2,152	—	—	55	—
Subtotal					3	—	55	—
Total fair value					$5,171	$452	$124	$169

(in thousands)	February 28, 2022
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- current
Forward contracts - sell Euro	Cash flow	2/2023		€17,000	$1,224	$—	$—	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2023		$40,000	475	—	—	—
Forward contracts - sell Pounds	Cash flow	2/2023		£24,000	1,219	—	—	—
Forward contracts - sell Australian Dollars	Cash flow	12/2022	A$	5,700	—	—	113	—
Interest rate swaps	Cash flow	1/2024		$125,000	—	—	1,446	1,335
Subtotal					2,918	—	1,559	1,335

Derivatives not designated under hedge accounting
Cross-currency debt swaps - Euro	(2)	4/2022		€6,000	—	—	244	—
Cross-currency debt swaps - Pounds	(2)	4/2022		£4,500	—	—	468	—
Subtotal					—	—	712	—
Total fair value					$2,918	$—	$2,271	$1,335

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

The pre-tax effects of derivative instruments designated as cash flow hedges were as follows for the periods presented:

	Three Months Ended November 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2022	2021	Location	2022	2021
Foreign currency contracts - cash flow hedges	$(685)	$3,686	Sales revenue, net	$4,484	$(354)
Interest rate swaps - cash flow hedges	1,471	1,045	Interest expense	168	(1,300)
Total	$786	$4,731		$4,652	$(1,654)

	Nine Months Ended November 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2022	2021	Location	2022	2021
Foreign currency contracts - cash flow hedges	$7,860	$5,951	Sales revenue, net	$8,395	$(2,441)
Interest rate swaps - cash flow hedges	5,100	821	Interest expense	(793)	(3,934)
Total	$12,960	$6,772		$7,602	$(6,375)

The pre-tax effects of derivative instruments not designated under hedge accounting were as follows for the periods presented:

	Gain (Loss) Recognized in Income
		Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	Location	2022	2021	2022	2021
Forward contracts	SG&A	$(12)	$—	$(262)	$—
Cross-currency debt swaps - principal	SG&A	—	575	875	915
Cross-currency debt swaps - interest	Interest expense	—	(1)	—	(3)
Total		$(12)	$574	$613	$912

We expect a net gain of $5.1 million associated with foreign currency contracts and interest rate swaps currently recorded in AOCI to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle. See Notes 11 and 13 to these condensed consolidated financial statements for more information.

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

Note 13 - Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component and related tax effects for the periods presented were as follows:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 28, 2021	$(7,576)	$(4,080)	$(11,656)
Other comprehensive income before reclassification	821	5,951	6,772
Amounts reclassified out of AOCI	3,934	2,441	6,375
Tax effects	(1,132)	(1,425)	(2,557)
Other comprehensive income	3,623	6,967	10,590
Balance at November 30, 2021	$(3,953)	$2,887	$(1,066)

Balance at February 28, 2022	$(2,126)	$2,328	$202
Other comprehensive income before reclassification	5,100	7,860	12,960
Amounts reclassified out of AOCI	793	(8,395)	(7,602)
Tax effects	(1,391)	(30)	(1,421)
Other comprehensive income (loss)	4,502	(565)	3,937
Balance at November 30, 2022	$2,376	$1,763	$4,139
See Notes 10, 11 and 12 to these condensed consolidated financial statements for additional information regarding our cash flow hedges.

Note 14 - Segment Information
As of November 30, 2022, we operated three reportable segments consisting of Home & Outdoor, Health & Wellness and Beauty. During the fourth quarter of fiscal 2023, we made changes to the structure of our organization in connection with our global restructuring plan (as further described in Note 8) that resulted in the Health & Wellness and Beauty operating segments being combined into a single reportable segment, which will be referred to as “Beauty & Wellness.” In connection with these organizational structure changes, corresponding changes were made to how our business is managed, how results are reported internally and to how our CEO, our chief operating decision maker, assesses performance and allocates resources. We believe that these changes better align internal resources and external go to market activities in order to create a more efficient and effective organizational structure. There were no changes to the products or brands included within our Home & Outdoor reportable segment as part of these organizational changes nor to the way in which our CEO assesses performance and allocates resources for the Home & Outdoor segment. Therefore, beginning with our fiscal 2023 Form 10-K, our future disclosures will reflect two reportable segments, Home & Outdoor and Beauty & Wellness, and we will recast the prior period segment information to conform to the change in the composition of these reportable segments. Accordingly, our external reportable segments will continue to align with our internal reporting to enable users of the financial statements to better understand our performance, better assess our prospects for future net cash flows, and make more informed judgements about the Company as a whole.

The following tables summarize segment information for the periods presented:

	Three Months Ended November 30, 2022
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Sales revenue, net	$228,937	$180,483	$149,186	$558,606
Restructuring charges	5,090	2,893	2,480	10,463
Operating income	30,847	21,257	25,089	77,193
Capital and intangible asset expenditures	28,788	3,830	941	33,559
Depreciation and amortization	4,716	3,446	3,551	11,713

	Three Months Ended November 30, 2021
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Sales revenue, net	$246,135	$203,900	$174,849	$624,884
Restructuring charges	—	—	5	5
Operating income	43,239	13,573	33,228	90,040
Capital and intangible asset expenditures	16,159	633	783	17,575
Depreciation and amortization	2,894	2,529	3,218	8,641

	Nine Months Ended November 30, 2022
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Sales revenue, net	$703,759	$529,930	$354,395	$1,588,084
Restructuring charges	5,562	6,447	3,232	15,241
Operating income	102,722	12,505	42,851	158,078
Capital and intangible asset expenditures	133,939	8,269	3,986	146,194
Depreciation and amortization	13,704	9,279	10,347	33,330

	Nine Months Ended November 30, 2021
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Sales revenue, net	$654,997	$549,475	$436,863	$1,641,335
Restructuring charges	369	—	11	380
Operating income	112,303	29,616	80,247	222,166
Capital and intangible asset expenditures	36,196	3,613	1,720	41,529
Depreciation and amortization	8,257	7,879	9,946	26,082

The following table presents net sales revenue by geographic region, in U.S. Dollars:

	Three Months Ended November 30,				Nine Months Ended November 30,
(in thousands)	2022		2021		2022		2021
U.S. sales revenue, net	$410,832	73.5%	$496,666	79.5%	$1,170,349	73.7%	$1,271,102	77.4%
International sales revenue, net	147,774	26.5%	128,218	20.5%	417,735	26.3%	370,233	22.6%
Total sales revenue, net	$558,606	100.0%	$624,884	100.0%	$1,588,084	100.0%	$1,641,335	100.0%

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

On August 16, 2022, the Inflation Reduction Act (the “Act”) was enacted and signed into law. The Act is a budget reconciliation package that includes significant law changes relating to tax, climate change, energy, and health care. The tax provisions include, among other items, a corporate alternative minimum tax of 15%, an excise tax of 1% on corporate stock buy-backs, energy-related tax credits, and additional IRS funding. We do not expect these tax provisions to have a material impact to our consolidated financial statements.

For the three months ended November 30, 2022, income tax expense as a percentage of income before income tax was 19.1% compared to 12.9% for the same period last year. The year-over-year increase in the effective tax rate is primarily due to lower forecasted annual income before income tax and shifts in the mix of income in our various tax jurisdictions, which were partially offset by increases in tax benefits for discrete items. For the nine months ended November 30, 2022, income tax expense as a percentage of income before income tax was 18.6% compared to 13.6% for the same period last year. The year-over-year increase in the effective tax rate is primarily due to lower forecasted annual income before income taxes, shifts in the mix of income in our various tax jurisdictions, and an increase in tax expense for discrete items.

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

The following table presents our weighted average basic and diluted shares outstanding for the periods shown:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2022	2021	2022	2021
Weighted average shares outstanding, basic	23,991	24,129	23,942	24,193
Incremental shares from share-based compensation arrangements	87	270	144	268
Weighted average shares outstanding, diluted	24,078	24,399	24,086	24,461

Anti-dilutive securities	53	20	45	16

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

This MD&A, including the tables under the headings “Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment” and “Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP),” reports operating income, operating margin, net income and diluted earnings per share (“EPS”) without the impact of acquisition-related expenses, EPA compliance costs, gain from insurance recoveries, restructuring charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based measures presented in our condensed consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges and benefits on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors. We further believe that including the excluded charges and benefits would not accurately reflect the underlying performance of our operations for the period in which the charges and benefits are incurred, even though such charges and benefits may be incurred and reflected in our GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information. These non-GAAP measures are discussed further and reconciled to their applicable GAAP-based measures contained in this MD&A beginning on page 46.

There were no material changes to the key financial measures discussed in our Form 10-K.

Overview

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. We have built leading market positions through new product innovation, product quality and competitive pricing. We currently operate three segments consisting of Home & Outdoor, Health & Wellness, and Beauty.

During the fourth quarter of fiscal 2023, we made changes to the structure of our organization in connection with our global restructuring plan (as further described below) that resulted in the Health & Wellness and Beauty operating segments being combined into a single reportable segment, which will be referred to as “Beauty & Wellness.” In connection with these organizational structure changes, corresponding changes were made to how our business is managed, how results are reported internally and to how our Chief Executive Officer (“CEO”), our chief operating decision maker, assesses performance and allocates resources. We believe that these changes better align internal resources and external go to market activities in order to create a more efficient and effective organizational structure. There were no changes to the products or brands included within our Home & Outdoor reportable segment as part of these organizational changes nor to the way in which our CEO assesses performance and allocates resources for the Home & Outdoor segment. Therefore, beginning with our fiscal 2023 Form 10-K, our future disclosures will reflect two reportable segments, Home & Outdoor and Beauty & Wellness, and we will recast the prior period segment information to conform to the change in the composition of these reportable segments. Accordingly, our external reportable segments will continue to align with our internal reporting to enable users of the financial statements to better understand our performance, better assess our prospects for future net cash flows, and make more informed judgements about the Company as a whole.

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

As part of the Project Pegasus initiative focused on streamlining and simplifying the organization, we are announcing plans to further change the structure of our organization, which include the creation of a North America Regional Market Organization (“RMO”) responsible for sales and go to market strategies for all categories and channels in the U.S. and Canada, and further centralization of certain functions under shared services, particularly in operations and finance to better support our business segments and RMOs. This new structure, inclusive of the organizational structure changes described above resulting in the reportable segment change, will reduce the size of our global workforce by approximately 10%. The majority of the role reductions are expected to be completed by March 1, 2023. Nearly all of the remaining role reductions are expected to be completed before the end of fiscal year 2024. We believe that these changes better focus business segment resources on brand development, consumer-centric innovation and marketing, the RMOs on sales and go to market strategies, and shared services on their respective areas of expertise while also creating a more efficient and effective organizational structure.

Consistent with the second quarter of fiscal 2023, we continue to have the following expectations regarding Project Pegasus:
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

In addition, we have implemented plans to reduce inventory levels, increase inventory turns, and improve cash flow and working capital. Improvements related to these initiatives began in the third quarter of fiscal 2023 and we expect improvements to continue during the remainder of fiscal 2023 and into fiscal 2024. Expectations regarding our Project Pegasus initiatives and our ability to realize targeted savings, including expectations concerning costs and savings, are based on management’s estimates available at the time and are subject to a number of assumptions that could materially impact our estimates.

During the three and nine month periods ended November 30, 2022, we incurred $10.5 million and $15.2 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the condensed consolidated statements of income. See Note 8 to the accompanying condensed consolidated financial statements for additional information.

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

On April 22, 2022, we completed the acquisition of Recipe Products Ltd., a producer of innovative prestige hair care products for all types of curly and wavy hair under the Curlsmith brand (“Curlsmith”). The Curlsmith brand and products were added to the Beauty segment. The total purchase consideration was $147.9 million in cash, net of a final net working capital adjustment and cash acquired. We incurred pre-tax acquisition expenses of $2.7 million during the nine months ended November 30, 2022, which were recognized in SG&A within our condensed consolidated statement of income.

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

On March 30, 2022, a third-party facility that we utilize for inventory storage incurred severe damage from a weather-related incident. The inventory that was stored at this facility primarily related to our Health & Wellness and Beauty segments. While the inventory is insured, some seasonal inventory and inventory designated for specific customer promotions was not accessible and subsequently determined to be damaged, and as a result, unfavorably impacted our net sales revenue during the first quarter of fiscal 2023. As a result of the damages to the inventory stored at the facility, during the first quarter of fiscal 2023, we recorded a charge to write-off the damaged inventory totaling $34.4 million, of which $29.9 million and $4.5 million related to our Health & Wellness and Beauty segments, respectively. These charges were fully offset by probable insurance recoveries of $34.4 million also recorded during the first quarter of fiscal 2023, which represented anticipated insurance proceeds, not to exceed the amount of the associated losses, for which receipt was deemed probable. The charges for the damaged inventory and the expected insurance recoveries are included in cost of goods sold in our condensed consolidated statement of income for the nine months ended November 30, 2022. During the third quarter of fiscal 2023, we received proceeds of $34.5 million from our insurance carriers related to this incident which are included in cash flows from operating activities in our condensed consolidated statement of cash flows for the nine months ended November 30, 2022. The Company also received final confirmation from our insurance carriers during the third quarter of 2023 of an additional $11.5 million in proceeds, which was collected during December 2022. As a result, during the third quarter of fiscal 2023, the Company recorded a gain of $9.7 million, net of costs incurred to dispose of the inventory, as a reduction of SG&A expense in our condensed consolidated statements of income, of which $8.2 million and $1.5 million was related to our Health & Wellness and Beauty segments, respectively. Any potential future proceeds from our business interruption insurance will be recognized when received.

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1.25 billion and matures on March 13, 2025. On June 28, 2022, we entered into an amendment to the Credit Agreement to, among other things, replace LIBOR with Term SOFR (as defined in the Credit Agreement) as the reference interest rate. Accordingly, we updated our interest rate swap contracts associated with the Credit Agreement borrowings to replace LIBOR with Term SOFR as the reference interest rate. In connection with the amendment, we also (i) exercised the accordion under the Credit Agreement and borrowed $250 million as term loans, and (ii) provided a notice relating to a qualified acquisition, which triggered temporary adjustments to the maximum leverage ratio as further described below. The Credit Agreement was subsequently amended on November 2, 2022, to, among other things, permit the Company to enter into certain supply chain financing programs, structured vendor payable programs, payable financing programs or other similar financing programs, subject to certain conditions. The amendment also provides that these permitted supply chain arrangements are excluded for purposes of determining compliance with the maximum leverage ratio. In addition, we have an unsecured loan agreement with the Mississippi Business Finance Corporation (the “MBFC”), which was entered into in connection with the issuance by MBFC of taxable industrial development revenue bonds (the “MBFC Loan”). On August 26, 2022, we entered into an amendment to the loan agreement for the unsecured MBFC Loan to, among other things, replace LIBOR with Term SOFR (as defined in the loan agreement) as the reference interest rate. For additional information, see Note 10 to the accompanying condensed consolidated financial statements and below under “Credit Agreement and Other Debt Agreements.”

Significant Trends Impacting the Business

Impact of Macroeconomic Trends
Beginning in March 2020, interest rates were at historically low levels, primarily due to impacts to the U.S economy caused by COVID-19. More recently, higher consumer demand, lower interest rates, global supply chain disruption, and other factors have contributed to rapidly accelerating economic inflation. To offset the impacts of inflation, since March 2022, the Federal Open Market Committee has been raising interest rates, and has stated it intends to continue to raise rates into 2023. During 2023 we have incurred higher average interest rates compared to the same period last year, and we expect this trend to continue during the remainder of fiscal year 2023. While the actual timing and extent of the future increases in interest rates remains unknown, higher long-term interest rates are expected to significantly increase interest expense on our outstanding debt. The financial markets, the global economy and global supply chain may also be adversely affected by the current or anticipated impact of military conflict, including the current conflict between Russia and Ukraine, or other geopolitical events. High inflation and interest rates have also negatively impacted consumer disposable income, credit availability and spending, among others, which have adversely impacted our business, financial condition, cash flows and results of operations and may continue to have an adverse impact during the remainder of fiscal year 2023. See further discussion below under “Consumer Spending and Changes in Shopping Preferences.” We expect continued uncertainty in our business and the global economy due to pressure from inflation, supply chain disruptions, volatility in employment trends and consumer confidence, ongoing uncertainties related to any new surges and responses to COVID-19, any of which may adversely impact our results.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 74% and 79% of our consolidated net sales revenue was from U.S. shipments during the three month periods ended November 30, 2022 and 2021, respectively. For the nine month periods ended November 30, 2022 and 2021, U.S. shipments were approximately 74% and 77% of our consolidated net sales revenue.

Among other things, high levels of inflation and interest rates may negatively impact consumer disposable income, credit availability and spending. Consumer purchases of discretionary items, including the products that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Additionally, the ongoing COVID-19 pandemic increases this uncertainty and may further impact the global supply chain, capital and financial markets and consumer confidence and spending. Dynamic changes in consumer spending and shopping patterns are also having an impact on retailer inventory levels. Our ability to sell to retailers is predicated on their ability to sell to the end consumer. During the second and third quarters of fiscal year 2023, we experienced an adverse impact on orders from customers as they aimed to rebalance their inventory levels due to lower consumer demand and shifts in consumer spending patterns. If orders from our retail customers continue to be adversely impacted, our sales, results of operations and cash flows may continue to be adversely impacted. We expect continued uncertainty in our business and the global economy due to inflation, changes in consumer spending patterns, and global supply chain disruptions. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

Our concentration of sales reflects the evolution of consumer shopping preferences to online or multichannel shopping experiences. Our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 26% and 23% of our total consolidated net sales revenue for the three and nine month periods ended November 30, 2022, respectively, and grew approximately 3% and 1%, respectively, as compared to the same periods in the prior year.

For the three and nine month periods ended November 30, 2021, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 23% and 22% of our total consolidated net sales revenue, respectively, and both declined approximately 7%, compared to the same periods in the prior year.

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

Continuing Impact of COVID-19
The COVID-19 pandemic continues to disrupt certain parts of our supply chain, which in certain cases has limited our ability to fulfill demand and may limit our ability to fulfill demand in the future. Surges in demand and shifts in shopping patterns related to COVID-19, as well as other factors, have strained the global freight network, which has resulted in higher costs, less capacity, and longer lead times. During fiscal 2023, we have been adversely impacted by COVID-19 related global supply chain disruptions and cost increases. The extent of COVID-19’s impact on the demand for certain of our product lines in the future will depend on continuing future developments, including any new variants and surges in the spread of COVID-19, our continued ability to source and distribute our products, the impact of COVID-19 on capital and financial markets, and the related impact on consumer confidence and spending, all of which are uncertain and difficult to predict considering the continuously evolving landscape. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

Global Supply Chain and Related Cost Inflation Trends
During fiscal 2021 and 2022, surges in demand and shifts in shopping patterns related to COVID-19, as well as other factors, strained the global supply chain network, which resulted in carrier-imposed capacity restrictions, carrier delays, and longer lead times. This increased demand for Chinese imports and COVID-19 illness and protocols within China caused disruptions to global supply chains. This increased demand led to the market cost of inbound freight increasing by several multiples compared to calendar year 2020 averages. The disruptions in the global supply chain and freight networks also resulted in shortages of qualified drivers, which limited inbound and outbound shipment capacity and increased our costs of goods sold and certain operating expenses. Demand for raw materials, components and semiconductor chips impacted by the supply chain challenges described above has created surges in prices and shortages of these materials may become more significant which could further increase our costs. Further, in the U.S., the surge in demand for labor and rising hourly labor wages have created labor shortages and higher labor costs. During fiscal 2023, as consumer demand has slowed in reaction to a highly inflationary economic environment, global supply chain capacity has improved and freight costs have begun to recede from their previous peaks. These global supply chain disruptions and related inflationary cost trends have adversely impacted our business, financial condition, cash flows and results of operations. Continuation of adverse trends, or more pronounced adverse impacts may arise which could have further negative impacts to our business, results of operations and financial condition.

EPA Compliance Costs
Some product lines within our Health & Wellness segment are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the U.S. Environmental Protection Agency (the “EPA”), U.S. Customs and Border Protection, the U.S. Food and Drug Administration, and the U.S. Consumer Product Safety Commission.

During fiscal 2022, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Health & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. Our fiscal 2022 consolidated, and Health & Wellness segment’s, net sales revenue, gross profit and operating income was materially and adversely impacted by the stop shipment actions and the time needed to execute repackaging plans. We previously resumed normalized levels of shipping of the affected inventory and, during the third quarter of fiscal 2023, we completed the repackaging of our existing inventory of impacted products. Additionally, as a result of continuing dialogue with the EPA, we executed further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products, which were also completed during the third quarter of fiscal 2023.

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

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2022	2021	2022		2021
Cost of goods sold	$370	$306	$16,928	[1]	$13,775	[2]
SG&A	1,733	4,620	5,173		7,223
Total EPA compliance costs	$2,103	$4,926	$22,101		$20,998
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

In addition, we incurred and capitalized into inventory costs to repackage a portion of our existing inventory of the affected products beginning in the second quarter of fiscal 2022 through completion of the repackaging in the third quarter of fiscal 2023. We also expect to incur additional compliance costs, which may include incremental warehouse storage costs, charges from vendors, and legal fees, among other things. Such potential incremental EPA compliance costs will be expensed as incurred and could materially and adversely impact our consolidated and Heath & Wellness segment's gross profit and operating income. Additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. Accordingly, our business, results of operations and financial condition could be adversely and materially impacted in ways that we are not able to predict today.

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

For the three months ended November 30, 2022, changes in foreign currency exchange rates had an unfavorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $7.1 million, or 1.1%, compared to a favorable year-over-year impact of $1.2 million, or 0.2% for the same period last year. For the nine months ended November 30, 2022, changes in foreign currency exchange rates had an unfavorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $14.8 million, or 0.9%, compared to a favorable year-over-year impact of $8.8 million, or 0.6% for the same period last year.

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

	Three Months Ended November 30,				% of Sales Revenue, net
(in thousands)	2022 (1)(2)	2021	$ Change	% Change	2022	2021
Sales revenue by segment, net
Home & Outdoor	$228,937	$246,135	$(17,198)	(7.0)%	41.0%	39.4%
Health & Wellness	180,483	203,900	(23,417)	(11.5)%	32.3%	32.6%
Beauty	149,186	174,849	(25,663)	(14.7)%	26.7%	28.0%
Total sales revenue, net	558,606	624,884	(66,278)	(10.6)%	100.0%	100.0%
Cost of goods sold	301,930	351,051	(49,121)	(14.0)%	54.1%	56.2%
Gross profit	256,676	273,833	(17,157)	(6.3)%	45.9%	43.8%
SG&A	169,020	183,788	(14,768)	(8.0)%	30.3%	29.4%
Restructuring charges	10,463	5	10,458	*	1.9%	—%
Operating income	77,193	90,040	(12,847)	(14.3)%	13.8%	14.4%
Non-operating income, net	5	52	(47)	(90.4)%	—%	—%
Interest expense	13,149	3,206	9,943	*	2.4%	0.5%
Income before income tax	64,049	86,886	(22,837)	(26.3)%	11.5%	13.9%
Income tax expense	12,223	11,203	1,020	9.1%	2.2%	1.8%
Net income	$51,826	$75,683	$(23,857)	(31.5)%	9.3%	12.1%

	Nine Months Ended November 30,				% of Sales Revenue, net
(in thousands)	2022 (1)(2)	2021	$ Change	% Change	2022	2021
Sales revenue by segment, net
Home & Outdoor	$703,759	$654,997	$48,762	7.4%	44.3%	39.9%
Health & Wellness	529,930	549,475	(19,545)	(3.6)%	33.4%	33.5%
Beauty	354,395	436,863	(82,468)	(18.9)%	22.3%	26.6%
Total sales revenue, net	1,588,084	1,641,335	(53,251)	(3.2)%	100.0%	100.0%
Cost of goods sold	898,791	936,322	(37,531)	(4.0)%	56.6%	57.0%
Gross profit	689,293	705,013	(15,720)	(2.2)%	43.4%	43.0%
SG&A	515,974	482,467	33,507	6.9%	32.5%	29.4%
Restructuring charges	15,241	380	14,861	*	1.0%	—%
Operating income	158,078	222,166	(64,088)	(28.8)%	10.0%	13.5%
Non-operating income, net	185	185	—	—%	—%	—%
Interest expense	26,688	9,508	17,180	*	1.7%	0.6%
Income before income tax	131,575	212,843	(81,268)	(38.2)%	8.3%	13.0%
Income tax expense	24,482	28,873	(4,391)	(15.2)%	1.5%	1.8%
Net income	$107,093	$183,970	$(76,877)	(41.8)%	6.7%	11.2%

(1)The three and nine month periods ended November 30, 2022 include approximately thirteen and thirty-two weeks of operating results from Curlsmith, respectively, which was acquired on April 22, 2022. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

(2)The three and nine month periods ended November 30, 2022 include operating results from Osprey, which was acquired on December 29, 2021. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

* Calculation is not meaningful.

Third Quarter Fiscal 2023 Financial Results

•Consolidated net sales revenue decreased 10.6%, or $66.3 million, to $558.6 million for the three months ended November 30, 2022, compared to $624.9 million for the same period last year.

•Consolidated operating income decreased 14.3%, or $12.8 million, to $77.2 million for the three months ended November 30, 2022, compared to $90.0 million for the same period last year. Consolidated operating margin decreased 0.6 percentage points to 13.8% of consolidated net sales revenue for the three months ended November 30, 2022, compared to 14.4% for the same period last year.

•Consolidated adjusted operating income decreased 12.7%, or $13.4 million, to $92.7 million for the three months ended November 30, 2022, compared to $106.1 million for the same period last year. Consolidated adjusted operating margin decreased 0.4 percentage points to 16.6% of consolidated net sales revenue for the three months ended November 30, 2022, compared to 17.0% for the same period last year.

•Net income decreased 31.5%, or $23.9 million, to $51.8 million for the three months ended November 30, 2022, compared to $75.7 million for the same period last year. Diluted EPS decreased 30.6% to $2.15 for the three months ended November 30, 2022, compared to $3.10 for the same period last year.

•Adjusted income decreased 26.9%, or $24.4 million, to $66.3 million for the three months ended November 30, 2022, compared to $90.6 million for the same period last year. Adjusted diluted EPS decreased 26.1% to $2.75 for the three months ended November 30, 2022, compared to $3.72 for the same period last year.

Year-To-Date Fiscal 2023 Financial Results

•Consolidated net sales revenue decreased 3.2%, or $53.3 million, to $1,588.1 million for the nine months ended November 30, 2022, compared to $1,641.3 million for the same period last year.

•Consolidated operating income decreased 28.8%, or $64.1 million, to $158.1 million for the nine months ended November 30, 2022, compared to $222.2 million for the same period last year. Consolidated operating margin decreased 3.5 percentage points to 10.0% of consolidated net sales revenue for the nine months ended November 30, 2022, compared to 13.5% for the same period last year.

•Consolidated adjusted operating income decreased 17.1%, or $48.2 million, to $234.2 million for the nine months ended November 30, 2022, compared to $282.5 million for the same period last year. Consolidated adjusted operating margin decreased 2.4 percentage points to 14.8% of consolidated net sales revenue for the nine months ended November 30, 2022, compared to 17.2% for the same period last year.

•Net income decreased 41.8%, or $76.9 million, to $107.1 million for the nine months ended November 30, 2022, compared to $184.0 million for the same period last year. Diluted EPS decreased 40.8% to $4.45 for the nine months ended November 30, 2022, compared to $7.52 for the same period last year.

•Adjusted income decreased 25.6%, or $61.8 million, to $179.1 million for the nine months ended November 30, 2022, compared to $240.9 million for the same period last year. Adjusted diluted

EPS decreased 24.5% to $7.44 for the nine months ended November 30, 2022, compared to $9.85 for the same period last year.

Consolidated and Segment Net Sales Revenue

The following tables summarize the impact that Organic business, foreign currency and acquisitions had on our net sales revenue by segment:

	Three Months Ended November 30,
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Fiscal 2022 sales revenue, net	$246,135	$203,900	$174,849	$624,884
Organic business	(57,262)	(22,046)	(36,242)	(115,550)
Impact of foreign currency	(3,191)	(1,371)	(2,512)	(7,074)
Acquisition (1)	43,255	—	13,091	56,346
Change in sales revenue, net	(17,198)	(23,417)	(25,663)	(66,278)
Fiscal 2023 sales revenue, net	$228,937	$180,483	$149,186	$558,606

Total net sales revenue growth (decline)	(7.0)%	(11.5)%	(14.7)%	(10.6)%
Organic business	(23.3)%	(10.8)%	(20.7)%	(18.5)%
Impact of foreign currency	(1.3)%	(0.7)%	(1.4)%	(1.1)%
Acquisition	17.6%	—%	7.5%	9.0%

	Nine Months Ended November 30,
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Fiscal 2022 sales revenue, net	$654,997	$549,475	$436,863	$1,641,335
Organic business	(85,186)	(16,939)	(104,759)	(206,884)
Impact of foreign currency	(7,950)	(2,606)	(4,253)	(14,809)
Acquisition (1)	141,898	—	26,544	168,442
Change in sales revenue, net	48,762	(19,545)	(82,468)	(53,251)
Fiscal 2023 sales revenue, net	$703,759	$529,930	$354,395	$1,588,084

Total net sales revenue growth (decline)	7.4%	(3.6)%	(18.9)%	(3.2)%
Organic business	(13.0)%	(3.1)%	(24.0)%	(12.6)%
Impact of foreign currency	(1.2)%	(0.5)%	(1.0)%	(0.9)%
Acquisition	21.7%	—%	6.1%	10.3%

(1)Beauty segment's sales from acquisition for the three and nine month periods ended November 30, 2022 includes approximately thirteen and thirty-two weeks of operating results from Curlsmith, respectively, which was acquired on April 22, 2022. Home & Outdoor segment's sales from acquisition for the three and nine month periods ended November 30, 2022 includes operating results from Osprey, which was acquired on December 29, 2021. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

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

The following tables summarize the impact that Core business and Non-Core (Personal Care) business had on our net sales revenue by segment:

	Three Months Ended November 30,
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Fiscal 2022 sales revenue, net	$246,135	$203,900	$174,849	$624,884
Core business	(17,198)	(23,417)	(21,288)	(61,903)
Non-Core business (Personal Care)	—	—	(4,375)	(4,375)
Change in sales revenue, net	(17,198)	(23,417)	(25,663)	(66,278)
Fiscal 2023 sales revenue, net	$228,937	$180,483	$149,186	$558,606

Total net sales revenue decline	(7.0)%	(11.5)%	(14.7)%	(10.6)%
Core business	(7.0)%	(11.5)%	(12.2)%	(9.9)%
Non-Core business (Personal Care)	—%	—%	(2.5)%	(0.7)%

	Nine Months Ended November 30,
(in thousands)	Home & Outdoor	Health & Wellness	Beauty	Total
Fiscal 2022 sales revenue, net	$654,997	$549,475	$436,863	$1,641,335
Core business	48,762	(19,545)	(52,231)	(23,014)
Non-Core business (Personal Care)	—	—	(30,237)	(30,237)
Change in sales revenue, net	48,762	(19,545)	(82,468)	(53,251)
Fiscal 2023 sales revenue, net	$703,759	$529,930	$354,395	$1,588,084

Total net sales revenue growth (decline)	7.4%	(3.6)%	(18.9)%	(3.2)%
Core business	7.4%	(3.6)%	(12.0)%	(1.4)%
Non-Core business (Personal Care)	—%	—%	(6.9)%	(1.8)%

Leadership Brand and Other Net Sales Revenue

The following tables summarize our Leadership Brand and other net sales revenue:

	Three Months Ended November 30,
(in thousands)	2022	2021	$ Change	% Change
Leadership Brand sales revenue, net (1)	$451,500	$506,982	$(55,482)	(10.9)%
All other sales revenue, net	107,106	117,902	(10,796)	(9.2)%
Total sales revenue, net	$558,606	$624,884	$(66,278)	(10.6)%

	Nine Months Ended November 30,
(in thousands)	2022	2021	$ Change	% Change
Leadership Brand sales revenue, net (1)	$1,338,849	$1,329,858	$8,991	0.7%
All other sales revenue, net	249,235	311,477	(62,242)	(20.0)%
Total sales revenue, net	$1,588,084	$1,641,335	$(53,251)	(3.2)%

(1)The three and nine months ended November 30, 2022 include operating results from Osprey, which was acquired on December 29, 2021. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

Consolidated Net Sales Revenue

Comparison of Third Quarter Fiscal 2023 to Third Quarter Fiscal 2022
Consolidated net sales revenue decreased $66.3 million, or 10.6%, to $558.6 million, compared to $624.9 million. The decline was primarily driven by a decrease from Organic business of $115.6 million, or 18.5%, primarily due to:
•lower sales in all segments due to lower consumer demand, shifts in consumer spending patterns and reduced orders from retail customers due to higher trade inventory levels;
•the unfavorable comparative impact of approximately $15 million from earlier than typical customer orders in the third quarter of fiscal 2022 as retailers accelerated orders to try to avoid supply chain disruptions during the prior year holiday season; and
•a net sales revenue decline of $4.4 million in Non-Core business due to the sale of our Personal Care business.

These factors were partially offset by the impact of customer price increases related to rising freight and product costs and an increase in sales of humidification products in our Health & Wellness segment.

The Osprey and Curlsmith acquisitions contributed $43.3 million and $13.1 million, respectively, or 9.0% to consolidated net sales revenue growth.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $7.1 million, or 1.1%.

Net sales revenue from our Leadership Brands was $451.5 million, compared to $507.0 million for the same period last year, representing a decrease of 10.9%.

Comparison of First Nine Months of Fiscal 2023 to First Nine Months of Fiscal 2022
Consolidated net sales revenue decreased $53.3 million, or 3.2%, to $1,588.1 million, compared to $1,641.3 million. The decline was driven by a decrease from Organic business of $206.9 million, or 12.6%, primarily reflecting:
•lower sales in all segments due to lower consumer demand, shifts in consumer spending patterns and reduced orders from retail customers due to higher trade inventory levels;
•the unfavorable comparative impacts of approximately $20 million from retailers that accelerated orders into the fourth quarter of fiscal 2022, approximately $15 million from orders that were not able to be shipped at the end of the fourth quarter of fiscal 2021 due to the impact of the late-February winter storm in the U.S. (“Winter Storm Uri”) that were shipped in the first quarter of fiscal 2022 and approximately $15 million of earlier than typical customer orders in the third quarter of fiscal 2022 as retailers accelerated orders to try to avoid supply chain disruptions during the prior year holiday season; and
•a net sales revenue decline of $30.2 million in Non-Core business due to the sale of our Personal Care business.

These factors were partially offset by:
•an increase in sales in our Health & Wellness segment air filtration, humidification and water filtration categories as a result of the EPA packaging compliance matter and related stop shipment actions in the comparative prior year period and higher seasonal heaters and humidification product sales;
•higher prestige market personal care category sales in our Beauty segment; and
•the impact of customer price increases related to rising freight and product costs.

The Osprey and Curlsmith acquisitions contributed $141.9 million and $26.5 million, respectively, or 10.3% to consolidated net sales revenue growth.

Net sales revenue was also unfavorably impacted by net foreign currency fluctuations of approximately $14.8 million, or 0.9%.
Net sales revenue from our Leadership Brands was $1,338.8 million, compared to $1,329.9 million for the same period last year, representing an increase of 0.7%.

Segment Net Sales Revenue

Home & Outdoor

Comparison of Third Quarter Fiscal 2023 to Third Quarter Fiscal 2022
Net sales revenue decreased $17.2 million, or 7.0%, to $228.9 million, compared to $246.1 million. The decline was driven by a decrease from Organic business of $57.3 million, or 23.3%, primarily due to:
•declines in sales primarily due to lower consumer demand driven by shifts in consumer spending patterns and reduced orders from retail customers due to higher trade inventory levels;
•the unfavorable comparative impact of earlier than typical customer orders in the third quarter of fiscal 2022 as retailers accelerated orders to try to avoid supply chain disruptions during the prior year holiday season; and
•lower sales in the club channel.

These factors were partially offset by higher sales in the closeout channel and the impact of customer price increases related to rising freight and product costs.

The Osprey acquisition contributed $43.3 million, or 17.6%, to segment net sales revenue growth.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $3.2 million, or 1.3%.

Comparison of First Nine Months of Fiscal 2023 to First Nine Months of Fiscal 2022
Net sales revenue increased $48.8 million, or 7.4%, to $703.8 million, compared to $655.0 million, primarily due to the contribution from the acquisition of Osprey of $141.9 million, or 21.7%, to segment net sales revenue growth. This growth was partially offset by a decrease from Organic business of $85.2 million, or 13.0%, primarily due to:
•declines in sales primarily due to lower consumer demand driven by shifts in consumer spending patterns and reduced orders from retail customers due to higher trade inventory levels;
•the unfavorable comparative impacts of retailers that accelerated orders into the fourth quarter of fiscal 2022, orders that were not able to be shipped at the end of the fourth quarter of fiscal 2021 due to the impact of Winter Storm Uri that were shipped in the first quarter of fiscal 2022 and earlier than typical customer orders in the third quarter of fiscal 2022 as retailers accelerated orders to try to avoid supply chain disruptions during the prior year holiday season; and
•lower sales in the club channel.

These factors were partially offset by higher sales in the closeout channel and the impact of customer price increases related to rising freight and product costs.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $8.0 million, or 1.2%.

Health & Wellness

Comparison of Third Quarter Fiscal 2023 to Third Quarter Fiscal 2022
Net sales revenue decreased $23.4 million, or 11.5%, to $180.5 million, compared to $203.9 million. The decline was driven by a decrease from Organic business of $22.0 million, or 10.8%, primarily due to lower sales of thermometry, seasonal categories, water filtration, and air filtration products primarily driven by lower consumer demand, shifts in consumer spending patterns and reduced orders from retail customers due to higher trade inventory levels.

These factors were partially offset by:
•an increase in sales of humidification products;
•growth in international sales; and
•the impact of customer price increases related to rising freight and product costs.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $1.4 million, or 0.7%.

Comparison of First Nine Months of Fiscal 2023 to First Nine Months of Fiscal 2022
Net sales revenue decreased $19.5 million, or 3.6%, to $529.9 million, compared to $549.5 million. The decline was driven by a decrease from Organic business of $16.9 million, or 3.1%, primarily due to:
•lower sales of thermometry and air filtration products primarily driven by lower consumer demand, shifts in consumer spending patterns and reduced orders from retail customers due to higher trade inventory levels;
•the unfavorable comparative impact of orders that were not able to be shipped at the end of the fourth quarter of fiscal 2021 due to the impact of Winter Storm Uri that were shipped in the first quarter of fiscal 2022; and
•a decrease in seasonal fan sales.

These factors were partially offset by:
•an increase in sales of air filtration, humidification and water filtration products as a result of the EPA packaging compliance matter and related stop shipment actions in the comparative prior year period;
•higher seasonal heaters and humidification product sales; and
•the impact of customer price increases related to rising freight and product costs.

Net sales revenue was also unfavorably impacted by net foreign currency fluctuations of approximately $2.6 million, or 0.5%.

Beauty

Comparison of Third Quarter Fiscal 2023 to Third Quarter Fiscal 2022
Net sales revenue decreased $25.7 million, or 14.7%, to $149.2 million, compared to $174.8 million. The decline was driven by a decrease from Organic business of $36.2 million, or 20.7%, primarily due to:
•reduced hair appliances category sales driven by lower consumer demand, shifts in consumer spending patterns and reduced orders from retail customers due to higher trade inventory levels;
•the unfavorable comparative impact of earlier than typical customer orders in the third quarter of fiscal 2022 as retailers accelerated orders to try to avoid supply chain disruptions during the prior year holiday season; and
•a decline in Non-Core business net sales revenue due to the sale of our Personal Care business.

These factors were partially offset by the impact of customer price increases related to rising freight and product costs.

The Curlsmith acquisition contributed $13.1 million, or 7.5%, to segment net sales revenue growth.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $2.5 million, or 1.4%.

Comparison of First Nine Months of Fiscal 2023 to First Nine Months of Fiscal 2022
Net sales revenue decreased $82.5 million, or 18.9%, to $354.4 million, compared to $436.9 million. The decline was driven by a decrease from Organic business of $104.8 million, or 24.0%, primarily reflecting:
•reduced hair appliances category sales due to lower consumer demand, shifts in consumer spending patterns and reduced orders from retail customers due to higher trade inventory levels;
•the unfavorable comparative impacts of retailers that accelerated orders into the fourth quarter of fiscal 2022, orders that were not able to be shipped at the end of the fourth quarter of fiscal 2021 due to the impact of Winter Storm Uri that were shipped in the first quarter of fiscal 2022 and earlier than typical customer orders in the third quarter of fiscal 2022 as retailers accelerated orders to try to avoid supply chain disruptions during the prior year holiday season; and
•a decline in Non-Core business net sales revenue due to the sale of our Personal Care business.

These factors were partially offset by higher prestige market personal care category sales and the impact of customer price increases related to rising freight and product costs.

The Curlsmith acquisition contributed $26.5 million, or 6.1%, to segment net sales revenue growth.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $4.3 million, or 1.0%.

Consolidated Gross Profit Margin

Comparison of Third Quarter Fiscal 2023 to Third Quarter Fiscal 2022
Consolidated gross profit margin increased 2.1 percentage points to 45.9%, compared to 43.8%. The increase in consolidated gross profit margin was primarily due to:
•a favorable mix of more Home & Outdoor sales within our consolidated net sales revenue;
•a more favorable customer mix within the Home & Outdoor segment; and
•a more favorable product mix within the Beauty segment primarily due to the acquisition of Curlsmith.

These factors were partially offset by a less favorable product mix within the Home & Outdoor segment due to the acquisition of Osprey and the net dilutive impact of inflationary costs and related customer price increases.

Comparison of First Nine Months of Fiscal 2023 to First Nine Months of Fiscal 2022
Consolidated gross profit margin increased 0.4 percentage points to 43.4%, compared to 43.0%. The increase in consolidated gross profit margin was primarily due to a more favorable product mix within the Beauty segment primarily due to the acquisition of Curlsmith and a more favorable customer mix within the Home & Outdoor segment.

These factors were partially offset by:
•the unfavorable impact of less Beauty segment sales within our consolidated net sales revenue;
•an increase in EPA compliance costs recognized in cost of goods sold in the Health & Wellness segment of $3.2 million;
•a less favorable product mix within the Home & Outdoor segment due to the acquisition of Osprey; and
•the net dilutive impact of inflationary costs and related customer price increases.

Consolidated SG&A

Comparison of Third Quarter Fiscal 2023 to Third Quarter Fiscal 2022
Consolidated SG&A ratio increased 0.9 percentage points to 30.3%, compared to 29.4%. The increase in the consolidated SG&A ratio was primarily due to:
•the unfavorable leverage impact of the decrease in net sales;
•higher salary and wage costs;
•higher marketing expense;
•increased amortization expense;
•higher outbound freight costs; and
•higher share-based compensation expense.

These factors were partially offset by:
•a gain from insurance recoveries on damaged inventory of $9.7 million;
•reduced annual incentive compensation expense;
•the favorable leverage impact of customer price increases related to inflationary costs;
•a decrease in EPA compliance costs of $2.9 million in the Health & Wellness segment; and
•the favorable comparative impact of acquisition-related expense incurred in connection with the Osprey transaction during the prior year period.

Comparison of First Nine Months of Fiscal 2023 to First Nine Months of Fiscal 2022
Consolidated SG&A ratio increased 3.1 percentage points to 32.5%, compared to 29.4%. The increase in the consolidated SG&A ratio was primarily due to:
•the unfavorable leverage impact of the decrease in net sales;
•higher distribution expense;
•increased salary and wage costs;
•higher marketing expense;
•increased amortization expense;
•an increase in outbound freight costs; and
•higher share-based compensation expense.

These factors were partially offset by:
•reduced annual incentive compensation expense;
•the favorable leverage impact of customer price increases related to inflationary costs;
•a gain from insurance recoveries on damaged inventory of $9.7 million; and
•a decrease in EPA compliance costs of $2.1 million in the Health & Wellness segment.

Restructuring Charges

During the three and nine month periods ended November 30, 2022, we incurred $10.5 million and $15.2 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the condensed consolidated statements of income and were primarily comprised of professional fees and severance and employee related costs. We recognized an insignificant amount and $0.4 million, respectively, of pre-tax restructuring costs during the three and nine month periods ended November 30, 2021, under a prior restructuring plan referred to as Project Refuel, which was completed during the fourth quarter of fiscal 2022.

Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment

In order to provide a better understanding of the impact of certain items on our operating income, the tables that follow report the comparative pre-tax impact of acquisition-related expenses, EPA compliance costs, gain from insurance recoveries, restructuring charges, amortization of intangible assets, and non-cash share-based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods presented below. Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended November 30, 2022
(in thousands)	Home & Outdoor (1)		Health & Wellness		Beauty (2)		Total
Operating income, as reported (GAAP)	$30,847	13.5%	$21,257	11.8%	$25,089	16.8%	$77,193	13.8%
Acquisition-related expenses	(2)	—%	—	—%	2	—%	—	—%
EPA compliance costs	—	—%	2,103	1.2%	—	—%	2,103	0.4%
Gain from insurance recoveries	—	—%	(8,167)	(4.5)%	(1,509)	(1.0)%	(9,676)	(1.7)%
Restructuring charges	5,090	2.2%	2,893	1.6%	2,480	1.7%	10,463	1.9%
Subtotal	35,935	15.7%	18,086	10.0%	26,062	17.5%	80,083	14.3%
Amortization of intangible assets	1,756	0.8%	582	0.3%	2,314	1.6%	4,652	0.8%
Non-cash share-based compensation	2,169	0.9%	2,665	1.5%	3,107	2.1%	7,941	1.4%
Adjusted operating income (non-GAAP)	$39,860	17.4%	$21,333	11.8%	$31,483	21.1%	$92,676	16.6%

	Three Months Ended November 30, 2021
(in thousands)	Home & Outdoor		Health & Wellness		Beauty		Total
Operating income, as reported (GAAP)	$43,239	17.6%	$13,573	6.7%	$33,228	19.0%	$90,040	14.4%
Acquisition-related expenses	1,605	0.7%	—	—%	—	—%	1,605	0.3%
EPA compliance costs	—	—%	4,926	2.4%	—	—%	4,926	0.8%
Restructuring charges	—	—%	—	—%	5	—%	5	—%
Subtotal	44,844	18.2%	18,499	9.1%	33,233	19.0%	96,576	15.5%
Amortization of intangible assets	525	0.2%	572	0.3%	1,897	1.1%	2,994	0.5%
Non-cash share-based compensation	2,339	1.0%	2,717	1.3%	1,493	0.9%	6,549	1.0%
Adjusted operating income (non-GAAP)	$47,708	19.4%	$21,788	10.7%	$36,623	20.9%	$106,119	17.0%

	Nine Months Ended November 30, 2022
(in thousands)	Home & Outdoor (1)		Health & Wellness		Beauty (2)		Total
Operating income, as reported (GAAP)	$102,722	14.6%	$12,505	2.4%	$42,851	12.1%	$158,078	10.0%
Acquisition-related expenses	117	—%	—	—%	2,667	0.8%	2,784	0.2%
EPA compliance costs	—	—%	22,101	4.2%	—	—%	22,101	1.4%
Gain from insurance recoveries	—	—%	(8,167)	(1.5)%	(1,509)	(0.4)%	(9,676)	(0.6)%
Restructuring charges	5,562	0.8%	6,447	1.2%	3,232	0.9%	15,241	1.0%
Subtotal	108,401	15.4%	32,886	6.2%	47,241	13.3%	188,528	11.9%
Amortization of intangible assets	5,255	0.7%	1,743	0.3%	6,664	1.9%	13,662	0.9%
Non-cash share-based compensation	10,807	1.5%	11,078	2.1%	10,170	2.9%	32,055	2.0%
Adjusted operating income (non-GAAP)	$124,463	17.7%	$45,707	8.6%	$64,075	18.1%	$234,245	14.8%

	Nine Months Ended November 30, 2021
(in thousands)	Home & Outdoor		Health & Wellness		Beauty		Total
Operating income, as reported (GAAP)	$112,303	17.1%	$29,616	5.4%	$80,247	18.4%	$222,166	13.5%
Acquisition-related expenses	1,605	0.2%	—	—%	—	—%	1,605	0.1%
EPA compliance costs	—	—%	20,998	3.8%	—	—%	20,998	1.3%
Restructuring charges	369	0.1%	—	—%	11	—%	380	—%
Subtotal	114,277	17.4%	50,614	9.2%	80,258	18.4%	245,149	14.9%
Amortization of intangible assets	1,562	0.2%	1,709	0.3%	5,692	1.3%	8,963	0.5%
Non-cash share-based compensation	11,047	1.7%	10,229	1.9%	7,073	1.6%	28,349	1.7%
Adjusted operating income (non-GAAP)	$126,886	19.4%	$62,552	11.4%	$93,023	21.3%	$282,461	17.2%

(1)The three and nine month periods ended November 30, 2022 include operating results from Osprey, which was acquired on December 29, 2021. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

(2)The three and nine month periods ended November 30, 2022 include approximately thirteen and thirty-two weeks of operating results from Curlsmith, respectively, which was acquired on April 22, 2022. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

Consolidated Operating Income

Comparison of Third Quarter Fiscal 2023 to Third Quarter Fiscal 2022
Consolidated operating income was $77.2 million, or 13.8% of net sales revenue, compared to $90.0 million, or 14.4% of net sales revenue. The 0.6 percentage point decrease in consolidated operating margin was primarily due to:
•unfavorable operating leverage;
•restructuring charges of $10.5 million;
•the unfavorable impact of less Beauty segment sales within our consolidated net sales revenue;
•a less favorable product mix within the Home & Outdoor segment due to the acquisition of Osprey;
•higher salary and wage costs;
•higher outbound freight costs;
•increased amortization expense; and
•higher share-based compensation expense.

These factors were partially offset by:
•a gain from insurance recoveries on damaged inventory of $9.7 million;
•reduced annual incentive compensation expense;
•a decrease in EPA compliance costs of $2.8 million in the Health & Wellness segment;
•the favorable comparative impact of acquisition-related expense incurred in connection with the Osprey transaction during the prior year period;
•a more favorable customer mix within the Home & Outdoor segment; and
•a more favorable product mix within the Beauty segment primarily due to the acquisition of Curlsmith.

Consolidated adjusted operating income decreased 12.7% to $92.7 million, or 16.6% of net sales revenue, compared to $106.1 million, or 17.0% of net sales revenue.

Comparison of First Nine Months of Fiscal 2023 to First Nine Months of Fiscal 2022
Consolidated operating income was $158.1 million, or 10.0% of net sales revenue, compared to $222.2 million, or 13.5% of net sales revenue. The 3.5 percentage point decrease in consolidated operating margin was primarily due to:
•unfavorable operating leverage;
•higher distribution expense;
•increased salary and wage costs;
•a less favorable product mix within the Home & Outdoor segment due to the acquisition of Osprey;
•an increase in restructuring charges of $14.9 million;
•higher marketing expense;
•increased amortization expense;
•an increase in outbound freight costs; and
•higher share-based compensation expense.

These factors were partially offset by:
•a favorable mix of more Home & Outdoor sales within our consolidated net sales revenue;
•reduced annual incentive compensation expense;
•a gain from insurance recoveries of $9.7 million;
•a more favorable product mix within the Beauty segment primarily due to the acquisition of Curlsmith; and
•a more favorable customer mix within the Home & Outdoor segment.

Consolidated adjusted operating income decreased 17.1% to $234.2 million, or 14.8% of net sales revenue, compared to $282.5 million, or 17.2% of net sales revenue.

Home & Outdoor

Comparison of Third Quarter Fiscal 2023 to Third Quarter Fiscal 2022
Operating income was $30.8 million, or 13.5% of segment net sales revenue, compared to $43.2 million, or 17.6% of segment net sales revenue. The 4.1 percentage point decrease in segment operating margin was primarily due to:
•the impact of the acquisition of Osprey, which has a lower operating margin than the rest of the Home & Outdoor segment;
•increased salary and wage costs;
•restructuring charges of $5.1 million; and
•unfavorable operating leverage.

These factors were partially offset by:
•reduced annual incentive compensation expense;
•a decrease in distribution expense;
•the net impact of inflationary costs and related customer price increases;
•lower inventory obsolescence expense; and
•a more favorable customer mix.

Adjusted operating income decreased 16.5% to $39.9 million, or 17.4% of segment net sales revenue, compared to $47.7 million, or 19.4% of segment net sales revenue.

Comparison of First Nine Months of Fiscal 2023 to First Nine Months of Fiscal 2022
Operating income was $102.7 million, or 14.6% of segment net sales revenue, compared to $112.3 million, or 17.1% of segment net sales revenue. The 2.5 percentage point decrease in segment operating margin was primarily due to:
•the impact of the acquisition of Osprey, which has a lower operating margin than the rest of the Home & Outdoor segment;
•an increase in distribution expense;
•higher salary and wage costs; and
•an increase in restructuring charges of $5.2 million.

These factors were partially offset by:
•a more favorable customer mix; and
•reduced annual incentive compensation expense.

Adjusted operating income decreased 1.9% to $124.5 million, or 17.7% of segment net sales revenue, compared to $126.9 million, or 19.4% of segment net sales revenue.

Health & Wellness

Comparison of Third Quarter Fiscal 2023 to Third Quarter Fiscal 2022
Operating income was $21.3 million, or 11.8% of segment net sales revenue, compared to $13.6 million, or 6.7% of segment net sales revenue. The 5.1 percentage point increase in segment operating margin was primarily due to:
•a gain from insurance recoveries on damaged inventory of $8.2 million;
•a decrease in EPA compliance costs of $2.8 million;
•lower inventory obsolescence expense;
•the net impact of inflationary costs and related customer price increases;
•decreased annual incentive compensation expense;
•reduced salary and wage costs;
•lower outbound freight costs; and
•an increase in duty refunds received.

These factors were partially offset by:
•unfavorable operating leverage;
•restructuring charges of $2.9 million; and
•higher distribution expense.

Adjusted operating income decreased 2.1% to $21.3 million, or 11.8% of segment net sales revenue, compared to $21.8 million, or 10.7% of segment net sales revenue.

Comparison of First Nine Months of Fiscal 2023 to First Nine Months of Fiscal 2022
Operating income was $12.5 million, or 2.4% of segment net sales revenue, compared to $29.6 million, or 5.4% of segment net sales revenue. The 3.0 percentage point decrease in segment operating margin was primarily due to:
•higher distribution expense;
•unfavorable operating leverage;
•restructuring charges of $6.4 million;
•the unfavorable comparative impact of tariff exclusion refunds received in the prior year period;
•an increase in EPA compliance costs of $1.1 million;
•higher marketing expense;
•an increase in legal fees;
•an increase in share-based compensation expense; and

•increased outbound freight costs.

These factors were partially offset by:
•a gain from insurance recoveries on damaged inventory of $8.2 million;
•the net impact of inflationary costs and related customer price increases;
•reduced salary and wage costs; and
•decreased annual incentive compensation expense.

Adjusted operating income decreased 26.9% to $45.7 million, or 8.6% of segment net sales revenue, compared to $62.6 million, or 11.4% of segment net sales revenue.

Beauty

Comparison of Third Quarter Fiscal 2023 to Third Quarter Fiscal 2022
Operating income was $25.1 million, or 16.8% of segment net sales revenue, compared to $33.2 million, or 19.0% of segment net sales revenue. The 2.2 percentage point decrease in segment operating margin was primarily due to:
•unfavorable operating leverage;
•increased salary and wage costs;
•restructuring charges of $2.5 million;
•higher share-based compensation expense;
•the net dilutive impact of inflationary costs and related customer price increases;
•an increase in inventory obsolescence expense;
•higher distribution expense;
•increased outbound freight costs; and
•an increase in amortization expense.

These factors were partially offset by:
•decreased annual incentive compensation expense;
•a gain from insurance recoveries on damaged inventory of $1.5 million;
•favorable foreign currency exchange rate impacts; and
•a more favorable product mix primarily due to the acquisition of Curlsmith.

Adjusted operating income decreased 14.0% to $31.5 million, or 21.1% of segment net sales revenue, compared to $36.6 million, or 20.9% of segment net sales revenue.

Comparison of First Nine Months of Fiscal 2023 to First Nine Months of Fiscal 2022
Operating income was $42.9 million, or 12.1% of segment net sales revenue, compared to $80.2 million, or 18.4% of segment net sales revenue. The 6.3 percentage point decrease in segment operating margin was primarily due to:
•unfavorable operating leverage;
•increased salary and wage costs;
•higher distribution expense;
•an increase in marketing expense;
•higher share-based compensation expense;
•the net dilutive impact of inflationary costs and related customer price increases;
•restructuring charges of $3.2 million;
•higher acquisition-related expense in connection with the Curlsmith transaction; and
•an increase in amortization expense.

These factors were partially offset by:
•decreased annual incentive compensation expense;
•the gain from insurance recoveries on damaged inventory of $1.5 million;
•lower inventory obsolescence expense; and
•a more favorable product mix primarily due to the acquisition of Curlsmith.

Adjusted operating income decreased 31.1% to $64.1 million, or 18.1% of segment net sales revenue, compared to $93.0 million, or 21.3% of segment net sales revenue.

Interest Expense

Comparison of Third Quarter Fiscal 2023 to Third Quarter Fiscal 2022
Interest expense was $13.1 million, compared to $3.2 million. The increase in interest expense was primarily due to higher average levels of debt outstanding, including borrowings to fund the acquisitions of Osprey and Curlsmith as well as construction of a new distribution center, and higher average interest rates compared to the same period last year.

Comparison of First Nine Months of Fiscal 2023 to First Nine Months of Fiscal 2022
Interest expense was $26.7 million, compared to $9.5 million. The increase in interest expense was primarily due to higher average levels of debt outstanding, including borrowings to fund the acquisitions of Osprey and Curlsmith as well as construction of a new distribution center, and higher average interest rates compared to the same period last year.

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

On August 16, 2022, the Inflation Reduction Act (the “Act”) was enacted and signed into law. The Act is a budget reconciliation package that includes significant law changes relating to tax, climate change, energy, and health care. The tax provisions include, among other items, a corporate alternative minimum tax of 15%, an excise tax of 1% on corporate stock buy-backs, energy-related tax credits, and additional IRS funding. We do not expect these tax provisions to have a material impact to our consolidated financial statements.

For the three months ended November 30, 2022, income tax expense as a percentage of income before income tax was 19.1% compared to 12.9% for the same period last year. The year-over-year increase in the effective tax rate is primarily due to lower forecasted annual income before income tax and shifts in the mix of income in our various tax jurisdictions, which were partially offset by increases in tax benefits for discrete items. For the nine months ended November 30, 2022, income tax expense as a percentage of income before income tax was 18.6% compared to 13.6% for the same period last year. The year-over-year increase in the effective tax rate is primarily due to lower forecasted annual income before income taxes, shifts in the mix of income in our various tax jurisdictions, and an increase in tax expense for discrete items.

Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP)

In order to provide a better understanding of the impact of certain items on our income and diluted EPS, the tables that follow report the comparative after-tax impact of acquisition-related expenses, EPA compliance costs, gain from insurance recoveries, restructuring charges, amortization of intangible assets, and non-cash share-based compensation, as applicable, on income and diluted EPS for the periods presented below. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended November 30, 2022
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$64,049	$12,223	$51,826	$2.66	$0.51	$2.15
Acquisition-related expenses	—	—	—	—	—	—
EPA compliance costs	2,103	32	2,071	0.09	—	0.09
Gain from insurance recoveries	(9,676)	(121)	(9,555)	(0.40)	(0.01)	(0.40)
Restructuring charges	10,463	131	10,332	0.43	0.01	0.43
Subtotal	66,939	12,265	54,674	2.78	0.51	2.27
Amortization of intangible assets	4,652	534	4,118	0.19	0.02	0.17
Non-cash share-based compensation	7,941	474	7,467	0.33	0.02	0.31
Adjusted (non-GAAP)	$79,532	$13,273	$66,259	$3.30	$0.55	$2.75

Weighted average shares of common stock used in computing diluted EPS						24,078

	Three Months Ended November 30, 2021
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$86,886	$11,203	$75,683	$3.56	$0.46	$3.10
Acquisition-related expenses	1,605	58	1,547	0.07	—	0.06
EPA compliance costs	4,926	74	4,852	0.20	—	0.20
Restructuring charges	5	—	5	—	—	—
Subtotal	93,422	11,335	82,087	3.83	0.46	3.36
Amortization of intangible assets	2,994	197	2,797	0.12	0.01	0.11
Non-cash share-based compensation	6,549	784	5,765	0.27	0.03	0.24
Adjusted (non-GAAP)	$102,965	$12,316	$90,649	$4.22	$0.50	$3.72

Weighted average shares of common stock used in computing diluted EPS						24,399

	Nine Months Ended November 30, 2022
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$131,575	$24,482	$107,093	$5.46	$1.02	$4.45
Acquisition-related expenses	2,784	2	2,782	0.12	—	0.12
EPA compliance costs	22,101	332	21,769	0.92	0.01	0.90
Gain from insurance recoveries	(9,676)	(121)	(9,555)	(0.40)	(0.01)	(0.40)
Restructuring charges	15,241	192	15,049	0.63	0.01	0.62
Subtotal	162,025	24,887	137,138	6.73	1.03	5.69
Amortization of intangible assets	13,662	1,581	12,081	0.57	0.07	0.50
Non-cash share-based compensation	32,055	2,128	29,927	1.33	0.09	1.24
Adjusted (non-GAAP)	$207,742	$28,596	$179,146	$8.63	$1.19	$7.44

Weighted average shares of common stock used in computing diluted EPS						24,086

	Nine Months Ended November 30, 2021
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$212,843	$28,873	$183,970	$8.70	$1.18	$7.52
Acquisition-related expenses	1,605	58	1,547	0.07	—	0.06
EPA compliance costs	20,998	315	20,683	0.86	0.01	0.85
Restructuring charges	380	6	374	0.02	—	0.02
Subtotal	235,826	29,252	206,574	9.64	1.20	8.45
Amortization of intangible assets	8,963	603	8,360	0.37	0.02	0.34
Non-cash share-based compensation	28,349	2,355	25,994	1.16	0.10	1.06
Adjusted (non-GAAP)	$273,138	$32,210	$240,928	$11.17	$1.32	$9.85

Weighted average shares of common stock used in computing diluted EPS						24,461

Comparison of Third Quarter Fiscal 2023 to Third Quarter Fiscal 2022
Net income was $51.8 million, compared to $75.7 million. Diluted EPS was $2.15, compared to $3.10. Diluted EPS decreased primarily due to lower operating income in the Home & Outdoor and Beauty segments, higher interest expense and an increase in the effective income tax rate, partially offset by higher operating income in the Health & Wellness segment and lower weighted average diluted shares outstanding.

Adjusted income decreased $24.4 million, or 26.9%, to $66.3 million, compared to $90.6 million. Adjusted diluted EPS decreased 26.1% to $2.75, compared to $3.72.

Comparison of First Nine Months of Fiscal 2023 to First Nine Months of Fiscal 2022
Net Income was $107.1 million, compared to $184.0 million. Diluted EPS was $4.45, compared to $7.52. Diluted EPS decreased primarily due to lower operating income, higher interest expense and an increase in the effective income tax rate, partially offset by lower weighted average diluted shares outstanding.

Adjusted income decreased $61.8 million, or 25.6%, to $179.1 million, compared to $240.9 million. Adjusted diluted EPS decreased 24.5% to $7.44, compared to $9.85.

Liquidity and Capital Resources

We principally rely on our cash flow from operations and borrowings under our Credit Agreement to finance our operations, capital and intangible asset expenditures, acquisitions and share repurchases. Historically, our principal uses of cash to fund our operations have included operating expenses, primarily

SG&A, and working capital, predominantly for inventory purchases and the extension of credit to our retail customers. We have typically been able to generate positive cash flow from operations sufficient to fund our operating activities. In the past, we have utilized a combination of available cash and existing, or additional, sources of financing to fund strategic acquisitions, share repurchases and capital investments. We had $45.3 million in cash and cash equivalents at November 30, 2022. As of November 30, 2022, the amount of cash and cash equivalents held by our foreign subsidiaries was $34.1 million. During the first quarter of fiscal 2023, we acquired Curlsmith for $147.9 million in cash, net of cash acquired. The acquisition was funded with cash on hand and borrowings under our Credit Agreement. We have no existing activities involving special purpose entities or off-balance sheet financing.

On June 28, 2022, we entered into an amendment to our Credit Agreement to, among other things, replace LIBOR with Term SOFR (as defined in the Credit Agreement) as the reference interest rate. In connection with the amendment, we also (i) exercised the accordion under the Credit Agreement and borrowed $250 million as term loans, and (ii) provided a notice relating to a qualified acquisition, which triggered temporary adjustments to the maximum leverage ratio as further described below. The Credit Agreement was subsequently amended on November 2, 2022, to, among other things, permit the Company to enter into certain supply chain financing programs, structured vendor payable programs, payable financing programs or other similar financing programs, subject to certain conditions. The amendment also provides that these permitted supply chain arrangements are excluded for purposes of determining compliance with the maximum leverage ratio. In addition, on August 26, 2022, we entered into an amendment to the loan agreement for the unsecured MBFC Loan to, among other things, replace LIBOR with Term SOFR (as defined in the loan agreement) as the reference interest rate. For additional information, see Note 10 to the accompanying condensed consolidated financial statements and below under “Credit Agreement and Other Debt Agreements.”

We believe our short-term liquidity requirements will primarily consist of working capital requirements, capital expenditures and interest payments on our debt. We expect elevated outstanding borrowings under the Credit Agreement during fiscal 2023 in comparison to fiscal 2022 due to borrowings to fund the acquisitions of Osprey and Curlsmith and our new distribution center, coupled with the impact of lower consumer demand and shifts in consumer spending patterns. If interest rates continue to increase as expected and adverse economic changes occur, our access to credit on favorable interest rate terms may be impacted. In an economic downturn, we may also be unable to raise capital through debt or equity financings on terms acceptable to us or at all. Covenants in our Credit Agreement could also have consequences on our operations, including restricting or delaying our ability to obtain additional financing, potentially limiting our ability to adjust to rapidly changing market conditions or respond to business opportunities. Additionally, in challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business and our liquidity requirements.

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

Operating Activities

Operating activities provided net cash of $49.5 million for the nine months ended November 30, 2022, compared to net cash used of $5.1 million for the same period last year. The increase in cash provided by operating activities was primarily driven by decreases in cash used for inventory purchases and accounts receivable to extend credit to our retail customers, partially offset by a decrease in cash earnings and an increase in cash used for income taxes.

Investing Activities

Investing activities used net cash of $290.7 million during the nine months ended November 30, 2022, compared to net cash provided of $8.5 million for the same period last year. The increase in cash used by investing activities was primarily due to the acquisition of Curlsmith during the first quarter of fiscal 2023, an increase in capital and intangible asset expenditures and the comparative impact of proceeds received from the sale of our North America Personal Care business in the prior year period. We made investments in capital and intangible asset expenditures of $146.2 million during the nine months ended November 30, 2022, compared to $41.5 million for the same period last year. The increase in capital and intangible asset expenditures was primarily for construction expenditures inclusive of capitalized interest related to a new distribution center for our Home & Outdoor segment. Capital and intangible asset expenditures during both periods also included expenditures for tools, molds, and other production equipment and computer, software, furniture and other equipment.

Financing Activities

Financing activities provided net cash of $253.1 million during the nine months ended November 30, 2022, compared to net cash used of $4.2 million for the same period last year. The increase in cash provided by financing activities is primarily due to an increase in net proceeds from our Credit Agreement, including net proceeds from the term loans, and a decrease in open market repurchases of common stock.

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

The Credit Agreement was subsequently amended on November 2, 2022, to, among other things, permit the Company to enter into certain supply chain financing programs, structured vendor payable programs, payable financing programs or other similar financing programs, subject to certain conditions. The amendment also provides that these permitted supply chain arrangements are excluded for purposes of determining compliance with the maximum leverage ratio.

As of November 30, 2022, the outstanding revolving loan principal balance was $1,068.4 million (excluding prepaid financing fees), the balance of outstanding letters of credit was $18.2 million and the amount available for borrowings under the Credit Agreement was $411.8 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As a result of our exercise of the qualified acquisition notice under the Credit Agreement, as of November 30, 2022, these covenants effectively limited our ability to incur more than $262.2 million of additional debt from all sources, including the Credit Agreement.

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

As of November 30, 2022, the aggregate principal balance of the MBFC Loan was $14.8 million (excluding prepaid financing fees).

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
•our reliance on our CEO and a limited number of other key senior officers to operate our business;
•expectations regarding our global restructuring plan initiatives and our ability to realize targeted savings, including expectations concerning costs and savings, are based on management’s estimates available at the time and are subject to a number of assumptions that could materially impact our estimates;
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K, other than the amendments to our Credit Agreement, associated interest rate swap contracts and the MBFC Loan discussed herein under “Credit Agreement and Other Debt Agreements” and the current trends and developments discussed herein under “Significant Trends Impacting the Business.” Assuming an increase to market rates of 1.0% as of November 30, 2022, we would incur an increase to our annual interest expense, net of the effect of our interest rate swaps, of approximately $9.6 million. Additional information regarding our risk management activities can be found in Notes 10, 11 and 12 to the accompanying condensed consolidated financial statements.

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended November 30, 2022. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of November 30, 2022, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during our fiscal quarter ended November 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The ownership of our common stock involves a number of risks and uncertainties. When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, Item 1A. “Risk Factors” of our Form 10-K and in Part II, Item 1A. “Risk Factors” of our Form 10-Q for the period ended August 31, 2022 (our “Q2 Form 10-Q”). Since the filing of our Form 10-K, there have been no material changes in our risk factors from those disclosed therein except as set forth in our Q2 Form 10-Q.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
September 1 through September 30, 2022	362	$115.56	362	$403,641
October 1 through October 31, 2022	7	100.50	7	403,640
November 1 through November 30, 2022	13	178.83	13	403,638
Total	382	$117.44	382

(1)The number of shares includes shares of common stock acquired from associates who tendered shares to: (i) satisfy the tax withholding on equity awards as part of our long-term incentive plans or (ii) satisfy the exercise price on stock option exercises. For the three months ended November 30, 2022, there were no common stock open market purchases.
(2)Reflects the remaining dollar value of shares that could be purchased under our current stock repurchase authorization through the expiration or termination of the plan. For additional information, see Note 7 to the accompanying condensed consolidated financial statements.

ITEM 6.	EXHIBITS
	(a)	Exhibits

10.1
Fifth Amendment to Amended and Restated Credit Agreement dated November 2, 2022, by and among Helen of Troy Texas Corporation, a Texas corporation, the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 4, 2022).

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 30, 2022, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.

		104	Cover Page, Interactive Data File formatted in iXBRL and contained in Exhibit 101.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	January 6, 2023	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date:	January 6, 2023	/s/ Matthew J. Osberg
Matthew J. Osberg
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer