Form 10-K
period 2023-02-28
HELEN OF TROY LTD
filed 2023-04-27
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of August 31, 2022, based upon the closing price of the common shares as reported by The NASDAQ Global Select Market on such date, was approximately $2,937.8 million.
As of April 21, 2023, there were 24,038,567 common shares, $0.10 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2023 Annual General Meeting of Shareholders to be filed within one hundred and twenty days of the fiscal year ended February 28, 2023 (2023 Proxy Statement) are incorporated by reference into Part III of this report to the extent described herein.

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

Segment Information

During the fourth quarter of fiscal 2023, we made changes to the structure of our organization in connection with our global restructuring plan (as further described below) that resulted in our previous Health & Wellness and Beauty operating segments being combined into a single reportable segment, which is referred to herein as “Beauty & Wellness.” In connection with these organizational structure changes, corresponding changes were made to how our business is managed, how results are reported internally and how our Chief Executive Officer (“CEO”), our chief operating decision maker, assesses performance and allocates resources. We believe that these changes better align internal resources and external go to market activities in order to create a more efficient and effective organizational structure. There were no changes to the products or brands included within our Home & Outdoor reportable segment as part of these organizational changes nor to the way in which our CEO assesses performance and allocates resources for the Home & Outdoor segment. As a result of these changes, our disclosures reflect two reportable segments, Home & Outdoor and Beauty & Wellness. Comparative prior period segment information in this Annual Report has been recast to conform to this change in our reportable segments. Our external reportable segments will continue to align with our internal reporting to enable users of the financial statements to better understand our performance, better assess our future net cash flows, and make more informed judgements about the Company as a whole.

We currently operate in two business segments:
•Home & Outdoor: Provides a broad range of innovative consumer products for home activities such as food preparation, cooking, cleaning, and organization; as well as products for outdoor and on the go activities such as hydration, food storage, backpacks, and travel gear. This segment sells primarily to retailers as well as through our direct-to-consumer channel.
•Beauty & Wellness: Provides beauty and wellness products including mass and prestige market beauty appliances, prestige market liquid-based hair and personal care products, and wellness devices including thermometers, water and air filtration systems, humidifiers, and fans. Sales for the segment are primarily to retailers, distributors, beauty supply wholesalers and through our direct-to-consumer channel.

For more segment and geographic information concerning our net sales revenue, long-lived assets and operating income, refer to Note 18 to the accompanying consolidated financial statements.

Our Strategic Initiatives

Fiscal 2019 marked the completion of Phase I of our transformation strategy, which delivered improved organic sales growth by focusing on our Leadership Brands, strategic acquisitions, becoming a more efficient operating company with strong global shared services, upgrading our organization and culture, improved inventory turns and return on invested capital, and returning capital to shareholders. Fiscal

2020 began Phase II of our transformation, which was designed to drive the next five years of progress. The long-term objectives of Phase II include improved organic sales growth, continued margin expansion, and strategic and effective capital deployment. Phase II includes continued investment in our Leadership Brands, with a focus on growing them through consumer-centric innovation, expanding them more aggressively outside the U.S., and adding new brands through acquisition. We are building further shared service capability and operating efficiency, as well as focusing on attracting, retaining, unifying and training the best people. Additionally, we are continuing to enhance and consolidate our Environmental, Social and Governance (“ESG”) efforts and accelerate programs related to Diversity, Equity, Inclusion, and Belonging (“DEI&B”) to support our Phase II transformation. See “ESG Initiatives” and “Human Capital - DEI&B” for further discussion below of our initiatives in these areas.

During the second quarter of fiscal 2023, we focused on developing a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and reduce costs (referred to as “Project Pegasus”). Project Pegasus includes initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending, and improve our cash flow and working capital, as well as other activities. We anticipate these initiatives will create operating efficiencies, as well as provide a platform to fund future growth investments. As part of our initiative focused on streamlining and simplifying the organization, we made further changes to the structure of our organization, which include the creation of a North America Regional Market Organization (“RMO”) responsible for sales and go to market strategies for all categories and channels in the U.S. and Canada, and further centralization of certain functions under shared services, particularly in operations and finance to better support our business segments and RMOs. This new structure, inclusive of the organizational structure changes described above resulting in the reportable segment change, will reduce the size of our global workforce by approximately 10%. We believe that these changes better focus business segment resources on brand development, consumer-centric innovation and marketing, the RMOs on sales and go to market strategies, and shared services on their respective areas of expertise while also creating a more efficient and effective organizational structure. See Note 12 to the accompanying consolidated financial statements for additional information.

On April 22, 2022, we completed the acquisition of Recipe Products Ltd., a producer of innovative prestige hair care products for all types of curly and wavy hair under the Curlsmith brand (“Curlsmith”). The Curlsmith brand and products were added to the Beauty & Wellness segment. The total purchase consideration was $147.9 million in cash, net of a final net working capital adjustment and cash acquired. The acquisition of Curlsmith adds another prestige market brand of products to our Beauty & Wellness portfolio and further advances our Phase II objective of continuing to expand margin.

On December 29, 2021, we completed the acquisition of Osprey Packs, Inc. (“Osprey”), a longtime U.S. leader in technical and everyday packs, for $409.3 million in cash, net of a final net working capital adjustment and cash acquired. Osprey is highly respected in the outdoor industry with a product lineup that includes a wide range of backpacks and daypacks for hiking, mountaineering, skiing, climbing, mountain biking, trail running, commuting, and school, as well as rugged adventure travel packs, wheeled luggage, and travel accessories. The Osprey brand and products were added to the Home & Outdoor segment. The acquisition of Osprey complements our outdoor platform, accelerates our international strategy and added a 9th Leadership Brand to the Company.

Consistent with our strategy of focusing resources on our Leadership Brands, during the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Beauty & Wellness segment's mass channel personal care business, which included liquid, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium (“Personal Care”). On June 7, 2021, we completed the sale of our North America Personal Care business to HRB Brands LLC, for $44.7 million in cash and recognized a gain on the sale in selling, general and administrative expense (“SG&A”) totaling $0.5 million. On March 25, 2022, we completed the sale of the Latin America and Caribbean Personal Care business to HRB

Brands LLC, for $1.8 million in cash and recognized a gain on the sale in SG&A totaling $1.3 million. The net assets sold included intangible assets, inventory, certain net trade receivables, fixed assets and certain accrued sales discounts and allowances relating to our Personal Care business. As a result of these dispositions, we no longer have any assets or liabilities classified as held for sale.

Our Products

The following table summarizes the types of products we sell by business segment:

Segment	Product Category	Primary Products
Home & Outdoor	Food Preparation, Baking and Storage	Food preparation tools and gadgets including serving plates and bowls, utensils, scales, thermometers, measuring cups and spoons, timers, barware, cookware, bakeware, food storage containers and storage and organization products
	Coffee and Tea	Coffee makers, grinders, manual pour overs and tea kettles
	Cleaning and Bath	Household cleaning products, shower organization and bathroom accessories
	Infant and Toddler	Feeding and drinking products, child seating, cleaning tools and nursery accessories
	Hot and Cold Beverage Containers and Food Transport and Storage Solutions	Insulated hydration bottles, hydration packs, drinkware, mugs, food containers, lunch containers, insulated totes, soft coolers and accessories
	Backpacks, Daypacks, Luggage and Accessories	Technical and outdoor sports packs, hydration and travel packs and accessories, bike packs and bags, daypacks and everyday packs, duffel bags and luggage
Beauty & Wellness	Hair Appliances and Accessories	Mass, professional and prestige market hair appliances, grooming brushes, tools and decorative hair accessories
	Personal and Hair Care (1)	Prestige market shampoos, liquid hair styling products, treatments and conditioners
	Wellness Devices	Thermometers, blood pressure monitors, pulse oximeters, nasal aspirators, humidifiers, faucet mount water filtration systems and pitcher-based water filtration systems, air purifiers, heaters, and fans

(1)During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Personal Care business, which included our mass channel liquid, powder and aerosol products. At the beginning of fiscal 2023, we completed the sale of the Latin America and Caribbean Personal Care business. During fiscal 2022, we completed the sale of our North America Personal Care business. For additional information see Note 4 to the accompanying consolidated financial statements.

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

The Beauty & Wellness segment relies on the continued use of trademarks licensed under various agreements for a significant portion of its net sales revenue. New product introductions under licensed trademarks require approval from the respective licensors. The licensors must also approve the product packaging. Some of our license agreements require us to pay minimum royalties.

At the beginning of fiscal 2023, we sold our Brut trademark in connection with the sale of our Latin America and Caribbean Personal Care business. During fiscal 2022, we sold our Pert, Sure and Infusium trademarks in connection with the sale of our North America Personal Care business.

The following table lists our key trademarks by segment:

Segment	Owned	Licensed
Home & Outdoor	OXO, Good Grips, Hydro Flask, Soft Works, OXO tot, OXO Brew, OXO Strive, OXO Outdoor, Osprey
Beauty & Wellness	Drybar, Hot Tools, Curlsmith, PUR	Revlon, Bed Head, Honeywell, Braun, Vicks

Patents and Other Intellectual Property

We maintain utility and design patents in the U.S. and several foreign countries. We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.

Sales and Marketing

We currently market our products in over 100 countries throughout the world. Sales within the U.S. comprised approximately 74%, 78% and 79% of total net sales revenue in fiscal 2023, 2022 and 2021, respectively. Our segments primarily sell their products through mass merchandisers, drugstore chains, warehouse clubs, home improvement stores, grocery stores, specialty stores, beauty supply retailers, e-commerce retailers, wholesalers, and various types of distributors, as well as directly to consumers. We collaborate extensively with our retail customers and, in many instances, produce specific versions of our product lines with exclusive designs and packaging for their stores, which are appropriately priced for their respective customer bases. We market products principally through the use of outside sales representatives and our own internal sales staff, supported by our internal marketing, category management, engineering, creative services, and customer and consumer service staff. These groups work closely together to develop pricing and distribution strategies, to design packaging and to help develop product line extensions and new products.

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

Manufacturing and Distribution

We contract with unaffiliated manufacturers, primarily in China, Mexico and Vietnam, to manufacture a significant portion of our finished goods for the Home & Outdoor segment and our Beauty & Wellness segment's hair appliances and accessories, as well as certain wellness product categories. The personal and hair care category of the Beauty & Wellness segment sources most of its products from U.S. manufacturers. Finished goods manufactured by vendors in Asia comprised approximately 87%, 88%, and 80% of finished goods purchased in fiscal 2023, 2022, and 2021, respectively.

We occupy owned and leased office and distribution space in various locations to support our operations. These facilities include our U.S. headquarters in El Paso, Texas, and distribution centers in Southaven, Mississippi, and Olive Branch, Mississippi, which are used to support a significant portion of our domestic distribution. In March 2023, we completed the construction of an additional distribution facility in Gallaway, Tennessee that became operational during the first quarter of fiscal 2024.

Customers

Sales to our largest customer, Amazon.com Inc., accounted for approximately 17%, 19% and 20% of our consolidated net sales revenue in fiscal 2023, 2022 and 2021, respectively. Sales to our second largest customer, Target Corporation, accounted for approximately 10% in fiscal 2023 and 11% in both fiscal 2022 and 2021 of our consolidated net sales revenue. Sales to our third largest customer, Walmart, Inc., including its worldwide affiliates, accounted for approximately 10%, 11% and 13% of our consolidated net sales revenue in fiscal 2023, 2022 and 2021, respectively. No other customers accounted for 10% or more of consolidated net sales revenue during these fiscal years. Sales to our top five customers accounted for approximately 43%, 49% and 52% of our consolidated net sales revenue in fiscal 2023, 2022 and 2021, respectively.

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

Seasonality

The following table illustrates the seasonality of our net sales revenue by fiscal quarter as a percentage of annual net sales revenue for the periods presented:

	Fiscal Quarters Ended Last Day of Month
	2023	2022	2021
May	24.5%	24.3%	20.0%
August	25.2%	21.4%	25.3%
November	26.9%	28.1%	30.4%
February	23.4%	26.2%	24.3%

Our sales are seasonal due to different calendar events, holidays and seasonal weather patterns. Historically, the third fiscal quarter produces the highest net sales revenue during the fiscal year.

Competitive Conditions

We generally sell our products in markets that are very competitive and mature. Our products compete against similar products of many large and small companies, including well-known global competitors. In many of the markets and industry segments in which we sell our products, we compete against other branded products as well as retailers' private-label brands. We believe that we have certain key competitive advantages, such as well recognized brands, engineering expertise and innovation, sourcing and supply chain know-how, and productive co-development relationships with our manufacturers. We support our products with advertising, promotions and other marketing activities, as well as an extensive sales force in order to build awareness and to encourage new consumers to try our brands and products. We are well positioned in the industry segments and markets in which we operate, often holding a leadership or significant market share position. We believe these advantages allow us to bring our retailers a differentiated value proposition.

The following table summarizes our primary competitors by business segment:

Segment	Competitor
Home & Outdoor	Lifetime Brands, Inc. (KitchenAid), Breville Group, Corning Incorporated (Pyrex), Meyer Corporation (Farberware), Newell Brands Inc., Simple Human LLC, Yeti Holdings, Inc., Bradshaw International (GoodCook), Patagonia, Gregory Mountain Products, Mystery Ranch, CamelBak, The North Face, Deuter
Beauty & Wellness	Conair, Spectrum Brands Holdings Inc. (Remington), Coty Inc., Dyson Ltd, L'Oréal S.A., DevaCurl, Exergen Corporation, Omron Healthcare, Inc., Crane Engineering, Newell Brands, Inc., Lasko Products, LLC, The Clorox Company (Brita), Zero Technologies, LLC, Vornado Air Circulation Systems, Unilever (Blueair), Guardian Technologies LLC.

Environmental and Health and Safety Matters

Our operations are subject to national, state, local, and provincial jurisdictions’ environmental, health and safety laws and regulations and industry-specific product certifications. Many of the products we sell are subject to product safety laws and regulations in various jurisdictions. These laws and regulations specify the maximum allowable levels of certain materials that may be contained in our products, provide statutory prohibitions against misbranded and adulterated products, establish ingredients and manufacturing procedures for certain products, specify product safety testing requirements, and set product identification, labeling and claim requirements. For example, some of our Beauty & Wellness segment’s customers require that our hair appliances comply with various safety certifications, including UL certifications. Similarly, thermometers distributed by our Beauty & Wellness segment must comply with various regulations governing the production and distribution of medical devices. Additionally, some product lines within our Beauty & Wellness segment are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the U.S. Environmental Protection Agency (the “EPA”), U.S. Customs and Border Protection, the U.S. Food and Drug Administration, and the U.S. Consumer Product Safety Commission.

During fiscal 2022, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. Our fiscal 2022 consolidated, and Beauty & Wellness segment’s, net sales revenue, gross profit and operating income were materially and adversely impacted by the stop shipment actions and the time needed to execute repackaging plans. We resumed normalized levels of shipping of the affected inventory during fiscal 2022 and we completed the repackaging of our existing inventory of impacted products during fiscal 2023. Additionally, as a result of continuing dialogue with the EPA, we executed further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products, which were also completed during fiscal 2023. Although, we are not aware of any fines or penalties related to this matter imposed against us by the EPA, there can be no assurances that such fines or penalties will not be imposed.

We recorded charges to cost of goods sold to write-off obsolete packaging for the affected products in our inventory on-hand and in-transit. We have also incurred additional compliance costs comprised of obsolete packaging, storage and other charges from vendors, which were recognized in cost of goods sold and incremental warehouse storage costs and legal fees, which were recognized in SG&A. We refer to these charges as “EPA compliance costs” throughout this Annual Report.

The following table provides a summary of EPA compliance costs incurred during the periods presented:

	Fiscal Years Ended Last Day of February
(in thousands)	2023		2022		2021
Cost of goods sold	$16,928	[1]	$17,728	[2]	$—
SG&A	6,645		14,626		—
Total EPA compliance costs	$23,573		$32,354		$—
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

ESG Initiatives

We seek to maintain best-in-class level of corporate governance on behalf of our stakeholders, including our associates, customers, consumers, communities, and shareholders. We also recognize the importance of environmental and social factors related to how we operate our business. We are continuing to enhance and consolidate our ESG efforts and accelerate programs related to DEI&B to support our Phase II transformation.

The Corporate Governance Committee of our Board of Directors has oversight of ESG-related matters, including climate change risks and opportunities. Our ESG Task Force, which includes associate representatives from our business segments and global shared services, leads the development and implementation of our strategic ESG plan with the goal of aligning our ESG performance with relevant standards, such as the Sustainability Accounting Standards Board (“SASB”) and the Task Force on Climate Finance Disclosures (“TCFD”). In June 2022, we published our second ESG Report, which aligns with relevant standards such as the SASB, the TCFD and the Global Reporting Initiative. Our ESG Report summarizes our ESG strategy and performance, including in the areas of climate change, DEI&B and human capital, and environmental and natural capital management. Information in our ESG Report is not part of this Annual Report or any other report we file with, or furnish to, the Securities and Exchange Commission (“SEC”), except as expressly set forth by specific reference in such a filing.

We are implementing a system to minimize negative impacts of our practices on the environment and continue to work on initiatives to reduce emissions in our supply chain and product use. As part of these efforts and in order to strengthen our support of climate action, we became a signatory of We Mean Business, a coalition of organizations and businesses with a goal of catalyzing business action to accelerate the transition to a zero-carbon economy. With our participation in this coalition, we intend to (1) report climate change data and measures to the Carbon Disclosure Project aligned with the guidelines of the TCFD, (2) implement a responsible climate policy, and (3) develop targets which were approved in October 2021 by the Science Based Targets initiative.

We will also continue to advance our DEI&B efforts as part of our ESG initiatives to support our focus on attracting and retaining top talent, and to help promote a work environment where everyone has the opportunity to grow to their fullest potential. We believe progress on our ESG initiatives will have a positive impact on our shareholders, consumers, customers, our talented worldwide associates and the communities in which we are proud to live and work.

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

Our Associates

As of February 28, 2023, we employed approximately 1,903 full-time associates worldwide. We also use temporary, part-time and seasonal associates as needed.

None of our U.S. associates are covered by a collective bargaining agreement. Certain of our associates in Europe and Vietnam are covered by collective arrangements or works counsel in accordance with local practice. We have never experienced a work stoppage, and we believe that we have satisfactory working relations with our associates.

DEI&B

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
•The geographic concentration of certain of our U.S. distribution facilities increase our risk to disruptions that could affect our ability to deliver products in a timely manner.
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
•We are subject to risks related to our dependence on the strength of retail economies and may be vulnerable in the event of a prolonged economic downturn, including a downturn from the effects of macroeconomic conditions, any public health crises or similar conditions.
•We are subject to risks associated with the use of licensed trademarks from or to third parties.
•Our business is subject to weather conditions, the duration and severity of the cold and flu season and other related factors.
•We rely on our CEO and a limited number of other key senior officers to operate our business.

•We may be unsuccessful in executing and realizing expected synergies from strategic business initiatives such as acquisitions, divestitures and global restructuring plans, including Project Pegasus.

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
•Under current U.S. federal income tax law, tax treatment of our non-U.S. income is dependent on whether we are classified as a “controlled foreign corporation” for U.S. federal income tax purposes.
•Legislation enacted in Bermuda and Barbados in response to the European Union’s (“EU”) review of harmful tax competition could adversely affect our operations.
•Our judgments regarding the accounting for tax positions and the resolution of tax disputes may impact our net earnings and cash flow.
•All of our products are manufactured by unaffiliated manufacturers, most of which are located in China, Mexico and Vietnam; we face risks of significant tariffs or other restrictions being placed on imports from China, Mexico or Vietnam or any retaliatory trade measures taken by China, Mexico or Vietnam adversely impacting our business.
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
•Our liquidity or cost of capital may be materially adversely affected by constraints or changes in the capital and credit markets, interest rates and limitations under our financing arrangements.
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

Information systems require constant updates to their security policies, networks, software, and hardware systems to reduce the risk of unauthorized access, malicious destruction of data or information theft. We rely on commercially available systems, software, tools, third-party service providers and monitoring to provide security for processing, transmission and storage of confidential information and data. While we have security measures in place, our systems, networks, and third-party service providers have been and will continue to be subject to ongoing threats. We and our third-party service providers have experienced and expect to continue to experience actual or attempted cyber-attacks of our information systems or networks; however, none of these actual or attempted cyber-attacks had a material impact on our operations or financial condition. Our security measures may also be breached in the future as a result of associate error, failure to implement appropriate processes and procedures, advances in computer and software capabilities and encryption technology, new tools and discoveries, malfeasance, third-party action, including cyber-attacks or other international misconduct by computer hackers or otherwise. Additionally, we may have heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements. Our workforce operates with a combination of remote work and flexible work schedules opening us up for cybersecurity threats and potential breaches as a result of increased employee usage of networks other than company-managed. Furthermore, due to geopolitical tensions related to the current conflict between Russia and Ukraine, the risk of cyber-attacks may be elevated. This could result in one or more third-parties obtaining unauthorized access to our customer or supplier data or our internal data, including personally identifiable information, intellectual property and other confidential business information. Third-parties may also attempt to fraudulently induce associates into disclosing sensitive information such as user names, passwords or other information in order to gain access to customer or supplier data or our internal data, including intellectual property, financial, and other confidential business information. We believe our mitigation measures reduce but cannot eliminate the risk of a cyber incident; however, there can be no assurance that our existing and planned precautions of backup systems, regular data backups, security protocols and other procedures will be adequate to prevent significant damage, system failure or data loss and the same is true for our partners, vendors and other third parties on which we rely. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure or otherwise maintain the confidentiality, security, and integrity of data that we store or otherwise maintain on behalf of third-parties may harm our reputation and our associate, customer and consumer relationships.

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

Our operations are largely dependent on our ERP system. We continuously make adjustments to improve the effectiveness of the ERP and other peripheral information systems, including the installation of significant new subsystems. Our ERP system is subject to continually evolving cybersecurity and technological risks, including risks associated with cloud data storage. Any failures or disruptions in the ERP and other information systems, including a cybersecurity breach, or any complications resulting from ongoing adjustments to our systems could cause interruption or loss of data in our information or logistical systems that could materially impact our ability to procure products from our factories and suppliers, transport them to our distribution facilities, and store and deliver them to our customers on time and in the correct amounts. In addition, natural disasters or other extraordinary events may disrupt our information systems and other infrastructure, and our data recovery processes may not be sufficient to protect against loss.

Certain of our U.S. distribution facilities are geographically concentrated. This factor increases our risk that disruptions could occur and significantly affect our ability to deliver products to our customers in a timely manner. Such disruptions could have a material adverse effect on our business.

During fiscal 2023, most of our U.S. distribution, receiving and storage functions were consolidated into three distribution facilities in northern Mississippi. Approximately 56% of our consolidated gross sales volume shipped from facilities in this region in fiscal 2023. Further, in March 2023, we completed the construction of an additional distribution facility in Gallaway, Tennessee that became operational during the first quarter of fiscal 2024 and is in proximity to our three existing distribution facilities in northern Mississippi. Due to this geographical concentration, any disruption in our distribution process in any of these facilities, even for a few days, could adversely affect our business, operating results and financial condition. As examples, government mandated or suggested isolation protocols relating to a pandemic or other public health crisis, or severe weather events, could limit or disrupt the distribution process at these facilities, or even cause the closure of a facility, which could have a material adverse effect on our business, operating results and financial condition. These factors described above could cause delays in the delivery of our products that could have a material and adverse effect on our business, operating results and financial condition.

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

With the continuing trend towards retail trade consolidation, we are increasingly dependent upon key customers whose bargaining strength is substantial and growing. We may be negatively affected by changes in the policies of our customers, such as on-hand inventory reductions, limitations on access to shelf space, use of private label brands, price and term demands, actions to respond to public health crises, and other conditions, which could negatively impact our business, operating results and financial condition.

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

A few customers account for a substantial percentage of our net sales revenue. Our financial condition and operating results could suffer if we lost all or a portion of the sales to any one of these customers. In particular, sales to our two largest customers accounted for approximately 27% of our consolidated net sales revenue in fiscal 2023. While only three customers individually accounted for 10% or more of our consolidated net sales revenue in fiscal 2023, sales to our top five customers in aggregate accounted for approximately 43% of fiscal 2023 consolidated net sales revenue. We expect that a small group of customers will continue to account for a significant portion of our net sales revenue. Although we have long-standing relationships with our major customers, we generally do not have written agreements that require these customers to buy from us or to purchase a minimum amount of our products. A substantial decrease in sales to any of our major customers could have a material adverse effect on our financial condition and operating results. Some of our customers creditworthiness may be vulnerable to the impact of a prolonged economic downturn or a public health crisis. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a deterioration in the credit worthiness or bankruptcy filing of a key customer could have a material adverse effect on our business, operating results and financial condition.

We are dependent on third-party manufacturers, most of which are located in Asia, and any inability to obtain products from such manufacturers could have a material adverse effect on our business, operating results and financial condition.

All of our products are manufactured by unaffiliated companies, most of which are in Asia, principally in China. For fiscal 2023, finished goods manufactured in Asia comprised approximately 87% of total finished goods purchased. This concentration exposes us to risks associated with doing business globally, including among others: global public health crises (such as pandemics and epidemics); changing international political relations and conflicts; labor availability and cost; changes in laws, including tax laws, regulations and treaties; changes in labor laws, regulations and policies; changes in customs duties, additional tariffs and other trade barriers; changes in shipping costs; currency exchange fluctuations; local political unrest; an extended and complex transportation cycle; the impact of changing economic conditions; and the availability and cost of raw materials and merchandise. In recent years, increasing labor costs, import tariffs, regional labor dislocations driven by new government policies, local inflation, changes in ocean cargo carrier capacity and costs, the impact of energy prices on transportation, and fluctuations in the Chinese Renminbi against the U.S. Dollar have resulted in variability in our cost of goods sold. In the past, certain Chinese suppliers have closed operations due to economic conditions that pressured their profitability. Although we have multiple sourcing partners for certain products, occasionally we may be unable to source certain items on a timely basis due to changes occurring with our suppliers. We believe that we can source certain similar products outside of China and are moving towards a more diversified supplier base through continuously exploring the expansion of sourcing alternatives in other countries. However, the relocation of any production capacity could require substantial time and costs. The political, legal and cultural environment in Asia is rapidly evolving, and any change that impairs our ability to obtain products from manufacturers in that region, or to obtain products at marketable rates, could have a material adverse effect on our business, operating results and financial condition.

Any disruption to our supply chain, even for a relatively short period of time, could cause a loss of revenue, which could adversely affect our operating results. Additionally, during fiscal 2021 and 2022, the impact of COVID-19, including the related surges in demand and shifts in shopping patterns, as well as other factors, strained the global supply chain network resulting in higher inbound freight costs and surges in prices for raw materials, components and semiconductor chips, which adversely impacted our operating costs. During fiscal 2023, as consumer demand has slowed in reaction to a highly inflationary economic environment, global supply chain capacity has improved and freight costs have begun to recede from their previous peaks. However, if global supply chain disruptions re-emerge, we may experience further cost increases which could have a material adverse effect on our business, operating results and financial condition.

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

Retailers place great emphasis on timely delivery of our products for specific selling seasons, especially during our third fiscal quarter, and on the fulfillment of consumer demand throughout the year. We cannot control all of the various factors that might affect product delivery to retailers. Vendor production delays, difficulties encountered in shipping from overseas, customs clearance delays, and operational issues with any of the third-party logistics providers we use in certain countries are on-going risks of our business. We also rely upon third-party carriers for our product shipments from our distribution facilities to customers. In certain circumstances, we rely on the shipping arrangements our suppliers have made in the case of products shipped directly to retailers from the suppliers. Accordingly, we are subject to risks, including labor disputes, inclement weather, public health crises (such as pandemics and epidemics), natural disasters, possible acts of terrorism, port and canal backlogs and blockages, availability of shipping containers, carrier-imposed capacity restrictions, carrier delays, shortages of qualified drivers, and increased security restrictions associated with the carriers’ ability to provide delivery services to meet our shipping needs. Our third party manufacturing partners are not equipped to hold meaningful amounts of inventory and if shipping container capacity is limited or unavailable, they could pause manufacturing, which could ultimately impact our ability to meet consumer demand on a timely basis. Further, our delivery process must often accommodate special vendor requirements to use specific carriers and delivery schedules. Failure to deliver products to our retailers in a timely and effective manner could damage our reputation and brands and result in the loss of customers or reduced orders, which could have a material adverse effect on our business, operating results and financial condition.

Our operating results may be adversely affected by trade barriers, exchange controls, expropriations, and other risks associated with domestic and foreign operations.

The economies of foreign countries important to our operations, including countries in Asia, EMEA and Latin America, could suffer slower economic growth or economic, social and/or political instability or hyperinflation in the future. Our international operations in countries in Asia, EMEA and Latin America, including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us. Additionally, there may be uncertainty and business interruptions resulting from political changes and actions in the U.S. and abroad, such as the current conflict between Russia and Ukraine, ongoing terrorist activity, and other global events. The global credit and financial markets have recently experienced volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.

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

Our business depends on the strength of the retail economies in various parts of the world, primarily in North America and to a lesser extent EMEA, Asia and Latin America. These retail economies are affected for the most part by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, public health crises (such as pandemics and epidemics), terrorist attacks and political unrest. Consumer spending in any geographic region is generally affected by a number of factors, including among others, local economic conditions, government actions, inflation, interest rates and credit availability, energy costs, commodity prices, unemployment rates, higher consumer debt levels, reductions in net worth, home foreclosures and reductions in home values, gasoline prices, and consumer confidence, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. Measures imposed, or that may be imposed, by national, state and local authorities in response to any new surges of COVID-19 (or any future public health crises) may have impacts of uncertain severity and duration on domestic and foreign economies. The effectiveness of economic stabilization efforts, including government payments and loans to affected citizens and industries, is uncertain. Any sustained economic downturn in the U.S. or any of the other countries in which we conduct significant business, may cause significant readjustments in both the volume and mix of our product sales, which could materially and adversely affect our business, operating results and financial condition. We cannot reasonably estimate the duration and severity of existing macroeconomic conditions, which have had and may continue to have a material impact on our business. Additionally, current global issues may affect our business and the global economy, including the geopolitical impact of Russia’s invasion of Ukraine and any related economic or other sanctions. As a result, current financial information may not necessarily be indicative of future operating results, and our plans to address the impact of macroeconomic trends and global issues may change.

We rely on licensed trademarks from third parties and license certain trademarks to third parties in exchange for royalty income, the loss of which could have a material adverse effect on our revenues and profitability.

A significant portion of our sales revenue comes from selling products under licensed trademarks, particularly in the Beauty & Wellness segment. As a result, we are dependent upon the continued use of these trademarks. Additionally, we license certain owned trademarks to third parties in exchange for royalty income. It is possible that certain actions taken by us, our licensors, licensees, or other third parties might diminish greatly the value of any of our licensed trademarks. Some of our licensors and licensees also have the ability to terminate their license agreements with us at their option subject to each parties’ right to continue the license for a limited period of time following notice of termination. If we, or our licensees, were unable to sell products under these licensed trademarks, or one or more of our license agreements were terminated or the value of the trademarks were diminished, the effect on our business, operating results and financial condition could be both negative and material.

Our business is subject to weather conditions, the duration and severity of the cold and flu season and other related factors, which can cause our operating results to vary from quarter to quarter and year to year.

Sales in our Beauty & Wellness segment are influenced by weather conditions. Sales volumes for thermometers and humidifiers and heating appliances are higher during, and subject to the severity of, the cold weather months, while sales of fans are higher during, and subject to weather conditions in, spring and summer months. Weather conditions can also more broadly impact sales across the organization. Additionally, natural disasters (such as wildfires, hurricanes and ice storms), public health crises (such as pandemics and epidemics), or unusually severe winter weather may result in temporary unanticipated fluctuations in retail traffic and consumer demand, may impact our ability to staff our distribution facilities or could otherwise impede timely transport and delivery of products to and from our distribution facilities. Sales in our Beauty & Wellness segment are also impacted by cough, cold and flu seasonal trends, including the duration and severity of the cold and flu season. These factors could have a material effect on our business, operating results and financial condition.

We rely on our CEO and a limited number of other key senior officers to operate our business. The loss of any of these individuals could have a material adverse effect on our business.

The loss of our CEO or any of our key senior officers could have a material adverse effect on our business, operating results and financial condition, particularly if we are unable to hire and integrate suitable replacements on a timely basis. Further, as we continue to grow our business, we will continue to adjust our senior management team. If we are unable to attract or retain the right individuals for the team, it could hinder our ability to efficiently execute our business, and could disrupt our operations or otherwise have a material adverse effect on our business.

Expectations regarding recent or future acquisitions, divestitures, or global restructuring plans (such as Project Pegasus), including our ability to realize related synergies, along with our ability to successfully execute these strategic business initiatives, may adversely affect the price of our common stock.

We continue to look for strategic business opportunities to drive long-term growth and operating efficiencies, which may include acquisitions, divestitures and/or global restructuring plans. We frequently evaluate our brand portfolio and product portfolio and may consider acquisitions that complement our business or divestitures, or exits of businesses, that we no longer believe to be an appropriate strategic fit. We have initiated, and may initiate in the future, global restructuring plans, such as Project Pegasus, to achieve strategic objectives and improve financial results. Any acquisition, divestiture or global restructuring plan, if not favorably received by consumers, shareholders, analysts, and others in the investment community, could have a material adverse effect on the price of our common stock.

In addition, any acquisition, divestiture or global restructuring plan, including Project Pegasus, involves numerous risks, including:
•our ability to successfully complete the initiative in a timely manner, or at all;
•the initiative may not advance our business strategy as expected;
•challenges realizing anticipated cost savings, efficiencies, synergies, financial targets and other benefits;
•difficulties in accurately predicting costs and future savings;
•costs incurred in completing the initiative may be greater than anticipated;
•the initiative may lead to increases in costs in other aspects of our business such as increased conversion, outsourcing or distribution costs;
•diversion of management's attention from other business concerns;
•challenges in integrating or separating personnel and financial or other systems;
•potential loss of key employees and/or reduced employee morale and productivity; and

•difficulties in transitioning and preserving customer, contractor, supplier, and other important third-party relationships.

Acquisitions pose additional risks, including:
•difficulties in the assimilation of the operations, technologies, and products;
•challenges in integrating distribution channels;
•changes in cash flows or other market-based assumptions or conditions that cause the value of acquired assets to fall below book value;
•risks associated with subsequent losses or operating asset write-offs, contingent liabilities and impairment of related acquired intangible assets including goodwill; and
•risks of entering markets in which we have no or limited experience.

Divestitures pose additional risks, including:

•our ability to find appropriate buyers;
•difficulties executing transactions on favorable terms;
•separating divested business operations with minimal impact to our remaining operations;
•risks associated with operating asset write-offs and impairment charges; and
•challenges effectively managing any transition service arrangements.

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

For example, the Organisation for Economic Co-operation and Development's (“OECD”) Inclusive Framework project is currently considering proposals that, if implemented, could increase our effective tax rate. In particular, the Inclusive Framework project includes a global minimum tax proposal that contains various mechanisms to subject a multinational corporation's income to a 15 percent minimum rate. Though the details of these proposals are still under development, many countries have expressed a strong interest in implementing the rules, regardless of whether consensus is reached at the OECD, and the EU recently agreed to implement the Inclusive Framework project's global minimum tax rules starting in 2024. Whether, and to what extent, these rules are implemented consistently across jurisdictions may increase our related compliance costs and could have an adverse impact on our global effective tax rate, financial condition and results of operations.

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

As a global company, we are subject to U.S. and foreign regulations, including environmental, health and safety laws, and industry-specific product certifications. Many of the products we sell are subject to product safety laws and regulations in various jurisdictions. These laws and regulations specify the maximum allowable levels of certain materials that may be contained in our products, provide statutory prohibitions against misbranded and adulterated products, establish ingredients and manufacturing procedures for certain products, specify product safety testing requirements, and set product identification, labeling and claim requirements. For example, thermometers distributed by our Beauty & Wellness segment must comply with various regulations governing the production and distribution of medical devices.

Significant new regulations, material changes to existing regulations, or greater oversight, enforcement or changes in interpretation of existing regulations, could further delay or interrupt distribution of our products in the U.S. and other countries, result in fines or penalties or cause our costs of compliance to increase. We cannot guarantee that our products will receive regulatory approval in all countries. Similarly, some of our Beauty & Wellness segment’s customers require that our hair appliances comply with various safety certifications, including UL certifications. Significant new certification requirements or changes to existing certification requirements could further delay or interrupt distribution of our products, or make them more costly to produce.

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

Additionally, some product lines within our Beauty & Wellness segment are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the EPA, U.S. Customs and Border Protection, the U.S. Food and Drug Administration, and the U.S. Consumer Product Safety Commission. As discussed elsewhere in this Annual Report, during fiscal 2022, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Beauty & Wellness segment that are sold in the U.S. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. We resumed normalized levels of shipping of the affected inventory during fiscal 2022 and we completed the repackaging of our existing inventory of impacted products during fiscal 2023. Additionally, as a result of continuing dialogue with the EPA, we executed further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products, which were also completed during fiscal 2023. Although, we are not aware of any fines or penalties related to this matter imposed against us by the EPA, there can be no assurances that such fines or penalties will not be imposed. Additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. As a result, our business, results of operations and financial condition could be adversely and materially impacted in ways that we are not able to predict today. For additional information refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “EPA Compliance Costs” in this Annual Report.

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

New and emerging global and local laws on privacy, data and related technologies, as well as industry self-regulatory codes, are creating new compliance obligations and expanding the scope of potential liability, either jointly or severally with our customers and suppliers. While we have invested in readiness to comply with applicable requirements, these new and emerging laws, regulations and codes may affect our ability to reach current and prospective consumers, to respond to consumer requests under such laws (such as individual rights of access, correction, and deletion of their personal information), and to implement our business models effectively. The costs of compliance or failure to comply with such laws, regulations, codes of conduct and expectations could have a material adverse impact on our financial condition and results of operations.

Under current U.S. federal income tax law, tax treatment of our non-U.S. income is dependent on whether we are classified as a “controlled foreign corporation” for U.S. federal income tax purposes. Changes in the composition of our stock ownership could have an impact on our classification. If our classification were to change, it could have a material adverse effect on the largest U.S. shareholders and, in turn, on our business.

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

Legislation enacted in Bermuda and Barbados in response to the EU's review of harmful tax competition could adversely affect our operations.

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

Although the local authorities have released some implementing guidelines, the impact of the foregoing legislation and developments is unclear, including how the requirements will be measured and whether additional or revised requirements may be enacted by Bermuda or Barbados. Failure to comply with the economic substance requirements could result in automatic disclosure of relevant information to competent authorities in the relevant EU member state or other jurisdiction in which the Company has its holding entity, its ultimate parent entity or an owner or beneficial owner. Other sanctions include financial penalties, restriction or regulation of business activities and/or being struck off as a registered entity in Bermuda or Barbados. We cannot predict the effect of Bermuda’s or Barbados’s current or future economic substance requirements on our business, which may impact the manner and jurisdictions in which we operate, and which could adversely affect our business, financial condition or results of operations.

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

We are, from time to time, involved in various claims, litigation matters and regulatory proceedings that arise in the ordinary course of our business and that could have a material adverse effect on us. These matters may include personal injury and other tort claims, deceptive trade practice disputes, intellectual property disputes (including the Patent Litigation and ITC Action (each as defined below) regarding our PUR gravity-fed water filters), product recalls, contract disputes, warranty disputes, employment and tax matters and other proceedings and litigation, including class actions. It is not possible to predict the outcome of pending or future litigation. As with any litigation, it is possible that some of the actions could be decided unfavorably, resulting in significant liability and, regardless of the ultimate outcome, can be costly to defend. Our results and our business could also be negatively impacted if one of our brands suffers substantial damage to its reputation due to a significant product recall or other product-related litigation and if we are unable to effectively manage real or perceived concerns about the safety, quality, or efficacy of our products.

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

A significant portion of our non-current assets consists of goodwill and intangible assets recorded as a result of past acquisitions. We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We review intangible assets with definite lives and long-lived assets held and used for impairment if a triggering event occurs during the reporting period. We evaluate any long-lived assets held for sale quarterly to determine if fair value less cost to sell has changed during the reporting period. We record impairment charges to the extent the carrying values of these assets are not recoverable in accordance with the applicable accounting standards.

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

Events and changes in circumstances that may indicate there is impairment and which may indicate interim impairment testing is necessary include, but are not limited to: strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions; the impact of the economic environment on our customer base and on broad market conditions that drive valuation considerations by market participants; our internal expectations with regard to future revenue growth and the assumptions we make when performing our impairment reviews; a significant decrease in the market price of our assets; a significant adverse change in the extent or manner in which our assets are used; a significant adverse change in legal factors or the business climate that could affect our assets; an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset; and significant changes in the cash flows associated with an asset. As a result of such circumstances, we may be required to revise certain accounting estimates and judgments related to the valuation of goodwill, indefinite-lived and definite-lived intangible assets and other long-lived assets, which could result in material impairment charges. Any such impairment charges could have a material adverse effect on our results of operations.

Increased costs of raw materials, energy and transportation may adversely affect our operating results and cash flow.

Significant increases in the costs and availability of raw materials, energy and transportation may negatively affect our operating results. Our suppliers purchase significant amounts of metals and plastics to manufacture our products. In addition, they also purchase significant amounts of electricity to supply the energy required in their production processes. Global political instabilities and tensions and many other factors may drive up fuel prices resulting in higher transportation prices and product costs. We are heavily dependent on inbound sea, rail and truck freight. Disruptions in the global supply chain and freight networks, has, and may continue to increase our cost of goods sold and certain operating expenses.

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

Our liquidity or cost of capital may be materially adversely affected by constraints or changes in the capital and credit markets, interest rates and limitations under our financing arrangements.

We need sufficient sources of liquidity to fund our working capital requirements, service our outstanding indebtedness and finance business opportunities. Without sufficient liquidity, we could be forced to curtail our operations, or we may not be able to pursue business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash, credit facilities, and other debt arrangements. If our sources of liquidity do not satisfy our requirements, we may need to seek additional financing. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the reaction by banks and financial institutions to a public health crisis (such as pandemics and epidemics), the regulatory environment for banks and other financial institutions, the availability of credit and our reputation with potential lenders. Further, disruptions in national and international credit markets, including adverse developments impacting the financial services industry such as the recent bank closures and investor concerns regarding the U.S. or international financial systems, could result in limitations on credit availability, tighter lending standards, higher interest rates on consumer and business loans, and higher fees associated with obtaining and maintaining credit availability. Disruptions may also materially limit consumer credit availability and restrict credit availability to us and our customer base. In addition, in the event of disruptions in the financial markets, current or future lenders may become unwilling or unable to continue to advance funds under any agreements in place, increase their commitments under existing credit arrangements or enter into new financing arrangements. The Federal Open Market Committee increased the benchmark interest rate by 450 basis points during fiscal year 2023. If interest rates continue to increase and adverse economic changes occur, our access to credit on favorable interest rate terms may be impacted. In an economic downturn, we may also be unable to raise capital through debt or equity financings on terms acceptable to us or at all. Additionally, in challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business and our liquidity requirements. These factors could materially adversely affect our liquidity, costs of borrowing and our ability to pursue business opportunities or grow our business, and threaten our ability to meet our obligations as they become due. In addition, covenants in our debt agreements could restrict or delay our ability to obtain additional financing, potentially limiting our ability to adjust to rapidly changing market conditions or respond to business opportunities, or in the event of a failure to comply with such covenants, could result in an event of default, which if not cured or waived, could have a material adverse effect on us. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or for other operating needs.

In addition, our variable rate debt and related interest swaps use the Secured Overnight Financing Rate (“SOFR”), a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate), as a benchmark for establishing interest rates. SOFR is a backward-looking measure, calculated based on short-term repurchase agreements, backed by U.S. Treasury securities. As such, if interest rates were to continue to increase, our debt service obligations on variable rate debt subject to SOFR would increase, which could negatively impact our net income, cash flows and financial condition.

SOFR began in April 2018, and it therefore has a limited history. The future performance of SOFR may be difficult to predict accurately because of limited historical performance data. Prior observed patterns, if any, in the behavior of market variables and their relation to SOFR, such as correlations, may change in the future. In addition, the administrator of SOFR may make methodological or other changes that could change the value of SOFR. Uncertainty as to SOFR or changes to SOFR will affect the interest rates of our financial instruments linked to SOFR.

Furthermore, the composition and characteristics of SOFR are not the same as those of LIBOR, which was previously used as a benchmark for our variable rate debt and which was a forward-looking measure, based on bank estimates of borrowing costs. As a result of these and other differences, there can be no assurance that SOFR will perform in the same way as LIBOR would have at any time, and there is no guarantee that it is a comparable substitute for LIBOR.

Our operating results may be adversely affected by foreign currency exchange rate fluctuations.

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries. Changes in the relation of other foreign currencies to the U.S. Dollar will affect our sales and profitability and can result in exchange losses because we have operations and assets located outside the U.S. We transact a portion of our international business in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales and operating expenses. As a result, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. Accordingly, foreign operations will continue to expose us to foreign currency exchange rate fluctuations, which may result in the recognition of foreign exchange losses upon remeasurement to U.S. Dollars. Additionally, we purchase a substantial amount of our products from Chinese manufacturers in U.S. Dollars, who source a significant portion of their labor and raw materials in Chinese Renminbi. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years. During fiscal 2023, the average exchange rate of the Chinese Renminbi weakened against the U.S. dollar by approximately 6% compared to the average rate during fiscal 2022. Chinese Renminbi currency fluctuations have the potential to add volatility to our product costs over time.

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

We are dependent on discretionary spending, which is affected by, among other things, economic and political conditions, consumer confidence, interest, inflation and tax rates, a public health crisis (such as pandemics and epidemics), and financial and housing markets, which are all outside of our control.

Consequently, these and other potential impacts we are not currently aware of could also cause future sales and net income to vary materially from our projections.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of February 28, 2023, we own, lease or otherwise utilize through third-party management service agreements various properties worldwide for sales, procurement, research and development, administrative and distribution facilities. Our U.S. headquarters is located in El Paso, Texas, and we own two main distribution facilities in Southaven and Olive Branch, Mississippi, and lease one distribution facility in Olive Branch, Mississippi, which service both of our segments. In March 2023, we completed the construction of an additional distribution facility in Gallaway, Tennessee that became operational during the first quarter of fiscal 2024 and currently services our Home & Outdoor segment. We believe our facilities are adequate to conduct our business.

Item 3. Legal Proceedings

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described below.

Water Filtration Patent Litigation

On December 23, 2021, Brita LP filed a complaint against Kaz USA, Inc. and Helen of Troy Limited in the United States District Court for the Western District of Texas (the “Patent Litigation”), alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. In the Patent Litigation, Brita LP seeks monetary damages and injunctive relief relating to the alleged infringement. Brita LP simultaneously filed a complaint with the United States International Trade Commission (“ITC”) against Kaz USA, Inc., Helen of Troy Limited and five other companies that sell water filtration systems (the “ITC Action”). The complaint in the ITC Action also alleges patent infringement by the Company with respect to a limited set of PUR gravity-fed water filtration systems. In the ITC Action, Brita LP requested the ITC to initiate an unfair import investigation relating to such filtration systems. This action seeks injunctive relief to prevent entry of certain accused PUR products (and certain other products) into the U.S. and cessation of marketing and sales of existing inventory that is already in the U.S. On January 25, 2022, the ITC instituted the investigation requested by the ITC Action. Discovery closed in the ITC Action in May 2022, and approximately half of the originally identified PUR gravity-fed water filters were removed from the case and are no longer included in the ITC Action. In August 2022, the parties participated in the evidentiary hearing, with additional supplemental hearings in October 2022. On February 28, 2023, the ITC issued an Initial Determination in the ITC Action, tentatively ruling against Kaz USA, Inc. and the other respondents. The ITC has a guaranteed review process, and thus all respondents, including Kaz USA, Inc., filed a petition with the ITC for a full review of the Initial Determination prior to the ITC making any final decision in this matter. We are now awaiting a decision by the ITC regarding whether it will review any portion of the Initial Determination. The final decision in the ITC Action is expected by June 28, 2023. The Patent Litigation has been stayed pending resolution of the ITC Action. While we intend to continue to vigorously pursue our claims and defenses in these proceedings, we have also implemented mitigation plans to help minimize the expected potential impact to the Company, its customers and consumers of a negative ITC decision. These mitigation plans include the introduction of an alternative replacement water filter that could be distributed to customers promptly following a potentially adverse ITC decision at the end of June. We cannot predict the outcome of these proceedings, the amount or range of any potential loss, when the proceedings will be resolved, or customer acceptance of any replacement water filter. Litigation is inherently unpredictable, and the resolution or disposition of these proceedings could, if adversely determined, have a material and adverse impact on our financial position and results of operations.

EPA Regulatory Matter

During fiscal 2022, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. Our fiscal 2022 consolidated, and Beauty & Wellness segment’s, net sales revenue, gross profit and operating income were materially and adversely impacted by the stop shipment actions and the time needed to execute repackaging plans. We resumed normalized levels of shipping of the affected inventory during fiscal 2022 and we completed the repackaging of our existing inventory of impacted products during fiscal 2023. Additionally, as a result of continuing dialogue with the EPA, we executed further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products, which were also completed during fiscal 2023. Although, we are not aware of any fines or penalties related to this matter imposed against us by the EPA, there can be no assurances that such fines or penalties will not be imposed.

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

Approximate Number of Equity Security Holders of Record

Our common stock is our only class of equity security outstanding at February 28, 2023. As of April 21, 2023, there were 111 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

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

Share repurchase activity during the three-month period ended February 28, 2023, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
December 1 through December 31, 2022	20	$178.83	20	$403,634
January 1 through January 31, 2023	13	127.03	13	403,632
February 1 through February 28, 2023	88	113.03	88	403,623
Total	121	$125.41	121

(1)The number of shares includes shares of common stock acquired from associates who tendered shares to: (i) satisfy the tax withholding on equity awards as part of our long-term incentive plans or (ii) satisfy the exercise price on stock option exercises. For the periods presented, there were no common stock open market repurchases.

(2)Reflects the remaining dollar value of shares that could be purchased under our current stock repurchase authorization through the expiration or termination of the plan. For additional information, see Note 11 to the accompanying consolidated financial statements.

Performance Graph

The graph below compares the cumulative total return of our Company to the NASDAQ Composite Index and a Peer Group Index, assuming $100 was invested on February 28, 2018. The Peer Group Index is the Dow Jones U.S. Personal Products Index. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

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

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this Annual Report, including Item 1., “Business” and Item 8., “Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations. Actual results may differ materially due to a number of factors, including those discussed in Item 1A.,“Risk Factors,” and in the section entitled “Information Regarding Forward-Looking Statements” following this MD&A, and in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk.” Throughout this MD&A, we refer to our Leadership Brands, which are brands that have number-one and number-two positions in their respective categories and include OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools and Drybar.

This MD&A, including the tables under the headings “Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment” and “Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP),” reports operating income, operating margin, net income and diluted earnings per share (“EPS”) without the impact of asset impairment charges, acquisition-related expenses, EPA compliance costs, gain from insurance recoveries, restructuring charges, tax reform, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial information as set forth in SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based measures presented in our consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges and benefits on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors. We further believe that including the excluded charges and benefits would not accurately reflect the underlying performance of our operations for the period in which the charges and benefits are incurred, even though such charges and benefits may be incurred and reflected in our GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial information and may be calculated differently than non-GAAP financial information disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP information. These non-GAAP measures are discussed further and reconciled to their applicable GAAP-based measures contained in this MD&A beginning on page 52.

We also refer to a number of other key financial measures, some of which are non-GAAP. Management primarily uses these measures to evaluate historical performance on a comparable basis, predict future performance and benchmark our performance against our competitors. Management also uses certain of these financial measures to calculate and monitor our compliance with the covenants in our credit agreement with Bank of America, N.A., as administrative agent, and other lenders (the “Credit Agreement”) and determine amounts available for borrowings. We believe these measures provide management and investors with important information that is useful in understanding our business results, trends and the covenants in our Credit Agreement. The following represents our key financial measures:

•Core business sales: Net sales revenue associated with strategic business that we expect to be an ongoing part of our operations.

•EBITDA: Earnings before interest, taxes, depreciation and amortization expense.
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

Overview

We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. We have built leading market positions through new product innovation, product quality and competitive pricing. We currently operate two segments consisting of Home & Outdoor and Beauty & Wellness.

During the fourth quarter of fiscal 2023, we made changes to the structure of our organization in connection with our global restructuring plan (as further described below) that resulted in our previous Health & Wellness and Beauty operating segments being combined into a single reportable segment, which is referred to herein as “Beauty & Wellness.” In connection with these organizational structure changes, corresponding changes were made to how our business is managed, how results are reported internally and how our CEO, our chief operating decision maker, assesses performance and allocates resources. We believe that these changes better align internal resources and external go to market activities in order to create a more efficient and effective organizational structure. There were no changes to the products or brands included within our Home & Outdoor reportable segment as part of these organizational changes nor to the way in which our CEO assesses performance and allocates resources for the Home & Outdoor segment. As a result of these changes, our disclosures reflect two reportable segments, Home & Outdoor and Beauty & Wellness. Comparative prior period segment information in this Annual Report has been recast to conform to this change in our reportable segments. Our external reportable segments will continue to align with our internal reporting to enable users of the financial statements to better understand our performance, better assess our future net cash flows, and make more informed judgements about the Company as a whole.

Fiscal 2020 began Phase II of our transformation, which was designed to drive the next five years of progress. The long-term objectives of Phase II include improved organic sales growth, continued margin expansion, and strategic and effective capital deployment. Phase II includes continued investment in our Leadership Brands, with a focus on growing them through consumer-centric innovation, expanding them more aggressively outside the U.S., and adding new brands through acquisition. We are building further shared service capability and operating efficiency, as well as focusing on attracting, retaining, unifying and training the best people. Additionally, we are continuing to enhance and consolidate our ESG efforts and accelerate programs related to DEI&B to support our Phase II transformation.

During the second quarter of fiscal 2023, we focused on developing Project Pegasus, a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and reduce costs. Project Pegasus includes initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending, and improve our cash flow and working capital, as well as other activities. We anticipate these initiatives will create operating efficiencies, as well as provide a platform to fund future growth investments. During fiscal 2023, we incurred $27.4 million of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the consolidated statement of income. See further discussion below within “Significant Trends Impacting the Business,” under “Project Pegasus” and Note 12 to the accompanying consolidated financial statements.

On April 22, 2022, we completed the acquisition of Curlsmith, a producer of innovative prestige hair care products for all types of curly and wavy hair. The Curlsmith brand and products were added to the Beauty & Wellness segment. The total purchase consideration was $147.9 million in cash, net of a final net working capital adjustment and cash acquired. We incurred pre-tax acquisition-related expenses of $2.7 million during fiscal 2023, which were recognized in SG&A within our consolidated statement of income.

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

On March 30, 2022, a third-party facility that we utilize for inventory storage incurred severe damage from a weather-related incident. The inventory that was stored at this facility primarily related to our Beauty & Wellness segment. While the inventory was insured, some seasonal inventory and inventory designated for specific customer promotions was not accessible and subsequently determined to be damaged, and as a result, unfavorably impacted our net sales revenue during the first quarter of fiscal 2023. As a result of the damages to the inventory stored at the facility, we recorded a charge to write-off the damaged inventory totaling $34.4 million during fiscal 2023. These charges were fully offset by probable insurance recoveries of $34.4 million also recorded during fiscal 2023, which represented anticipated insurance proceeds, not to exceed the amount of the associated losses, for which receipt was deemed probable. The charges for the damaged inventory and the expected insurance recoveries are included in cost of goods sold in our consolidated statement of income for the fiscal year ended February 28, 2023. During fiscal 2023, we received proceeds of $46.0 million from our insurance carriers related to this incident which are included in cash flows from operating activities in our consolidated statement of cash flows for the fiscal year ended February 28, 2023. As a result, during fiscal 2023, the Company recorded a gain of $9.7 million, net of costs incurred to dispose of the inventory, as a reduction of SG&A expense in our consolidated statement of income.

Consistent with our strategy of focusing resources on our Leadership Brands, during the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Personal Care business. On June 7, 2021, we completed the sale of our North America Personal Care business to HRB Brands LLC, for $44.7 million in cash and recognized a gain on the sale in SG&A totaling $0.5 million. On March 25, 2022, we completed the sale of the Latin America and Caribbean Personal Care business to HRB Brands LLC, for $1.8 million in cash and recognized a gain on the sale in SG&A totaling $1.3 million. The net assets sold included intangible assets, inventory, certain net trade receivables, fixed assets and certain accrued sales discounts and allowances relating to our Personal Care business. As a result of these dispositions, we no longer have any assets or liabilities classified as held for sale. See Note 4 to the accompanying consolidated financial statements for additional information.

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

Significant Trends Impacting the Business

Project Pegasus
During the second quarter of fiscal 2023, we focused on developing Project Pegasus, a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and reduce costs. Project Pegasus includes initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending, and improve our cash flow and working capital, as well as other activities. We anticipate these initiatives will create operating efficiencies, as well as provide a platform to fund future growth investments.

As part of our initiative focused on streamlining and simplifying the organization, we made further changes to the structure of our organization, which include the creation of a North America RMO responsible for sales and go to market strategies for all categories and channels in the U.S. and Canada, and further centralization of certain functions under shared services, particularly in operations and finance to better support our business segments and RMOs. This new structure, inclusive of the organizational structure changes described above resulting in the reportable segment change, will reduce the size of our global workforce by approximately 10%. The majority of the role reductions were completed by March 1, 2023, and nearly all of the remaining role reductions are expected to be completed before the end of fiscal year 2024. We believe that these changes better focus business segment resources on brand development, consumer-centric innovation and marketing, the RMOs on sales and go to market strategies, and shared services on their respective areas of expertise while also creating a more efficient and effective organizational structure.

We have the following expectations regarding Project Pegasus:
•Targeted annualized pre-tax operating profit improvements of approximately $75 million to $85 million, which we expect to substantially begin in fiscal 2024 and be substantially achieved by the end of fiscal 2026.
•Estimated cadence of the recognition of the savings will be approximately 25% in fiscal 2024, approximately 50% in fiscal 2025 and approximately 25% in fiscal 2026.
•Total profit improvements to be realized approximately 60% through reduced cost of goods sold and 40% through lower SG&A.
•Total one-time pre-tax restructuring charges of approximately $85 million to $95 million, over the duration of the plan, which are expected to be substantially completed by the end of fiscal 2024 and will primarily be comprised of severance and employee related costs, professional fees, contract termination costs, and other exit and disposal costs.
•All of our operating segments and shared services will be impacted by the plan.

In addition, we implemented plans to reduce inventory levels, increase inventory turns, and improve cash flow and working capital. Improvements related to these initiatives began in the second half of fiscal 2023, and we expect improvements to continue into fiscal 2024. Expectations regarding our Project Pegasus initiatives and our ability to realize targeted savings, including expectations concerning costs and savings, are based on management’s estimates available at the time and are subject to a number of assumptions that could materially impact our estimates.

During fiscal 2023, we incurred $27.4 million of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as ‘‘Restructuring charges’’ in the consolidated statement of income. See Note 12 to the accompanying consolidated financial statements for additional information.

Water Filtration Patent Litigation
On December 23, 2021, Brita LP filed the “Patent Litigation”, alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. Brita LP simultaneously filed the ITC Action against Kaz USA, Inc., Helen of Troy Limited and five other companies that sell water filtration systems. The complaint in the ITC Action also alleges patent infringement by the Company with respect to a limited set of PUR gravity-fed water filtration systems. This action seeks injunctive relief to prevent entry of certain accused PUR products (and certain other products) into the U.S. and cessation of marketing and sales of existing inventory that is already in the U.S. On February 28, 2023, the ITC issued an Initial Determination in the ITC Action, tentatively ruling against Kaz USA, Inc. and the other respondents. The ITC has a guaranteed review process, and thus all respondents, including Kaz USA, Inc., filed a petition with the ITC for a full review of the Initial Determination prior to the ITC making any final decision in this matter. We are now awaiting a decision by the ITC regarding whether it will review any portion of the Initial Determination. The final decision in the ITC Action is expected by June 28, 2023. The Patent Litigation has been stayed pending resolution of the ITC Action. While we intend to continue to vigorously pursue our claims and defenses in these proceedings, we have also implemented mitigation plans to help minimize the expected potential impact to the Company, its customers and consumers of a negative ITC decision. These mitigation plans include the introduction of an alternative replacement water filter that could be distributed to customers promptly following a potentially adverse ITC decision at the end of June. We cannot predict the outcome of these proceedings, the amount or range of any potential loss, when the proceedings will be resolved, or customer acceptance of any replacement water filter. Litigation is inherently unpredictable, and the resolution or disposition of these proceedings could, if adversely determined, have a material and adverse impact on our financial position and results of operations. For additional information regarding the Patent Litigation and the ITC Action, see Item 3., “Legal Proceedings” and Note 13 to the accompanying consolidated financial statements.

Impact of Macroeconomic Trends
Beginning in March 2020, interest rates were at historically low levels, primarily due to impacts to the U.S. economy caused by COVID-19. More recently, higher consumer demand, changes in interest rates, global supply chain disruption, and other factors have contributed to rapidly accelerating economic inflation. To offset the impacts of inflation, since March 2022, the Federal Open Market Committee has been raising interest rates, and has stated it may continue to raise interest rates during calendar year 2023. The Federal Open Market Committee increased the benchmark interest rate by 450 basis points during fiscal year 2023. As a result, during fiscal 2023, we incurred higher average interest rates compared to fiscal 2022 and we expect to incur higher average interest rates in fiscal 2024 compared to fiscal 2023. While the actual timing and extent of future changes in interest rates remains unknown, higher average interest rates are expected to significantly increase interest expense on our outstanding debt. The financial markets, the global economy and global supply chain may also be adversely affected by the current or anticipated impact of military conflict, including the current conflict between Russia and Ukraine, or other geopolitical events. High inflation and interest rates have also negatively impacted consumer disposable income, credit availability and spending, among others, which have adversely impacted our business, financial condition, cash flows and results of operations and may continue to have an adverse impact. See further discussion below under “Consumer Spending and Changes in Shopping Preferences.” We expect continued uncertainty in our business and the global economy due to pressure from inflation, supply chain disruptions, volatility in employment trends and consumer confidence, any of which may adversely impact our results.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 74% of our consolidated net sales revenue in fiscal 2023 was from U.S. shipments compared to 78% and 79% of consolidated net sales revenue in fiscal 2022 and 2021, respectively.

Among other things, high levels of inflation and interest rates may negatively impact consumer disposable income, credit availability and spending. Consumer purchases of discretionary items, including the products that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Dynamic changes in consumer spending and shopping patterns are also having an impact on retailer inventory levels. Our ability to sell to retailers is predicated on their ability to sell to the end consumer. During fiscal year 2023, we experienced an adverse impact on orders from customers as they aimed to rebalance their inventory levels due to lower consumer demand and shifts in consumer spending patterns. If orders from our retail customers continue to be adversely impacted, our sales, results of operations and cash flows may continue to be adversely impacted. We expect continued uncertainty in our business and the global economy due to inflation, changes in consumer spending patterns, and global supply chain disruptions. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today. For additional information on our related material risks, see Item 1A., “Risk Factors.”

Our concentration of sales reflects the evolution of consumer shopping preferences to online or multichannel shopping experiences. For fiscal 2023, 2022 and 2021, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 23%, 24% and 26%, respectively, of our total consolidated net sales revenue and decreased approximately 8.9% and 1.3% in fiscal 2023 and fiscal 2022, respectively, and grew approximately 32.2% in fiscal 2021 over the prior fiscal year periods.

With the continued importance of online sales in the retail landscape, many brick and mortar retailers are aggressively looking for ways to improve their customer delivery capabilities to be able to meet customer expectations. As a result, it has become increasingly important for us to leverage our distribution capabilities in order to meet the changing demands of our customers, including increasing our online capabilities to support our direct-to-consumer sales channels and online channel sales by our retail customers. In March 2023, we completed the construction of an additional distribution facility in Gallaway, Tennessee that became operational during the first quarter of fiscal 2024 and includes state-of-the-art automation. Additionally, we continue to invest in a centralized cloud-based e-commerce platform that we anticipate will enable us to leverage a common system and rapidly deploy new capabilities across all of our brands, as well as more easily integrate new brands. We anticipate this platform will enhance the customer experience by strengthening the digital presentation and product browsing capabilities and improving the checkout process, order delivery and post-order customer care.

Impact of COVID-19
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

During fiscal 2022, we were adversely impacted by COVID-19 primarily related to global supply chain disruptions and related product and freight cost increases. We also saw recovery of certain product lines and brands that were unfavorably impacted in fiscal 2021 as a result of the pandemic. Additionally, as customers were able to return to more brick and mortar shopping, our mix of online sales was negatively impacted compared to fiscal 2021.

During fiscal 2023, we continued to be adversely impacted by COVID-19 primarily related to global supply chain disruptions and related product and freight cost increases. See further discussion below under “Global Supply Chain and Related Cost Inflation Trends.”

The extent of COVID-19’s impact on the demand for certain of our product lines in the future will depend on continuing future developments, including, among others, any new variants and surges in the spread of COVID-19 and our continued ability to source and distribute our products, all of which are uncertain and difficult to predict considering the continuously evolving landscape. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

Global Supply Chain and Related Cost Inflation Trends
During fiscal 2021 and 2022, surges in demand and shifts in shopping patterns related to COVID-19, as well as other factors, strained the global supply chain network, which resulted in carrier-imposed capacity restrictions, carrier delays, and longer lead times. Such increased demand for Chinese imports and COVID-19 illness and protocols within China caused disruptions to global supply chains. Further, this increased demand and limited supply led to an increase in the market cost of inbound freight during fiscal 2021 and 2022 by several multiples compared to calendar year 2020 averages. During fiscal 2022, the disruptions in the global supply chain and freight networks also resulted in shortages of qualified drivers, which limited inbound and outbound shipment capacity and increased our costs of goods sold and certain operating expenses. Demand for raw materials, components and semiconductor chips impacted by the supply chain challenges described above created surges in prices during fiscal 2022. Further, in the U.S., the surge in demand for labor and rising hourly labor wages created labor shortages and higher labor costs, which adversely impacted us during fiscal 2022. During fiscal 2023, we continued to experience higher freight costs as well as disruption to certain parts of our supply chain, which in certain cases limited our ability to fulfill demand and may limit our ability to fulfill demand in the future. As consumer demand has slowed during fiscal 2023 in reaction to a highly inflationary economic environment, global supply chain capacity has improved and freight costs have begun to recede from their previous peaks. These global supply chain disruptions and related inflationary cost trends have adversely impacted our business, financial condition, cash flows and results of operations. Continuation of adverse trends, or more pronounced adverse impacts may arise, which could have further negative impacts to our business, results of operations and financial condition.

EPA Compliance Costs
Some product lines within our Beauty & Wellness segment are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the EPA, U.S. Customs and Border Protection, the U.S. Food and Drug Administration, and the U.S. Consumer Product Safety Commission.

During fiscal 2022, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. Our fiscal 2022 consolidated, and Beauty & Wellness segment’s, net sales revenue, gross profit and operating income were materially and adversely impacted by the stop shipment actions and the time needed to execute repackaging plans. We resumed normalized levels of shipping of the affected inventory during fiscal 2022 and we completed the repackaging of our existing inventory of impacted products during fiscal 2023. Additionally, as a result of continuing dialogue with the EPA, we executed further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products, which were also completed during fiscal 2023.

We recorded charges to cost of goods sold to write-off obsolete packaging for the affected products in our inventory on-hand and in-transit. We have also incurred additional compliance costs comprised of obsolete packaging, storage and other charges from vendors, which were recognized in cost of goods sold and incremental warehouse storage costs and legal fees, which were recognized in SG&A. We refer to these charges as “EPA compliance costs” throughout this Annual Report.

The following table provides a summary of EPA compliance costs incurred during the periods presented:

	Fiscal Years Ended Last Day of February
(in thousands)	2023		2022		2021
Cost of goods sold	$16,928	[1]	$17,728	[2]	$—
SG&A	6,645		14,626		—
Total EPA compliance costs	$23,573		$32,354		$—
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

Although we are not aware of any fines or penalties related to this matter imposed against us by the EPA, there can be no assurances that such fines or penalties will not be imposed. See Note 13 to the accompanying consolidated financial statements for additional information and Item 1A., “Risk Factors” in this Annual Report for additional information on our related material risks.

Potential Impact of Tariffs
Since 2019, the Office of the U.S. Trade Representative (“USTR”) has imposed, and in certain cases subsequently reduced or suspended, additional tariffs on products imported from China. We purchase a high concentration of our products from unaffiliated manufacturers located in China. This concentration exposes us to risks associated with doing business globally, including changes in tariffs. Any alteration of trade agreements and terms between China and the U.S., including limiting trade with China, imposing additional tariffs on imports from China and potentially imposing other restrictions on imports from China to the U.S. may result in further or higher tariffs or retaliatory trade measures by China. Furthermore, in certain cases, we have been successful in obtaining tariff exclusions from the USTR on certain products that we import. These exclusions generally expire after a designated period of time. In the case that a tariff exclusion is not granted or extended, higher tariffs would be assessed on the related products.

Foreign Currency Exchange Rate Fluctuations
Due to the nature of our operations, we have exposure to the impact of fluctuations in exchange rates from transactions that are denominated in a currency other than our functional currency (the U.S. Dollar). Such transactions include sales and operating expenses. The most significant currencies affecting our operating results are the Euro, British Pound and Canadian Dollar.

Changes in foreign currency exchange rates had an unfavorable impact on consolidated U.S. Dollar reported net sales revenue of approximately $17.0 million, or 0.8% for fiscal 2023, a favorable impact of approximately $6.8 million, or 0.3% for fiscal 2022 and an unfavorable impact of approximately $0.4 million, or less than 0.1% for fiscal 2021.

Variability of the Cough/Cold/Flu Season
Sales in several of our Beauty & Wellness segment categories are highly correlated to the severity of winter weather and cough/cold/flu incidence. In the U.S., the cough/cold/flu season historically runs from November through March, with peak activity normally in January to March. The 2022-2023 cough/cold/flu season was above historical averages, primarily early in the season, as respiratory infections surged in both children and adults and COVID-19 continued to be prevalent. The 2021-2022 cough/cold/flu season was below historical averages, but higher than the 2020-2021 season, which experienced historically low incidence levels due to COVID-19 prevention measures including mask-wearing, remote learning, work from home, and reduced travel, brick and mortar shopping, and group gatherings.

Results of Operations
The following table provides selected operating data, in U.S. Dollars, as a percentage of net sales revenue, and as a year-over-year percentage change.

	Fiscal Years Ended Last Day of February,			% of Sales Revenue, net			% Change
(in thousands)	2023 (1)(2)	2022 (2)	2021	2023	2022	2021	23/22	22/21
Sales revenue by segment, net
Home & Outdoor	$915,685	$865,844	$727,354	44.2%	38.9%	34.7%	5.8%	19.0%
Beauty & Wellness	1,156,982	1,357,511	1,371,445	55.8%	61.1%	65.3%	(14.8)%	(1.0)%
Total sales revenue, net	2,072,667	2,223,355	2,098,799	100.0%	100.0%	100.0%	(6.8)%	5.9%
Cost of goods sold	1,173,316	1,270,168	1,171,497	56.6%	57.1%	55.8%	(7.6)%	8.4%
Gross profit	899,351	953,187	927,302	43.4%	42.9%	44.2%	(5.6)%	2.8%
SG&A	660,198	680,257	637,012	31.9%	30.6%	30.4%	(2.9)%	6.8%
Asset impairment charges	—	—	8,452	—%	—%	0.4%	—%	*
Restructuring charges	27,362	380	350	1.3%	—%	—%	*	8.6%
Operating income	211,791	272,550	281,488	10.2%	12.3%	13.4%	(22.3)%	(3.2)%
Non-operating income, net	249	260	559	—%	—%	—%	(4.2)%	(53.5)%
Interest expense	40,751	12,844	12,617	2.0%	0.6%	0.6%	*	1.8%
Income before income tax	171,289	259,966	269,430	8.3%	11.7%	12.8%	(34.1)%	(3.5)%
Income tax expense	28,016	36,202	15,484	1.4%	1.6%	0.7%	(22.6)%	*
Net income	$143,273	$223,764	$253,946	6.9%	10.1%	12.1%	(36.0)%	(11.9)%

(1)Fiscal 2023 includes approximately forty-five weeks of operating results from Curlsmith, acquired on April 22, 2022. For additional information see Note 7 to the accompanying consolidated financial statements.

(2)Fiscal 2022 includes approximately nine weeks of operating results from Osprey, acquired on December 29, 2021, and fiscal 2023 includes a full year of operating results. For additional information see Note 7 to the accompanying consolidated financial statements.

*    Calculation is not meaningful.

Fiscal 2023 Financial Results

•Consolidated net sales revenue decreased 6.8%, or $150.7 million, to $2,072.7 million compared to $2,223.4 million for the same period last year.

•Consolidated operating income decreased 22.3%, or $60.8 million, to $211.8 million, compared to $272.6 million for the same period last year. Consolidated operating margin decreased 2.1 percentage points to 10.2%, compared to 12.3% for the same period last year. Consolidated operating income for fiscal 2023 includes pre-tax restructuring charges of $27.4 million related to Project Pegasus, pre-tax EPA compliance costs of $23.6 million, a pre-tax gain from insurance recoveries of $9.7 million, and pre-tax acquisition-related expenses of $2.8 million. Consolidated operating income for fiscal 2022 included pre-tax restructuring charges of $0.4 million, pre-tax EPA compliance costs of $32.4 million, and pre-tax acquisition-related expenses of $2.4 million.

•Consolidated adjusted operating income decreased 15.3%, or $54.2 million, to $300.9 million, compared to $355.1 million for the same period last year. Consolidated adjusted operating margin decreased 1.5 percentage points to 14.5% of consolidated net sales revenue, compared to 16.0% for the same period last year.

•Net income decreased 36.0%, or $80.5 million, to $143.3 million, compared to $223.8 million for the same period last year. Diluted EPS decreased 35.1% to $5.95, compared to $9.17 for the same period last year.

•Adjusted income decreased 24.6% to $227.7 million, compared to $301.8 million for the same period last year. Adjusted diluted EPS decreased 23.5% to $9.45, compared to $12.36 for the same period last year.

Fiscal 2022 Financial Results

•Consolidated net sales revenue increased 5.9%, or $124.6 million, to $2,223.4 million in fiscal 2022, compared to $2,098.8 million in fiscal 2021.

•Consolidated operating income decreased 3.2%, or $8.9 million, to $272.6 million in fiscal 2022, compared to $281.5 million in fiscal 2021. Consolidated operating margin decreased 1.1 percentage points to 12.3% in fiscal 2022, compared to 13.4% in fiscal 2021. Consolidated operating income for fiscal 2022 included pre-tax restructuring charges of $0.4 million, pre-tax acquisition-related expenses of $2.4 million, and pre-tax EPA compliance costs of $32.4 million. Consolidated operating income for fiscal 2021 included pre-tax asset impairment charges of $8.5 million and pre-tax restructuring charges of $0.4 million.

•Consolidated adjusted operating income increased 6.2%, or $20.7 million, to $355.1 million in fiscal 2022, compared to $334.4 million in fiscal 2021. Consolidated adjusted operating margin increased 0.1 percentage point to 16.0% of consolidated net sales revenue in fiscal 2022, compared to 15.9% in fiscal 2021.

•Net income decreased 11.9%, or $30.2 million, to $223.8 million in fiscal 2022, compared to $253.9 million in fiscal 2021. Diluted EPS decreased 9.0% to $9.17 in fiscal 2022, compared to $10.08 in fiscal 2021.

•Adjusted income increased 2.8% to $301.8 million in fiscal 2022, compared to $293.7 million in fiscal 2021. Adjusted diluted EPS increased 6.1% to $12.36 in fiscal 2022, compared to $11.65 in fiscal 2021.

Consolidated and Segment Net Sales Revenue

The following tables summarize the impact that Organic business, foreign currency, and acquisitions had on our net sales revenue by segment:

	Fiscal Year Ended Last Day of February,
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Fiscal 2022 sales revenue, net	$865,844	$1,357,511	$2,223,355
Organic business	(93,569)	(228,403)	(321,972)
Impact of foreign currency	(9,313)	(7,656)	(16,969)
Acquisition (1)(2)	152,723	35,530	188,253
Change in sales revenue, net	49,841	(200,529)	(150,688)
Fiscal 2023 sales revenue, net	$915,685	$1,156,982	$2,072,667

Total net sales revenue growth (decline)	5.8%	(14.8)%	(6.8)%
Organic business	(10.8)%	(16.8)%	(14.5)%
Impact of foreign currency	(1.1)%	(0.6)%	(0.8)%
Acquisition	17.6%	2.6%	8.5%

	Fiscal Year Ended Last Day of February,
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Fiscal 2021 sales revenue, net	$727,354	$1,371,445	$2,098,799
Organic business	113,495	(20,140)	93,355
Impact of foreign currency	622	6,206	6,828
Acquisition (2)	24,373	—	24,373
Change in sales revenue, net	138,490	(13,934)	124,556
Fiscal 2022 sales revenue, net	$865,844	$1,357,511	$2,223,355

Total net sales revenue growth (decline)	19.0%	(1.0)%	5.9%
Organic business	15.6%	(1.5)%	4.4%
Impact of foreign currency	0.1%	0.5%	0.3%
Acquisition	3.4%	—%	1.2%

(1)On April 22, 2022, we completed the acquisition of Curlsmith. Curlsmith sales are reported in Acquisition for the Beauty & Wellness segment in fiscal 2023 and consist of approximately forty-five weeks of operating results. For additional information see Note 7 to the accompanying consolidated financial statements.

(2)On December 29, 2021, we completed the acquisition of Osprey. As such, fiscal 2022 includes approximately nine weeks of operating results from Osprey. Osprey sales prior to the first annual anniversary of the acquisition are reported in Acquisition for the Home & Outdoor segment in fiscal 2023 and consist of approximately forty-three weeks of incremental operating results. For additional information see Note 7 to the accompanying consolidated financial statements.

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

The following tables summarize the impact that Core business and Non-Core (Personal Care) business had on our net sales revenue by segment:

	Fiscal Year Ended Last Day of February,
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Fiscal 2022 sales revenue, net	$865,844	$1,357,511	$2,223,355
Core business	49,841	(166,413)	(116,572)
Non-Core business (Personal Care)	—	(34,116)	(34,116)
Change in sales revenue, net	49,841	(200,529)	(150,688)
Fiscal 2023 sales revenue, net	$915,685	$1,156,982	$2,072,667

Total net sales revenue growth (decline)	5.8%	(14.8)%	(6.8)%
Core business	5.8%	(12.3)%	(5.2)%
Non-Core business (Personal Care)	—%	(2.5)%	(1.5)%

	Fiscal Year Ended Last Day of February,
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Fiscal 2021 sales revenue, net	$727,354	$1,371,445	$2,098,799
Core business	138,490	30,296	168,786
Non-Core business (Personal Care)	—	(44,230)	(44,230)
Change in sales revenue, net	138,490	(13,934)	124,556
Fiscal 2022 sales revenue, net	$865,844	$1,357,511	$2,223,355

Total net sales revenue growth (decline)	19.0%	(1.0)%	5.9%
Core business	19.0%	2.2%	8.0%
Non-Core business (Personal Care)	—%	(3.2)%	(2.1)%

Leadership Brand and Other Net Sales Revenue

The following table summarizes our Leadership Brand and other net sales revenue:

	Fiscal Years Ended Last Day of February,			$ Change		% Change
(in thousands)	2023	2022	2021	23/22	22/21	23/22	22/21
Leadership Brand sales revenue, net (1)	$1,753,734	$1,810,249	$1,706,545	$(56,515)	$103,704	(3.1)%	6.1%
All other sales revenue, net	318,933	413,106	392,254	(94,173)	20,852	(22.8)%	5.3%
Total sales revenue, net	$2,072,667	$2,223,355	$2,098,799	$(150,688)	$124,556	(6.8)%	5.9%

(1)Fiscal 2023 includes a full year of operating results from Osprey, acquired on December 29, 2021, compared to approximately nine weeks of operating results in fiscal 2022. For additional information see Note 7 to the accompanying consolidated financial statements.

Consolidated Net Sales Revenue

Comparison of Fiscal 2023 to 2022
Consolidated net sales revenue decreased $150.7 million, or 6.8%, to $2,072.7 million, compared to $2,223.4 million. The decline was driven by a decrease from Organic business of $322.0 million, or 14.5%, primarily due to:
•lower consumer demand, shifts in consumer spending patterns and reduced orders from retail customers due to higher trade inventory levels; and
•a net sales revenue decline of $34.1 million in Non-Core business due to the sale of our Personal Care business.

These factors were partially offset by:
•an increase in sales in our Beauty & Wellness segment humidification and water filtration categories as a result of the EPA packaging compliance matter and related stop shipment actions in the comparative prior year, higher seasonal heaters and humidification product sales, and an increase in prestige market personal and hair care category sales; and
•the impact of customer price increases related to rising freight and product costs.

The Osprey and Curlsmith acquisitions contributed $152.7 million and $35.5 million, respectively, or 8.5%, to consolidated net sales revenue growth. Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $17.0 million, or (0.8)%.

Net sales revenue from our Leadership Brands was $1,753.7 million, compared to $1,810.2 million, representing a decrease of 3.1%.

Comparison of Fiscal 2022 to 2021
Consolidated net sales revenue increased $124.6 million, or 5.9%, to $2,223.4 million, compared to $2,098.8 million. Growth was driven by an increase from Organic business of $93.4 million, or 4.4%, primarily due to:
•higher brick and mortar and online channel sales in our Home & Outdoor segment and our Beauty & Wellness segment's hair appliances category primarily reflecting strong consumer demand and the favorable comparative impact of COVID-19 related store closures, reduced store traffic and a soft back-to-school season in the prior year;
•higher sales in the club and closeout channels;
•growth in consolidated international sales; and
•the impact of customer price increases related to rising freight and product costs.

These factors were partially offset by:
•a net sales revenue decline in Non-Core business primarily due to the sale of our North America Personal Care business during the second quarter of fiscal 2022; and
•a decrease in sales in our Beauty & Wellness segment as a result of the EPA packaging compliance matter and related stop shipment actions and stronger COVID-19 driven demand for healthcare and healthy living products, primarily in thermometry and air filtration, in the comparative prior year.

The Osprey acquisition also contributed $24.4 million, or 1.2%, to consolidated net sales revenue growth. Net sales revenue was also favorably impacted by net foreign currency fluctuations of approximately $6.8 million, or 0.3%.

Net sales revenue from our Leadership Brands was $1,810.2 million, compared to $1,706.5 million, representing growth of 6.1%.

Segment Net Sales Revenue
Home & Outdoor

Comparison of Fiscal 2023 to 2022
Net sales revenue increased $49.8 million, or 5.8%, to $915.7 million, compared to $865.8 million, primarily due to the contribution from the acquisition of Osprey of $152.7 million, or 17.6%, to segment net sales revenue growth. This growth was partially offset by a decrease from Organic business of $93.6 million, or 10.8%, primarily due to:
•declines in sales primarily due to lower consumer demand driven by shifts in consumer spending patterns and reduced orders from retail customers due to higher trade inventory levels; and
•lower sales in the club channel.

These factors were partially offset by higher sales in the closeout channel and the impact of customer price increases related to rising freight and product costs.

Net sales revenue was also unfavorably impacted by net foreign currency fluctuations of approximately $9.3 million, or (1.1)%.

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

Beauty & Wellness

Comparison of Fiscal 2023 to 2022
Net sales revenue decreased $200.5 million, or 14.8%, to $1,157.0 million, compared to $1,357.5 million. The decrease was primarily driven by a decrease from Organic business of $228.4 million, or 16.8%, primarily due to:
•lower sales of thermometry, air filtration and hair appliance products primarily driven by lower consumer demand, shifts in consumer spending patterns and reduced orders from retail customers due to higher trade inventory levels;
•a decline in Non-Core business net sales revenue due to the sale of our Personal Care business; and
•a decrease in seasonal fan sales.

These factors were partially offset by:
•an increase in sales of humidification and water filtration products as a result of the EPA packaging compliance matter and related stop shipment actions in the comparative prior year;
•higher seasonal heater and humidification product sales;
•an increase in prestige market personal and hair care category sales; and
•the impact of customer price increases related to rising freight and product costs.

The Curlsmith acquisition contributed $35.5 million, or 2.6%, to segment net sales revenue growth. Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $7.7 million, or (0.6)%.

Comparison of Fiscal 2022 to 2021
Net sales revenue decreased $13.9 million, or 1.0%, to $1,357.5 million, compared to $1,371.4 million. The decrease was primarily driven by a decrease from Organic business of $20.1 million, or 1.5%, primarily due to:
•a decrease in both brick and mortar and online sales of air filtration, water filtration, and humidification products as a result of the EPA packaging compliance matter and related stop shipment actions;
•a decline in sales of thermometers and air filtration products due to stronger COVID-19 driven demand for healthcare and healthy living products in the comparative prior year;
•a decline in Non-Core business net sales revenue primarily due to the sale of the North America Personal Care business during the second quarter of fiscal 2022; and
•the unfavorable impact on sales of air filtration products driven by greater wildfire activity on the west coast of the U.S. in the comparative prior year.

These factors were partially offset by:
•higher brick and mortar and online channel sales in the hair appliances and prestige market personal and hair care categories driven by strong consumer demand and the favorable comparative impact of COVID-19 related store closures and reduced store traffic in the prior year;
•an increase in sales of fans as some customers accelerated seasonal orders;
•higher international sales;
•the impact of customer price increases related to rising freight and product costs;
•new hair appliance product introductions;
•expanded distribution primarily in the club channel; and
•increased closeout channel sales.

Net sales revenue was also favorably impacted by net foreign currency fluctuations of approximately $6.2 million, or 0.5%.

Consolidated Gross Profit Margin

Comparison of Fiscal 2023 to 2022
Consolidated gross profit margin increased 0.5 percentage points to 43.4%, compared to 42.9%. The increase in consolidated gross profit margin was primarily due to a more favorable customer mix within the Home & Outdoor segment and the favorable impact of the acquisition of Curlsmith within the Beauty & Wellness segment.

These factors were partially offset by:
•a less favorable product mix within the Home & Outdoor segment due to the acquisition of Osprey;
•the net dilutive impact of inflationary costs and related customer price increases; and
•a less favorable product mix within the wellness categories of our Beauty & Wellness segment.

Comparison of Fiscal 2022 to 2021
Consolidated gross profit margin decreased 1.3 percentage points to 42.9%, compared to 44.2%. The decrease in consolidated gross profit margin was primarily due to:
•the net dilutive impact of inflationary costs and related customer price increases;
•EPA compliance costs recognized in cost of goods sold in the Beauty & Wellness segment of $17.8 million; and
•a less favorable channel mix within the Home & Outdoor segment.

These factors were partially offset by a favorable mix of more Home & Outdoor sales within our consolidated net sales revenue.

Consolidated SG&A

Comparison of Fiscal 2023 to 2022
Consolidated SG&A ratio increased 1.3 percentage points to 31.9%, compared to 30.6%. The increase in the consolidated SG&A ratio was primarily due to:
•the unfavorable leverage impact of the decrease in net sales;
•higher distribution expense;
•increased salary and wage costs;
•higher marketing expense; and
•increased amortization expense.

These factors were partially offset by:
•reduced annual incentive compensation expense;
•the favorable leverage impact of customer price increases related to inflationary costs;
•a gain from insurance recoveries on damaged inventory of $9.7 million;
•a decrease in EPA compliance costs of $8.0 million in the Beauty & Wellness segment; and
•lower share-based compensation expense.

Comparison of Fiscal 2022 to 2021
Consolidated SG&A ratio increased 0.2 percentage points to 30.6%, compared to 30.4%. The increase in the consolidated SG&A ratio was primarily due to:
•the comparative impact of higher personnel expense due to cost reduction initiatives in the prior year period related to the uncertainty of COVID-19;
•EPA compliance costs of $14.6 million in the Beauty & Wellness segment as a result of the EPA packaging compliance matter and related stop shipment actions;
•higher share-based compensation expense; and
•increased distribution expense.

These factors were partially offset by:
•a decrease in marketing expense;
•lower royalty expense;
•reduced amortization expense; and
•the favorable leverage impact of net sales growth.

Asset Impairment Charges

Fiscal 2023
We did not record any asset impairment charges.

Fiscal 2022
We did not record any asset impairment charges.

Fiscal 2021
As a result of our quarterly impairment evaluation of long-lived assets held for sale, we recorded an asset impairment charge of $8.5 million ($7.4 million after tax) to reduce the goodwill of our Personal Care business during the fourth quarter of fiscal 2021.

Restructuring Charges

Fiscal 2023
We incurred $27.4 million of pre-tax restructuring costs related primarily to professional fees and severance and employee related costs under Project Pegasus. During fiscal 2023, we made total cash restructuring payments of $20.8 million and had a remaining liability of $6.6 million as of February 28, 2023.

Fiscal 2022
We incurred $0.4 million of pre-tax restructuring costs related to employee severance and termination benefits under a prior restructuring plan referred to as Project Refuel. During fiscal 2022, we made total cash restructuring payments of $0.5 million.

Fiscal 2021
We incurred $0.4 million of pre-tax restructuring costs related to employee severance and termination benefits and contract termination costs under a prior restructuring plan referred to as Project Refuel. During fiscal 2021, we made total cash restructuring payments of $1.1 million and had a remaining liability of $0.1 million as of February 28, 2021.

Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment

In order to provide a better understanding of the impact of certain items on our operating income, the tables that follow report the comparative pre-tax impact of asset impairment charges, acquisition-related expenses, EPA compliance costs, gain from insurance recoveries, restructuring charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods presented below. Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended February 28, 2023
(in thousands)	Home & Outdoor (1)		Beauty & Wellness (2)		Total
Operating income, as reported (GAAP)	$134,053	14.6%	$77,738	6.7%	$211,791	10.2%
Acquisition-related expenses	117	—%	2,667	0.2%	2,784	0.1%
EPA compliance costs	—	—%	23,573	2.0%	23,573	1.1%
Gain from insurance recoveries	—	—%	(9,676)	(0.8)%	(9,676)	(0.5)%
Restructuring charges	8,689	0.9%	18,673	1.6%	27,362	1.3%
Subtotal	142,859	15.6%	112,975	9.8%	255,834	12.3%
Amortization of intangible assets	7,020	0.8%	11,302	1.0%	18,322	0.9%
Non-cash share-based compensation	10,751	1.2%	16,002	1.4%	26,753	1.3%
Adjusted operating income (non-GAAP)	$160,630	17.5%	$140,279	12.1%	$300,909	14.5%

	Fiscal Year Ended February 28, 2022
(in thousands)	Home & Outdoor (1)		Beauty & Wellness		Total
Operating income, as reported (GAAP)	$134,925	15.6%	$137,625	10.1%	$272,550	12.3%
Acquisition-related expenses	2,424	0.3%	—	—%	2,424	0.1%
EPA compliance costs	—	—%	32,354	2.4%	32,354	1.5%
Restructuring charges	369	—%	11	—%	380	—%
Subtotal	137,718	15.9%	169,990	12.5%	307,708	13.8%
Amortization of intangible assets	2,891	0.3%	9,873	0.7%	12,764	0.6%
Non-cash share-based compensation	13,812	1.6%	20,806	1.5%	34,618	1.6%
Adjusted operating income (non-GAAP)	$154,421	17.8%	$200,669	14.8%	$355,090	16.0%

	Fiscal Year Ended February 28, 2021
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating income, as reported (GAAP)	$122,487	16.8%	$159,001	11.6%	$281,488	13.4%
Asset impairment charges	—	—%	8,452	0.6%	8,452	0.4%
Restructuring charges	249	—%	101	—%	350	—%
Subtotal	122,736	16.9%	167,554	12.2%	290,290	13.8%
Amortization of intangible assets	2,055	0.3%	15,588	1.1%	17,643	0.8%
Non-cash share-based compensation	10,278	1.4%	16,140	1.2%	26,418	1.3%
Adjusted operating income (non-GAAP)	$135,069	18.6%	$199,282	14.5%	$334,351	15.9%

(1)Fiscal 2023 includes a full year of operating results from Osprey, acquired on December 29, 2021, compared to approximately nine weeks of operating results in fiscal 2022. For additional information see Note 7 to the accompanying consolidated financial statements.
(2)Fiscal 2023 includes approximately forty-five weeks of operating results from Curlsmith, acquired on April 22, 2022. For additional information see Note 7 to the accompanying consolidated financial statements.

Consolidated Operating Income

Comparison of Fiscal 2023 to 2022
Consolidated operating income was $211.8 million, or 10.2% of net sales revenue, compared to $272.6 million, or 12.3% of net sales revenue. Fiscal 2023 includes pre-tax acquisition-related expenses of $2.8 million, pre-tax EPA compliance costs of $23.6 million, pre-tax gain from insurance recoveries of $9.7 million, and pre-tax restructuring charges of $27.4 million, compared to pre-tax acquisition-related expenses of $2.4 million, pre-tax EPA compliance costs of $32.4 million, and pre-tax restructuring charges of $0.4 million in fiscal 2022. The effect of these items unfavorably impacted the year-over-year comparison of consolidated operating margin by a combined 0.4 percentage points. The remaining 1.7 percentage point decrease in consolidated operating margin was primarily driven by:
•unfavorable operating leverage;
•higher distribution expense;
•a less favorable product mix within the Home & Outdoor segment due to the acquisition of Osprey;
•a less favorable product mix within the wellness categories of our Beauty & Wellness segment;
•increased salary and wage costs;
•higher marketing expense; and
•increased amortization expense.

These factors were partially offset by:
•a favorable mix of more Home & Outdoor sales within our consolidated net sales revenue;
•reduced annual incentive compensation expense;
•the favorable impact of the acquisition of Curlsmith within the Beauty & Wellness segment;
•a more favorable customer mix within the Home & Outdoor segment; and
•lower share-based compensation expense.

Consolidated adjusted operating income decreased 15.3% to $300.9 million, or 14.5% of net sales revenue, compared to $355.1 million, or 16.0% of net sales revenue.

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

Home & Outdoor

Comparison of Fiscal 2023 to 2022
Operating income was $134.1 million, or 14.6% of segment net sales revenue, compared to $134.9 million, or 15.6% of segment net sales revenue. The 1.0 percentage point decrease in segment operating margin was primarily due to:
•the impact of the acquisition of Osprey, which has a lower operating margin than the rest of the Home & Outdoor segment;
•an increase in distribution expense;
•an increase in restructuring charges of $8.3 million;
•an increase in marketing expense; and
•higher salary and wage costs.

These factors were partially offset by:
•a more favorable customer mix;
•reduced annual incentive compensation expense;
•lower inventory obsolescence expense; and
•lower share-based compensation expense.

Adjusted operating income increased 4.0% to $160.6 million, or 17.5% of segment net sales revenue, compared to $154.4 million, or 17.8% of segment net sales revenue.

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

Beauty & Wellness

Comparison of Fiscal 2023 to 2022
Operating income was $77.7 million, or 6.7% of segment net sales revenue, compared to $137.6 million, or 10.1% of segment net sales revenue. The 3.4 percentage point decrease in segment operating margin is primarily due to:
•unfavorable operating leverage;
•higher distribution expense;
•restructuring charges of $18.7 million;
•higher salary and wage costs;
•the unfavorable comparative impact of tariff exclusion refunds received in the prior year;
•a less favorable product mix within the wellness categories; and
•acquisition-related expense in connection with the Curlsmith transaction.

These factors were partially offset by:
•decreased annual incentive compensation expense;

•a gain from insurance recoveries on damaged inventory of $9.7 million;
•the favorable impact of the acquisition of Curlsmith; and
•a decrease in EPA compliance costs of $8.8 million.

Adjusted operating income decreased 30.1% to $140.3 million, or 12.1% of segment net sales revenue, compared to $200.7 million, or 14.8% of segment net sales revenue.

Comparison of Fiscal 2022 to 2021
Operating income was $137.6 million, or 10.1% of segment net sales revenue, compared to $159.0 million, or 11.6% of segment net sales revenue. The 1.5 percentage point decrease in segment operating margin is primarily due to:
•EPA compliance costs of $32.4 million;
•higher salary and wage costs;
•the net dilutive impact of inflationary costs and related customer price increases;
•higher share-based compensation expense; and
•increased distribution expense.

These factors were partially offset by:
•a decrease in marketing expense;
•lower inbound air freight expense;
•the favorable comparative impact of tariff exclusion refunds received in fiscal 2022;
•reduced royalty expense, primarily as a result of the amended Revlon trademark license;
•a decrease in asset impairment charges of $8.5 million; and
•reduced amortization expense.

Adjusted operating income increased 0.7% to $200.7 million, or 14.8% of segment net sales revenue, compared to $199.3 million, or 14.5% of segment net sales revenue.

Interest Expense

Comparison of Fiscal 2023 to 2022
Interest expense was $40.8 million, compared to $12.8 million. The increase in interest expense was primarily due to higher average levels of debt outstanding, including borrowings to fund the acquisition of Curlsmith, as well as construction of a new distribution facility, and higher average interest rates compared to the prior year.

Comparison of Fiscal 2022 to 2021
Interest expense was $12.8 million, compared to $12.6 million. The increase in interest expense was primarily due to higher average levels of debt outstanding, including borrowings to fund the acquisition of Osprey, partially offset by lower average interest rates compared to the prior year.

Income Tax Expense

The period-over-period comparison of our effective tax rate is often impacted by the mix of income in our various tax jurisdictions. Due to our organization in Bermuda and the ownership structure of our foreign subsidiaries, many of which are not owned directly or indirectly by a U.S. parent company, an immaterial amount of our foreign income is subject to U.S. taxation on a permanent basis under current law. Additionally, our intellectual property is largely owned by our foreign subsidiaries, resulting in proportionally higher earnings in jurisdictions with lower statutory tax rates, which decreases our overall effective tax rate.

On December 15, 2022, the European Union agreed to implement the Organisation for Economic Co-operation and Development's Inclusive Framework project's global minimum tax rules starting in 2024.

We will continue to monitor whether, and to what extent, the Inclusive Framework project's rules are implemented consistently across jurisdictions and evaluate any potential impact to our global effective tax rate.

On August 16, 2022, the Inflation Reduction Act (the “Act”) was enacted and signed into law. The Act is a budget reconciliation package that includes significant law changes relating to tax, climate change, energy, and health care. The tax provisions include, among other items, a corporate alternative minimum tax of 15%, an excise tax of 1% on corporate stock buy-backs, energy-related tax credits, and additional IRS funding. We currently do not expect these tax provisions to have a material impact to our consolidated financial statements. We will continue to monitor and evaluate impact as further regulatory guidance becomes available.

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

Fiscal 2023 income tax expense as a percentage of income before income tax was 16.4% compared to income tax expense of 13.9% for fiscal 2022, primarily due to shifts in the mix of income in our various tax jurisdictions.

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

Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP)

In order to provide a better understanding of the impact of certain items on our income and diluted EPS, the tables that follow report the comparative after-tax impact of asset impairment charges, acquisition-related expenses, EPA compliance costs, gain from insurance recoveries, restructuring charges, tax reform, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on income and diluted EPS for the periods presented below. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended February 28, 2023
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$171,289	$28,016	$143,273	$7.11	$1.16	$5.95
Acquisition-related expenses	2,784	2	2,782	0.12	—	0.12
EPA compliance costs	23,573	354	23,219	0.98	0.01	0.96
Gain from insurance recoveries	(9,676)	(121)	(9,555)	(0.40)	(0.01)	(0.40)
Restructuring charges	27,362	388	26,974	1.14	0.02	1.12
Subtotal	215,332	28,639	186,693	8.94	1.19	7.75
Amortization of intangible assets	18,322	2,275	16,047	0.76	0.09	0.67
Non-cash share-based compensation	26,753	1,830	24,923	1.11	0.08	1.03
Adjusted (non-GAAP)	$260,407	$32,744	$227,663	$10.81	$1.36	$9.45

Weighted average shares of common stock used in computing diluted EPS						24,090

	Fiscal Year Ended February 28, 2022
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$259,966	$36,202	$223,764	$10.65	$1.48	$9.17
Acquisition-related expenses	2,424	87	2,337	0.10	—	0.10
EPA compliance costs	32,354	485	31,869	1.33	0.02	1.31
Restructuring charges	380	6	374	0.02	—	0.02
Subtotal	295,124	36,780	258,344	12.09	1.51	10.58
Amortization of intangible assets	12,764	1,010	11,754	0.52	0.04	0.48
Non-cash share-based compensation	34,618	2,965	31,653	1.42	0.12	1.30
Adjusted (non-GAAP)	$342,506	$40,755	$301,751	$14.03	$1.67	$12.36

Weighted average shares of common stock used in computing diluted EPS						24,410

	Fiscal Year Ended February 28, 2021
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$269,430	$15,484	$253,946	$10.69	$0.61	$10.08
Asset impairment charges	8,452	1,009	7,443	0.34	0.04	0.30
Restructuring charges	350	2	348	0.01	—	0.01
Tax reform	—	9,357	(9,357)	—	0.37	(0.37)
Subtotal	278,232	25,852	252,380	11.04	1.03	10.02
Amortization of intangible assets	17,643	865	16,778	0.70	0.03	0.67
Non-cash share-based compensation	26,418	1,926	24,492	1.05	0.08	0.97
Adjusted (non-GAAP)	$322,293	$28,643	$293,650	$12.79	$1.14	$11.65

Weighted average shares of common stock used in computing diluted EPS						25,196

Comparison of Fiscal 2023 to 2022
Net Income was $143.3 million compared to $223.8 million. Diluted EPS was $5.95 compared to $9.17. Diluted EPS decreased primarily due to lower operating income in the Beauty & Wellness segment, higher interest expense and an increase in the effective income tax rate, partially offset by lower weighted average diluted shares outstanding.

Adjusted income decreased $74.1 million, or 24.6%, to $227.7 million compared to $301.8 million. Adjusted diluted EPS decreased 23.5% to $9.45 compared to $12.36.

Comparison of Fiscal 2022 to 2021
Net Income was $223.8 million compared to $253.9 million. Diluted EPS was $9.17 compared to $10.08. Diluted EPS decreased primarily due to lower operating income in the Beauty & Wellness segment and a higher effective income tax rate primarily due to the tax reform benefit recognized in the prior year, partially offset by higher operating income in the Home & Outdoor segment and lower weighted average diluted shares outstanding.

Adjusted income increased $8.1 million, or 2.8%, to $301.8 million compared to $293.7 million. Adjusted diluted EPS increased 6.1% to $12.36 compared to $11.65.

Liquidity and Capital Resources

We principally rely on our cash flow from operations and borrowings under our Credit Agreement to finance our operations, capital and intangible asset expenditures, acquisitions and share repurchases. Historically, our principal uses of cash to fund our operations have included operating expenses, primarily SG&A, and working capital, predominantly for inventory purchases and the extension of credit to our retail customers. We have typically been able to generate positive cash flow from operations sufficient to fund our operating activities. In the past, we have utilized a combination of available cash and existing, or additional, sources of financing to fund strategic acquisitions, share repurchases and capital investments. We generated $208.2 million in cash from operations during fiscal 2023 and had $29.1 million in cash and cash equivalents at February 28, 2023. As of February 28, 2023, the amount of cash and cash equivalents held by our foreign subsidiaries was $27.0 million. Capital and intangible asset expenditures in fiscal 2023 of $174.9 million included construction expenditures inclusive of capitalized interest related to a new two million square foot distribution facility. During fiscal 2023 we acquired Curlsmith for $147.9 million in cash, net of cash acquired. The acquisition was funded with cash on hand and borrowings under our Credit Agreement. We experienced elevated outstanding borrowings under the Credit Agreement during fiscal 2023 in comparison to fiscal 2022 due to borrowings to fund the acquisitions of Osprey and Curlsmith and the construction of our new distribution facility, coupled with the impact of lower consumer demand and shifts in consumer spending patterns. We have no existing activities involving special purpose entities or off-balance sheet financing.

Our anticipated material cash requirements in fiscal 2024 include the following:
•operating expenses, primarily SG&A and working capital predominately for inventory purchases and to carry normal levels of accounts receivable on our balance sheet;
•repayment of a current maturity of long term debt of $6.3 million;
•estimated interest payments of approximately $57.9 million based on outstanding debt obligations, weighted average interest rates and interest rate swaps in effect at February 28, 2023;
•minimum operating lease payments under existing obligations of approximately $9.4 million;
•minimum royalty payments under existing license agreements of approximately $6.4 million;
•restructuring payments under Project Pegasus of approximately $31.0 million (refer to Note 12 for additional information); and

•capital and intangible asset expenditures between approximately $45 million to $50 million for automation equipment at our new distribution facility and to support ongoing operations and future infrastructure needs.

Our anticipated material cash requirements beyond fiscal 2024 include the following:
•operating expenses, primarily SG&A and working capital predominately for inventory purchases and to carry normal levels of accounts receivable on our balance sheet;
•outstanding long-term debt obligations maturing between fiscal 2025 and fiscal 2026, in an aggregate principal value of approximately $930.6 million, with $924.4 million of that amount maturing in fiscal 2026 (refer to Note 14 for additional information);
•estimated interest payments of approximately $62.7 million and $3.9 million in fiscal 2025 and fiscal 2026, respectively, based on outstanding debt obligations, weighted average interest rates and interest rate swaps in effect at February 28, 2023 (refer to Note 14 for additional information);
•minimum operating lease payments of approximately $53.7 million over the term of our existing operating lease arrangements (refer to Note 3 for additional information);
•minimum royalty payments of approximately $20.4 million over the term of the existing license agreements (refer to Note 13 for additional information); and
•capital and intangible asset expenditures to support ongoing operations and future infrastructure needs.

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

Operating Activities

Comparison of Fiscal 2023 to 2022
Operating activities provided net cash of $208.2 million compared to $140.8 million. The increase was primarily driven by decreases in cash used for inventory purchases and accounts receivable, partially offset by a decrease in cash earnings and increases in cash paid primarily for interest, restructuring activities and income taxes.

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

Investing Activities

Investing activities used cash of $319.3 million, $438.9 million and $98.7 million in fiscal 2023, 2022 and 2021, respectively.

Highlights from Fiscal 2023
•We paid $147.9 million, net of cash acquired, to acquire Curlsmith and made investments in capital and intangible asset expenditures of $174.9 million, of which $147.0 million was for construction expenditures inclusive of capitalized interest related to a new 2 million square foot distribution facility. Capital and intangible asset expenditures also included $27.9 million primarily for computer, software, furniture and other equipment and tools, molds, and other production equipment.

Highlights from Fiscal 2022
•We paid $410.9 million, net of cash acquired, to acquire Osprey and made investments in capital and intangible asset expenditures of $78.0 million, of which $55.8 million was for land and initial construction expenditures related to a new 2 million square foot distribution facility. In addition, capital and intangible asset expenditures of $22.2 million were made primarily for tools, molds, and other production equipment and computer, software, furniture and other equipment. These uses of cash for investing activities were partially offset by proceeds from the sale of our North America Personal Care business and property and equipment of $44.7 million and $5.3 million, respectively.

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

Financing Activities

Financing activities provided cash of $106.8 million and $286.4 million in fiscal 2023 and 2022, respectively, and used cash of $194.8 million in fiscal 2021.

Highlights from Fiscal 2023
•we had draws of $685.8 million in revolving loans under our Credit Agreement;
•we repaid $795.3 million of revolving loans drawn under our Credit Agreement;
•we received proceeds of $250.0 million from term loans under our Credit Agreement;
•we repaid $19.8 million of long-term debt; and
•we repurchased and retired 90,462 shares of common stock at an average price of $203.02 per share for a total purchase price of $18.4 million through the settlement of certain stock awards.

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

Credit Agreement and Other Debt Agreements

Credit Agreement

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1.25 billion and matures on March 13, 2025. The Credit Agreement includes a $300 million accordion, which can be used for term loan commitments. The accordion permits the Company to request to increase its borrowing capacity, not to exceed the $300 million commitment in the aggregate, provided certain conditions are met, including lender approval. As described below, in June of 2022, we exercised $250 million of the $300 million accordion under the Credit Agreement and borrowed $250 million as term loans. Any increase to term loan commitments and revolving loan commitments must be made on terms identical to the revolving loans under the Credit Agreement and must have a maturity date of no earlier than March 13, 2025. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. We are able to repay amounts borrowed at any time without penalty.

Borrowings accrue interest under one of two alternative methods pursuant to the Credit Agreement as described below. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment and letter of credit fees under the Credit Agreement. At February 28, 2022, the Credit Agreement bore floating interest at either the Base Rate or the London Interbank Offered Rate (“LIBOR”), plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.0% and 1.0% to 2.0% for Base Rate and LIBOR borrowings, respectively.

On June 28, 2022, we entered into an amendment to the Credit Agreement to, among other things, replace LIBOR with Term SOFR (as defined in the Credit Agreement) as the reference interest rate. Accordingly, we updated our interest rate swap contracts associated with the Credit Agreement borrowings to replace LIBOR with Term SOFR as the reference interest rate. In connection with the amendment, we also (i) exercised the accordion under the Credit Agreement and borrowed $250 million as term loans, and (ii) provided a notice relating to a qualified acquisition, which triggered temporary adjustments to the maximum leverage ratio as further described below. The term loans are payable at the end of each fiscal quarter in equal installments of 0.625% of the term loans made, which began in the third quarter of fiscal 2023, with the remaining balance due at the maturity date. The maturity date of the term loans is March 13, 2025, which is the same maturity date as the revolving loans under the Credit Agreement. The proceeds from the term loans were used to repay revolving loans under the Credit Agreement. We may prepay the term loans, in whole or in part, at any time without premium or penalty. Following the amendment, borrowings under the Credit Agreement bear floating interest at either the Base Rate or Term SOFR, plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.0% and 1.0% to 2.0% for Base Rate and Term SOFR borrowings, respectively, plus a credit spread of 0.10% for Term SOFR borrowings. As a result of the notice for the qualified acquisition, the maximum leverage ratio is 4.00 to 1.00 through February 28, 2023, 3.75 to 1.00 through May 31, 2023 and 3.50 to 1.00 thereafter.

As of February 28, 2023, the outstanding Credit Agreement principal balance was $936.9 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $18.2 million. The weighted average interest rate on borrowings outstanding under the Credit Agreement was 6.6% at February 28, 2023. As of February 28, 2023, the amount available for revolving loans under the Credit Agreement was $541.8 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As a result of our exercise of the qualified acquisition notice under the Credit Agreement, as of February 28, 2023, these covenants effectively limited our ability to incur more than $363.0 million of additional debt from all sources, including the Credit Agreement.

Other Debt Agreements

On February 28, 2023, we paid the remaining balance of $15.1 million, including principal and interest, outstanding under our unsecured loan agreement (the “MBFC Loan”) with the Mississippi Business Finance Corporation (the “MBFC”), without penalty. As a result, as of February 28, 2023, we no longer have outstanding debt related to the MBFC Loan and the MBFC Loan terminated pursuant to its terms. The loan agreement was entered into in connection with the issuance by MBFC of taxable industrial development revenue bonds. The borrowings were used to fund construction of our Olive Branch, Mississippi distribution facility. The maturity date of the MBFC Loan was March 1, 2023.

On August 26, 2022, we entered into an amendment to the loan agreement for the unsecured MBFC
Loan to, among other things, replace LIBOR with Term SOFR (as defined in the loan agreement) as the reference interest rate. Following the effective date of the amendment, borrowings under the MBFC Loan bore interest at either the Base Rate or Term SOFR (both as defined in the loan agreement), plus a margin based on the Net Leverage Ratio (as defined in the loan agreement) of 0% to 1.0% and 1.0% to
2.0% for Base Rate and Term SOFR borrowings, respectively, plus a credit spread of 0.10% for Term
SOFR borrowings. Prior to the amendment, the MBFC Loan bore floating interest based on either LIBOR plus a margin of up to 2.0%, or a Base Rate plus a margin of up to 1.0%, as determined by the interest rate elected and the Net Leverage Ratio defined in loan agreement.

Debt Covenants

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our Credit Agreement requires the maintenance of certain key financial covenants, defined in the table below. Our Credit Agreement also contains other customary covenants, including, among other things, covenants restricting or limiting us, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on our properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) repurchasing shares of our common stock and paying dividends. Our Credit Agreement also contains customary events of default, including failure to pay principal or interest when due, among others. Upon an event of default under our Credit Agreement, the lenders may, among other things, accelerate the maturity of any amounts outstanding. The commitments of the lenders to make loans to us under the Credit Agreement are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the Credit Agreement.

As of February 28, 2023, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

The table below provides the formulas currently in effect for certain key financial covenants as defined under our Credit Agreement:

Applicable Financial Covenant	Credit Agreement
Minimum Interest Coverage Ratio	EBIT (1) ÷ Interest Expense (1)
Minimum Required: 3.00 to 1.00
Maximum Leverage Ratio	Total Current and Long Term Debt (2) ÷ EBITDA (1) + Pro Forma Effect of Transactions
Maximum Allowed as of February 28, 2023: 4.00 to 1.00 (3)

Key Definitions:

EBIT:	Earnings + Interest Expense + Taxes + Non-Cash Charges (4) + Certain Allowed Addbacks (4) - Certain Non-Cash Income (4)
EBITDA:	EBIT + Depreciation and Amortization Expense
Pro Forma Effect of Transactions:	For any acquisition, pre-acquisition EBITDA of the acquired business is included so that the
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
(3)In the event a qualified acquisition is consummated, the maximum leverage ratio is 4.25 to 1.00 for the first fiscal quarter after the qualified acquisition and then steps down until the maximum leverage ratio is 3.75 to 1.00 at the end of the fifth fiscal quarter after the qualified acquisition is consummated. During fiscal 2023, we provided a qualified acquisition notice and as a result, the maximum allowed leverage ratio is 4.00 to 1.00 through February 28, 2023, 3.75 to 1.00 through May 31, 2023 and 3.50 to 1.00 thereafter.
(4)As defined in the Credit Agreement.

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

Our quantitative impairment test methodology primarily uses estimated future discounted cash flow models (“DCF Models”). The DCF Models use a number of assumptions including expected future cash flows from the assets, volatility, risk free rate, and the expected life of the assets, the determination of which require significant judgments from management. In determining the assumptions to be used, we consider the existing rates on Treasury Bills, yield spreads on assets with comparable expected lives, historical volatility of our common stock and that of comparable companies, and general economic and industry trends, among other considerations. When stock market or other conditions warrant, we expand our traditional impairment test methodology to give weight to other methods that provide additional observable market information in order to better reflect the current risk level being incorporated into market prices and in order to corroborate the fair values of each of our reporting units. Management will place increased reliance on these additional methods in conjunction with its DCF Models in the event that the total market capitalization of its stock drops below its consolidated stockholders’ equity balance for a sustained period.

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

Impairment of Long-Lived Assets
We review intangible assets with definite lives and long-lived assets held and used if a triggering event occurs during the reporting period. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value. If our analysis indicates that an individual asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value. We evaluate any long-lived assets held for sale quarterly to determine if fair value less cost to sell has changed during the reporting period. This analysis entails a significant amount of judgment and subjectivity. See Note 4 to the accompanying consolidated financial statements for additional information on our assets held for sale impairment analysis.

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

We grant PSAs and PSUs to certain officers and associates, which cliff vest after P3Y and are contingent upon meeting one or more defined operational performance metrics over the three year performance period (“Performance Condition Awards”). The quantity of shares ultimately awarded can range from 0% to 200% of “Target”, as defined in the award agreement as 100%, based on the level of achievement against the defined operational performance metrics. We recognize compensation expense for Performance Condition Awards over the requisite service period to the extent performance conditions are considered probable. Estimating the number of shares of Performance Condition Awards that are probable of vesting requires judgment, including assumptions about future operating performance. While the assumptions used to estimate the probability of achievement against the defined operational performance metrics are management's best estimates, such estimates involve inherent uncertainties. The extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment to share-based compensation expense in the period estimates are revised.

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

Information Regarding Forward-Looking Statements

Certain written and oral statements in this Annual Report may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this Annual Report, in other filings with the SEC, in press releases, and in certain other oral and written presentations. Generally, the words “anticipates”, “believes”, “expects”, “plans”, “may”, “will”, “might”, “would”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “currently”, “continue”, “intends”, “outlook”, “forecasts”, “targets”, “could”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that may occur in the future, including statements related to sales, expenses, EPS results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct. Forward-looking statements are only as of the date they are made and are subject to risks that could cause them to differ materially from actual results. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We believe that these risks include but are not limited to the risks described in this Annual Report under Item 1A., “Risk Factors” and that are otherwise described from time to time in our SEC reports as filed. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Changes in currency exchange rates and interest rates are our primary financial market risks.

Foreign Currency Risk
The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. Approximately 13%, 10%, and 12% of our net sales revenue was denominated in foreign currencies during fiscal 2023, 2022 and 2021, respectively. These sales were primarily denominated in Euros, British Pounds and Canadian Dollars. We make most of our inventory purchases from manufacturers in Asia and primarily use the U.S. Dollar for such purchases.

In our consolidated statements of income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign taxes receivable, taxes payable, deferred tax assets, and deferred tax liabilities are recognized in their respective income tax lines, and all other foreign currency exchange rate gains and losses are recognized in SG&A. We recorded in SG&A foreign currency exchange rate net losses of $1.7 million, $0.2 million and $0.6 million during fiscal 2023, 2022 and 2021, respectively.

We identify foreign currency risk by regularly monitoring our foreign currency denominated transactions and balances. Where operating conditions permit, we reduce our foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

We mitigate certain foreign currency exchange rate risk by using a series of forward contracts and cross-currency debt swaps to protect against the foreign currency exchange rate risk inherent in our transactions denominated in foreign currencies. Our primary objective in holding derivatives is to reduce the volatility of net earnings, cash flows, and the net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which have terms of generally 12 to 24 months. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. We expect that as currency market conditions warrant, and our foreign currency denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against certain potential foreign currency exchange rate losses.

As of February 28, 2023 and February 28, 2022, a hypothetical adverse 10% change in foreign currency exchange rates would reduce the carrying and fair values of our derivatives by $8.8 million and $10.3 million on a pre-tax basis, respectively. This calculation is for risk analysis purposes and does not purport to represent actual losses or gains in fair value that we could incur. It is important to note that the change in value represents the estimated change in fair value of the contracts. Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets. Because the contracts hedge an underlying exposure, we would expect a similar and opposite change in foreign currency exchange rate gains or losses over the same periods as the contracts. Refer to Note 16 to the accompanying consolidated financial statements for further information regarding these instruments.

A significant portion of the products we sell are purchased from third-party manufacturers in China, who source a significant portion of their labor and raw materials in Chinese Renminbi. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years and in fiscal 2023 the average exchange rate of the Chinese Renminbi weakened against the U.S. Dollar by approximately 6.0% compared to the average rate during fiscal 2022. If China’s currency continues to fluctuate against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations. Accordingly, there can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, results of operations and financial condition.

Interest Rate Risk
Interest on our outstanding debt as of February 28, 2023 is based on variable floating interest rates. As such, we are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. As of February 28, 2023, certain borrowings under the Credit Agreement bore interest at an adjusted Term SOFR (as defined in the Credit Agreement). SOFR began in April 2018 and it therefore has a limited history. The future performance of SOFR cannot reliably be predicted based on hypothetical or limited historical performance data. Uncertainty as to SOFR or changes to SOFR may affect the interest rate of certain borrowings under the Credit Agreement. We hedge against interest rate volatility by using interest rate swaps to hedge a portion of our outstanding floating rate debt. Additionally, our cash and short-term investments generate interest income that will vary based on changes in short-term interest.

As of February 28, 2023 and February 28, 2022, a hypothetical adverse 10% change in interest rates would reduce the carrying and fair values of the interest rate swaps by $4.3 million and $0.4 million on a pre-tax basis, respectively. This calculation is for risk analysis purposes and does not purport to represent actual losses or gains in fair value that we could incur. It is important to note that the change in value represents the estimated change in the fair value of the swaps. Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets. Because the swaps hedge an underlying exposure, we would expect a similar and opposite change in floating interest rates over the same periods as the swaps. Refer to Notes 14 and 16 to the accompanying consolidated financial statements for further information regarding our interest rate sensitive assets and liabilities.

As of February 28, 2023 and February 28, 2022, a hypothetical 1% increase in interest rates would increase our annual interest expense, net of the effect of our interest rate swaps, by approximately $5.1 million and $6.9 million, respectively. This calculation is for risk analysis purposes and does not purport to represent actual increases or decreases in interest expense that we could incur. Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets. Refer to Item 1A., “Risk Factors” and Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report for further information regarding our interest rate risks.

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

On April 22, 2022, we completed our acquisition of Recipe Products Ltd. (“Curlsmith”). In accordance with Securities Exchange Commission guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded Curlsmith from our assessment of the effectiveness of internal control over financial reporting as of February 28, 2023. The assets and net sales revenue of Curlsmith that were excluded from our assessment constituted approximately 0.5 percent of the Company's total consolidated assets (excluding goodwill and intangibles, which are included within the scope of the assessment) and 1.7 percent of total consolidated net sales revenue, as of and for the year ended February 28, 2023. The scope of management’s assessment of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2023 includes all of our consolidated operations except for those disclosure controls and procedures of Curlsmith. See Note 7 for additional information regarding the Curlsmith acquisition. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of February 28, 2023.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Helen of Troy Limited
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Helen of Troy Limited and subsidiaries (the “Company”) as of February 28, 2023, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2023, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 28, 2023, and our report dated April 27, 2023 expressed an unqualified opinion on those financial statements.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Recipe Products Ltd. (“Curlsmith”), a wholly-owned subsidiary, whose financial statements reflect total assets (excluding goodwill and intangibles, which are included within the scope of the assessment) and net sales revenue constituting 0.5 and 1.7 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 28, 2023. As indicated in Management’s Report, Curlsmith was acquired during the fiscal year ended February 28, 2023. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Curlsmith.
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
April 27, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Helen of Troy Limited
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Helen of Troy Limited and subsidiaries (the “Company”) as of February 28, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2023, and the related notes and financial statement schedule included under Schedule II – Valuation and Qualifying Accounts (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 28, 2023, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 27, 2023 expressed an unqualified opinion.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Estimation of Fair Value of Certain Acquired Assets in a Business Combination
As described further in Note 7 to the financial statements, the Company completed its acquisition of Recipe Products Ltd. (“Curlsmith”) on April 22, 2022. The Company’s accounting for the acquisition required the estimation of the fair value of assets acquired and liabilities assumed, which included a preliminary purchase price allocation of identifiable intangible assets of customer relationships and trade names. We identified the valuation of customer relationships and trade names to be a critical audit matter.
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
Our audit procedures related to the estimation of the fair value of the intangible assets acquired in the acquisition of Curlsmith included the following, among others.

•We tested the design and operating effectiveness of key controls relating to management’s development of the assumptions used to estimate the forecasted growth rates, gross profit margins, and future net cash flows and reconciliation of forecasted growth rates and gross profit margins prepared by management to the data used in the third-party valuation report.
•We evaluated the qualifications of valuation specialists engaged by the Company to assist in developing the estimated fair value of acquired assets.
•We tested the clerical accuracy of the fair value models utilized by the valuation specialists and by management in estimating the fair value of acquired assets.
•We identified significant inputs and assumptions applied in the estimation of the fair value of acquired intangible assets assumed to determine whether the inputs and assumptions were relevant in the circumstances and applied appropriately in the development of the fair value estimates.
•We evaluated the forecasted financial performance of the acquired businesses by comparing the projected amounts of revenue and cash flows to actual historical performance or relevant industry data and reconciling significant differences.
•We utilized valuation specialists to evaluate the methodologies used, whether they were acceptable for the underlying fair value determinations and whether such methodologies had been applied correctly; the appropriateness of the discount rate used by developing an independent expectation for the acquisition; and to identify and test other significant inputs to the estimation of fair value of certain assets acquired.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2007.
Dallas, Texas
April 27, 2023

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except shares and par value)	February 28, 2023	February 28, 2022
Assets
Assets, current:
Cash and cash equivalents	$29,073	$33,381
Receivables - principally trade, less allowances of $1,678 and $843	377,604	457,623
Inventory	455,485	557,992
Prepaid expenses and other current assets	24,721	25,712
Income taxes receivable	5,158	5,430
Assets held for sale	—	1,942
Total assets, current	892,041	1,082,080

Property and equipment, net of accumulated depreciation of $178,961 and $161,006	351,793	205,378
Goodwill	1,066,479	948,873
Other intangible assets, net of accumulated amortization of $168,574 and $150,309	553,883	537,846
Operating lease assets	38,751	37,759
Deferred tax assets, net	2,781	3,628
Other assets	7,987	7,887
Total assets	$2,913,715	$2,823,451

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$190,598	$308,178
Accrued expenses and other current liabilities	200,718	271,675
Income taxes payable	14,778	20,718
Long-term debt, current maturities	6,064	1,884
Liabilities held for sale	—	235
Total liabilities, current	412,158	602,690

Long-term debt, excluding current maturities	928,348	811,332
Lease liabilities, non-current	42,672	43,745
Deferred tax liabilities, net	28,048	21,582
Other liabilities, non-current	13,678	16,763
Total liabilities	1,424,904	1,496,112

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 23,994,405 and 23,800,305 shares issued and outstanding	2,399	2,380
Additional paid in capital	317,277	303,740
Accumulated other comprehensive income	4,947	202
Retained earnings	1,164,188	1,021,017
Total stockholders' equity	1,488,811	1,327,339
Total liabilities and stockholders' equity	$2,913,715	$2,823,451

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Income

	Fiscal Years Ended Last Day of February,
(in thousands, except per share data)	2023	2022	2021
Sales revenue, net	$2,072,667	$2,223,355	$2,098,799
Cost of goods sold	1,173,316	1,270,168	1,171,497
Gross profit	899,351	953,187	927,302

Selling, general and administrative expense (“SG&A”)	660,198	680,257	637,012
Asset impairment charges	—	—	8,452
Restructuring charges	27,362	380	350
Operating income	211,791	272,550	281,488

Non-operating income, net	249	260	559
Interest expense	40,751	12,844	12,617
Income before income tax	171,289	259,966	269,430

Income tax expense	28,016	36,202	15,484
Net income	$143,273	$223,764	$253,946

Earnings per share (“EPS”):
Basic	$5.98	$9.27	$10.16
Diluted	5.95	9.17	10.08

Weighted average shares used in computing EPS:
Basic	23,955	24,142	24,985
Diluted	24,090	24,410	25,196

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Fiscal Years Ended Last Day of February,
(in thousands)	2023	2022	2021
Net income	$143,273	$223,764	$253,946
Other comprehensive income (loss), net of tax:
Cash flow hedge activity - interest rate swaps	6,520	5,450	623
Cash flow hedge activity - foreign currency contracts	(1,775)	6,408	(5,274)
Total other comprehensive income (loss), net of tax	4,745	11,858	(4,651)
Comprehensive income	$148,018	$235,622	$249,295

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 29, 2020	25,194	$2,519	$268,043	$(7,005)	$898,166	$1,161,723
Net income	—	—	—	—	253,946	253,946
Other comprehensive loss, net of tax	—	—	—	(4,651)	—	(4,651)
Exercise of stock options	21	2	1,592	—	—	1,594
Issuance and settlement of restricted stock	194	20	(20)	—	—	—
Issuance of common stock related to stock purchase plan	27	3	3,608	—	—	3,611
Common stock repurchased and retired	(1,030)	(103)	(16,245)	—	(186,946)	(203,294)
Share-based compensation	—	—	26,418	—	—	26,418
Balances at February 28, 2021	24,406	$2,441	$283,396	$(11,656)	$965,166	$1,239,347
Net income	—	—	—	—	223,764	223,764
Other comprehensive income, net of tax	—	—	—	11,858	—	11,858
Exercise of stock options	23	2	1,693	—	—	1,695
Issuance and settlement of restricted stock	202	20	(20)	—	—	—
Issuance of common stock related to stock purchase plan	24	2	4,259	—	—	4,261
Common stock repurchased and retired	(855)	(85)	(20,206)	—	(167,913)	(188,204)
Share-based compensation	—	—	34,618	—	—	34,618
Balances at February 28, 2022	23,800	$2,380	$303,740	$202	$1,021,017	$1,327,339
Net income	—	—	—	—	143,273	143,273
Other comprehensive income, net of tax	—	—	—	4,745	—	4,745
Exercise of stock options	9	1	724	—	—	725
Issuance and settlement of restricted stock	242	24	(24)	—	—	—
Issuance of common stock related to stock purchase plan	33	3	4,338	—	—	4,341
Common stock repurchased and retired	(90)	(9)	(18,254)	—	(102)	(18,365)
Share-based compensation	—	—	26,753	—	—	26,753
Balances at February 28, 2023	23,994	$2,399	$317,277	$4,947	$1,164,188	$1,488,811

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Years Ended Last Day of February,
(in thousands)	2023	2022	2021
Cash provided by operating activities:
Net income	$143,273	$223,764	$253,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,683	35,829	37,718
Amortization of financing costs	1,114	986	1,021
Non-cash operating lease expense	9,702	9,580	6,895
Provision for credit losses	1,798	312	2,093
Non-cash share-based compensation	26,753	34,618	26,418
Asset impairment charges	—	—	8,452
Gain on sale of Personal Care business	(1,336)	(513)	—
Loss (gain) on the sale or disposal of property and equipment	63	(2,243)	193
Deferred income taxes and tax credits	(2,242)	(8,871)	(4,400)
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	83,624	(66,834)	(38,149)
Inventory	110,304	(45,913)	(220,817)
Prepaid expenses and other current assets	2,778	(5,589)	(2,033)
Other assets and liabilities, net	(355)	(6,595)	(6,613)
Accounts payable	(115,931)	(43,745)	175,784
Accrued expenses and other current liabilities	(88,040)	(3,593)	73,010
Accrued income taxes	(7,946)	19,630	588
Net cash provided by operating activities	208,242	140,823	314,106

Cash used by investing activities:
Capital and intangible asset expenditures	(174,864)	(78,039)	(98,668)
Net payments to acquire businesses, net of cash acquired	(146,342)	(410,880)	—
Proceeds from sale of Personal Care business	1,804	44,700	—
Proceeds from the sale of property and equipment	69	5,305	—
Net cash used by investing activities	(319,333)	(438,914)	(98,668)

Cash provided (used) by financing activities:
Proceeds from revolving loans	685,800	998,200	937,400
Repayment of revolving loans	(795,300)	(527,700)	(928,400)
Proceeds from term loans	250,000	—	—
Repayment of long-term debt	(19,832)	(1,900)	(1,900)
Payment of financing costs	(586)	—	(3,796)
Proceeds from share issuances under share-based compensation plans	5,066	5,956	5,205
Payments for repurchases of common stock	(18,365)	(188,204)	(203,294)
Net cash provided (used) by financing activities	106,783	286,352	(194,785)

Net (decrease) increase in cash and cash equivalents	(4,308)	(11,739)	20,653
Cash and cash equivalents, beginning balance	33,381	45,120	24,467
Cash and cash equivalents, ending balance	$29,073	$33,381	$45,120

Supplemental cash flow information:
Interest paid	$43,687	$11,694	$11,640
Income taxes paid, net of refunds	37,082	22,831	19,692

Supplemental non-cash investing activity:
Capital expenditures included in accounts payable	5,847	6,858	—
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

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. As of February 28, 2023, we operated two reportable segments: Home & Outdoor and Beauty & Wellness. During the fourth quarter of fiscal 2023, we made changes to the structure of our organization in connection with our global restructuring plan (as further described below and in Note 12) that resulted in our previous Health & Wellness and Beauty operating segments being combined into a single reportable segment, which is referred to herein as “Beauty & Wellness.” In connection with these organizational structure changes, corresponding changes were made to how our business is managed, how results are reported internally and how our Chief Executive Officer (“CEO”), our chief operating decision maker, assesses performance and allocates resources. We believe that these changes better align internal resources and external go to market activities in order to create a more efficient and effective organizational structure. There were no changes to the products or brands included within our Home & Outdoor reportable segment as part of these organizational changes nor to the way in which our CEO assesses performance and allocates resources for the Home & Outdoor segment. As a result of these changes, our disclosures reflect two reportable segments, Home & Outdoor and Beauty & Wellness. Comparative prior period segment information in this Annual Report has been recast to conform to this change in our reportable segments. Our external reportable segments will continue to align with our internal reporting to enable users of the financial statements to better understand our performance, better assess our future net cash flows, and make more informed judgements about the Company as a whole.

Our Home & Outdoor segment provides a broad range of innovative consumer products for home activities such as food preparation, cooking, cleaning, and organization; as well as products for outdoor and on the go activities such as hydration, food storage, backpacks, and travel gear. The Beauty & Wellness segment provides beauty and wellness products including mass and prestige market beauty appliances, prestige market liquid-based hair and personal care products, and wellness devices including thermometers, water and air filtration systems, humidifiers, and fans.

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

During the second quarter of fiscal 2023, we focused on developing a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and reduce costs (referred to as “Project Pegasus”). See Note 12 for additional information.

On April 22, 2022, we completed the acquisition of Recipe Products Ltd., a producer of innovative prestige hair care products for all types of curly and wavy hair under the Curlsmith brand (“Curlsmith”). The total purchase consideration was $147.9 million in cash, net of a final net working capital adjustment and cash acquired. The Curlsmith brand and products were added to the Beauty & Wellness segment. See Note 7 for additional information.

On December 29, 2021, we completed the acquisition of Osprey Packs, Inc. (“Osprey”), a longtime U.S. leader in technical and everyday packs, for $409.3 million in cash, net of a final net working capital adjustment and cash acquired. The Osprey brand and products were added to the Home & Outdoor segment. See Note 7 for additional information.

During the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Beauty & Wellness segment's mass channel personal care business, which included liquid, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium (“Personal Care”). On June 7, 2021, we completed the sale of our North America Personal Care business to HRB Brands LLC, for $44.7 million in cash and recognized a gain on the sale in SG&A totaling $0.5 million. On March 25, 2022, we completed the sale of the Latin America and Caribbean Personal Care business to HRB Brands LLC, for $1.8 million in cash and recognized a gain on the sale in SG&A totaling $1.3 million. As a result of these dispositions, we no longer have any assets or liabilities classified as held for sale. See Note 4 for additional information.

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

During fiscal 2022, we were adversely impacted by COVID-19 primarily related to global supply chain disruptions and related product and freight cost increases. We also saw recovery of certain product lines and brands that were unfavorably impacted in fiscal 2021 as a result of the pandemic. Additionally, as customers have been able to return to more brick and mortar shopping, our mix of online sales has been negatively impacted compared to fiscal 2021.

During fiscal 2023, we continued to be adversely impacted by COVID-19 primarily related to global supply chain disruptions and related product and freight cost increases as well as recent macroeconomic trends. In response to rising inflation, since March 2022, the Federal Open Market Committee has been raising interest rates, and has stated it may continue to raise interest rates during 2023. As a result, during fiscal 2023, we incurred higher average interest rates compared to fiscal 2022, and we expect to incur higher average interest rates in fiscal 2024 compared to fiscal 2023. While the actual timing and extent of future changes in interest rates remains unknown, higher average interest rates are expected to significantly increase interest expense on our outstanding debt. High inflation and interest rates have also negatively impacted consumer disposable income, credit availability and spending, among others things, which have adversely impacted our business, financial condition, cash flows and results of operations during fiscal 2023 and may continue to have an adverse impact. The extent of COVID-19’s impact on the demand for certain of our product lines in the future will depend on continuing future developments, including, among others, any new variants and surges in the spread of COVID-19 and our continued ability to source and distribute our products, all of which are uncertain and difficult to predict considering the continuously evolving landscape. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

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

Reclassifications

We have reclassified or combined certain amounts in the prior years’ accompanying footnotes to conform with the current year’s presentation.

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

We have a significant concentration of credit risk with three major customers at February 28, 2023 representing approximately 18%, 15%, and 13% of our gross trade receivables, respectively. As of February 28, 2022, our significant concentration of credit risk with three major customers represented approximately 23%, 17%, and 9% of our gross trade receivables, respectively. In addition, as of February 28, 2023 and February 28, 2022, approximately 52% and 55%, respectively, of our gross trade receivables were due from our five top customers.

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

We mitigate certain foreign currency exchange rate risk by using forward contracts and cross-currency debt swaps to protect against the foreign currency exchange rate risk inherent in our transactions denominated in foreign currencies. Derivatives for which we have elected and qualify for hedge accounting include certain of our forward contracts (“foreign currency contracts”). Our foreign currency contracts are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in Other Comprehensive (Loss) Income (“OCI”) until the hedge transaction is settled, at which point amounts are reclassified from Accumulated Other Comprehensive (Loss) Income (“AOCI”) to our consolidated statements of income. Foreign currency derivatives for which we have not elected hedge accounting include our forward contracts and cross-currency debt swaps, and any changes in the fair value of these derivatives are recorded in our consolidated statements of income. These undesignated derivatives are used to hedge monetary net asset and liability positions. Cash flows from our foreign currency derivatives are classified as cash flows from operating activities in our consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness. We do not enter into any derivatives or similar instruments for trading or other speculative purposes.

Inventory and Cost of Goods Sold

Our inventory consists almost entirely of finished goods. Inventories are stated at the lower of average cost or net realizable value. We write down a portion of our inventory to net realizable value based on the historical sales trends of products and estimates about future demand and market conditions, among other factors. Our average costs include the amounts we pay manufacturers for product, tariffs and duties associated with transporting product across national borders, freight costs associated with transporting the product from our manufacturers to our distribution facilities, and general and administrative expenses directly attributable to acquiring inventory, as applicable.

General and administrative expenses directly attributable to acquiring inventory include all the expenses of operating our sourcing activities and expenses incurred for packaging. We capitalized $22.9 million, $26.0 million, and $33.9 million of such general and administrative expenses into inventory during fiscal 2023, 2022 and 2021, respectively. We estimate that $11.7 million and $17.6 million of general and administrative expenses directly attributable to the procurement of inventory were included in our inventory balances on hand at February 28, 2023 and February 28, 2022, respectively.

The “Cost of goods sold” line item in the consolidated statements of income is comprised of the book value of inventory sold to customers during the reporting period. When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices less expected disposal costs.

For fiscal 2023, 2022, and 2021, finished goods purchased from vendors in Asia comprised approximately 87%, 88%, and 80%, respectively, of total finished goods purchased. During fiscal 2023, we had two vendors (located in China) who each fulfilled approximately 6% of our product requirements compared to one vendor who fulfilled approximately 9% and 11% for fiscal 2022 and 2021, respectively. Additionally, for both fiscal 2023 and 2022, we had one vendor (located in Mexico) who fulfilled approximately 7% of our product requirements compared to 9% for fiscal 2021. For fiscal 2023, 2022, and 2021, our top two vendors combined fulfilled approximately 13%, 16%, and 20% of our product requirements, respectively. For fiscal 2023, 2022 and 2021, our top five vendors fulfilled approximately 29%, 36%, and 38% of our product requirements, respectively.

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

License Agreements, Trademarks, Patents, and Other Intangible Assets

A significant portion of our sales are made subject to trademark license agreements with various licensors. Our license agreements are reported on our consolidated balance sheets at cost, less accumulated amortization. The cost of our license agreements represent amounts paid to licensors to acquire the license or to alter the terms of the license in a manner that we believe to be in our best interest. Certain licenses have extension terms that may require additional payments to the licensor as part of the terms of renewal. We capitalize costs incurred to renew or extend the term of a license agreement and amortize such costs on a straight-line basis over the remaining term or economic life of the agreement, whichever is shorter. Royalty payments are not included in the cost of license agreements. Royalty expense under our license agreements is recognized as incurred and is included in our consolidated statements of income in SG&A. Net sales revenue subject to trademark license agreements, most of which require royalty payments, comprised approximately 40%, 46%, and 49% of consolidated net sales revenue for fiscal 2023, 2022 and 2021, respectively. During fiscal 2023, two license agreements accounted for net sales revenue of approximately 12% and 10% of consolidated net sales revenue. No other license agreements had associated net sales revenue that accounted for 10% or more of consolidated net sales revenue.

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

We review intangible assets with definite lives and long-lived assets held and used if a triggering event occurs during the reporting period. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value. If our analysis indicates that an individual asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value. We evaluate any long-lived assets held for sale quarterly to determine if estimated fair value less cost to sell has changed during the reporting period. See Note 4 for additional information on our assets held for sale impairment analysis.

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

We record tax benefits for uncertain tax positions based upon management’s evaluation of the information available at the reporting date. To be recognized in the financial statements, the tax position must meet the more-likely-than-not threshold that the position will be sustained upon examination by the tax authority based on its technical merits assuming the tax authority has full knowledge of all relevant information. For positions meeting this recognition threshold, the benefit is measured as the largest amount that has greater than a 50 percent likelihood of being realized upon ultimate settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, historical experience with similar tax matters, guidance from our tax advisors, and new audit activity. For tax positions that do not meet the threshold requirement, we record liabilities for unrecognized tax benefits as a tax expense or benefit in the period recognized or reversed in our consolidated financial statements, including related accrued interest and penalties.

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
Certain customers may receive cash incentives such as customer discounts (including volume or trade discounts), advertising discounts and other customer-related programs, which are also accounted for as variable consideration. In some cases, we apply judgment, such as contractual rates and historical payment trends, when estimating variable consideration. Most of our variable consideration is classified as a reduction to net sales. In instances when we purchase a distinct good or service from our customer and fair value can be reasonably estimated, these amounts are expensed in our consolidated statements of income in SG&A. The amount of consideration granted to customers recorded in SG&A was $40.2 million, $39.0 million, and $27.1 million for fiscal 2023, 2022 and 2021, respectively.

Sales taxes and other similar taxes are excluded from revenue. We have elected to account for shipping and handling activities as a fulfillment cost as permitted by the guidance. We do not have unsatisfied performance obligations since our performance obligations are satisfied at a single point in time.

Advertising

Advertising costs include cooperative retail advertising with our customers, traditional and digital media advertising and production expenses, and expenses associated with other promotional product messaging and consumer awareness programs. Advertising costs are expensed in the period in which they are incurred and included in our consolidated statements of income in SG&A. We incurred total advertising costs of $98.5 million, $96.4 million, and $110.7 million during fiscal 2023, 2022 and 2021, respectively.

Research and Development Expense

Research and development expenses consist primarily of salary and employee benefit expenses and contracted development efforts and expenses associated with development of products. Expenditures for research activities relating to product design, engineering, development and improvement are generally charged to expense as incurred and are included in our consolidated statements of income in SG&A. We incurred total research and development expenses of $47.8 million, $54.0 million, and $53.4 million during fiscal 2023, 2022 and 2021, respectively.

Shipping and Handling Revenue and Expense

Shipping and handling revenue and expense are included in our consolidated statements of income in SG&A. This includes distribution facility costs, third-party logistics costs and outbound transportation costs we incur. Our net expense for shipping and handling was $162.0 million, $173.4 million, and $140.1 million during fiscal 2023, 2022 and 2021, respectively.

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

Note 2 - New Accounting Pronouncements

Adopted

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy to other accounting guidance due to the lack of specific authoritative guidance in GAAP (for example, a grant model within International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance, or Subtopic 958-605, Not-For-Profit Entities - Revenue Recognition). This guidance excludes transactions in the scope of specific GAAP, such as tax incentives accounted for under ASC 740, Income Taxes. This new ASU is effective for annual periods beginning after December 15, 2021, with early adoption and retrospective or prospective application permitted. We adopted this ASU during fiscal 2023 and the adoption did not have an impact on our consolidated financial statement disclosures.

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

Note 3 - Leases

We determine if an arrangement is or contains a lease at contract inception and determine its classification as an operating or finance lease at lease commencement. We primarily have leases for office space, which are classified as operating leases. Operating leases are included in operating lease assets, accrued expenses and other current liabilities, and lease liabilities, non-current in our consolidated balance sheets. Operating lease assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As most of our lease contracts do not provide an explicit interest rate, we use an estimated secured incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

We include options to extend or terminate the lease in the lease term for accounting considerations, when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of less than 1 year to 10 years. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term. We do not recognize leases with an initial term of twelve months or less on the balance sheet and instead recognize the related lease payments as expense in the consolidated statements of income on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component for all asset classes. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease expense recognized within SG&A in the consolidated statements of income was $16.3 million, $13.3 million, and $9.5 million for fiscal 2023, 2022, and 2021, respectively and includes short-term lease expense of $6.4 million, $3.7 million, and $2.5 million for fiscal 2023, 2022 and 2021, respectively. The non-cash component of lease expense is included as an adjustment to reconcile net income to net cash provided by operating activities in the consolidated statements of cash flows.

A summary of supplemental lease information was as follows:

	February 28, 2023	February 28, 2022
Weighted average remaining lease term (years)	8.2	9.5
Weighted average discount rate	5.62%	5.52%
Cash paid for amounts included in the measurement of lease liabilities	$10,393	$9,715
Operating lease assets obtained in exchange for operating lease liabilities	$7,749	$12,213

A summary of our estimated lease payments, imputed interest and liabilities was as follows:

(in thousands)	February 28, 2023
Fiscal 2024	$9,428
Fiscal 2025	9,450
Fiscal 2026	5,884
Fiscal 2027	6,081
Fiscal 2028	5,492
Thereafter	26,799
Total future lease payments	63,134
Less: imputed interest	(13,342)
Present value of lease liability	$49,792

(in thousands)	February 28, 2023	February 28, 2022
Lease liabilities, current (1)	$7,120	$5,755
Lease liabilities, non-current	42,672	43,745
Total lease liability	$49,792	$49,500

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

The carrying amounts of the major classes of assets and liabilities for our Personal Care business that were classified as held for sale were as follows:

(in thousands)	February 28, 2022
Receivables, net of allowance of $23	$1,265
Inventory	611
Property and equipment, net of accumulated depreciation of $152	66
Assets held for sale	$1,942

Accrued sales discounts and allowances	$235
Liabilities held for sale	$235

The following table summarizes income before income tax for our Personal Care business:

	Fiscal Years Ended Last Day of February,
(in thousands)	2023	2022	2021
Income before income tax	$—	$5,546	$8,705

Income before income taxes includes asset impairment charges of $8.5 million for fiscal 2021. No impairment charges were recorded in fiscal 2023 or 2022. No amortization of intangible assets was recorded in fiscal 2023, 2022 or 2021 for our Personal Care business. Income before income taxes also includes corporate overhead expenses that are allocable to the business.

Note 5 - Property and Equipment

A summary of property and equipment was as follows:

	Estimated Useful Lives (Years)			Fiscal Years Ended Last Day of February,
(in thousands)				2023	2022
Land		—		$20,632	$20,632
Building and improvements	3	—	40	132,303	126,093
Computer, furniture and other equipment	3	—	15	101,567	102,566
Tools, molds and other production equipment	3	—	7	67,184	55,925
Construction in progress		—		209,068	61,168
Property and equipment, gross				530,754	366,384
Less: accumulated depreciation				(178,961)	(161,006)
Property and equipment, net				$351,793	$205,378

We recorded $26.4 million, $23.1 million and $20.1 million of depreciation expense including $13.0 million, $10.0 million and $6.8 million in cost of goods sold and $13.4 million, $13.1 million and $13.3 million in SG&A in the consolidated statements of income for fiscal 2023, 2022 and 2021, respectively. In March 2023, we completed the construction of an additional distribution facility in Gallaway, Tennessee that became operational during the first quarter of fiscal 2024 and currently services our Home & Outdoor segment.

Note 6 - Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities was as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2023	2022
Accrued compensation, benefits and payroll taxes	$17,380	$55,405
Accrued sales discounts and allowances	63,881	69,120
Accrued sales returns	28,498	33,384
Accrued advertising	36,931	55,775
Other	54,028	57,991
Total accrued expenses and other current liabilities	$200,718	$271,675

Note 7 - Acquisitions

Curlsmith

On April 22, 2022, we completed the acquisition of Recipe Products Ltd., a producer of innovative prestige hair care products for all types of curly and wavy hair under the Curlsmith brand. Curlsmith's products are a category leader in the market for prestige haircare products for curly hair and include conditioners, shampoos and co-washes purposefully designed for the unique joys and challenges of all types of curls and textured hair. The Curlsmith brand and products were added to the Beauty & Wellness segment. The total purchase consideration was $147.9 million in cash, net of a final net working capital adjustment of $2.1 million and cash acquired. The acquisition was funded with cash on hand and borrowings under our existing revolving credit facility. We incurred pre-tax acquisition-related expenses of $2.7 million during fiscal 2023, which were recognized in SG&A within our consolidated statement of income.

We accounted for the acquisition as a purchase of a business and recorded the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed as goodwill. The goodwill recognized is attributable primarily to expected synergies including leveraging our Beauty &

Wellness segment's existing marketing and sales structure, as well as our global sourcing, distribution, shared service, and international go-to-market capabilities. The goodwill is not expected to be deductible for income tax purposes. We have provisionally determined the appropriate fair values of the acquired intangible assets and completed our analysis of the economic lives of the assets acquired. We assigned $21.0 million to trade names and are amortizing over a 20 year expected life. We assigned $12.0 million to customer relationships and are amortizing over a 19.5 year expected life, based on historical attrition rates.

During fiscal 2023, we made adjustments to provisional asset and liability balances, which resulted in a corresponding net increase to goodwill of $0.1 million. We also finalized the net working capital adjustment, which resulted in a $1.8 million reduction to the total purchase consideration and goodwill.

The following table presents the preliminary estimated fair values of assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Assets:
Receivables	$4,211
Inventory	7,890
Prepaid expenses and other current assets	119
Property and equipment	212
Goodwill	116,857
Trade names - definite	21,000
Customer relationships - definite	12,000
Deferred tax assets, net	360
Total assets	162,649
Liabilities:
Accounts payable	1,401
Accrued expenses and other current liabilities	2,624
Income taxes payable	2,510
Deferred tax liabilities, net	8,187
Total liabilities	14,722
Net assets recorded	$147,927

Both the fair value and gross contractual amount of receivables acquired was $4.2 million, as an immaterial amount was expected to be uncollectible.

The impact of the acquisition of Curlsmith on our consolidated statement of income for fiscal 2023 is as follows:

April 22, 2022 (acquisition date) through February 28, 2023 (in thousands, except earnings per share data)	Fiscal Year Ended February 28, 2023 (1)
Sales revenue, net	$35,530
Net income	2,906

EPS:
Basic	$0.12
Diluted	$0.12

(1)Represents approximately forty-five weeks of operating results from Curlsmith, acquired April 22, 2022. Net income and EPS amounts include allocations for corporate expenses, interest expense and income tax expense.

The following supplemental unaudited pro forma information presents our financial results as if the acquisition of Curlsmith had occurred on March 1, 2021. This supplemental pro forma information has been prepared for comparative purposes and would not necessarily indicate what may have occurred as if the acquisition had been completed on March 1, 2021, and this information is not intended to be indicative of future results:

	Fiscal Years Ended Last Day of February,
(in thousands, except earnings per share data)	2023	2022
Sales revenue, net	$2,079,759	$2,259,463
Net income	145,186	224,828

EPS:
Basic	$6.06	$9.31
Diluted	$6.03	$9.21

These amounts have been calculated after applying our accounting policies and adjusting the results of Curlsmith to reflect the effect of definite-lived intangible assets recognized as part of the business combination on amortization expense as if the acquisition had occurred on March 1, 2021.

Osprey

On December 29, 2021, we completed the acquisition of Osprey, a longtime U.S. leader in technical and everyday packs. Osprey is highly respected in the outdoor industry with a product lineup that includes a wide range of backpacks and daypacks for hiking, mountaineering, skiing, climbing, mountain biking, trail running, commuting, and school, as well as rugged adventure travel packs, wheeled luggage, and travel accessories. The Osprey brand and products were added to the Home & Outdoor segment. The total purchase consideration, net of cash acquired, was $409.3 million in cash, including the impact of a final $10.7 million favorable net working capital adjustment. The acquisition was funded with cash on hand and borrowings under our existing revolving credit facility. We incurred pre-tax acquisition-related expenses of $0.1 million and $2.4 million during fiscal 2023 and 2022, respectively, which were recognized in SG&A within our consolidated statements of income.

We accounted for the acquisition as a purchase of a business and recorded the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed as goodwill. The goodwill recognized is attributable primarily to expected synergies including leveraging our information systems, shared service capabilities and international footprint. The goodwill is not expected to be deductible for income tax purposes. We have determined the appropriate fair values of the acquired intangible assets and completed our analysis of the economic lives of the assets acquired. We assigned $170.0 million to trade names which were determined to have an indefinite life. We assigned $22.0 million to customer relationships and are amortizing over a 4.5 year expected life, based on historical attrition rates.

During fiscal 2023, we made final adjustments to provisional asset and liability balances, which resulted in a corresponding net increase to goodwill of $2.3 million. We also finalized the net working capital adjustment, which resulted in a $1.6 million reduction to the total purchase consideration and goodwill.

The following table presents the estimated fair values of assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Assets:
Receivables	$12,437
Inventory	30,001
Prepaid expenses and other current assets	3,699
Income taxes receivable	4,169
Property and equipment	11,576
Goodwill	209,721
Trade names - indefinite	170,000
Customer relationships - definite	22,000
Operating lease assets	2,155
Total assets	465,758
Liabilities:
Accounts payable	3,780
Accrued expenses and other current liabilities	11,125
Lease liabilities, non-current	1,719
Deferred tax liabilities, net	39,839
Total liabilities	56,463
Net assets recorded	$409,295

The fair value of receivables acquired is $12.4 million, with the gross contractual amount being $12.5 million and $0.1 million expected to be uncollectible.

The impact of the acquisition of Osprey on our consolidated statement of income for fiscal 2022 is as follows:

December 29, 2021 (acquisition date) through February 28, 2022 (in thousands, except earnings per share data)	Fiscal Year Ended February 28, 2022 (1)
Sales revenue, net	$24,373
Net income	696

EPS:
Basic	$0.03
Diluted	$0.03

(1)Net income and EPS amounts include allocations for corporate expenses, interest expense and income tax expense.

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

During both fiscal year 2023 and 2022, we did not record any impairment charges related to goodwill or intangible assets. During the fourth quarter of fiscal 2021, our quarterly impairment evaluation of long-lived assets held for sale resulted in an asset impairment charge of $8.5 million ($7.4 million after tax) to reduce the goodwill of our Personal Care business to reflect the disposal group at fair value less cost to sell. See Note 4 for additional information.

The following table summarizes the changes in our goodwill by segment for fiscal 2023 and 2022:

(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Gross carrying amount as of February 28, 2021	$282,056	$457,845	$739,901
Accumulated impairment as of February 28, 2021	—	—	—
Acquisitions (1)	208,972	—	208,972
Gross carrying amount as of February 28, 2022	491,028	457,845	948,873
Accumulated impairment as of February 28, 2022	—	—	—
Net carrying amount as of February 28, 2022	$491,028	$457,845	$948,873
Acquisitions (1) (2)	749	116,857	117,606
Gross carrying amount as of February 28, 2023	491,777	574,702	1,066,479
Accumulated impairment as of February 28, 2023	—	—	—
Net carrying amount as of February 28, 2023	$491,777	$574,702	$1,066,479

(1)Reflects the goodwill recorded in the Home & Outdoor segment in connection with the acquisition of Osprey on December 29, 2021. For additional information see Note 7.

(2)Reflects the goodwill recorded in the Beauty & Wellness segment in connection with the acquisition of Curlsmith on April 22, 2022. For additional information see Note 7.

The following table summarizes the components of our other intangible assets as follows:

	February 28, 2023 (1)(2)			February 28, 2022 (2)
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Licenses	$7,400	$—	$7,400	$7,400	$—	$7,400
Trademarks	358,200	—	358,200	358,200	—	358,200

Definite-lived:
Licenses	74,250	(5,429)	68,821	74,250	(3,267)	70,983
Trademarks	51,150	(7,212)	43,938	30,150	(4,332)	25,818
Other Intangibles	231,457	(155,933)	75,524	218,155	(142,710)	75,445
Total	$722,457	$(168,574)	$553,883	$688,155	$(150,309)	$537,846

(1)Balances as of February 28, 2023 include intangible assets recorded in connection with the acquisition of Curlsmith on April 22, 2022. For additional information see Note 7.

(2)Balances as of February 28, 2023 and February 28, 2022 include intangible assets recorded in connection with the acquisition of Osprey on December 29, 2021. For additional information see Note 7.

The following tables summarize amortization expense related to our other intangible assets as follows:

Aggregate Amortization Expense (in thousands)
Fiscal 2023	$18,322
Fiscal 2022	12,764
Fiscal 2021	17,643

Estimated Amortization Expense (in thousands)
Fiscal 2024	$18,503
Fiscal 2025	18,017
Fiscal 2026	15,924
Fiscal 2027	11,369
Fiscal 2028	8,652

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

2018 Plan

On August 22, 2018, our shareholders approved the 2018 Plan. The 2018 Plan permits the granting of stock options, stock appreciation rights, RSAs, RSUs, PSAs, PSUs, and other stock-based awards. The aggregate number of shares for issuance under the 2018 Plan will not exceed 2,000,000 shares and as of February 28, 2023, 1,069,548 shares were available for issuance.

2018 ESPP

On August 22, 2018, our shareholders approved the 2018 ESPP. The aggregate number of shares of common stock that may be purchased under the 2018 ESPP will not exceed 750,000 shares. Under the terms of the plan, associates may authorize the withholding of up to 15% of their wages or salaries to purchase our shares of common stock, not to exceed $25,000 of the fair market value of such shares for any calendar year. The purchase price for shares acquired under the 2018 ESPP is equal to the lower of 85% of the share's fair market value on either the first day of each option period or the last day of each period. The plan will expire by its terms on September 1, 2028. Shares of common stock purchased under the 2018 ESPP vest immediately at the time of purchase. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase. During fiscal 2023, there were 32,613 shares purchased under the plan.

Share-Based Compensation Expense

We recorded share-based compensation expense in SG&A as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2023	2022	2021
Stock options	$—	$—	$19
Directors stock compensation	788	644	685
Service Condition Awards	8,663	11,177	7,941
Performance Condition Awards	9,017	17,260	16,796
Market Condition Awards	7,223	4,234	—
Employee stock purchase plan	1,062	1,303	977
Share-based compensation expense	26,753	34,618	26,418
Less: income tax benefits	(1,830)	(2,965)	(1,926)
Share-based compensation expense, net of income tax benefits	$24,923	$31,653	$24,492

Stock Options

There have been no new grants of options since fiscal 2017 and all options outstanding at February 28, 2022 and 2023 were exercisable. A summary of stock option activity under our 2008 plan was as follows:

(in thousands, except contractual term and per share data)	Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at February 28, 2022	25	$68.27	1.6	$3,232
Exercises	(9)	78.28		1,080
Outstanding at February 28, 2023	16	$61.77	1.1	$726
Exercisable at February 28, 2023	16	$61.77	1.1	$726

The total intrinsic value of options exercised during fiscal 2023, 2022, and 2021, was $1.1 million, $3.6 million, and $2.8 million, respectively.

Director Restricted Stock Awards

During fiscal 2023 we issued under the 2018 Plan, 5,584 RSAs to non-employee members of the Board of Directors with a total grant date fair value of $0.8 million or $141.04 per share. The RSAs vested immediately, and accordingly, were expensed immediately. The total fair value of RSAs granted to our non-employee members of the Board of Directors that vested immediately on grant dates in fiscal 2022 and 2021 was $0.6 million and $0.7 million, respectively.

Service Condition Awards

We grant RSAs and RSUs to associates, which primarily vest ratably over four years or have specified graded vesting terms over 3 years, “Service Condition Awards”. A summary of Service Condition Awards activity during fiscal 2023 follows:

(in thousands, except per share data)	Number of Service Condition Awards	Weighted Average Grant Date Fair Value (per share)
Outstanding at February 28, 2022	138	$188.11
Granted	52	195.90
Vested	(52)	164.84
Forfeited	(27)	202.57
Outstanding at February 28, 2023	111	$199.29

The total fair value of Service Condition Awards that vested in fiscal 2023, 2022, and 2021 was $10.2 million, $14.3 million, and $14.0 million, respectively. The weighted average grant date fair value of Service Condition Awards granted during fiscal 2023, 2022 and 2021 was $195.90, $218.35, and $179.30, respectively.

Performance Condition Awards

We grant Performance Condition Awards to certain officers and associates, which cliff vest after three years. The vesting of these awards is contingent upon meeting one or more defined operational performance metrics over a three year performance period. The quantity of shares ultimately awarded can range from 0% to 200% of “Target”, as defined in the award agreement as 100%, based on the level of achievement against the defined operational performance metrics. A summary of Performance Condition Awards activity during fiscal 2023 follows and reflects all PSAs granted and outstanding at maximum achievement of 200% of Target:

(in thousands, except per share data)	Number of Performance Condition Awards	Weighted Average Grant Date Fair Value (per share)
Outstanding at February 28, 2022	451	$148.66
Granted	87	204.20
Vested	(184)	112.17
Forfeited (1)	(60)	142.61
Outstanding at February 28, 2023	294	$189.21

(1)Includes an additional 37 shares, which resulted from the performance of the fiscal 2020 awards not achieving maximum 200% of Target.

The total fair value of Performance Condition Awards that vested in fiscal 2023, 2022, and 2021 was $37.8 million, $29.9 million, and $18.6 million, respectively. The weighted average grant date fair value of Performance Condition Awards granted during fiscal 2023, 2022 and 2021 was $204.20, $216.20 and $170.27, respectively.

Market Condition Awards

We grant Market Condition Awards to certain officers and associates, which cliff vest after three years. The vesting of these awards is contingent upon meeting specified stock price return targets compared to a pre-determined peer group over a three year period. The quantity of shares ultimately awarded can range from 0% to 200% of “Target”, as defined in the award agreement as 100%, based on the level of achievement against the defined targets. A summary of Market Condition Awards activity during fiscal 2023 follows and reflects all PSAs granted and outstanding at maximum achievement of 200% of Target:

(in thousands, except per share data)	Number of Market Condition Awards	Weighted Average Grant Date Fair Value (per share)
Outstanding at February 28, 2022	68	$156.08
Granted	87	152.91
Vested	—	—
Forfeited	(13)	154.13
Outstanding at February 28, 2023	142	$154.32

The weighted average grant date fair value of Market Condition Awards granted during fiscal 2023 and 2022 was $152.91 and $156.08, respectively.

The fair value of our Market Condition Awards are estimated using a Monte Carlo simulation valuation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved and is applied to the closing price of our common stock on the date of grant. The input variables utilized are included in the table below:

	Fiscal Years Ended Last Day of February,
	2023	2022
Expected term in years	3	3
Risk free interest rate	1.5%	0.3%
Expected volatility	38.8%	38.9%
Expected dividend yield (1)	—%	—%

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

Unrecognized Share-Based Compensation Expense

As of February 28, 2023, our total unrecognized share-based compensation for all awards was $20.0 million, which will be recognized over a weighted average amortization period of 1.7 years. The total unrecognized share-based compensation reflects an estimate of zero percent of Target achievement for Performance Condition Awards granted during fiscal 2023 and fiscal 2022, and a weighted average estimate of 150% of Target achievement for Performance Condition Awards granted in fiscal 2021.

Note 10 - Defined Contribution Plans

We sponsor defined contribution savings plans in the U.S. and other countries where we have associates. Total company matching contributions made to these plans for fiscal 2023, 2022 and 2021 were $5.9 million, $5.6 million and $5.0 million, respectively.

Note 11 - Repurchases of Common Stock

In August 2021, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 25, 2021, for a period of three years, and replaced our former repurchase authorization, of which approximately $79.5 million remained. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. As of February 28, 2023, our repurchase authorization allowed for the purchase of $403.6 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

	Fiscal Years Ended Last Day of February,
(in thousands, except share and per share data)	2023	2022	2021
Common stock repurchased on the open market:
Number of shares	—	776,601	960,829
Aggregate value of shares	$—	$170,712	$191,606
Average price per share	$—	$219.82	$199.42

Common stock received in connection with share-based compensation:
Number of shares	90,462	78,358	69,194
Aggregate value of shares	$18,365	$17,492	$11,688
Average price per share	$203.02	$223.23	$168.92

Note 12 - Restructuring Plan

As part of our global restructuring plan, Project Pegasus, we incur severance and employee related costs, professional fees, contract termination costs and other exit and disposal costs which are recorded as “Restructuring charges” in the consolidated statement of income. Severance and employee related costs consist primarily of salary continuation benefits, prorated annual incentive compensation (based on eligibility), outplacement services and continuation of health benefits. Severance and employee related benefits are pursuant to our severance plan and are accounted for in accordance with ASC 712, Compensation - Nonretirement Postemployment Benefits, based upon the characteristics of the termination benefits pursuant to our severance plan. Severance and employee related costs are recognized when the benefits are determined to be probable of being paid and reasonably estimable. Professional fees, contract termination costs and other exit and disposal costs are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations and are recognized as incurred. Restructuring accruals are based upon management estimates at the time and are subject to change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded.

During the second quarter of fiscal 2023, we focused on developing Project Pegasus, a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and reduce costs. Project Pegasus includes initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending, and improve our cash flow and working capital, as well as other activities. We anticipate these initiatives will create operating efficiencies, as well as provide a platform to fund future growth investments.

During the fourth quarter of fiscal 2023, we made changes to the structure of our organization in connection with Project Pegasus that resulted in our previous Health & Wellness and Beauty operating segments being combined into a single reportable segment, which is referred to herein as “Beauty & Wellness.” In connection with these organizational structure changes, corresponding changes were made to how our business is managed, how results are reported internally and how our CEO, our chief operating decision maker, assesses performance and allocates resources. We believe that these changes better align internal resources and external go to market activities in order to create a more efficient and effective organizational structure. There were no changes to the products or brands included within our Home & Outdoor reportable segment as part of these organizational changes.

As part of our initiative focused on streamlining and simplifying the organization, we made further changes to the structure of our organization, which include the creation of a North America Regional Market Organization (“RMO”) responsible for sales and go to market strategies for all categories and channels in the U.S. and Canada, and further centralization of certain functions under shared services, particularly in operations and finance to better support our business segments and RMOs. This new structure, inclusive of the organizational structure changes described above resulting in the reportable segment change, will reduce the size of our global workforce by approximately 10%. The majority of the role reductions were completed by March 1, 2023, and nearly all of the remaining role reductions are expected to be completed before the end of fiscal year 2024. We believe that these changes better focus business segment resources on brand development, consumer-centric innovation and marketing, the RMOs on sales and go to market strategies, and shared services on their respective areas of expertise while also creating a more efficient and effective organizational structure.

We have the following expectations regarding Project Pegasus:
•Targeted annualized pre-tax operating profit improvements of approximately $75 million to $85 million, which we expect to substantially begin in fiscal 2024 and be substantially achieved by the end of fiscal 2026.
•Estimated cadence of the recognition of the savings will be approximately 25% in fiscal 2024, approximately 50% in fiscal 2025 and approximately 25% in fiscal 2026.
•Total profit improvements to be realized approximately 60% through reduced cost of goods sold and 40% through lower SG&A.
•Total one-time pre-tax restructuring charges of approximately $85 million to $95 million, over the duration of the plan, which are expected to be substantially completed by the end of fiscal 2024 and will primarily be comprised of severance and employee related costs, professional fees, contract termination costs, and other exit and disposal costs.
•All of our operating segments and shared services will be impacted by the plan.

During fiscal 2023, we incurred $27.4 million of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the consolidated statement of income.
We recognized $0.4 million of pre-tax restructuring costs during fiscal 2022 under a prior restructuring plan referred to as Project Refuel, which was completed during the fourth quarter of fiscal 2022.

The following table summarizes restructuring charges recorded as a result of Project Pegasus for fiscal 2023:

	Fiscal Year Ended February 28, 2023			Total Incurred Since Inception
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Severance and employee related costs	$1,984	$7,469	$9,453	$9,453
Professional fees	6,674	10,075	16,749	16,749
Contract termination	—	535	535	535
Other	31	594	625	625
Total restructuring charges	$8,689	$18,673	$27,362	$27,362

The table below presents a rollforward of our accruals related to Project Pegasus, which are included in accounts payable and accrued expenses and other current liabilities:

(in thousands)	Balance at February 28, 2022	Charges	Payments	Balance at February 28, 2023
Severance and employee related costs	$—	$9,453	$(6,280)	$3,173
Professional fees	—	16,749	(13,548)	3,201
Contract termination	—	535	(375)	160
Other	—	625	(591)	34
Total	$—	$27,362	$(20,794)	$6,568

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

On December 23, 2021, Brita LP filed a complaint against Kaz USA, Inc. and Helen of Troy Limited in the United States District Court for the Western District of Texas (the “Patent Litigation”), alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. In the Patent Litigation, Brita LP seeks monetary damages and injunctive relief relating to the alleged infringement. Brita LP simultaneously filed a complaint with the United States International Trade Commission (“ITC”) against Kaz USA, Inc., Helen of Troy Limited and five other companies that sell water filtration systems (the “ITC Action”). The complaint in the ITC Action also alleges patent infringement by the Company with respect to a limited set of PUR gravity-fed water filtration systems. In the ITC Action, Brita LP requested the ITC to initiate an unfair import investigation relating to such filtration systems. This action seeks injunctive relief to prevent entry of certain accused PUR products (and certain other products) into the U.S. and cessation of marketing and sales of existing inventory that is already in the U.S. On January 25, 2022, the ITC instituted the investigation requested by the ITC Action. Discovery closed in the ITC Action in May 2022, and approximately half of the originally identified PUR gravity-fed water filters were removed from the case and are no longer included in the ITC Action. In August 2022, the parties participated in the evidentiary hearing, with additional supplemental hearings in October 2022. On February 28, 2023, the ITC issued an Initial Determination in the ITC Action, tentatively ruling against Kaz USA, Inc. and the other respondents. The ITC has a guaranteed review process, and thus all respondents, including Kaz USA, Inc., filed a petition with the ITC for a full review of the Initial Determination prior to the ITC making any final decision in this matter. We are now awaiting a decision by the ITC regarding whether it will review any portion of the Initial Determination. The final decision in the ITC Action is expected by June 28, 2023. The Patent Litigation has been stayed pending resolution of the ITC Action. While we intend to continue to vigorously pursue our claims and defenses in these proceedings, we have also implemented mitigation plans to help minimize the expected potential impact to the Company, its customers and consumers of a negative ITC decision. These mitigation plans include the introduction of an alternative replacement water filter that could be distributed to customers promptly following a potentially adverse ITC decision at the end of June. We cannot predict the outcome of these proceedings, the amount or range of any potential loss, when the proceedings will be resolved, or customer acceptance of any replacement water filter. Litigation is inherently unpredictable, and the resolution or disposition of these proceedings could, if adversely determined, have a material and adverse impact on our financial position and results of operations.

Regulatory Matters

Our operations are subject to national, state, local, and provincial jurisdictions’ environmental, health and safety laws and regulations and industry-specific product certifications. Many of the products we sell are subject to product safety laws and regulations in various jurisdictions. These laws and regulations specify the maximum allowable levels of certain materials that may be contained in our products, provide statutory prohibitions against misbranded and adulterated products, establish ingredients and manufacturing procedures for certain products, specify product safety testing requirements, and set product identification, labeling and claim requirements. Some product lines within our Beauty & Wellness segment are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the U.S. Environmental Protection Agency (the “EPA”), U.S. Customs and Border Protection, the U.S. Food and Drug Administration, and the U.S. Consumer Product Safety Commission.

During fiscal 2022, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. Our fiscal 2022 consolidated, and Beauty & Wellness segment’s, net sales revenue, gross profit, and operating income were materially and adversely impacted by the stop shipment actions and the time needed to execute repackaging plans. We resumed normalized levels of shipping of the affected inventory during fiscal 2022 and we completed the repackaging of our existing inventory of impacted products during fiscal 2023. Additionally, as a result of continuing dialogue with the EPA, we executed further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products, which were also completed during fiscal 2023. Although, we are not aware of any fines or penalties related to this matter imposed against us by the EPA, there can be no assurances that such fines or penalties will not be imposed.

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

The following table provides a summary of EPA compliance costs incurred during the periods presented:

	Fiscal Years Ended Last Day of February
(in thousands)	2023		2022		2021
Cost of goods sold	$16,928	[1]	$17,728	[2]	$—
SG&A	6,645		14,626		—
Total EPA compliance costs	$23,573		$32,354		$—
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

Weather-Related Incident

On March 30, 2022, a third-party facility that we utilize for inventory storage incurred severe damage from a weather-related incident. The inventory that was stored at this facility primarily related to our Beauty & Wellness segment. While the inventory is insured, some seasonal inventory and inventory designated for specific customer promotions was not accessible and subsequently determined to be damaged, and as a result, unfavorably impacted our net sales revenue during the first quarter of fiscal 2023. As a result of the damages to the inventory stored at the facility, we recorded a charge to write-off the damaged inventory totaling $34.4 million during fiscal 2023. These charges were fully offset by probable insurance recoveries of $34.4 million also recorded during fiscal 2023, which represented anticipated insurance proceeds, not to exceed the amount of the associated losses, for which receipt was deemed probable. The charges for the damaged inventory and the expected insurance recoveries are included in cost of goods sold in our consolidated statement of income for the fiscal year ended February 28, 2023. During fiscal 2023, we received proceeds of $46.0 million from our insurance carriers related to this incident which are included in cash flows from operating activities in our consolidated statement of cash flows for the fiscal year ended February 28, 2023. As a result, during fiscal 2023, the Company recorded a gain of $9.7 million, net of costs incurred to dispose of the inventory, as a reduction of SG&A expense in our consolidated statement of income.

Commitments

We sell certain of our products under trademarks licensed from third parties. Some of these trademark license agreements require us to pay minimum royalties. As of February 28, 2023, we estimate future minimum annual royalty payments over the noncancellable term of these arrangements to be approximately $6.4 million, $6.0 million, $6.0 million, $5.5 million, and $2.9 million per year, during the next five fiscal years, respectively.

Note 14 - Long-Term Debt

A summary of our long-term debt follows:

(in thousands)	February 28, 2023	February 28, 2022
Mississippi Business Finance Corporation Loan (the “MBFC Loan”)	$—	$16,707
Credit Agreement:
Revolving loans	690,000	799,500
Term loans	246,875	—
Total borrowings under Credit Agreement	936,875	799,500
Subtotal	936,875	816,207
Unamortized prepaid financing fees	(2,463)	(2,991)
Total long-term debt	934,412	813,216
Less: current maturities of long-term debt	(6,064)	(1,884)
Long-term debt, excluding current maturities	$928,348	$811,332

Aggregate annual maturities of our long-term debt as of February 28, 2023 were as follows:

(in thousands)
Fiscal 2024	$6,250
Fiscal 2025	6,250
Fiscal 2026	924,375
Fiscal 2027	—
Fiscal 2028	—
Thereafter	—
Total	$936,875

Credit Agreement

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1.25 billion and matures on March 13, 2025. The Credit Agreement includes a $300 million accordion, which can be used for term loan commitments. The accordion permits the Company to request to increase its borrowing capacity, not to exceed the $300 million commitment in the aggregate, provided certain conditions are met, including lender approval. As described below, in June of 2022, we exercised $250 million of the $300 million accordion under the Credit Agreement and borrowed $250 million as term loans. Any increase to term loan commitments and revolving loan commitments must be made on terms identical to the revolving loans under the Credit Agreement and must have a maturity date of no earlier than March 13, 2025. Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. We are able to repay amounts borrowed at any time without penalty.

Borrowings accrue interest under one of two alternative methods pursuant to the Credit Agreement as described below. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment and letter of credit fees under the Credit Agreement. At February 28, 2022, the Credit Agreement bore floating interest at either the Base Rate or the London Interbank Offered Rate (“LIBOR”), plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.0% and 1.0% to 2.0% for Base Rate and LIBOR borrowings, respectively.

On June 28, 2022, we entered into an amendment to the Credit Agreement to, among other things, replace LIBOR with Term SOFR (as defined in the Credit Agreement) as the reference interest rate. In connection with the amendment, we also (i) exercised the accordion under the Credit Agreement and borrowed $250 million as term loans, and (ii) provided a notice relating to a qualified acquisition, which triggered temporary adjustments to the maximum leverage ratio as further described below. The term loans are payable at the end of each fiscal quarter in equal installments of 0.625% of the term loans made, which began in the third quarter of fiscal 2023, with the remaining balance due at the maturity date. The maturity date of the term loans is March 13, 2025, which is the same maturity date as the revolving loans under the Credit Agreement. The proceeds from the term loans were used to repay revolving loans under the Credit Agreement. We may prepay the term loans, in whole or in part, at any time without premium or penalty. Following the amendment, borrowings under the Credit Agreement bear floating interest at either the Base Rate or Term SOFR, plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.0% and 1.0% to 2.0% for Base Rate and Term SOFR borrowings, respectively, plus a credit spread of 0.10% for Term SOFR borrowings. As a result of the notice for the qualified acquisition, the maximum leverage ratio is 4.00 to 1.00 through February 28, 2023, 3.75 to 1.00 through May 31, 2023 and 3.50 to 1.00 thereafter.

As of February 28, 2023, the balance of outstanding letters of credit was $18.2 million and the amount available for revolving loans under the Credit Agreement was $541.8 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As a result of our exercise of the qualified acquisition notice under the Credit Agreement, as of February 28, 2023, these covenants effectively limited our ability to incur more than $363.0 million of additional debt from all sources, including the Credit Agreement.

The floating interest rates on our borrowings under the Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $425 million and $125 million of the outstanding principal balance under the revolving loans as of February 28, 2023 and February 28, 2022, respectively. In connection with amending our Credit Agreement in June 2022, we updated our associated interest rate swap contracts to replace LIBOR with Term SOFR as the reference interest rate during the second quarter of fiscal 2023. In accordance with ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), we elected to apply the hedge accounting practical expedients related to changes to the critical terms of a hedging instrument, hedged item or forecasted transaction and changes in designated hedged interest rate risk. Application of these practical expedients allowed us to maintain hedge accounting for our interest rate swap contracts. See Notes 15, 16, and 17 for additional information regarding our interest rate swaps.

Other Debt Agreements

On February 28, 2023, we paid the remaining balance of $15.1 million, including principal and interest, outstanding under our unsecured loan agreement with the Mississippi Business Finance Corporation (the “MBFC”) without penalty. As a result, as of February 28, 2023, we no longer have outstanding debt related to the MBFC Loan and the MBFC Loan terminated pursuant to its terms. The loan agreement was entered into in connection with the issuance by MBFC of taxable industrial development revenue bonds. The borrowings were used to fund construction of our Olive Branch, Mississippi distribution facility. The maturity date of the MBFC Loan was March 1, 2023.

On August 26, 2022, we entered into an amendment to the loan agreement for the unsecured MBFC
Loan to, among other things, replace LIBOR with Term SOFR (as defined in the loan agreement) as the reference interest rate. Following the effective date of the amendment, borrowings under the MBFC Loan bore interest at either the Base Rate or Term SOFR (both as defined in the loan agreement), plus a margin based on the Net Leverage Ratio (as defined in the loan agreement) of 0% to 1.0% and 1.0% to
2.0% for Base Rate and Term SOFR borrowings, respectively, plus a credit spread of 0.10% for Term
SOFR borrowings. Prior to the amendment, the MBFC Loan bore floating interest based on either LIBOR plus a margin of up to 2.0%, or a Base Rate plus a margin of up to 1.0%, as determined by the interest rate elected and the Net Leverage Ratio defined in loan agreement.

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

Debt Covenants

All of our debt is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our Credit Agreement requires the maintenance of certain key financial covenants, defined in the table below. Our Credit Agreement also contains other customary covenants, including, among other things, covenants restricting or limiting us, except under certain conditions set forth therein, from (1) incurring debt, (2) incurring liens on our properties, (3) making certain types of investments, (4) selling certain assets or making other fundamental changes relating to mergers and consolidations, and (5) repurchasing shares of our common stock and paying dividends. Our Credit Agreement also contains customary events of default, including failure to pay principal or interest when due, among others. Upon an event of default under our Credit Agreement, the lenders may, among other things, accelerate the maturity of any amounts outstanding. The commitments of the lenders to make loans to us under the Credit Agreement are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the Credit Agreement.

As of February 28, 2023, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

Interest and Capitalized Interest

During fiscal 2023, we incurred interest costs totaling $46.2 million, of which we capitalized $5.5 million as part of property and equipment in connection with the construction of a new distribution facility. During fiscal 2022 and 2021, we incurred interest costs totaling $12.8 million and $12.6 million, respectively, none of which was capitalized.

The following table contains information about interest rates and the related weighted average borrowings outstanding under our Credit Agreement and the MBFC Loan for the periods presented below:

	Fiscal Years Ended Last Day of February,
(in thousands)	2023	2022	2021
Credit Agreement:
Average borrowings outstanding (1)	$1,011,263	$503,900	$334,400
Average effective interest rate (2)	4.3%	1.1%	1.7%
Interest rate range	1.1% - 8.6%	1.1% - 3.3%	1.1% - 4.8%
Weighted average interest rate on borrowings outstanding at year end	6.6%	1.2%	1.1%

MBFC Loan:
Average borrowings outstanding (1)	$12,226	$17,087	$18,987
Average effective interest rate (2)	5.0%	1.1%	1.4%
Interest rate range	1.2% - 5.9%	1.1% - 1.2%	1.1% - 2.6%
Weighted average interest rate on borrowings outstanding at year end	(3)	1.2%	1.1%

(1)Average borrowings outstanding is computed as the average of the current and four prior quarters ending balances outstanding.

(2)The average effective interest rate during each year is computed by dividing the total interest expense associated with the borrowing for a fiscal year by the average borrowings outstanding for the same fiscal year.

(3)As of February 28, 2023, we no longer had any outstanding borrowings on the MBFC Loan and the MBFC Loan terminated pursuant to its terms.

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

	Carrying Amount and Fair Value
(in thousands)	February 28, 2023	February 28, 2022
Assets:
Cash equivalents (money market accounts)	$381	$438
Interest rate swaps	5,746	—
Foreign currency derivatives	1,423	2,918
Total assets	$7,550	$3,356

Liabilities:
Interest rate swaps	$—	$2,781
Foreign currency derivatives	711	825
Total liabilities	$711	$3,606

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

We did not remeasure any assets to fair value on a non-recurring basis during fiscal 2023 or 2022.

Note 16 - Financial Instruments and Risk Management

Foreign Currency Risk

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. Approximately 13%, 10%, and 12% of our net sales revenue was denominated in foreign currencies during fiscal 2023, 2022 and 2021, respectively. These sales were primarily denominated in Euros, British Pounds and Canadian Dollars. We make most of our inventory purchases from manufacturers in Asia and primarily use the U.S. Dollar for such purchases.

We recorded in SG&A foreign currency exchange rate net losses of $1.7 million, $0.2 million and $0.6 million during fiscal 2023, 2022 and 2021, respectively. We mitigate certain foreign currency exchange rate risk by using forward contracts and cross-currency debt swaps to protect against the foreign currency exchange rate risk inherent in our transactions denominated in foreign currencies. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. Certain of our forward contracts are designated as cash flow hedges (“foreign currency contracts”) and are recorded on the balance sheet at fair value with changes in fair value recorded in OCI until the hedge transaction is settled, at which point amounts are reclassified from AOCI to our consolidated statements of income. Foreign currency derivatives for which we have not elected hedge accounting consist of our forward contracts and cross-currency debt swaps, and any changes in the fair value of these derivatives are recorded in our consolidated statements of income. These undesignated derivatives are used to hedge monetary net asset and liability positions. Cash flows from our foreign currency derivatives are classified as cash flows from operating activities in our consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

Interest Rate Risk

Interest on our outstanding debt as of February 28, 2023 is based on floating interest rates. If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on a portion of our outstanding principal balance under the Credit Agreement, which totaled $936.9 million and $799.5 million as of February 28, 2023 and February 28, 2022, respectively. As of February 28, 2023 and February 28, 2022, $425 million and $125 million of the outstanding principal balance under the Credit Agreement, respectively, was hedged with interest rate swaps to fix the interest rate we pay. Our interest rate swaps are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in OCI until the hedge transaction is settled, at which point amounts are reclassified from AOCI to our consolidated statements of income. Cash flows from our interest rate swaps are classified as cash flows from operating activities in our consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

The following tables summarize the fair values of our derivative instruments at the end of fiscal 2023 and 2022:

(in thousands)	February 28, 2023
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities Non-current
Forward contracts - sell Euro	Cash flow	2/2024	€29,310		$257	$—	$—	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2024	$30,000		962	11	—	—
Forward contracts - sell Pounds	Cash flow	1/2024	£19,400		—	—	711	—
Forward contracts - sell Norwegian Kroner	Cash flow	2/2024	kr	40,000	185	—	—	—
Interest rate swaps	Cash flow	2/2026	$425,000		3,941	1,805	—	—
Subtotal					5,345	1,816	711	—

Derivatives not designated under hedge accounting
Forward contracts - buy Euro	(1)	3/2023	€500		6	—	—	—
Forward contracts - buy Pounds	(1)	3/2023	£400		2	—	—	—
Subtotal					8	—	—	—
Total fair value					$5,353	$1,816	$711	$—

(in thousands)	February 28, 2022
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities Non-current
Forward contracts - sell Euro	Cash flow	2/2023	€17,000	$1,224	$—	$—	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2023	$40,000	475	—	—	—
Forward contracts - sell Pounds	Cash flow	2/2023	£24,000	1,219	—	—	—
Forward contracts - sell Australian Dollars	Cash flow	12/2022	A$5,700	—	—	113	—
Interest rate swaps	Cash flow	1/2024	$125,000	—	—	1,446	1,335
Subtotal				2,918	—	1,559	1,335

Derivatives not designated under hedge accounting
Cross-currency debt swaps - Euro	(2)	04/2022	€6,000	—	—	244	—
Cross-currency debt swaps - Pounds	(2)	04/2022	£4,500	—	—	468	—
Subtotal				—	—	712	—
Total fair value				$2,918	$—	$2,271	$1,335

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

The pre-tax effects of derivative instruments designated as cash flow hedges for fiscal 2023 and 2022 were as follows:

	Fiscal Years Ended Last Day of February,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2023	2022	Location	2023	2022
Foreign currency contracts - cash flow hedges	$8,289	$5,509	Sales revenue, net	$10,390	$(2,240)
Interest rate swaps - cash flow hedges	8,382	2,403	Interest expense	(145)	(4,757)
Total	$16,671	$7,912		$10,245	$(6,997)

The pre-tax effects of derivative instruments not designated under hedge accounting for fiscal 2023 and 2022 were as follows:

	Fiscal Years Ended Last Day of February,
	Gain (Loss) Recognized in Income
(in thousands)	Location	2023	2022
Forward contracts	SG&A	$(281)	$—
Cross-currency debt swaps - principal	SG&A	875	861
Cross-currency debt swaps - interest	Interest Expense	—	(3)
Total		$594	$858

We expect a net gain of $4.6 million associated with foreign currency contracts and interest rate swaps currently recorded in AOCI to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle. See Notes 1, 15 and 17 to these consolidated financial statements for more information.

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

Note 17 - Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component and related tax effects for fiscal 2023 and 2022 were as follows:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 28, 2021	$(7,576)	$(4,080)	$(11,656)
Other comprehensive income before reclassification	2,403	5,509	7,912
Amounts reclassified out of AOCI	4,757	2,240	6,997
Tax effects	(1,710)	(1,341)	(3,051)
Other comprehensive income	5,450	6,408	11,858
Balance at February 28, 2022	$(2,126)	$2,328	$202
Other comprehensive income before reclassification	8,382	8,289	16,671
Amounts reclassified out of AOCI	145	(10,390)	(10,245)
Tax effects	(2,007)	326	(1,681)
Other comprehensive income (loss)	6,520	(1,775)	4,745
Balance at February 28, 2023	$4,394	$553	$4,947

See Notes 1, 15 and 16 to these consolidated financial statements for additional information regarding our cash flow hedges.

Note 18 - Segment and Geographic Information

Segment Information

We currently operate in two segments consisting of Home & Outdoor and Beauty & Wellness. The Curlsmith and Osprey brands and products were added to the Beauty & Wellness and Home & Outdoor segments, respectively, upon the completion of the acquisitions of Curlsmith and Osprey.

During the fourth quarter of fiscal 2023, we made changes to the structure of our organization in connection with our global restructuring plan (as further described in Note 12) that resulted in our previous Health & Wellness and Beauty operating segments being combined into a single reportable segment, which is referred to herein as “Beauty & Wellness.” In connection with these organizational structure changes, corresponding changes were made to how our business is managed, how results are reported internally and how our CEO, our chief operating decision maker, assesses performance and allocates resources. We believe that these changes better align internal resources and external go to market activities in order to create a more efficient and effective organizational structure. There were no changes to the products or brands included within our Home & Outdoor reportable segment as part of these organizational changes nor to the way in which our CEO assesses performance and allocates resources for the Home & Outdoor segment. As a result of these changes, our disclosures reflect two reportable segments, Home & Outdoor and Beauty & Wellness. Comparative prior period segment information in this Annual Report has been recast to conform to this change in our reportable segments. Our external reportable segments will continue to align with our internal reporting to enable users of the financial statements to better understand our performance, better assess our future net cash flows, and make more informed judgements about the Company as a whole.

The following tables summarize segment information for the periods presented:

	Fiscal Year Ended February 28, 2023
(in thousands)	Home & Outdoor (1)	Beauty & Wellness (2)	Total
Sales revenue, net	$915,685	$1,156,982	$2,072,667
Restructuring charges	8,689	18,673	27,362
Operating income	134,053	77,738	211,791
Capital and intangible asset expenditures	159,183	15,681	174,864
Depreciation and amortization	18,364	26,319	44,683

	Fiscal Year Ended February 28, 2022
(in thousands)	Home & Outdoor (1)	Beauty & Wellness	Total
Sales revenue, net	$865,844	$1,357,511	$2,223,355
Restructuring charges	369	11	380
Operating income	134,925	137,625	272,550
Capital and intangible asset expenditures	67,732	10,307	78,039
Depreciation and amortization	12,112	23,717	35,829

	Fiscal Year Ended February 28, 2021
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$727,354	$1,371,445	$2,098,799
Asset impairment charges	—	8,452	8,452
Restructuring charges	249	101	350
Operating income	122,487	159,001	281,488
Capital and intangible asset expenditures	10,369	88,299	98,668
Depreciation and amortization	9,333	28,385	37,718

(1)Fiscal 2022 includes approximately nine weeks of operating results from Osprey, acquired on December 29, 2021, and fiscal 2023 includes a full year of operating results. For additional information see Note 7 to the accompanying consolidated financial statements.

(2)Fiscal 2023 includes approximately forty-five weeks of operating results from Curlsmith, acquired on April 22, 2022. For additional information see Note 7 to the accompanying consolidated financial statements.

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

Geographic Information

The following table presents net sales revenue by geographic region, in U.S. Dollars. Net sales are attributed to countries based on the customer's location.

	Fiscal Years Ended Last Day of February,
(in thousands)	2023		2022		2021
U.S.	$1,538,852	74.2%	$1,738,099	78.2%	$1,666,324	79.4%
Canada	108,416	5.2%	101,617	4.6%	92,150	4.4%
EMEA	268,153	13.0%	214,583	9.6%	183,398	8.7%
Asia Pacific	115,626	5.6%	109,750	4.9%	118,000	5.6%
Latin America	41,620	2.0%	59,306	2.7%	38,927	1.9%
Total sales revenue, net	$2,072,667	100.0%	$2,223,355	100.0%	$2,098,799	100.0%

Worldwide sales to our largest customer, Amazon.com Inc., accounted for approximately 17%, 19% and 20% of our consolidated net sales revenue in fiscal 2023, 2022 and 2021, respectively. Sales to our second largest customer, Target Corporation, accounted for approximately 10% in fiscal 2023 and 11% in both 2022 and 2021 of our consolidated net sales revenue. Sales to our third largest customer, Walmart, Inc., including its worldwide affiliates, accounted for approximately 10%, 11% and 13% of our consolidated net sales revenue in fiscal 2023, 2022, and 2021, respectively. No other customers accounted for 10% or more of consolidated net sales revenue during these fiscal years. Sales to our top five customers accounted for approximately 43%, 49% and 52% of our consolidated net sales revenue in fiscal 2023, 2022 and 2021, respectively. Sales to these largest customers include sales across both of our business segments.

Our U.S. and international long-lived assets were as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2023	2022	2021
U.S.	$357,577	$213,505	$145,443
International	32,967	29,632	23,625
Total	$390,544	$243,137	$169,068

The table above classifies assets based upon the country where they are physically located. Long-lived assets included in the table above include property and equipment and operating lease assets.

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

On December 15, 2022, the European Union agreed to implement the Organization for Economic Co-operation and Development's Inclusive Framework project's global minimum tax rules starting in 2024. We will continue to monitor whether, and to what extent, the Inclusive Framework project's rules are implemented consistently across jurisdictions and evaluate any potential impact to our global effective tax rate.

On August 16, 2022, the Inflation Reduction Act (the “Act”) was enacted and signed into law. The Act is a budget reconciliation package that includes significant law changes relating to tax, climate change, energy, and health care. The tax provisions include, among other items, a corporate alternative minimum tax of 15%, an excise tax of 1% on corporate stock buy-backs, energy-related tax credits, and additional IRS funding. We currently do not expect these tax provisions to have a material impact to our consolidated financial statements. We will continue to monitor and evaluate impact as further regulatory guidance becomes available.

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

In connection with the Tax Act, we repatriated $48.3 million of cash held in our U.S. owned foreign subsidiaries without such funds being subject to further U.S. federal income tax. As of February 28, 2023, we had approximately $40.7 million of undistributed earnings in U.S. owned foreign subsidiaries. While U.S. federal tax expense has been recognized as a result of the Tax Act, no deferred tax liabilities with respect to items such as certain foreign exchange gains or losses, foreign withholding taxes or state taxes have been recognized.

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

Our components of income before income tax expense are as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2023	2022	2021
U.S.	$41,738	$63,653	$48,693
Non-U.S.	129,551	196,313	220,737
Total	$171,289	$259,966	$269,430

Our components of income tax expense (benefit) are as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2023	2022	2021
Current:
U.S. federal	$13,472	$20,907	$4,340
State	3,417	6,283	5,892
Non-U.S.	13,369	17,883	9,652
	30,258	45,073	19,884

Deferred:
U.S. federal	(3,337)	(5,269)	(3,828)
State	(1,815)	(1,766)	(1,795)
Non-U.S.	2,910	(1,836)	1,223
	(2,242)	(8,871)	(4,400)
Total	$28,016	$36,202	$15,484

Our total income tax expense differs from the amounts computed by applying the U.S. statutory tax rate to income before income taxes. An income tax rate reconciliation of these differences are as follows:

	Fiscal Years Ended Last Day of February,
	2023	2022	2021
Effective income tax rate at the U.S. statutory rate	21.0%	21.0%	21.0%
Impact of U.S. state income taxes	0.3%	1.4%	0.6%
Effect of statutory tax rate in Macau	(5.4)%	0.1%	(0.7)%
Effect of statutory tax rate in Barbados	(3.3)%	(11.0)%	(15.4)%
Effect of statutory tax rate in Switzerland	(2.0)%	(1.2)%	(1.5)%
Effect of income from other non-U.S. operations subject to varying rates	2.1%	1.2%	1.1%
Effect of foreign exchange fluctuations	2.5%	0.5%	(0.1)%
Effect of asset impairment charges	—%	—%	0.3%
Effect of U.S. tax reform	—%	—%	(3.5)%
Effect of uncertain tax positions	0.2%	0.6%	3.2%
Effect of non-deductible executive compensation	1.2%	1.1%	1.0%
Effect of base erosion and anti-abuse tax	—%	—%	(0.6)%
Other items	(0.2)%	0.2%	0.3%
Effective income tax rate	16.4%	13.9%	5.7%

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2023	2022
Deferred tax assets, gross:
Operating loss carryforwards and tax credits	$10,882	$13,195
Accounts receivable	9,674	11,144
Inventories	20,541	19,619
Operating lease liabilities	11,658	11,494
Research and development expenditures	5,722	—
Interest limitation	1,932	—
Accrued expenses and other	4,676	10,364
Total gross deferred tax assets	65,085	65,816
Valuation allowance	(10,706)	(11,673)
Deferred tax liabilities:
Operating lease assets	(8,997)	(8,635)
Depreciation	(9,397)	(10,589)
Amortization	(61,252)	(52,873)
Total deferred tax liabilities, net	$(25,267)	$(17,954)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, expected future taxable income and tax planning strategies in assessing the ultimate realization of deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not be recoverable. In fiscal 2023, the $1.0 million net decrease in our valuation allowance was principally due to changes in the operating loss carryforwards available to be used in the future.

The composition of our operating loss carryforwards and tax credits at the end of fiscal 2023 is as follows:

		February 28, 2023
(in thousands)	Tax Year Expiration Date Range	Deferred Tax Assets	Operating Loss Carryforward
U.S. state operating loss carryforwards	2032-2041	$520	$11,495
Non-U.S. operating loss carryforwards with definite carryover periods	2024-2040	4,304	17,197
Non-U.S. operating loss carryforwards with indefinite carryover periods	Indefinite	5,374	17,360
Subtotal		10,198	$46,052
Less portion of valuation allowance established for operating loss carryforwards		(9,677)
Total operating loss carryforwards, net of valuation allowance		521
U.S. state tax credits	2037	684
Total operating loss carryforwards, net of valuation allowance and tax credits		$1,205

Any future amount of deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during any carryforward periods are reduced.

During fiscal 2023 and 2022, changes in the total amount of unrecognized tax benefits (excluding interest and penalties) were as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2023	2022
Total unrecognized tax benefits, beginning balance	$5,623	$5,436
Tax positions taken during the current period	644	949
Changes in tax positions taken during a prior period	(249)	1,409
Impact of foreign currency remeasurement	—	50
Settlements	—	(2,221)
Total unrecognized tax benefits, ending balance	6,018	5,623
Less current unrecognized tax benefits	—	—
Non-current unrecognized tax benefits	$6,018	$5,623

If we are able to sustain our positions with the relevant taxing authorities, approximately $6.0 million (excluding interest and penalties) of uncertain tax position liabilities as of February 28, 2023 would favorably impact our effective tax rate in future periods. We do not expect any significant changes to our existing unrecognized tax benefits during the next twelve months resulting from any issues currently pending with tax authorities.

We classify interest and penalties on uncertain tax positions as income tax expense. At the end of fiscal 2023 and 2022, the liability for tax-related interest and penalties associated with unrecognized tax benefits was $3.1 million and $3.2 million, respectively. Additionally, during fiscal 2023 and 2022, we recognized tax benefits of $0.1 million and tax expense of $0.3 million, respectively, from tax-related interest and penalties in the consolidated statements of income.

We file income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. As of February 28, 2023, tax years under examination or still subject to examination by material tax jurisdictions are as follows:

Jurisdiction	Tax Years Under Examination	Open Tax Years
Barbados	- None -	2018	—	2023
China	2009-2018	2009	—	2023
Germany	2014-2021	2014	—	2023
Hong Kong	2014-2017	2014	—	2023
Macao	- None -	2021	—	2023
Switzerland	2017-2021	2017	—	2023
United Kingdom	- None -	2021	—	2023
U.S.	- None -	2017	—	2023

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

The following table presents our weighted average basic and diluted shares outstanding for the periods shown:

	Fiscal Years Ended Last Day of February,
(in thousands)	2023	2022	2021
Weighted average shares outstanding, basic	23,955	24,142	24,985
Incremental shares from share-based compensation arrangements	135	268	211
Weighted average shares outstanding, diluted	24,090	24,410	25,196

Anti-dilutive securities	46	17	112

HELEN OF TROY LIMITED AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

(in thousands)	Beginning Balance	Additions (1)	Deductions (2)	Ending Balance
Allowance for credit losses:
Year Ended February 28, 2023	$843	$1,798	$963	$1,678
Year Ended February 28, 2022	$998	$312	$467	$843
Year Ended February 28, 2021	$1,461	$2,093	$2,556	$998
Deferred tax asset valuation allowance:
Year Ended February 28, 2023	$11,673	$—	$967	$10,706
Year Ended February 28, 2022	$15,021	$—	$3,348	$11,673
Year Ended February 28, 2021	$14,073	$948	$—	$15,021

(1)Additions to the allowance for credit losses represent periodic net charges to the provision for doubtful receivables, inclusive of any recoveries of receivables previously written off. In fiscal 2021, the addition to the deferred tax asset valuation allowance was principally due to changes in estimates of the operating loss carryforwards to be used in the future.

(2)Deductions to the allowance for credit losses represent uncollectible balances written off. Deductions to the deferred tax asset valuation allowance in fiscal 2023 and fiscal 2022 were primarily due to changes in estimates of the operating loss carryforwards to be used in the future.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Exchange Act as of February 28, 2023.

Based upon that evaluation, which excluded an evaluation of the internal control over financial reporting of Curlsmith, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

In conducting our evaluation of the effectiveness of internal control over financial reporting, we have excluded the assets and liabilities and results of operations of Curlsmith, which we acquired on April 22, 2022, in accordance with the SEC’s guidance concerning the reporting of internal controls over financial reporting in connection with an acquisition. The assets and net sales revenue of Curlsmith that were excluded from our assessment constituted approximately 0.5 percent of the Company's total consolidated assets (excluding goodwill and intangibles, which are included within the scope of the assessment) and 1.7 percent of total consolidated net sales revenue, as of and for the year ended February 28, 2023.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Exchange Act that occurred during our fiscal year ended February 28, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in our definitive Proxy Statement for the 2023 Annual General Meeting of Shareholders (the “Proxy Statement”) is incorporated by reference in response to this Item 10, as noted below:

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

Item 11. Executive Compensation

Information set forth under the captions “Director Compensation”; “Executive Compensation Tables”; “Compensation Discussion & Analysis”; “CEO Pay Ratio for Fiscal Year 2023”; “Compensation Committee Interlocks and Insider Participation”; and “Compensation Committee Report” in our Proxy Statement is incorporated by reference in response to this Item 11.

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

Item 15. Exhibit and Financial Statement Schedules

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

10.28†
Severance Agreement between Helen of Troy Nevada Corporation and Tessa Judge, dated May 17, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2022).

10.29†
Severance Agreement between Helen of Troy Nevada Corporation and Noel Geoffroy, dated May 17, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2022).

10.30
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

10.31
Seventh Amendment to Guaranty Agreement dated August 26, 2022, by and among the Company and certain of the Company’s subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 30, 2022).

10.32
Sixth Supplemental Trust Indenture dated August 26, 2022, by and between MBFC and the Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 30, 2022).

10.33
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

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELEN OF TROY LIMITED

By: /s/ Julien R. Mininberg
Julien R. Mininberg Chief Executive Officer and Director April 27, 2023
Pursuant to the requirements of the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Julien R. Mininberg	/s/ Matthew J. Osberg
Julien R. Mininberg Chief Executive Officer, Director and Principal Executive Officer April 27, 2023	Matthew J. Osberg Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer April 27, 2023

/s/ Timothy F. Meeker	/s/ Tabata L. Gomez
Timothy F. Meeker Director, Chairman of the Board April 27, 2023	Tabata L. Gomez Director April 27, 2023

/s/ Beryl B. Raff	/s/ Krista L. Berry
Beryl B. Raff Director April 27, 2023	Krista L. Berry Director April 27, 2023

/s/ Darren G. Woody	/s/ Thurman K. Case
Darren G. Woody Director April 27, 2023	Thurman K. Case Director April 27, 2023

/s/ Vincent D. Carson	/s/ Elena B. Otero
Vincent D. Carson Director April 27, 2023	Elena B. Otero Director April 27, 2023