Form 10-Q
period 2023-05-31
HELEN OF TROY LTD
filed 2023-07-10
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2023
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
As of June 29, 2023, there were 24,099,376 common shares, $0.10 par value per share, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except shares and par value)	May 31, 2023	February 28, 2023
Assets
Assets, current:
Cash and cash equivalents	$38,869	$29,073
Receivables - principally trade, less allowances of $4,959 and $1,678	349,699	377,604
Inventory	433,913	455,485
Prepaid expenses and other current assets	24,458	24,721
Income taxes receivable	9,118	5,158
Total assets, current	856,057	892,041

Property and equipment, net of accumulated depreciation of $184,972 and $178,961	354,195	351,793
Goodwill	1,066,730	1,066,479
Other intangible assets, net of accumulated amortization of $173,232 and $168,574	549,375	553,883
Operating lease assets	37,362	38,751
Deferred tax assets, net	2,757	2,781
Other assets	6,352	7,987
Total assets	$2,872,828	$2,913,715

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable, principally trade	$226,191	$190,598
Accrued expenses and other current liabilities	193,049	200,718
Income taxes payable	15,316	14,778
Long-term debt, current maturities	6,235	6,064
Total liabilities, current	440,791	412,158

Long-term debt, excluding current maturities	830,922	928,348
Lease liabilities, non-current	41,322	42,672
Deferred tax liabilities, net	30,789	28,048
Other liabilities, non-current	14,096	13,678
Total liabilities	1,357,920	1,424,904

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 24,096,946 and 23,994,405 shares issued and outstanding	2,410	2,399
Additional paid in capital	324,497	317,277
Accumulated other comprehensive income	1,232	4,947
Retained earnings	1,186,769	1,164,188
Total stockholders' equity	1,514,908	1,488,811
Total liabilities and stockholders' equity	$2,872,828	$2,913,715

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended May 31,
(in thousands, except per share data)	2023	2022
Sales revenue, net	$474,672	$508,078
Cost of goods sold	259,041	296,907
Gross profit	215,631	211,171

Selling, general and administrative expense (“SG&A”)	167,635	177,230
Restructuring charges	7,355	2
Operating income	40,641	33,939

Non-operating income, net	137	67
Interest expense	14,052	4,373
Income before income tax	26,726	29,633

Income tax expense	4,145	5,038
Net income	$22,581	$24,595

Earnings per share (“EPS”):
Basic	$0.94	$1.03
Diluted	0.94	1.02

Weighted average shares used in computing EPS:
Basic	24,049	23,865
Diluted	24,134	24,122

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended May 31,
(in thousands)	2023	2022
Net income	$22,581	$24,595
Other comprehensive (loss) income, net of tax:
Cash flow hedge activity - interest rate swaps	(3,092)	2,206
Cash flow hedge activity - foreign currency contracts	(623)	953
Total other comprehensive (loss) income, net of tax	(3,715)	3,159
Comprehensive income	$18,866	$27,754

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 28, 2022	23,800	$2,380	$303,740	$202	$1,021,017	$1,327,339
Net income	—	—	—	—	24,595	24,595
Other comprehensive income, net of tax	—	—	—	3,159	—	3,159
Exercise of stock options	8	1	658	—	—	659
Issuance and settlement of restricted stock	235	24	(24)	—	—	—
Issuance of common stock related to stock purchase plan	13	1	2,274	—	—	2,275
Common stock repurchased and retired	(89)	(9)	(18,113)	—	(102)	(18,224)
Share-based compensation	—	—	16,619	—	—	16,619
Balances at May 31, 2022	23,967	$2,397	$305,154	$3,361	$1,045,510	$1,356,422

Balances at February 28, 2023	23,994	$2,399	$317,277	$4,947	$1,164,188	$1,488,811
Net income	—	—	—	—	22,581	22,581
Other comprehensive loss, net of tax	—	—	—	(3,715)	—	(3,715)
Exercise of stock options	5	1	211	—	—	212
Issuance and settlement of restricted stock	120	12	(12)	—	—	—
Issuance of common stock related to stock purchase plan	23	2	2,166	—	—	2,168
Common stock repurchased and retired	(45)	(4)	(4,442)	—	—	(4,446)
Share-based compensation	—	—	9,297	—	—	9,297
Balances at May 31, 2023	24,097	$2,410	$324,497	$1,232	$1,186,769	$1,514,908

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended May 31,
(in thousands)	2023	2022
Cash provided (used) by operating activities:
Net income	$22,581	$24,595
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	10,715	10,498
Amortization of financing costs	308	253
Non-cash operating lease expense	2,338	2,543
Provision for credit losses	3,389	320
Non-cash share-based compensation	9,297	16,619
Gain on sale of Personal Care business	—	(1,336)
Gain on the sale or disposal of property and equipment	(246)	—
Deferred income taxes and tax credits	3,897	614
Changes in operating capital, net of effects of acquisitions of businesses:
Receivables	26,733	(14,639)
Inventory	21,572	(47,781)
Prepaid expenses and other current assets	(1,420)	651
Other assets and liabilities, net	(656)	(823)
Accounts payable	36,644	10,027
Accrued expenses and other current liabilities	(10,734)	(28,764)
Accrued income taxes	(3,362)	(11,205)
Net cash provided (used) by operating activities	121,056	(38,428)

Cash used by investing activities:
Capital and intangible asset expenditures	(11,877)	(76,202)
Net payments to acquire businesses, net of cash acquired	—	(148,111)
Proceeds from sale of Personal Care business	—	1,804
Proceeds from the sale of property and equipment	246	—
Net cash used by investing activities	(11,631)	(222,509)

Cash (used) provided by financing activities:
Proceeds from revolving loans	70,150	447,000
Repayment of revolving loans	(166,150)	(153,000)
Repayment of long-term debt	(1,563)	(1,900)
Proceeds from share issuances under share-based compensation plans	2,380	2,934
Payments for repurchases of common stock	(4,446)	(18,224)
Net cash (used) provided by financing activities	(99,629)	276,810

Net increase in cash and cash equivalents	9,796	15,873
Cash and cash equivalents, beginning balance	29,073	33,381
Cash and cash equivalents, ending balance	$38,869	$49,254

Supplemental non-cash investing activity:
Capital expenditures included in accounts payable	$2,579	$12,812

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
May 31, 2023

Note 1 - Basis of Presentation and Related Information

Corporate Overview

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of May 31, 2023 and February 28, 2023, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2023 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. As of May 31, 2023, we operated two reportable segments: Home & Outdoor and Beauty & Wellness. During the fourth quarter of fiscal 2023, we made changes to the structure of our organization in connection with our global restructuring plan (as further described below and in Note 7) that resulted in our previous Health & Wellness and Beauty operating segments being combined into a single reportable segment, which is referred to herein as “Beauty & Wellness.” In connection with these organizational structure changes, corresponding changes were made to how our business is managed, how results are reported internally and how our Chief Executive Officer (“CEO”), our chief operating decision maker, assesses performance and allocates resources. We believe that these changes better align internal resources and external go to market activities in order to create a more efficient and effective organizational structure. There were no changes to the products or brands included within our Home & Outdoor reportable segment as part of these organizational changes nor to the way in which our CEO assesses performance and allocates resources for the Home & Outdoor segment. As a result of these changes, our disclosures reflect two reportable segments, Home & Outdoor and Beauty & Wellness. Comparative prior period segment information in this report has been recast to conform to this change in our reportable segments. Our external reportable segments will continue to align with our internal reporting to enable users of the financial statements to better understand our performance, better assess our future net cash flows, and make more informed judgments about the Company as a whole.

Our Home & Outdoor segment provides a broad range of outstanding world-class brands that help consumers enjoy an outdoor lifestyle and make everyday living better. Our innovative products for home activities include food preparation, cooking, cleaning, organization, and beverage service. Our outdoor performance range includes hydration products, backpacks, and travel gear to ease your journey and inspire your next adventure. The Beauty & Wellness segment provides consumers with a broad range of outstanding world-class brands for beauty and wellness. In Beauty, we deliver innovation through products such as hair styling appliances, grooming tools, and liquid-, solid-, and powder-based personal care products that help make everyone look and feel more beautiful. On the Wellness side, we are there when you need us most with highly regarded humidifiers, thermometers, water and air purifiers, heaters, and fans.

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

During the second quarter of fiscal 2023, we focused on developing a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and reduce costs (referred to as “Project Pegasus”). See Note 7 for additional information.

On April 22, 2022, we completed the acquisition of Recipe Products Ltd., a producer of innovative prestige hair care products for all types of curly and wavy hair under the Curlsmith brand (“Curlsmith”). The total purchase consideration was $147.9 million in cash, net of a final net working capital adjustment and cash acquired. The Curlsmith brand and products were added to the Beauty & Wellness segment. See Note 3 for additional information.

During fiscal 2022 and fiscal 2023, we divested certain assets within our Beauty & Wellness segment's mass channel personal care business, which included liquid, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium (“Personal Care”). On June 7, 2021, we completed the sale of our North America Personal Care business to HRB Brands LLC, for $44.7 million in cash and recognized a gain on the sale in SG&A totaling $0.5 million. On March 25, 2022, we completed the sale of the Latin America and Caribbean Personal Care business to HRB Brands LLC, for $1.8 million in cash and recognized a gain on the sale in SG&A totaling $1.3 million.

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

Reclassifications

We have reclassified or combined certain amounts in the prior year's accompanying footnotes to conform with the current year's presentation.

Note 2 - New Accounting Pronouncements

Except for the changes discussed below, there have been no changes in the information provided in our Form 10-K.

Adopted

In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires a buyer in a supplier finance program to disclose qualitative and quantitative information about its program to allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments in ASU 2022-04 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with the exception for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The guidance should be applied retrospectively, except for the amendment on rollforward information, which should be applied prospectively. This ASU was effective for us in the first quarter of fiscal 2024, with the exception of the amendment on rollforward information, which will be effective for us in our Form 10-K for fiscal 2025. We adopted this ASU during the first quarter of fiscal 2024 and the adoption did not have an impact on our consolidated financial statement disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Prior to the issuance of this guidance, contract assets and contract liabilities were recognized by the acquirer at fair value on the acquisition date. The amendments in ASU 2021-08 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, and should be applied prospectively to acquisitions occurring on or after the effective date. We adopted this ASU during the first quarter of fiscal 2024 and the adoption did not have an impact on our consolidated financial statements.

Note 3 - Acquisition of Curlsmith

On April 22, 2022, we completed the acquisition of Recipe Products Ltd., a producer of innovative prestige hair care products for all types of curly and wavy hair under the Curlsmith brand. Curlsmith's products are a category leader in the market for prestige haircare products for curly hair and include conditioners, shampoos and co-washes purposefully designed for the unique joys and challenges of all types of curls and textured hair. The Curlsmith brand and products were added to the Beauty & Wellness segment. The total purchase consideration was $147.9 million in cash, net of a final net working capital adjustment of $2.1 million and cash acquired. The acquisition was funded with cash on hand and borrowings under our existing revolving credit facility. We incurred pre-tax acquisition-related expenses of $2.7 million during the first quarter of fiscal 2023, which were recognized in SG&A within our condensed consolidated statement of income.

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

During fiscal 2023, we made adjustments to provisional asset and liability balances, which resulted in a corresponding net increase to goodwill of $0.1 million. We also finalized the net working capital adjustment during fiscal 2023, which resulted in a $1.8 million reduction to the total purchase consideration and goodwill. During the first quarter of fiscal 2024, we made final adjustments to provisional liability balances, which resulted in a corresponding increase to goodwill of $0.3 million.

The following table presents the estimated fair values of assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Assets:
Receivables	$4,211
Inventory	7,890
Prepaid expenses and other current assets	119
Property and equipment	212
Goodwill	117,108
Trade names - definite	21,000
Customer relationships - definite	12,000
Deferred tax assets, net	360
Total assets	162,900
Liabilities:
Accounts payable	1,401
Accrued expenses and other current liabilities	2,813
Income taxes payable	2,572
Deferred tax liabilities, net	8,187
Total liabilities	14,973
Net assets recorded	$147,927

Both the fair value and gross contractual amount of receivables acquired was $4.2 million, as an immaterial amount was expected to be uncollectible.

The impact of the acquisition of Curlsmith on our condensed consolidated statements of income for the first quarter of fiscal 2023 was as follows:

April 22, 2022 (acquisition date) through May 31, 2022 (in thousands, except earnings per share data)	Three Months Ended May 31, 2022 (1)
Sales revenue, net	$3,246
Net income	439

EPS:
Basic	$0.02
Diluted	$0.02

(1)Represents approximately six weeks of operating results from Curlsmith, acquired April 22, 2022. Net income and EPS amounts include allocations for corporate expenses, interest expense and income tax expense.

The following supplemental unaudited pro forma information presents our financial results as if the acquisition of Curlsmith had occurred on March 1, 2021. This supplemental pro forma information has been prepared for comparative purposes and does not necessarily indicate what may have occurred if the acquisition had been completed on March 1, 2021, and this information is not intended to be indicative of future results.

(in thousands, except earnings per share data)	Three Months Ended May 31, 2022
Sales revenue, net	$515,170
Net income	26,508

EPS:
Basic	$1.11
Diluted	$1.10

These amounts have been calculated after applying our accounting policies and adjusting the results of Curlsmith to reflect the effect of definite-lived intangible assets recognized as part of the business combination on amortization expense as if the acquisition had occurred on March 1, 2021.

Note 4 - Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities was as follows:

(in thousands)	May 31, 2023	February 28, 2023
Accrued compensation, benefits and payroll taxes	$23,525	$17,380
Accrued sales discounts and allowances	52,473	63,881
Accrued sales returns	29,880	28,498
Accrued advertising	32,204	36,931
Other	54,967	54,028
Total accrued expenses and other current liabilities	$193,049	$200,718

Note 5 - Share-Based Compensation Plans

As part of our compensation structure, we grant share-based compensation awards to certain employees and non-employee members of our Board of Directors during the fiscal year. These awards may be subject to attainment of certain service conditions, performance conditions and/or market conditions. During the first quarter of fiscal 2024, we granted 94,807 service condition awards (“Service Condition Awards”) with a weighted average grant date fair value of $110.85. Additionally, we granted 252,522 performance-based awards during the first quarter of fiscal 2024, of which 126,318 contained performance conditions (“Performance Condition Awards”) and 126,204 contained market conditions (“Market Condition Awards”), with weighted average grant date fair values of $110.85 and $80.50, respectively. Refer to our Form 10-K for further information on the Company's share-based compensation plans.

We recorded share-based compensation expense in SG&A as follows:

	Three Months Ended May 31,
(in thousands)	2023	2022
Directors stock compensation	$197	$173
Service Condition Awards	3,320	3,117
Performance Condition Awards	2,023	10,845
Market Condition Awards	3,147	1,910
Employee stock purchase plan	610	574
Share-based compensation expense	9,297	16,619
Less income tax benefits	(641)	(1,084)
Share-based compensation expense, net of income tax benefits	$8,656	$15,535

Unrecognized Share-Based Compensation Expense

As of May 31, 2023, our total unrecognized share-based compensation for all awards was $41.4 million, which will be recognized over a weighted average amortization period of 2.1 years. The total unrecognized share-based compensation reflects an estimate of target achievement for Performance Condition Awards granted during the first quarter of fiscal 2024, and an estimate of zero percent of target achievement for Performance Condition Awards granted in fiscal 2023 and fiscal 2022.

Note 6 - Repurchases of Common Stock

In August 2021, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 25, 2021, for a period of three years, and replaced our former repurchase authorization. As of May 31, 2023, our repurchase authorization allowed for the purchase of $399.2 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

	Three Months Ended May 31,
(in thousands, except share and per share data)	2023	2022
Common stock repurchased on the open market:
Number of shares	—	—
Aggregate value of shares	$—	$—
Average price per share	$—	$—

Common stock received in connection with share-based compensation:
Number of shares	44,632	89,458
Aggregate value of shares	$4,446	$18,224
Average price per share	$99.61	$203.71

Note 7 - Restructuring Plan

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

As part of our initiative focused on streamlining and simplifying the organization, we made further changes to the structure of our organization, during the fourth quarter of fiscal 2023, which include the creation of a North America Regional Market Organization (“RMO”) responsible for sales and go to market strategies for all categories and channels in the U.S. and Canada, and further centralization of certain functions under shared services, particularly in operations and finance to better support our business segments and RMOs. This new structure, inclusive of the organizational structure changes described above resulting in the reportable segment change, will reduce the size of our global workforce by approximately 10%. The majority of the role reductions were completed by March 1, 2023, and nearly all of the remaining role reductions are expected to be completed before the end of fiscal year 2024. We believe that these changes better focus business segment resources on brand development, consumer-centric innovation and marketing, the RMOs on sales and go to market strategies, and shared services on their respective areas of expertise while also creating a more efficient and effective organizational structure.

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
•Total one-time pre-tax restructuring charges of approximately $85 million to $95 million over the duration of the plan, which are expected to be substantially completed by the end of fiscal 2024 and will primarily be comprised of severance and employee related costs, professional fees, contract termination costs, and other exit and disposal costs.
•All of our operating segments and shared services will be impacted by the plan.

During the three month period ended May 31, 2023, we incurred $7.4 million of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the condensed consolidated statement of income.

The following table summarizes restructuring charges recorded as a result of Project Pegasus for the periods presented:

	Three Months Ended May 31, 2023			Total Incurred Since Inception
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Severance and employee related costs	$484	$408	$892	$10,345
Professional fees	2,269	3,357	5,626	22,375
Contract termination	—	688	688	1,223
Other	37	112	149	774
Total restructuring charges	$2,790	$4,565	$7,355	$34,717

The table below presents a rollforward of our accruals related to Project Pegasus, which are included in accounts payable and accrued expenses and other current liabilities:

(in thousands)	Balance at February 28, 2023	Charges	Payments	Balance at May 31, 2023
Severance and employee related costs	$3,173	$892	$(2,316)	$1,749
Professional fees	3,201	5,626	(6,026)	2,801
Contract termination	160	688	(848)	—
Other	34	149	(183)	—
Total	$6,568	$7,355	$(9,373)	$4,550

Note 8 - Commitments and Contingencies

Legal Matters

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described below.

On December 23, 2021, Brita LP filed a complaint against Kaz USA, Inc. and Helen of Troy Limited in the United States District Court for the Western District of Texas (the “Patent Litigation”), alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. In the Patent Litigation, Brita LP seeks monetary damages and injunctive relief relating to the alleged infringement. Brita LP simultaneously filed a complaint with the United States International Trade Commission (“ITC”) against Kaz USA, Inc., Helen of Troy Limited and five other unrelated companies that sell water filtration systems (the “ITC Action”). The complaint in the ITC Action also alleges patent infringement by the Company with respect to a limited set of PUR gravity-fed water filtration systems. In the ITC Action, Brita LP requested the ITC to initiate an unfair import investigation relating to such filtration systems. This action seeks injunctive relief to prevent entry of certain accused PUR products (and certain other products) into the U.S. and cessation of marketing and sales of existing inventory that is already in the U.S. On January 25, 2022, the ITC instituted the investigation requested by the ITC Action. Discovery closed in the ITC Action in May 2022, and approximately half of the originally identified PUR gravity-fed water filters were removed from the case and are no longer included in the ITC Action. In August 2022, the parties participated in the evidentiary hearing, with additional supplemental hearings in October 2022. On February 28, 2023, the ITC issued an Initial Determination in the ITC Action, tentatively ruling against Kaz USA, Inc. and the other unrelated respondents. The ITC has a guaranteed review process, and thus all respondents, including Kaz USA, Inc., filed a petition with the ITC for a full review of the Initial Determination prior to the ITC making any final decision in this matter. On June 28, 2023, the ITC issued a Determination to review in part the Initial Determination and requested written submissions from the parties on certain issues under review. We intend to file the requested written submissions and then will await a final decision, which is now expected by September 19, 2023. The Patent Litigation has been stayed pending resolution of the ITC Action. While we intend to continue to vigorously pursue our claims and defenses in these proceedings, we have also implemented mitigation plans to help minimize the expected potential impact to the Company, its customers and consumers of a negative ITC decision. These mitigation plans include the introduction of an alternative replacement water filter that could be distributed to customers promptly following a potentially adverse ITC decision at the end of June. We cannot predict the outcome of these proceedings, the amount or range of any potential loss, when the proceedings will be resolved, or customer acceptance of any replacement water filter. Litigation is inherently unpredictable, and the resolution or disposition of these proceedings could, if adversely determined, have a material and adverse impact on our financial position and results of operations.

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

During fiscal 2022, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. We resumed normalized levels of shipping of the affected inventory during fiscal 2022 and we completed the repackaging of our existing inventory of impacted products during fiscal 2023. Additionally, as a result of continuing dialogue with the EPA, we executed further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products, which were also completed during fiscal 2023. Although we are not aware of any fines or penalties related to this matter imposed against us by the EPA at this time, there can be no assurances that such fines or penalties will not be imposed in the future.

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

	Three Months Ended May 31,
(in thousands)	2023	2022
Cost of goods sold	$—	$9,455	[1]
SG&A	—	2,189
Total EPA compliance costs	$—	$11,644
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

Weather-Related Incident

On March 30, 2022, a third-party facility that we utilize for inventory storage incurred severe damage from a weather-related incident. The inventory that was stored at this facility primarily related to our Beauty & Wellness segment. While the inventory was insured, some seasonal inventory and inventory designated for specific customer promotions was not accessible and subsequently determined to be damaged, and as a result, unfavorably impacted our net sales revenue during the first quarter of fiscal 2023. As a result of the damages to the inventory stored at the facility, we recorded a charge to write-off the damaged inventory totaling $34.4 million during the first quarter of fiscal 2023. These charges were fully offset by probable insurance recoveries of $34.4 million also recorded during the first quarter of fiscal 2023, which represented anticipated insurance proceeds, not to exceed the amount of the associated losses, for which receipt was deemed probable. The charges for the damaged inventory and the expected insurance recoveries are included in cost of goods sold in our condensed consolidated statement of income for the three months ended May 31, 2022. During the third and fourth quarters of fiscal 2023, we received proceeds totaling $46.0 million from our insurance carriers related to this incident, which were included in cash flows from operating activities in our condensed consolidated statements of cash flows. As a result, during the third quarter of fiscal 2023, the Company recorded a gain of $9.7 million, net of costs incurred to dispose of the inventory, as a reduction of SG&A expense in our condensed consolidated statement of income.

Note 9 - Long-Term Debt
A summary of our long-term debt follows:

(in thousands)	May 31, 2023	February 28, 2023
Credit Agreement (1):
Revolving loans	594,000	690,000
Term loans	245,312	246,875
Total borrowings under Credit Agreement	839,312	936,875
Unamortized prepaid financing fees	(2,155)	(2,463)
Total long-term debt	837,157	934,412
Less: current maturities of long-term debt	(6,235)	(6,064)
Long-term debt, excluding current maturities	$830,922	$928,348
(1)The weighted average interest rates on borrowings outstanding under the Credit Agreement (defined below) as of May 31, 2023 and February 28, 2023 were 6.8% and 6.6%, respectively.

Capitalized Interest

During the three month periods ended May 31, 2023 and 2022, we incurred interest costs totaling $14.9 million and $5.1 million, respectively, of which we capitalized $0.9 million and $0.7 million, respectively, as part of property and equipment in connection with the construction of a new distribution facility.

Credit Agreement

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1.25 billion and a $300 million accordion, which can be used for term loan commitments. In June 2022, we exercised $250 million of the $300 million accordion under the Credit Agreement and borrowed $250 million as term loans. The proceeds from the term loans were used to repay revolving loans under the Credit Agreement. The term loans are payable at the end of each fiscal quarter in equal installments of 0.625% of the term loans made, which began in the third quarter of fiscal 2023, with the remaining balance due at the maturity date. The maturity date of the term loans and the revolving loans under the Credit Agreement is March 13, 2025. Borrowings under the Credit Agreement bear floating interest at either the Base Rate or Term SOFR (as defined in the Credit Agreement), plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.0% and 1.0% to 2.0% for Base Rate and Term SOFR borrowings, respectively, plus a credit spread of 0.10% for Term SOFR borrowings.

The floating interest rates on our borrowings under the Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $625 million and $425 million of the outstanding principal balance under the revolving loans as of May 31, 2023 and February 28, 2023, respectively. See Notes 10, 11, and 12 for additional information regarding our interest rate swaps.

As of May 31, 2023, the balance of outstanding letters of credit was $18.2 million and the amount available for revolving loans under the Credit Agreement was $637.8 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As a result of our exercise of a qualified acquisition notice under the Credit Agreement, as of May 31, 2023, these covenants effectively limited our ability to incur more than $343.0 million of additional debt from all sources, including the Credit Agreement.

Debt Covenants

As of May 31, 2023, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

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

Our financial assets and liabilities are classified as Level 2 because their valuation is dependent on observable inputs and other quoted prices for similar assets or liabilities, or model-derived valuations whose significant value drivers are observable. The following table presents the carrying amount and fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis and classified as Level 2:

	Carrying Amount and Fair Value
(in thousands)	May 31, 2023	February 28, 2023
Assets:
Cash equivalents (money market accounts)	$10,745	$381
Interest rate swaps	2,527	5,746
Foreign currency derivatives	1,081	1,423
Total assets	$14,353	$7,550

Liabilities:
Interest rate swaps	$822	$—
Foreign currency derivatives	1,177	711
Total liabilities	$1,999	$711

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

Note 11 - Financial Instruments and Risk Management

Foreign Currency Risk

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. Approximately 15% and 13% of our net sales revenue was denominated in foreign currencies during the three month periods ended May 31, 2023 and 2022, respectively. These sales were primarily denominated in Euros, British Pounds and Canadian Dollars. We make most of our inventory purchases from manufacturers in Asia and primarily use the U.S. Dollar for such purchases.

During the three month periods ended May 31, 2023 and 2022, we recorded foreign currency exchange rate net gains of $0.4 million and $0.2 million, respectively, in SG&A. We mitigate certain foreign currency exchange rate risk by using forward contracts and cross-currency debt swaps to protect against the foreign currency exchange rate risk inherent in our transactions denominated in foreign currencies. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. Certain of our forward contracts are designated as cash flow hedges (“foreign currency contracts”) and are recorded on the balance sheet at fair value with changes in fair value recorded in Other Comprehensive Income (Loss) (“OCI”) until the hedge transaction is settled, at which point amounts are reclassified from Accumulated Other Comprehensive Income (Loss) (“AOCI”) to our condensed consolidated statements of income. Foreign currency derivatives for which we have not elected hedge accounting consist of our forward contracts and cross-currency debt swaps, and any changes in the fair value of these derivatives are recorded in our condensed consolidated statements of income. These undesignated derivatives are used to hedge monetary net asset and liability positions. Cash flows from our foreign currency derivatives are classified as cash flows from operating activities in our condensed consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

Interest Rate Risk

Interest on our outstanding debt as of May 31, 2023 is based on floating interest rates. If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on a portion of our outstanding principal balance under the Credit Agreement, which totaled $839.3 million and $936.9 million as of May 31, 2023 and February 28, 2023, respectively. As of May 31, 2023 and February 28, 2023, $625.0 million and $425.0 million of the outstanding principal balance under the Credit Agreement, respectively, was hedged with interest rate swaps to fix the interest rate we pay. Our interest rate swaps are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in OCI until the hedge transaction is settled, at which point amounts are reclassified from AOCI to our condensed consolidated statements of income. Cash flows from our interest rate swaps are classified as cash flows from operating activities in our condensed consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

The following tables summarize the fair values of our derivative instruments as of the end of the periods presented:

(in thousands)	May 31, 2023
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- Current
Forward contracts - sell Euro	Cash flow	2/2024		€27,350	$58	$—	$27	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2024		$25,500	730	—	—	—
Forward contracts - sell Pounds	Cash flow	2/2024		£23,525	—	—	1,150	—
Forward contracts - sell Norwegian Kroner	Cash flow	10/2023	kr	30,000	288	—	—	—
Interest rate swaps	Cash flow	2/2026		$625,000	2,527	—	—	822
Subtotal					3,603	—	1,177	822

Derivatives not designated under hedge accounting
Forward contracts - buy Euro	(1)	6/2023		€160	5	—	—	—
Subtotal					5	—	—	—
Total fair value					$3,608	$—	$1,177	$822

(in thousands)	February 28, 2023
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities Non- Current
Forward contracts - sell Euro	Cash flow	2/2024		€29,310	$257	$—	$—	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2024		$30,000	962	11	—	—
Forward contracts - sell Pounds	Cash flow	1/2024		£19,400	—	—	711	—
Forward contracts - sell Norwegian Kroner	Cash flow	2/2024	kr	40,000	185	—	—	—
Interest rate swaps	Cash flow	2/2026		$425,000	3,941	1,805	—	—
Subtotal					5,345	1,816	711	—

Derivatives not designated under hedge accounting
Forward contracts - buy Euro	(1)	3/2023		€500	6	—	—	—
Forward contracts - buy Pounds	(1)	3/2023		£400	2	—	—	—
Subtotal					8	—	—	—
Total fair value					$5,353	$1,816	$711	$—

(1)These forward contracts, for which we have not elected hedge accounting, hedge monetary net asset and liability positions for the notional amounts reported, creating an economic hedge against currency movements.

The pre-tax effects of derivative instruments designated as cash flow hedges were as follows for the periods presented:

	Three Months Ended May 31,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2023	2022	Location	2023	2022
Foreign currency contracts - cash flow hedges	$(467)	$2,319	Sales revenue, net	$338	$1,196
Interest rate swaps - cash flow hedges	(2,634)	2,206	Interest expense	1,407	(680)
Total	$(3,101)	$4,525		$1,745	$516

The pre-tax effects of derivative instruments not designated under hedge accounting were as follows for the periods presented:

	Gain (Loss) Recognized in Income
		Three Months Ended May 31,
(in thousands)	Location	2023	2022
Forward contracts	SG&A	$(24)	$—
Cross-currency debt swaps - principal	SG&A	—	875
Total		$(24)	$875

We expect a net gain of $2.4 million associated with foreign currency contracts and interest rate swaps currently recorded in AOCI to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle. See Notes 10 and 12 to these condensed consolidated financial statements for more information.

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

Note 12 - Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component and related tax effects for the periods presented were as follows:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 28, 2022	$(2,126)	$2,328	$202
Other comprehensive income before reclassification	2,206	2,319	4,525
Amounts reclassified out of AOCI	680	(1,196)	(516)
Tax effects	(680)	(170)	(850)
Other comprehensive income	2,206	953	3,159
Balance at May 31, 2022	$80	$3,281	$3,361

Balance at February 28, 2023	$4,394	$553	$4,947
Other comprehensive loss before reclassification	(2,634)	(467)	(3,101)
Amounts reclassified out of AOCI	(1,407)	(338)	(1,745)
Tax effects	949	182	1,131
Other comprehensive loss	(3,092)	(623)	(3,715)
Balance at May 31, 2023	$1,302	$(70)	$1,232
See Notes 9, 10 and 11 to these condensed consolidated financial statements for additional information regarding our cash flow hedges.

Note 13 - Segment Information
We currently operate two reportable segments consisting of Home & Outdoor and Beauty & Wellness. During the fourth quarter of fiscal 2023, we made changes to the structure of our organization in connection with our global restructuring plan that resulted in our previous Health & Wellness and Beauty operating segments being combined into a single reportable segment, which is referred to herein as “Beauty & Wellness.” Comparative prior period segment information in this report has been recast to conform to this change in our reportable segments. See Note 1 to these condensed consolidated financial statements for additional information.
The following tables summarize segment information for the periods presented:

	Three Months Ended May 31, 2023
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$217,144	$257,528	$474,672
Restructuring charges	2,790	4,565	7,355
Operating income	22,116	18,525	40,641
Capital and intangible asset expenditures	10,960	917	11,877
Depreciation and amortization	4,402	6,313	10,715

	Three Months Ended May 31, 2022
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$234,263	$273,815	$508,078
Restructuring charges	—	2	2
Operating income	29,793	4,146	33,939
Capital and intangible asset expenditures	72,731	3,471	76,202
Depreciation and amortization	4,495	6,003	10,498

The following table presents net sales revenue by geographic region, in U.S. Dollars:

	Three Months Ended May 31,
(in thousands)	2023		2022
Domestic sales revenue, net (1)	$359,559	75.7%	$396,746	78.1%
International sales revenue, net	115,113	24.3%	111,332	21.9%
Total sales revenue, net	$474,672	100.0%	$508,078	100.0%
(1)Beginning in the fourth quarter of fiscal 2023, we included net sales revenue from the U.S. and Canada as domestic net sales revenue. Previously, we reported sales revenue from Canada within international net sales revenue. We have recast the prior period domestic and international net sales revenue presented to conform with this current presentation.

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

For the three months ended May 31, 2023, income tax expense as a percentage of income before income tax was 15.5% compared to 17.0% for the same period last year. The year-over-year decrease in the effective tax rate is primarily due to a decrease in tax expense for discrete items, partially offset by shifts in the mix of income in our various tax jurisdictions.

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

The following table presents our weighted average basic and diluted shares outstanding for the periods shown:

	Three Months Ended May 31,
(in thousands)	2023	2022
Weighted average shares outstanding, basic	24,049	23,865
Incremental shares from share-based compensation arrangements	85	257
Weighted average shares outstanding, diluted	24,134	24,122

Anti-dilutive securities	156	29

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1., “Financial Statements.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations. Actual results may differ materially due to a number of factors, including those discussed in the section entitled “Information Regarding Forward-Looking Statements” following this MD&A, and in Part I, Item 3., “Quantitative and Qualitative Disclosures About Market Risk” in this report, as well as in Part I, Item IA., “Risk Factors” in the Company’s most recent annual report on Form 10-K for the fiscal year ended February 28, 2023 (“Form 10-K”) and its other filings with the Securities and Exchange Commission (the “SEC”). When used in this MD&A, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. Throughout this MD&A, we refer to our Leadership Brands, which are brands that have number-one and number-two positions in their respective categories and include OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools and Drybar.

This MD&A, including the tables under the headings “Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment” and “Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP),” reports operating income, operating margin, net income and diluted earnings per share (“EPS”) without the impact of acquisition-related expenses, a charge for uncollectible receivables due to the bankruptcy of Bed, Bath & Beyond (“Bed, Bath & Beyond bankruptcy”), EPA compliance costs, restructuring charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial measures as defined by SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based financial measures presented in our condensed consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges and benefits on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors. We further believe that including the excluded charges and benefits would not accurately reflect the underlying performance of our operations for the period in which the charges and benefits are incurred, even though such charges and benefits may be incurred and reflected in our GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial measures and may be calculated differently than non-GAAP financial measures disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP financial measures. These non-GAAP financial measures are discussed further and reconciled to their applicable GAAP-based financial measures contained in this MD&A beginning on page 36.

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

During the fourth quarter of fiscal 2023, we made changes to the structure of our organization in connection with our global restructuring plan (as further described below and in Note 7 to the accompanying condensed consolidated financial statements) that resulted in our previous Health & Wellness and Beauty operating segments being combined into a single reportable segment, which is referred to herein as “Beauty & Wellness.” In connection with these organizational structure changes, corresponding changes were made to how our business is managed, how results are reported internally and how our Chief Executive Officer (“CEO”), our chief operating decision maker, assesses performance and allocates resources. We believe that these changes better align internal resources and external go to market activities in order to create a more efficient and effective organizational structure. There were no changes to the products or brands included within our Home & Outdoor reportable segment as part of these organizational changes nor to the way in which our CEO assesses performance and allocates resources for the Home & Outdoor segment. As a result of these changes, our disclosures reflect two reportable segments, Home & Outdoor and Beauty & Wellness. Comparative prior period segment information in this report has been recast to conform to this change in our reportable segments. Our external reportable segments will continue to align with our internal reporting to enable users of the financial statements to better understand our performance, better assess our future net cash flows, and make more informed judgments about the Company as a whole.

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

During the second quarter of fiscal 2023, we focused on developing a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and reduce costs (referred to as “Project Pegasus”). Project Pegasus includes initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending, and improve our cash flow and working capital, as well as other activities. We anticipate these initiatives will create operating efficiencies, as well as provide a platform to fund future growth investments. During the three month period ended May 31, 2023, we incurred $7.4 million of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the condensed consolidated statement of income. See further discussion below within “Significant Trends Impacting the Business” under “Project Pegasus” and Note 7 to the accompanying condensed consolidated financial statements.

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

On March 30, 2022, a third-party facility that we utilize for inventory storage incurred severe damage from a weather-related incident. The inventory that was stored at this facility primarily related to our Beauty & Wellness segment. While the inventory was insured, some seasonal inventory and inventory designated for specific customer promotions was not accessible and subsequently determined to be damaged, and as a result, unfavorably impacted our net sales revenue during the first quarter of fiscal 2023. As a result of the damages to the inventory stored at the facility, we recorded a charge to write-off the damaged inventory totaling $34.4 million during the first quarter of fiscal 2023. These charges were fully offset by probable insurance recoveries of $34.4 million also recorded during the first quarter of fiscal 2023, which represented anticipated insurance proceeds, not to exceed the amount of the associated losses, for which receipt was deemed probable. The charges for the damaged inventory and the expected insurance recoveries are included in cost of goods sold in our condensed consolidated statement of income for the three months ended May 31, 2022. During the third and fourth quarters of fiscal 2023, we received proceeds totaling $46.0 million from our insurance carriers related to this incident, which were included in cash flows from operating activities in our condensed consolidated statements of cash flows. As a result, during the third quarter of fiscal 2023, the Company recorded a gain of $9.7 million, net of costs incurred to dispose of the inventory, as a reduction of SG&A expense in our condensed consolidated statement of income.

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

As part of our initiative focused on streamlining and simplifying the organization, we made further changes to the structure of our organization, during the fourth quarter of fiscal 2023, which include the creation of a North America Regional Market Organization (“RMO”) responsible for sales and go to market strategies for all categories and channels in the U.S. and Canada, and further centralization of certain functions under shared services, particularly in operations and finance to better support our business segments and RMOs. This new structure, inclusive of the organizational structure changes described above resulting in the reportable segment change, will reduce the size of our global workforce by approximately 10%. The majority of the role reductions were completed by March 1, 2023, and nearly all of the remaining role reductions are expected to be completed before the end of fiscal year 2024. We believe that these changes better focus business segment resources on brand development, consumer-centric innovation and marketing, the RMOs on sales and go to market strategies, and shared services on their respective areas of expertise while also creating a more efficient and effective organizational structure.

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

•Total one-time pre-tax restructuring charges of approximately $85 million to $95 million over the duration of the plan, which are expected to be substantially completed by the end of fiscal 2024 and will primarily be comprised of severance and employee related costs, professional fees, contract termination costs, and other exit and disposal costs.
•All of our operating segments and shared services will be impacted by the plan.

In addition, we implemented plans to reduce inventory levels, increase inventory turns, and improve cash flow and working capital during the second quarter of fiscal 2023. Improvements related to these initiatives began in the second half of fiscal 2023, and we expect improvements to continue during fiscal 2024. Expectations regarding our Project Pegasus initiatives and our ability to realize targeted savings, including expectations concerning costs and savings, are based on management’s estimates available at the time and are subject to a number of assumptions that could materially impact our estimates.

During the three month period ended May 31, 2023, we incurred $7.4 million of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the condensed consolidated statement of income. We made total cash restructuring payments of $9.4 million during the three month period ended May 31, 2023 and had a remaining liability of $4.6 million as of May 31, 2023. See Note 7 to the accompanying condensed consolidated financial statements for additional information.

Water Filtration Patent Litigation
On December 23, 2021, Brita LP filed a complaint against Kaz USA, Inc. and Helen of Troy Limited in the United States District Court for the Western District of Texas (the “Patent Litigation”), alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. Brita LP simultaneously filed a complaint with the United States International Trade Commission (“ITC”) against Kaz USA, Inc., Helen of Troy Limited and five other unrelated companies that sell water filtration systems (the “ITC Action”). The complaint in the ITC Action also alleges patent infringement by the Company with respect to a limited set of PUR gravity-fed water filtration systems. This action seeks injunctive relief to prevent entry of certain accused PUR products (and certain other products) into the U.S. and cessation of marketing and sales of existing inventory that is already in the U.S. On February 28, 2023, the ITC issued an Initial Determination in the ITC Action, tentatively ruling against Kaz USA, Inc. and the other unrelated respondents. The ITC has a guaranteed review process, and thus all respondents, including Kaz USA, Inc., filed a petition with the ITC for a full review of the Initial Determination prior to the ITC making any final decision in this matter. On June 28, 2023, the ITC issued a Determination to review in part the Initial Determination and requested written submissions from the parties on certain issues under review. We intend to file the requested written submissions and then will await a final decision, which is now expected by September 19, 2023. The Patent Litigation has been stayed pending resolution of the ITC Action. While we intend to continue to vigorously pursue our claims and defenses in these proceedings, we have also implemented mitigation plans to help minimize the expected potential impact to the Company, its customers and consumers of a negative ITC decision. These mitigation plans include the introduction of an alternative replacement water filter that could be distributed to customers promptly following a potentially adverse ITC decision at the end of June. We cannot predict the outcome of these proceedings, the amount or range of any potential loss, when the proceedings will be resolved, or customer acceptance of any replacement water filter. Litigation is inherently unpredictable, and the resolution or disposition of these proceedings could, if adversely determined, have a material and adverse impact on our financial position and results of operations. For additional information regarding the Patent Litigation and the ITC Action, see Note 8 to the accompanying condensed consolidated financial statements.

Impact of Macroeconomic Trends
The Federal Open Market Committee has been raising interest rates, and may continue to raise interest rates during the remainder of calendar year 2023. The Federal Open Market Committee increased the benchmark interest rate by 450 basis points during fiscal year 2023. As a result, we incurred higher average interest rates during the first quarter of fiscal 2024 compared to the same period last year, and we expect this trend to continue during the remainder of fiscal 2024. While the actual timing and extent of future changes in interest rates remains unknown, higher average interest rates are expected to increase interest expense on our outstanding debt. The financial markets, the global economy and global supply chain may also be adversely affected by the current or anticipated impact of military conflict, including the current conflict between Russia and Ukraine, or other geopolitical events. High inflation and interest rates have also negatively impacted consumer disposable income, credit availability and spending, among others, which have adversely impacted our business, financial condition, cash flows and results of operations during the first quarter of fiscal 2024 and may continue to have an adverse impact during the remainder of fiscal year 2024. See further discussion below under “Consumer Spending and Changes in Shopping Preferences.” We expect continued uncertainty in our business and the global economy due to pressure from inflation, volatility in employment trends and consumer confidence, any of which may adversely impact our results.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 72% and 73% of our consolidated net sales revenue was from U.S. shipments during the three month periods ended May 31, 2023 and 2022, respectively.

Among other things, high levels of inflation and interest rates may negatively impact consumer disposable income, credit availability and spending. Consumer purchases of discretionary items, including the products that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Dynamic changes in consumer spending and shopping patterns are also having an impact on retailer inventory levels. Our ability to sell to retailers is predicated on their ability to sell to the end consumer. During fiscal year 2023, we experienced an adverse impact on orders from retail customers as they aimed to rebalance their inventory levels due to lower consumer demand and shifts in consumer spending patterns. We experienced some improvement in replenishment orders from certain retail customers in certain product categories during the first quarter of fiscal 2024. If orders from our retail customers continue to be adversely impacted, our sales, results of operations and cash flows may continue to be adversely impacted. We expect continued uncertainty in our business and the global economy due to inflation and changes in consumer spending patterns. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

Our concentration of sales reflects the evolution of consumer shopping preferences to online or multichannel shopping experiences. Our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 26% of our total consolidated net sales revenue for the three month period ended May 31, 2023, and grew approximately 8% compared to the same period in the prior year.

For the three month period ended May 31, 2022, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 22% of our total consolidated net sales revenue, and declined approximately 7%, compared to the same period in the prior year.

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

	Three Months Ended May 31,
(in thousands)	2023	2022
Cost of goods sold	$—	$9,455	[1]
SG&A	—	2,189
Total EPA compliance costs	$—	$11,644
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

Although we are not aware of any fines or penalties related to this matter imposed against us by the EPA at this time, there can be no assurances that such fines or penalties will not be imposed in the future.

See Note 8 to our condensed consolidated financial statements for additional information.

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

For the three months ended May 31, 2023, changes in foreign currency exchange rates had an unfavorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $0.5 million, or 0.1%, compared to an unfavorable year-over-year impact of $3.5 million, or 0.7%, for the same period last year.

Variability of the Cough/Cold/Flu Season

Sales in several of our Beauty & Wellness segment categories are highly correlated to the severity of winter weather and cough/cold/flu incidence. In the U.S., the cough/cold/flu season historically runs from November through March, with peak activity normally in January to March. The 2022-2023 cough/cold/flu season was above historical averages, primarily early in the season, as respiratory infections surged in both children and adults and COVID-19 continued to be prevalent. The 2021-2022 cough/cold/flu season was below historical averages.

RESULTS OF OPERATIONS

The following table provides selected operating data, in U.S. Dollars, as a percentage of net sales revenue, and as a year-over-year percentage change.

	Three Months Ended May 31,				% of Sales Revenue, net
(in thousands)	2023 (1)	2022 (1)	$ Change	% Change	2023	2022
Sales revenue by segment, net
Home & Outdoor	$217,144	$234,263	$(17,119)	(7.3)%	45.7%	46.1%
Beauty & Wellness	257,528	273,815	(16,287)	(5.9)%	54.3%	53.9%
Total sales revenue, net	474,672	508,078	(33,406)	(6.6)%	100.0%	100.0%
Cost of goods sold	259,041	296,907	(37,866)	(12.8)%	54.6%	58.4%
Gross profit	215,631	211,171	4,460	2.1%	45.4%	41.6%
SG&A	167,635	177,230	(9,595)	(5.4)%	35.3%	34.9%
Restructuring charges	7,355	2	7,353	*	1.5%	—%
Operating income	40,641	33,939	6,702	19.7%	8.6%	6.7%
Non-operating income, net	137	67	70	*	—%	—%
Interest expense	14,052	4,373	9,679	*	3.0%	0.9%
Income before income tax	26,726	29,633	(2,907)	(9.8)%	5.6%	5.8%
Income tax expense	4,145	5,038	(893)	(17.7)%	0.9%	1.0%
Net income	$22,581	$24,595	$(2,014)	(8.2)%	4.8%	4.8%

(1)The three month period ended May 31, 2022 includes approximately six weeks of operating results from Curlsmith, acquired on April 22, 2022, and the three month period ended May 31, 2023 includes a full quarter of operating results. For additional information see Note 3 to the accompanying condensed consolidated financial statements.

* Calculation is not meaningful.

First Quarter Fiscal 2024 Financial Results

•Consolidated net sales revenue decreased 6.6%, or $33.4 million, to $474.7 million for the three months ended May 31, 2023, compared to $508.1 million for the same period last year.

•Consolidated operating income increased 19.7%, or $6.7 million, to $40.6 million for the three months ended May 31, 2023, compared to $33.9 million for the same period last year. Consolidated operating margin increased 1.9 percentage points to 8.6% of consolidated net sales revenue for the three months ended May 31, 2023, compared to 6.7% for the same period last year.

•Consolidated adjusted operating income decreased 4.6%, or $3.2 million, to $66.2 million for the three months ended May 31, 2023, compared to $69.3 million for the same period last year. Consolidated adjusted operating margin increased 0.3 percentage points to 13.9% of consolidated net sales revenue for the three months ended May 31, 2023, compared to 13.6% for the same period last year.

•Net income decreased 8.2%, or $2.0 million, to $22.6 million for the three months ended May 31, 2023, compared to $24.6 million for the same period last year. Diluted EPS decreased 7.8% to $0.94 for the three months ended May 31, 2023, compared to $1.02 for the same period last year.

•Adjusted income decreased 19.8%, or $11.5 million, to $46.7 million for the three months ended May 31, 2023, compared to $58.2 million for the same period last year. Adjusted diluted EPS decreased 19.5% to $1.94 for the three months ended May 31, 2023, compared to $2.41 for the same period last year.

Consolidated and Segment Net Sales Revenue

The following table summarizes the impact that Organic business, foreign currency and acquisitions had on our net sales revenue by segment:

	Three Months Ended May 31,
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Fiscal 2023 sales revenue, net	$234,263	$273,815	$508,078
Organic business	(16,751)	(22,248)	(38,999)
Impact of foreign currency	(368)	(141)	(509)
Acquisition (1)	—	6,102	6,102
Change in sales revenue, net	(17,119)	(16,287)	(33,406)
Fiscal 2024 sales revenue, net	$217,144	$257,528	$474,672

Total net sales revenue growth (decline)	(7.3)%	(5.9)%	(6.6)%
Organic business	(7.2)%	(8.1)%	(7.7)%
Impact of foreign currency	(0.2)%	(0.1)%	(0.1)%
Acquisition	—%	2.2%	1.2%

(1)On April 22, 2022, we completed the acquisition of Curlsmith. Curlsmith sales prior to the first annual anniversary of the acquisition are reported in Acquisition for the Beauty & Wellness segment in the three month period ended May 31, 2023 and consist of approximately seven weeks of incremental operating results. For additional information see Note 3 to the accompanying condensed consolidated financial statements.

In the above tables, Organic business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand was acquired, excluding the impact that foreign currency remeasurement had on reported net sales revenue. Net sales revenue from internally developed brands or product lines is considered Organic business activity.

Leadership Brand and Other Net Sales Revenue

The following table summarizes our Leadership Brand and other net sales revenue:

	Three Months Ended May 31,
(in thousands)	2023	2022	$ Change	% Change
Leadership Brand sales revenue, net	$402,276	$435,158	$(32,882)	(7.6)%
All other sales revenue, net	72,396	72,920	(524)	(0.7)%
Total sales revenue, net	$474,672	$508,078	$(33,406)	(6.6)%

Consolidated Net Sales Revenue

Comparison of First Quarter Fiscal 2024 to First Quarter Fiscal 2023
Consolidated net sales revenue decreased $33.4 million, or 6.6%, to $474.7 million, compared to $508.1 million, primarily driven by a decrease from Organic business of $39.0 million, or 7.7%. The decline in Organic business was primarily due to lower sales of seasonal fans, hair appliances, and air filtration and humidification products in Beauty & Wellness primarily driven by our SKU rationalization efforts, softer consumer demand, shifts in consumer spending patterns and reduced orders from retail customers as they rebalance trade inventory levels, as well as a decline in Home & Outdoor primarily driven by lower club channel sales.

These factors were partially offset by:
•an increase in sales of thermometry and prestige market hair care products in Beauty & Wellness;
•an increase in online channel sales reflecting improved replenishment orders from certain online retail customers and stronger consumer demand for travel-related products in Home & Outdoor; and
•growth in international sales.

The Curlsmith acquisition contributed $6.1 million, or 1.2%, to consolidated net sales revenue growth.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $0.5 million, or 0.1%.

Net sales revenue from our Leadership Brands was $402.3 million, compared to $435.2 million for the same period last year, representing a decrease of 7.6%.

Segment Net Sales Revenue

Home & Outdoor

Comparison of First Quarter Fiscal 2024 to First Quarter Fiscal 2023
Net sales revenue decreased $17.1 million, or 7.3%, to $217.1 million, compared to $234.3 million. The decrease was driven by a decline from Organic business of $16.8 million, or 7.2%, primarily due to lower home category sales in the club channel, reduced sales to Bed, Bath & Beyond as a result of their bankruptcy and a decline in the insulated beverage category.

These factors were partially offset by an increase in online channel sales reflecting improved replenishment orders from certain online retail customers and stronger consumer demand for travel-related products.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $0.4 million, or 0.2%.

Beauty & Wellness

Comparison of First Quarter Fiscal 2024 to First Quarter Fiscal 2023
Net sales revenue decreased $16.3 million, or 5.9%, to $257.5 million, compared to $273.8 million. The decline was driven by a decrease from Organic business of $22.2 million, or 8.1%, primarily due to lower sales of seasonal fans, hair appliances, and air filtration and humidification products primarily driven by our SKU rationalization efforts, softer consumer demand, shifts in consumer spending patterns and reduced orders from retail customers as they rebalance trade inventory levels.

The decline was partially offset by:
•an increase in sales of thermometry and prestige market hair care products;
•growth in international sales; and
•the favorable comparative impact of shipping disruption in the same period last year caused by a weather-related incident involving one of our ancillary distribution facilities.

The Curlsmith acquisition contributed $6.1 million, or 2.2%, to segment net sales revenue growth.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $0.1 million, or 0.1%.

Consolidated Gross Profit Margin

Comparison of First Quarter Fiscal 2024 to First Quarter Fiscal 2023
Consolidated gross profit margin increased 3.8 percentage points to 45.4%, compared to 41.6%. The increase in consolidated gross profit margin was primarily due to:
•the favorable comparative impact of EPA compliance costs of $9.5 million incurred in the prior year period;
•a more favorable product mix within Beauty & Wellness reflecting the benefits of SKU rationalization;
•a more favorable customer mix within Home & Outdoor; and
•lower inbound freight costs.

These factors were partially offset by higher inventory obsolescence expense.

Consolidated SG&A

Comparison of First Quarter Fiscal 2024 to First Quarter Fiscal 2023
Consolidated SG&A ratio increased 0.4 percentage points to 35.3%, compared to 34.9%. The increase in the consolidated SG&A ratio was primarily due to:
•a charge of $4.2 million related to the bankruptcy of Bed, Bath & Beyond;
•the unfavorable leverage impact of the overall decrease in net sales;
•an increase in annual incentive compensation expense; and
•higher outbound freight costs.

These factors were partially offset by:
•the favorable comparative impact of EPA compliance costs of $2.2 million incurred in the prior year period;
•lower share-based compensation expense; and
•the favorable comparative impact of acquisition-related expense incurred in connection with the Curlsmith transaction during the prior year period.

Restructuring Charges

During the three month period ended May 31, 2023, we incurred $7.4 million of pre-tax restructuring costs in connection with Project Pegasus, which were primarily comprised of professional fees, and made total cash restructuring payments of $9.4 million. We had a remaining liability of $4.6 million as of May 31, 2023.

Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment

In order to provide a better understanding of the impact of certain items on our operating income, the tables that follow report the comparative pre-tax impact of acquisition-related expenses, Bed, Bath & Beyond bankruptcy, EPA compliance costs, restructuring charges, amortization of intangible assets, and non-cash share-based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods presented below. Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended May 31, 2023
(in thousands)	Home & Outdoor		Beauty & Wellness (1)		Total
Operating income, as reported (GAAP)	$22,116	10.2%	$18,525	7.2%	$40,641	8.6%
Bed, Bath & Beyond bankruptcy	3,087	1.4%	1,126	0.4%	4,213	0.9%
Restructuring charges	2,790	1.3%	4,565	1.8%	7,355	1.5%
Subtotal	27,993	12.9%	24,216	9.4%	52,209	11.0%
Amortization of intangible assets	1,777	0.8%	2,880	1.1%	4,657	1.0%
Non-cash share-based compensation	4,498	2.1%	4,799	1.9%	9,297	2.0%
Adjusted operating income (non-GAAP)	$34,268	15.8%	$31,895	12.4%	$66,163	13.9%

	Three Months Ended May 31, 2022
(in thousands)	Home & Outdoor		Beauty & Wellness (1)		Total
Operating income, as reported (GAAP)	$29,793	12.7%	$4,146	1.5%	$33,939	6.7%
Acquisition-related expenses	78	—%	2,676	1.0%	2,754	0.5%
EPA compliance costs	—	—%	11,644	4.3%	11,644	2.3%
Restructuring charges	—	—%	2	—%	2	—%
Subtotal	29,871	12.8%	18,468	6.7%	48,339	9.5%
Amortization of intangible assets	1,746	0.7%	2,615	1.0%	4,361	0.9%
Non-cash share-based compensation	5,998	2.6%	10,621	3.9%	16,619	3.3%
Adjusted operating income (non-GAAP)	$37,615	16.1%	$31,704	11.6%	$69,319	13.6%

(1)The three month period ended May 31, 2023 includes a full quarter of operating results from Curlsmith, acquired on April 22, 2022, compared to approximately six weeks of operating results in the three month period ended May 31, 2022. For additional information see Note 3 to the accompanying condensed consolidated financial statements.

Consolidated Operating Income

Comparison of First Quarter Fiscal 2024 to First Quarter Fiscal 2023
Consolidated operating income was $40.6 million, or 8.6% of net sales revenue, compared to $33.9 million, or 6.7% of net sales revenue. The 1.9 percentage point increase in consolidated operating margin was primarily due to:
•the favorable comparative impact of EPA compliance costs of $11.6 million incurred in the prior year period;
•lower share-based compensation expense;
•the favorable comparative impact of acquisition-related expense incurred in connection with the Curlsmith transaction during the prior year period;
•a more favorable product mix within Beauty & Wellness reflecting the benefits of SKU rationalization;
•a more favorable customer mix within Home & Outdoor; and
•lower inbound freight costs.

These factors were partially offset by:
•restructuring charges of $7.4 million;
•higher inventory obsolescence expense;
•a charge of $4.2 million related to the bankruptcy of Bed, Bath & Beyond;
•increased annual incentive compensation expense;
•an increase in outbound freight costs; and
•unfavorable operating leverage.

Consolidated adjusted operating income decreased 4.6% to $66.2 million, or 13.9% of net sales revenue, compared to $69.3 million, or 13.6% of net sales revenue.

Home & Outdoor

Comparison of First Quarter Fiscal 2024 to First Quarter Fiscal 2023
Operating income was $22.1 million, or 10.2% of segment net sales revenue, compared to $29.8 million, or 12.7% of segment net sales revenue. The 2.5 percentage point decrease in segment operating margin was primarily due to:
•a charge of $3.1 million related to the bankruptcy of Bed, Bath & Beyond;
•restructuring charges of $2.8 million;
•higher distribution expense;
•increased marketing expense;
•higher inventory obsolescence expense;
•an increase in outbound freight costs; and
•unfavorable operating leverage.

These factors were partially offset by lower share-based compensation expense, a more favorable customer mix and lower inbound freight costs.

Adjusted operating income decreased 8.9% to $34.3 million, or 15.8% of segment net sales revenue, compared to $37.6 million, or 16.1% of segment net sales revenue.

Beauty & Wellness

Comparison of First Quarter Fiscal 2024 to First Quarter Fiscal 2023
Operating income was $18.5 million, or 7.2% of segment net sales revenue, compared to $4.1 million, or 1.5% of segment net sales revenue. The 5.7 percentage point increase in segment operating margin was primarily due to:
•the favorable comparative impact of EPA compliance costs of $11.6 million incurred in the prior year period;
•lower share-based compensation expense;
•the favorable comparative impact of acquisition-related expense incurred in connection with the Curlsmith transaction during the prior year period;
•lower distribution expense;
•reduced marketing expense;
•a decrease in legal fees;
•a more favorable product mix driven by our SKU rationalization efforts; and
•lower inbound freight costs.

These factors were partially offset by:
•higher inventory obsolescence expense;
•restructuring charges of $4.6 million;
•higher annual incentive compensation expense;

•a charge of $1.1 million related to the bankruptcy of Bed, Bath & Beyond;
•an increase in outbound freight costs; and
•unfavorable operating leverage.

Adjusted operating income increased 0.6% to $31.9 million, or 12.4% of segment net sales revenue, compared to $31.7 million, or 11.6% of segment net sales revenue.

Interest Expense

Comparison of First Quarter Fiscal 2024 to First Quarter Fiscal 2023
Interest expense was $14.1 million, compared to $4.4 million. The increase in interest expense was primarily due to a higher average interest rate, partially offset by lower average levels of debt outstanding compared to the same period last year.

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

For the three months ended May 31, 2023, income tax expense as a percentage of income before income tax was 15.5% compared to 17.0% for the same period last year. The year-over-year decrease in the effective tax rate is primarily due to a decrease in tax expense for discrete items, partially offset by shifts in the mix of income in our various tax jurisdictions.

Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP)

In order to provide a better understanding of the impact of certain items on our income and diluted EPS, the tables that follow report the comparative after-tax impact of acquisition-related expenses, Bed, Bath & Beyond bankruptcy, EPA compliance costs, restructuring charges, amortization of intangible assets, and non-cash share-based compensation, as applicable, on income and diluted EPS for the periods presented below. Adjusted income and adjusted diluted EPS may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended May 31, 2023
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$26,726	$4,145	$22,581	$1.11	$0.17	$0.94
Bed, Bath & Beyond bankruptcy	4,213	53	4,160	0.17	—	0.17
Restructuring charges	7,355	92	7,263	0.30	—	0.30
Subtotal	38,294	4,290	34,004	1.59	0.18	1.41
Amortization of intangible assets	4,657	606	4,051	0.19	0.03	0.17
Non-cash share-based compensation	9,297	641	8,656	0.39	0.03	0.36
Adjusted (non-GAAP)	$52,248	$5,537	$46,711	$2.16	$0.23	$1.94

Weighted average shares of common stock used in computing diluted EPS						24,134

	Three Months Ended May 31, 2022
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$29,633	$5,038	$24,595	$1.23	$0.21	$1.02
Acquisition-related expenses	2,754	2	2,752	0.11	—	0.11
EPA compliance costs	11,644	175	11,469	0.48	0.01	0.48
Restructuring charges	2	—	2	—	—	—
Subtotal	44,033	5,215	38,818	1.83	0.22	1.61
Amortization of intangible assets	4,361	490	3,871	0.18	0.02	0.16
Non-cash share-based compensation	16,619	1,084	15,535	0.69	0.04	0.64
Adjusted (non-GAAP)	$65,013	$6,789	$58,224	$2.70	$0.28	$2.41

Weighted average shares of common stock used in computing diluted EPS						24,122

Comparison of First Quarter Fiscal 2024 to First Quarter Fiscal 2023
Net income was $22.6 million, compared to $24.6 million. Diluted EPS was $0.94, compared to $1.02. Diluted EPS decreased primarily due to higher interest expense and lower operating income in Home & Outdoor, partially offset by higher operating income in Beauty & Wellness and a decrease in the effective income tax rate.

Adjusted income decreased $11.5 million, or 19.8%, to $46.7 million, compared to $58.2 million. Adjusted diluted EPS decreased 19.5% to $1.94, compared to $2.41.

Liquidity and Capital Resources

We principally rely on our cash flow from operations and borrowings under our Credit Agreement (as defined below) to finance our operations, capital and intangible asset expenditures, acquisitions and share repurchases. Historically, our principal uses of cash to fund our operations have included operating expenses, primarily SG&A, and working capital, predominantly for inventory purchases and the extension of credit to our retail customers. We have typically been able to generate positive cash flow from operations sufficient to fund our operating activities. In the past, we have utilized a combination of available cash and existing, or additional, sources of financing to fund strategic acquisitions, share repurchases and capital investments. We generated $121.1 million in cash from operations during the first quarter of fiscal 2024 and had $38.9 million in cash and cash equivalents at May 31, 2023. As of May 31, 2023, the amount of cash and cash equivalents held by our foreign subsidiaries was $34.6 million. We have no existing activities involving special purpose entities or off-balance sheet financing.

We believe our short-term liquidity requirements will primarily consist of operating and working capital requirements, capital expenditures and interest payments on our debt. We maintained elevated outstanding borrowings under the Credit Agreement during fiscal 2023 in order to fund the acquisitions of Osprey and Curlsmith and the construction of our new distribution facility. With the completion of our new distribution facility in March 2023, we expect a more normalized level of capital expenditures in fiscal 2024. As a result of our expected decrease in cash utilized for investing activities, we plan to continue to repay amounts outstanding under our Credit Agreement. Accordingly, we generally expect a decrease in borrowings outstanding under the Credit Agreement sequentially during the remainder of fiscal 2024 compared to fiscal 2023. If interest rates continue to increase and adverse economic changes occur, our access to credit on favorable interest rate terms may be impacted. In an economic downturn, we may also be unable to raise capital through debt or equity financings on terms acceptable to us or at all. Covenants in our Credit Agreement could also have consequences on our operations, including restricting or delaying our ability to obtain additional financing, potentially limiting our ability to adjust to rapidly changing market conditions or respond to business opportunities. Additionally, in challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business and our liquidity requirements.

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

Operating Activities

Operating activities provided net cash of $121.1 million for the three months ended May 31, 2023, compared to net cash used of $38.4 million for the same period last year. The increase in cash provided by operating activities was primarily driven by decreases in cash used for inventory purchases, accounts receivable and annual incentive compensation payments, partially offset by increases in cash paid primarily for interest and restructuring activities.

Investing Activities

Investing activities used net cash of $11.6 million during the three months ended May 31, 2023, compared to net cash used of $222.5 million for the same period last year. The decrease in cash used by investing activities was primarily due to the comparative impacts of the Curlsmith acquisition during the first quarter of fiscal 2023, and a decrease in capital and intangible asset expenditures in the first quarter of fiscal 2024. We made investments in capital and intangible asset expenditures of $11.9 million during the three months ended May 31, 2023, compared to $76.2 million for the same period last year. The decrease in capital and intangible asset expenditures was primarily due to the completion of our new two million square foot distribution facility in March 2023 for which we incurred the bulk of capital expenditures during the prior year period. Capital and intangible asset expenditures during both periods also included expenditures for computer, software, furniture and other equipment and tools, molds, and other production equipment.

Financing Activities

Financing activities used net cash of $99.6 million during the three months ended May 31, 2023, compared to net cash provided of $276.8 million for the same period last year. The increase in cash used by financing activities is primarily due to a net increase in repayments made on our revolving loans under the Credit Agreement.

Credit Agreement

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for an unsecured total revolving commitment of $1.25 billion and a $300 million accordion, which can be used for term loan commitments. In June 2022, we exercised $250 million of the $300 million accordion under the Credit Agreement and borrowed $250 million as term loans. The proceeds from the term loans were used to repay revolving loans under the Credit Agreement. The term loans are payable at the end of each fiscal quarter in equal installments of 0.625% of the term loans made, which began in the third quarter of fiscal 2023, with the remaining balance due at the maturity date. The maturity date of the term loans and the revolving loans under the Credit Agreement is March 13, 2025. Borrowings under the Credit Agreement bear floating interest at either the Base Rate or Term SOFR (as defined in the Credit Agreement), plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.0% and 1.0% to 2.0% for Base Rate and Term SOFR borrowings, respectively, plus a credit spread of 0.10% for Term SOFR borrowings.

The floating interest rates on our borrowings under the Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $625 million and $425 million of the outstanding principal balance under the revolving loans as of May 31, 2023 and February 28, 2023, respectively. For additional information regarding our interest rate swaps, see Notes 10, 11, and 12 to the accompanying condensed consolidated financial statements.

As of May 31, 2023, the outstanding Credit Agreement principal balance was $839.3 million (excluding prepaid financing fees), the balance of outstanding letters of credit was $18.2 million and the amount available for borrowings under the Credit Agreement was $637.8 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As a result of our exercise of the qualified acquisition notice under the Credit Agreement, as of May 31, 2023, these covenants effectively limited our ability to incur more than $343.0 million of additional debt from all sources, including the Credit Agreement.

As of May 31, 2023, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

Critical Accounting Policies and Estimates

The SEC defines critical accounting estimates as those made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on a company's financial condition or results of operations. For a discussion of the estimates that we consider to meet this definition and represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements, see the section entitled “Critical Accounting Policies and Estimates” in our Form 10-K. Since the filing of our Form 10-K, there have been no material changes in our critical accounting policies and estimates from those disclosed therein.

Information Regarding Forward-Looking Statements

Certain statements in this report, including those in documents and our other filings with the SEC referenced herein, may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words “anticipates”, “believes”, “expects”, “plans”, “may”, “will”, “might”, “would”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “currently”, “continue”, “intends”, “outlook”, “forecasts”, “targets”, “could”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate may occur in the future, including statements related to sales, expenses, EPS results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct. Forward-looking statements are only as of the date they are made and are subject to risks that could cause them to differ materially from actual results. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We believe that these risks include but are not limited to the risks described or referenced in this report and that are otherwise described from time to time in our SEC reports as filed. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

Such risks are not limited to, but may include:
•the occurrence of cyber incidents, or failure by us or our third-party service providers to maintain cybersecurity and the integrity of confidential internal or customer data;
•a cybersecurity breach, obsolescence or interruptions in the operation of our central global Enterprise Resource Planning systems and other peripheral information systems;
•the geographic concentration of certain U.S. distribution facilities which increases our risk to disruptions that could affect our ability to deliver products in a timely manner;
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
•our dependence on the strength of retail economies and vulnerabilities to any prolonged economic downturn, including a downturn from the effects of macroeconomic conditions, any public health crises or similar conditions;
•the risks associated with the use of licensed trademarks from or to third parties;
•the risks associated with weather conditions, the duration and severity of the cold and flu season and other related factors;
•our reliance on our CEO and a limited number of other key senior officers to operate our business;
•our ability to execute and realize expected synergies from strategic business initiatives such as acquisitions, divestitures and global restructuring plans, including Project Pegasus;
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
•our dependence on whether we are classified as a “controlled foreign corporation” for U.S. federal income tax purposes which impacts the tax treatment of its non-U.S. income;
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
•the risks to our liquidity or cost of capital which may be materially adversely affected by constraints or changes in the capital and credit markets, interest rates and limitations under our financing arrangements;
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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), maintains disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2023. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of May 31, 2023, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Exchange Act that occurred during our fiscal quarter ended May 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described in Part 1, Item 3. “Legal Proceedings” of our Form 10-K. Since the filing of our Form 10-K, there have been no material changes in our legal proceedings from those disclosed therein except as updated herein in the discussion in Note 8 to the accompanying condensed consolidated financial statements.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
March 1 through March 31, 2023	8,723	$110.30	8,723	$402,660
April 1 through April 30, 2023	190	90.01	190	402,643
May 1 through May 31, 2023	35,719	97.05	35,719	399,177
Total	44,632	$99.61	44,632

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

10.1†
Employment Agreement among Helen of Troy Limited, Helen of Troy Nevada Corporation and Noel Geoffroy, dated April 25, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2023).

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended May 31, 2023, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.

		104	Cover Page, Interactive Data File formatted in iXBRL and contained in Exhibit 101.

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	July 10, 2023	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date:	July 10, 2023	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer