Form 10-Q
period 2023-08-31
HELEN OF TROY LTD
filed 2023-10-04
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2023
or
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
As of September 28, 2023, there were 23,742,747 common shares, $0.10 par value per share, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except shares and par value)	August 31, 2023	February 28, 2023
Assets
Assets, current:
Cash and cash equivalents	$24,214	$29,073
Receivables, less allowances of $5,144 and $1,678	387,498	377,604
Inventory	435,681	455,485
Prepaid expenses and other current assets	28,950	24,721
Income taxes receivable	12,349	5,158
Total assets, current	888,692	892,041

Property and equipment, net of accumulated depreciation of $156,406 and $178,961	336,349	351,793
Goodwill	1,066,730	1,066,479
Other intangible assets, net of accumulated amortization of $177,825 and $168,574	544,958	553,883
Operating lease assets	37,555	38,751
Deferred tax assets, net	2,996	2,781
Assets held for sale	17,179	—
Other assets	7,201	7,987
Total assets	$2,901,660	$2,913,715

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable	$258,669	$190,598
Accrued expenses and other current liabilities	195,359	200,718
Income taxes payable	12,132	14,778
Long-term debt, current maturities	6,235	6,064
Total liabilities, current	472,395	412,158

Long-term debt, excluding current maturities	838,668	928,348
Lease liabilities, non-current	41,036	42,672
Deferred tax liabilities, net	34,747	28,048
Other liabilities, non-current	12,931	13,678
Total liabilities	1,399,777	1,424,904

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 23,719,204 and 23,994,405 shares issued and outstanding	2,372	2,399
Additional paid in capital	330,227	317,277
Accumulated other comprehensive income	3,686	4,947
Retained earnings	1,165,598	1,164,188
Total stockholders' equity	1,501,883	1,488,811
Total liabilities and stockholders' equity	$2,901,660	$2,913,715

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands, except per share data)	2023	2022	2023	2022
Sales revenue, net	$491,563	$521,400	$966,235	$1,029,478
Cost of goods sold	261,910	299,954	520,951	596,861
Gross profit	229,653	221,446	445,284	432,617

Selling, general and administrative expense (“SG&A”)	179,191	169,724	346,826	346,954
Restructuring charges	3,617	4,776	10,972	4,778
Operating income	46,845	46,946	87,486	80,885

Non-operating income, net	148	113	285	180
Interest expense	13,654	9,166	27,706	13,539
Income before income tax	33,339	37,893	60,065	67,526

Income tax expense	5,958	7,221	10,103	12,259
Net income	$27,381	$30,672	$49,962	$55,267

Earnings per share (“EPS”):
Basic	$1.14	$1.28	$2.08	$2.31
Diluted	1.14	1.28	2.07	2.29

Weighted average shares used in computing EPS:
Basic	23,918	23,969	23,984	23,917
Diluted	24,041	24,056	24,088	24,089

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2023	2022	2023	2022
Net income	$27,381	$30,672	$49,962	$55,267
Other comprehensive income (loss), net of tax:
Cash flow hedge activity - interest rate swaps	2,768	1,301	(324)	3,507
Cash flow hedge activity - foreign currency contracts	(314)	2,538	(937)	3,491
Total other comprehensive income (loss), net of tax	2,454	3,839	(1,261)	6,998
Comprehensive income	$29,835	$34,511	$48,701	$62,265

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 28, 2022	23,800	$2,380	$303,740	$202	$1,021,017	$1,327,339
Net income	—	—	—	—	24,595	24,595
Other comprehensive income, net of tax	—	—	—	3,159	—	3,159
Exercise of stock options	8	1	658	—	—	659
Issuance and settlement of restricted stock	235	24	(24)	—	—	—
Issuance of common stock related to stock purchase plan	13	1	2,274	—	—	2,275
Common stock repurchased and retired	(89)	(9)	(18,113)	—	(102)	(18,224)
Share-based compensation	—	—	16,619	—	—	16,619
Balances at May 31, 2022	23,967	$2,397	$305,154	$3,361	$1,045,510	$1,356,422
Net income	—	—	—	—	30,672	30,672
Other comprehensive income, net of tax	—	—	—	3,839	—	3,839
Issuance and settlement of restricted stock	2	—	(1)	—	—	(1)
Common stock repurchased and retired	—	—	(81)	—	—	(81)
Share-based compensation	—	—	7,495	—	—	7,495
Balances at August 31, 2022	23,969	$2,397	$312,567	$7,200	$1,076,182	$1,398,346

Balances at February 28, 2023	23,994	$2,399	$317,277	$4,947	$1,164,188	$1,488,811
Net income	—	—	—	—	22,581	22,581
Other comprehensive loss, net of tax	—	—	—	(3,715)	—	(3,715)
Exercise of stock options	5	1	211	—	—	212
Issuance and settlement of restricted stock	120	12	(12)	—	—	—
Issuance of common stock related to stock purchase plan	23	2	2,166	—	—	2,168
Common stock repurchased and retired	(45)	(4)	(4,442)	—	—	(4,446)
Share-based compensation	—	—	9,297	—	—	9,297
Balances at May 31, 2023	24,097	$2,410	$324,497	$1,232	$1,186,769	$1,514,908
Net income	—	—	—	—	27,381	27,381
Other comprehensive income, net of tax	—	—	—	2,454	—	2,454
Issuance and settlement of restricted stock	4	—	—	—	—	—
Common stock repurchased and retired	(382)	(38)	(1,499)	—	(48,552)	(50,089)
Share-based compensation	—	—	7,229	—	—	7,229
Balances at August 31, 2023	23,719	$2,372	$330,227	$3,686	$1,165,598	$1,501,883

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended August 31,
(in thousands)	2023	2022
Cash provided (used) by operating activities:
Net income	$49,962	$55,267
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	24,606	21,617
Amortization of financing costs	616	512
Non-cash operating lease expense	3,941	5,186
Provision for credit losses	3,671	963
Non-cash share-based compensation	16,526	24,114
Gain on sale of Personal Care business	—	(1,336)
Gain on the sale or disposal of property and equipment	(246)	(20)
Deferred income taxes and tax credits	6,845	3,977
Changes in operating capital, net of effects of acquisitions of businesses:
Receivables	(14,427)	(46,754)
Inventory	19,804	(77,348)
Prepaid expenses and other current assets	(5,391)	575
Other assets and liabilities, net	(253)	(2,040)
Accounts payable	71,990	3,333
Accrued expenses and other current liabilities	(10,317)	(43,767)
Accrued income taxes	(9,595)	(19,731)
Net cash provided (used) by operating activities	157,732	(75,452)

Cash used by investing activities:
Capital and intangible asset expenditures	(20,557)	(112,635)
Net payments to acquire businesses, net of cash acquired	—	(148,111)
Proceeds from sale of Personal Care business	—	1,804
Proceeds from the sale of property and equipment	246	20
Net cash used by investing activities	(20,311)	(258,922)

Cash (used) provided by financing activities:
Proceeds from revolving loans	261,150	573,500
Repayment of revolving loans	(348,150)	(465,000)
Proceeds from term loans	—	250,000
Repayment of long-term debt	(3,125)	(1,900)
Payment of financing costs	—	(586)
Proceeds from share issuances under share-based compensation plans	2,380	2,934
Payments for repurchases of common stock	(54,535)	(18,305)
Net cash (used) provided by financing activities	(142,280)	340,643

Net (decrease) increase in cash and cash equivalents	(4,859)	6,269
Cash and cash equivalents, beginning balance	29,073	33,381
Cash and cash equivalents, ending balance	$24,214	$39,650

Supplemental non-cash investing activity:
Capital expenditures included in accounts payable	$2,790	$8,484

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
August 31, 2023

Note 1 - Basis of Presentation and Related Information

Corporate Overview

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2023 and February 28, 2023, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2023 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. As of August 31, 2023, we operated two reportable segments: Home & Outdoor and Beauty & Wellness. During the fourth quarter of fiscal 2023, we made changes to the structure of our organization in connection with our global restructuring plan (as further described below and in Note 8) that resulted in our previous Health & Wellness and Beauty operating segments being combined into a single reportable segment, which is referred to herein as “Beauty & Wellness.” In connection with these organizational structure changes, corresponding changes were made to how our business is managed, how results are reported internally and how our Chief Executive Officer (“CEO”), our chief operating decision maker, assesses performance and allocates resources. We believe that these changes better align internal resources and external go to market activities in order to create a more efficient and effective organizational structure. There were no changes to the products or brands included within our Home & Outdoor reportable segment as part of these organizational changes nor to the way in which our CEO assesses performance and allocates resources for the Home & Outdoor segment. As a result of these changes, our disclosures reflect two reportable segments, Home & Outdoor and Beauty & Wellness. Comparative prior period segment information in this report has been recast to conform to this change in our reportable segments. Our external reportable segments will continue to align with our internal reporting to enable users of the financial statements to better understand our performance, better assess our future net cash flows, and make more informed judgments about the Company as a whole.

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

Our business is seasonal due to different calendar events, holidays and seasonal weather and illness patterns. Our fiscal reporting period ends on the last day in February. Historically, our highest sales volume and operating income occur in our third fiscal quarter ending November 30th. We purchase our products from unaffiliated manufacturers, most of which are located in China, Mexico, Vietnam and the U.S.

During the second quarter of fiscal 2023, we focused on developing a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and reduce costs (referred to as “Project Pegasus”). See Note 8 for additional information.

On April 22, 2022, we completed the acquisition of Recipe Products Ltd., a producer of innovative prestige hair care products for all types of curly and wavy hair under the Curlsmith brand (“Curlsmith”). The total purchase consideration was $147.9 million in cash, net of a final net working capital adjustment and cash acquired. The Curlsmith brand and products were added to the Beauty & Wellness segment. See Note 4 for additional information.

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

Note 3 - Assets Held for Sale

On August 29, 2023, we entered into an agreement to sell our distribution and office facilities in El Paso, Texas, which provides for closing subsequent to a due diligence period. Accordingly, we classified the associated property and equipment totaling $17.2 million, net of accumulated depreciation of $36.8 million, as held for sale as of August 31, 2023.

Subsequent to the end of our second quarter of fiscal 2024, on September 28, 2023, we completed the sale of our distribution and office facilities in El Paso, Texas for a sales price of $50.6 million, less transaction costs of $1.1 million. Concurrently, we entered into an agreement to leaseback the office facilities for a period of up to 18 months substantially rent free, which we estimate to have a fair value of approximately $1.9 million. The transaction qualifies for sales recognition under the sale leaseback accounting requirements. Accordingly, we increased the sales price by the $1.9 million of prepaid rent and expect to recognize a gain on the sale of approximately $34.2 million within SG&A during the third quarter of fiscal year 2024, of which approximately $18.0 million and $16.2 million will be recognized by our Beauty & Wellness and Home & Outdoor segments, respectively. The related assets will be derecognized from the consolidated balance sheet, and at lease commencement, we will record an operating lease asset, which includes the imputed rent payments described above, and an operating lease liability. We plan to use the proceeds from the sale to repay amounts outstanding under our long-term debt agreement.

Note 4 - Acquisition of Curlsmith

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

The following table presents the estimated fair values of assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Assets:
Receivables	$4,211
Inventory	7,890
Prepaid expenses and other current assets	119
Property and equipment	212
Goodwill	117,108
Trade names - definite	21,000
Customer relationships - definite	12,000
Deferred tax assets, net	360
Total assets	162,900
Liabilities:
Accounts payable	1,401
Accrued expenses and other current liabilities	2,813
Income taxes payable	2,572
Deferred tax liabilities, net	8,187
Total liabilities	14,973
Net assets recorded	$147,927

Both the fair value and gross contractual amount of receivables acquired was $4.2 million, as an immaterial amount was expected to be uncollectible.

The impact of the acquisition of Curlsmith on our condensed consolidated statements of income for the periods presented was as follows:

(in thousands, except earnings per share data)	Three Months Ended August 31, 2022 (1)	Six Months Ended August 31, 2022 (1) (2)
Sales revenue, net	$10,207	$13,453
Net income	1,437	1,876

EPS:
Basic	$0.06	$0.08
Diluted	$0.06	$0.08

(1)Net income and EPS amounts include allocations for corporate expenses, interest expense and income tax expense.
(2)Represents approximately nineteen weeks of operating results from Curlsmith, acquired April 22, 2022.

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

(in thousands, except earnings per share data)	Three Months Ended August 31, 2022	Six Months Ended August 31, 2022
Sales revenue, net	$521,400	$1,036,570
Net income	30,672	57,180

EPS:
Basic	$1.28	$2.39
Diluted	$1.28	$2.37

These amounts have been calculated after applying our accounting policies and adjusting the results of Curlsmith to reflect the effect of definite-lived intangible assets recognized as part of the business combination on amortization expense as if the acquisition had occurred on March 1, 2021.

Note 5 - Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities was as follows:

(in thousands)	August 31, 2023	February 28, 2023
Accrued compensation, benefits and payroll taxes	$31,947	$17,380
Accrued sales discounts and allowances	48,908	63,881
Accrued sales returns	23,240	28,498
Accrued advertising	35,112	36,931
Other	56,152	54,028
Total accrued expenses and other current liabilities	$195,359	$200,718

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

We recorded share-based compensation expense in SG&A as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2023	2022	2023	2022
Directors stock compensation	$196	$222	$393	$395
Service Condition Awards	2,878	2,160	6,198	5,277
Performance Condition Awards	1,113	3,196	3,136	14,041
Market Condition Awards	3,042	1,917	6,189	3,827
Employee stock purchase plan	—	—	610	574
Share-based compensation expense	7,229	7,495	16,526	24,114
Less income tax benefits	(385)	(570)	(1,026)	(1,654)
Share-based compensation expense, net of income tax benefits	$6,844	$6,925	$15,500	$22,460

Unrecognized Share-Based Compensation Expense

As of August 31, 2023, our total unrecognized share-based compensation for all awards was $32.9 million, which will be recognized over a weighted average amortization period of 2.0 years. The total unrecognized share-based compensation reflects an estimate of target achievement for Performance Condition Awards granted during the first quarter of fiscal 2024, and an estimate of zero percent of target achievement for Performance Condition Awards granted in fiscal 2023 and fiscal 2022.

Note 7 - Repurchases of Common Stock

In August 2021, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 25, 2021, for a period of three years, and replaced our former repurchase authorization. As of August 31, 2023, our repurchase authorization allowed for the purchase of $349.1 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands, except share and per share data)	2023	2022	2023	2022
Common stock repurchased on the open market:
Number of shares	381,200	—	381,200	—
Aggregate value of shares	$50,006	$—	$50,006	$—
Average price per share	$131.18	$—	$131.18	$—

Common stock received in connection with share-based compensation:
Number of shares	765	501	45,397	89,959
Aggregate value of shares	$83	$81	$4,529	$18,305
Average price per share	$108.00	$163.28	$99.75	$203.49

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

As part of our initiative focused on streamlining and simplifying the organization, we made further changes to the structure of our organization, during the fourth quarter of fiscal 2023, which include the creation of a North America Regional Market Organization (“RMO”) responsible for sales and go to market strategies for all categories and channels in the U.S. and Canada, and further centralization of certain functions under shared services, particularly in operations and finance to better support our business segments and RMOs. This new structure, inclusive of the organizational structure changes described above resulting in the reportable segment change, will reduce the size of our global workforce by approximately 10%. The majority of these role reductions were completed by March 1, 2023. We believe that these changes better focus business segment resources on brand development, consumer-centric innovation and marketing, the RMOs on sales and go to market strategies, and shared services on their respective areas of expertise while also creating a more efficient and effective organizational structure.

During the second quarter of fiscal 2024, we announced plans to geographically consolidate the U.S. Beauty business, currently located in El Paso, Texas, and Irvine, California, and co-locate it with our Wellness business in the Boston, Massachusetts area. This geographical consolidation and relocation is the next step in our initiative to streamline and simplify the organization and it is expected to be completed during fiscal 2025. We expect these changes will enable a greater opportunity to capture synergies and enhance collaboration and innovation within the Beauty & Wellness segment.

We have updated our expectations regarding Project Pegasus charges. We now estimate lower total one-time pre-tax restructuring charges of approximately $60 million to $65 million over the duration of the plan. We now expect these charges to be completed during fiscal 2025. We previously had estimated total pre-tax restructuring charges of approximately $85 million to $95 million, which was initially expected to be substantially completed by the end of fiscal 2024. In addition, we now have the following expectations regarding Project Pegasus charges:
•Pre-tax restructuring charges to be comprised of approximately $22 million to $25 million of severance and employee related costs, $30 million of professional fees, $5 million of contract termination costs, and $3 million to $5 million of other exit and disposal costs.
•All of our operating segments and shared services will be impacted by the plan and pre-tax restructuring charges include approximately $17 million to $19 million in Home & Outdoor and $43 million to $46 million in Beauty & Wellness.
•Pre-tax restructuring charges represent primarily cash expenditures, which are expected to be substantially paid by the end of fiscal 2025.

We continue to have the following expectations regarding Project Pegasus savings:
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

During the three and six month periods ended August 31, 2023, we incurred $3.6 million and $11.0 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the condensed consolidated statement of income. We recognized $4.8 million of pre-tax restructuring costs during both the three and six month periods ended August 31, 2022 in connection with Project Pegasus.

The following tables summarize restructuring charges recorded as a result of Project Pegasus for the periods presented:

	Three Months Ended August 31, 2023
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Severance and employee related costs	$87	$501	$588
Professional fees	1,182	1,719	2,901
Contract termination	—	108	108
Other	2	18	20
Total restructuring charges	$1,271	$2,346	$3,617

	Three Months Ended August 31, 2022
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Severance and employee related costs	$472	$2,369	$2,841
Professional fees	—	128	128
Contract termination	—	1,500	1,500
Other	—	307	307
Total restructuring charges	$472	$4,304	$4,776

	Six Months Ended August 31, 2023			Total Incurred Since Inception
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Severance and employee related costs	$571	$909	$1,480	$10,933
Professional fees	3,451	5,076	8,527	25,276
Contract termination	—	796	796	1,331
Other	39	130	169	794
Total restructuring charges	$4,061	$6,911	$10,972	$38,334

	Six Months Ended August 31, 2022
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Severance and employee related costs	$472	$2,371	$2,843
Professional fees	—	128	128
Contract termination	—	1,500	1,500
Other	—	307	307
Total restructuring charges	$472	$4,306	$4,778

The tables below present a rollforward of our accruals related to Project Pegasus, which are included in accounts payable and accrued expenses and other current liabilities:

(in thousands)	Balance at February 28, 2023	Charges	Payments	Balance at August 31, 2023
Severance and employee related costs	$3,173	$1,480	$(3,422)	$1,231
Professional fees	3,201	8,527	(10,635)	1,093
Contract termination	160	796	(956)	—
Other	34	169	(203)	—
Total	$6,568	$10,972	$(15,216)	$2,324

(in thousands)	Balance at February 28, 2022	Charges	Payments	Balance at August 31, 2022
Severance and employee related costs	$—	$2,843	$(802)	$2,041
Professional fees	—	128	(128)	—
Contract termination	—	1,500	—	1,500
Other	—	307	(307)	—
Total	$—	$4,778	$(1,237)	$3,541

Note 9 - Commitments and Contingencies

Legal Matters

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described below.

On December 23, 2021, Brita LP filed a complaint against Kaz USA, Inc. and Helen of Troy Limited in the United States District Court for the Western District of Texas (the “Patent Litigation”), alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. In the Patent Litigation, Brita LP seeks monetary damages and injunctive relief relating to the alleged infringement. Brita LP simultaneously filed a complaint with the United States International Trade Commission (“ITC”) against Kaz USA, Inc., Helen of Troy Limited and five other unrelated companies that sell water filtration systems (the “ITC Action”). The complaint in the ITC Action also alleges patent infringement by the Company with respect to a limited set of PUR gravity-fed water filtration systems. In the ITC Action, Brita LP requested the ITC to initiate an unfair import investigation relating to such filtration systems. This action seeks injunctive relief to prevent entry of certain accused PUR products (and certain other products) into the U.S. and cessation of marketing and sales of existing inventory that is already in the U.S. On January 25, 2022, the ITC instituted the investigation requested by the ITC Action. Discovery closed in the ITC Action in May 2022, and approximately half of the originally identified PUR gravity-fed water filters were removed from the case and are no longer included in the ITC Action. In August 2022, the parties participated in the evidentiary hearing, with additional supplemental hearings in October 2022. On February 28, 2023, the ITC issued an Initial Determination in the ITC Action, tentatively ruling against Kaz USA, Inc. and the other unrelated respondents. The ITC has a guaranteed review process, and thus all respondents, including Kaz USA, Inc., filed a petition with the ITC for a full review of the Initial Determination. On September 19, 2023, the ITC issued its Final Determination in the Company’s favor. The ITC determined there was no violation by the Company and terminated the investigation. The Patent Litigation remains stayed for the time being, but we believe the stay will be lifted in the near future. We cannot predict the outcome of these legal proceedings, the amount or range of any potential loss, when the proceedings will be resolved, or customer acceptance of any replacement water filter. Litigation is inherently unpredictable, and the resolution or disposition of these proceedings could, if adversely determined, have a material and adverse impact on our financial position and results of operations.

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

The following table provides a summary of EPA compliance costs incurred during the periods presented:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2023	2022	2023	2022
Cost of goods sold	$—	$7,103	$—	$16,558	[1]
SG&A	—	1,251	—	3,440
Total EPA compliance costs	$—	$8,354	$—	$19,998
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

Weather-Related Incident

On March 30, 2022, a third-party facility that we utilized for inventory storage incurred severe damage from a weather-related incident. The inventory that was stored at this facility primarily related to our Beauty & Wellness segment. While the inventory was insured, some seasonal inventory and inventory designated for specific customer promotions was not accessible and subsequently determined to be damaged, and as a result, unfavorably impacted our net sales revenue during the first quarter of fiscal 2023. As a result of the damages to the inventory stored at the facility, we recorded a charge to write-off the damaged inventory totaling $34.4 million during the first quarter of fiscal 2023. These charges were fully offset by probable insurance recoveries of $34.4 million also recorded during the first quarter of fiscal 2023, which represented anticipated insurance proceeds, not to exceed the amount of the associated losses, for which receipt was deemed probable. The charges for the damaged inventory and the expected insurance recoveries are included in cost of goods sold in our condensed consolidated statement of income for the six months ended August 31, 2022. During the third and fourth quarters of fiscal 2023, we received proceeds totaling $46.0 million from our insurance carriers related to this incident, which were included in cash flows from operating activities in our condensed consolidated statements of cash flows. As a result, during the third quarter of fiscal 2023, the Company recorded a gain of $9.7 million, net of costs incurred to dispose of the inventory, as a reduction of SG&A expense in our condensed consolidated statement of income.

Note 10 - Long-Term Debt
A summary of our long-term debt follows:

(in thousands)	August 31, 2023	February 28, 2023
Credit Agreement (1):
Revolving loans	603,000	690,000
Term loans	243,750	246,875
Total borrowings under Credit Agreement	846,750	936,875
Unamortized prepaid financing fees	(1,847)	(2,463)
Total long-term debt	844,903	934,412
Less: current maturities of long-term debt	(6,235)	(6,064)
Long-term debt, excluding current maturities	$838,668	$928,348
(1)The weighted average interest rates on borrowings outstanding under the Credit Agreement (defined below) as of August 31, 2023 and February 28, 2023 were 7.1% and 6.6%, respectively.

Capitalized Interest

During the three month period ended August 31, 2023, we incurred interest costs totaling $13.7 million, of which none was capitalized, compared to $10.1 million for the same period last year, of which we capitalized $0.9 million as part of property and equipment in connection with the construction of a new distribution facility. During the six month periods ended August 31, 2023 and August 31, 2022, we incurred interest costs totaling $28.6 million and $15.2 million, respectively, of which we capitalized $0.9 million and $1.6 million, respectively, in connection with the previously mentioned distribution facility.

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

The floating interest rates on our borrowings under the Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $625 million and $425 million of the outstanding principal balance under the revolving loans as of August 31, 2023 and February 28, 2023, respectively. See Notes 11, 12, and 13 for additional information regarding our interest rate swaps.

As of August 31, 2023, the balance of outstanding letters of credit was $17.8 million and the amount available for revolving loans under the Credit Agreement was $629.2 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of August 31, 2023, these covenants effectively limited our ability to incur more than $231.1 million of additional debt from all sources, including the Credit Agreement, or $465.8 million in the event a qualified acquisition is consummated.

Debt Covenants

As of August 31, 2023, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

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

	Carrying Amount and Fair Value
(in thousands)	August 31, 2023	February 28, 2023
Assets:
Cash equivalents (money market accounts)	$469	$381
Interest rate swaps	5,322	5,746
Foreign currency derivatives	617	1,423
Total assets	$6,408	$7,550

Liabilities:
Foreign currency derivatives	1,153	711
Total liabilities	$1,153	$711

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

Note 12 - Financial Instruments and Risk Management

Foreign Currency Risk

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. Approximately 12% and 14% of our net sales revenue was denominated in foreign currencies during the three and six month periods ended August 31, 2023, respectively, compared to 12% for both of the same periods last year. These sales were primarily denominated in Euros, British Pounds and Canadian Dollars. We make most of our inventory purchases from manufacturers in Asia and primarily use the U.S. Dollar for such purchases.

During the three and six month periods ended August 31, 2023, we recorded foreign currency exchange rate net losses of $0.8 million and $0.4 million, respectively, in SG&A, compared to net losses of $2.7 million and $2.5 million, respectively, for the same periods last year. We mitigate certain foreign currency exchange rate risk by using forward contracts and cross-currency debt swaps to protect against the foreign currency exchange rate risk inherent in our transactions denominated in foreign currencies. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. Certain of our forward contracts are designated as cash flow hedges (“foreign currency contracts”) and are recorded on the balance sheet at fair value with changes in fair value recorded in Other Comprehensive Income (Loss) (“OCI”) until the hedge transaction is settled, at which point amounts are reclassified from Accumulated Other Comprehensive Income (Loss) (“AOCI”) to our condensed consolidated statements of income. Foreign currency derivatives for which we have not elected hedge accounting consist of certain forward contracts and cross-currency debt swaps, and any changes in the fair value of these derivatives are recorded in our condensed consolidated statements of income. These undesignated derivatives are used to hedge monetary net asset and liability positions. Cash flows from our foreign currency derivatives are classified as cash flows from operating activities in our condensed consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

Interest Rate Risk

Interest on our outstanding debt as of August 31, 2023 is based on floating interest rates. If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on a portion of our outstanding principal balance under the Credit Agreement, which totaled $846.8 million and $936.9 million as of August 31, 2023 and February 28, 2023, respectively. As of August 31, 2023 and February 28, 2023, $625.0 million and $425.0 million of the outstanding principal balance under the Credit Agreement, respectively, was hedged with interest rate swaps to fix the interest rate we pay. Our interest rate swaps are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in OCI until the hedge transaction is settled, at which point amounts are reclassified from AOCI to our condensed consolidated statements of income. Cash flows from our interest rate swaps are classified as cash flows from operating activities in our condensed consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

The following tables summarize the fair values of our derivative instruments as of the end of the periods presented:

(in thousands)	August 31, 2023
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- Current
Forward contracts - sell Euro	Cash flow	2/2024		€21,500	$67	$—	$165	$—
Forward contracts - sell Canadian Dollars	Cash flow	12/2024		$25,250	370	77	—	—
Forward contracts - sell Pounds	Cash flow	2/2024		£20,925	—	—	949	—
Forward contracts - sell Norwegian Kroner	Cash flow	2/2024	kr	20,000	103	—	—	—
Interest rate swaps	Cash flow	2/2026		$625,000	3,582	1,740	—	—
Subtotal					4,122	1,817	1,114	—

Derivatives not designated under hedge accounting
Forward contracts - buy Euro	(1)	9/2023		€2,200	—	—	33	—
Forward contracts - buy Pounds	(1)	9/2023		£1,100	—	—	6	—
Subtotal					—	—	39	—
Total fair value					$4,122	$1,817	$1,153	$—

(in thousands)	February 28, 2023
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities Non- Current
Forward contracts - sell Euro	Cash flow	2/2024		€29,310	$257	$—	$—	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2024		$30,000	962	11	—	—
Forward contracts - sell Pounds	Cash flow	1/2024		£19,400	—	—	711	—
Forward contracts - sell Norwegian Kroner	Cash flow	2/2024	kr	40,000	185	—	—	—
Interest rate swaps	Cash flow	2/2026		$425,000	3,941	1,805	—	—
Subtotal					5,345	1,816	711	—

Derivatives not designated under hedge accounting
Forward contracts - buy Euro	(1)	3/2023		€500	6	—	—	—
Forward contracts - buy Pounds	(1)	3/2023		£400	2	—	—	—
Subtotal					8	—	—	—
Total fair value					$5,353	$1,816	$711	$—

(1)These forward contracts, for which we have not elected hedge accounting, hedge monetary net asset and liability positions for the notional amounts reported, creating an economic hedge against currency movements.

The pre-tax effects of derivative instruments designated as cash flow hedges were as follows for the periods presented:

	Three Months Ended August 31,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2023	2022	Location	2023	2022
Foreign currency contracts - cash flow hedges	$(779)	$6,226	Sales revenue, net	$(383)	$2,715
Interest rate swaps - cash flow hedges	5,644	1,423	Interest expense	2,027	(281)
Total	$4,865	$7,649		$1,644	$2,434

	Six Months Ended August 31,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2023	2022	Location	2023	2022
Foreign currency contracts - cash flow hedges	$(1,246)	$8,545	Sales revenue, net	$(45)	$3,911
Interest rate swaps - cash flow hedges	3,010	3,629	Interest expense	3,434	(961)
Total	$1,764	$12,174		$3,389	$2,950

The pre-tax effects of derivative instruments not designated under hedge accounting were as follows for the periods presented:

	Gain (Loss) Recognized in Income
		Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	Location	2023	2022	2023	2022
Forward contracts	SG&A	$(16)	$(250)	$(40)	$(250)
Cross-currency debt swaps - principal	SG&A	—	—	—	875
Total		$(16)	$(250)	$(40)	$625

We expect a net gain of $3.0 million associated with foreign currency contracts and interest rate swaps currently recorded in AOCI to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle. See Notes 11 and 13 to these condensed consolidated financial statements for more information.

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

Note 13 - Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component and related tax effects for the periods presented were as follows:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 28, 2022	$(2,126)	$2,328	$202
Other comprehensive income before reclassification	3,629	8,545	12,174
Amounts reclassified out of AOCI	961	(3,911)	(2,950)
Tax effects	(1,083)	(1,143)	(2,226)
Other comprehensive income	3,507	3,491	6,998
Balance at August 31, 2022	$1,381	$5,819	$7,200

Balance at February 28, 2023	$4,394	$553	$4,947
Other comprehensive income (loss) before reclassification	3,010	(1,246)	1,764
Amounts reclassified out of AOCI	(3,434)	45	(3,389)
Tax effects	100	264	364
Other comprehensive loss	(324)	(937)	(1,261)
Balance at August 31, 2023	$4,070	$(384)	$3,686
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
The following tables summarize segment information for the periods presented:

	Three Months Ended August 31, 2023
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$239,977	$251,586	$491,563
Restructuring charges	1,271	2,346	3,617
Operating income	36,099	10,746	46,845
Capital and intangible asset expenditures	4,879	3,801	8,680
Depreciation and amortization	6,606	7,285	13,891

	Three Months Ended August 31, 2022
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$240,559	$280,841	$521,400
Restructuring charges	472	4,304	4,776
Operating income	42,082	4,864	46,946
Capital and intangible asset expenditures	32,420	4,013	36,433
Depreciation and amortization	4,493	6,626	11,119

	Six Months Ended August 31, 2023
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$457,121	$509,114	$966,235
Restructuring charges	4,061	6,911	10,972
Operating income	58,215	29,271	87,486
Capital and intangible asset expenditures	15,839	4,718	20,557
Depreciation and amortization	11,008	13,598	24,606

	Six Months Ended August 31, 2022
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$474,822	$554,656	$1,029,478
Restructuring charges	472	4,306	4,778
Operating income	71,875	9,010	80,885
Capital and intangible asset expenditures	105,151	7,484	112,635
Depreciation and amortization	8,988	12,629	21,617

The following table presents net sales revenue by geographic region, in U.S. Dollars:

	Three Months Ended August 31,				Six Months Ended August 31,
(in thousands)	2023		2022		2023		2022
Domestic sales revenue, net (1)	$388,049	78.9%	$419,905	80.5%	$747,608	77.4%	$816,651	79.3%
International sales revenue, net	103,514	21.1%	101,495	19.5%	218,627	22.6%	212,827	20.7%
Total sales revenue, net	$491,563	100.0%	$521,400	100.0%	$966,235	100.0%	$1,029,478	100.0%
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

For the three months ended August 31, 2023, income tax expense as a percentage of income before income tax was 17.9% compared to 19.1% for the same period last year. The year-over-year decrease in the effective tax rate is primarily due to a decrease in tax expense for discrete items, partially offset by shifts in the mix of income in our various tax jurisdictions. For the six months ended August 31, 2023, income tax expense as a percentage of income before income tax was 16.8% compared to 18.2% for the same period last year primarily due to a decrease in tax expense for discrete items, partially offset by shifts in the mix of income in our various tax jurisdictions.

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

The following table presents our weighted average basic and diluted shares outstanding for the periods shown:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2023	2022	2023	2022
Weighted average shares outstanding, basic	23,918	23,969	23,984	23,917
Incremental shares from share-based compensation arrangements	123	87	104	172
Weighted average shares outstanding, diluted	24,041	24,056	24,088	24,089

Anti-dilutive securities	7	54	81	42

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

This MD&A, including the tables under the headings “Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment” and “Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP),” reports operating income, operating margin, net income and diluted earnings per share (“EPS”) without the impact of acquisition-related expenses, a charge for uncollectible receivables due to the bankruptcy of Bed, Bath & Beyond (“Bed, Bath & Beyond bankruptcy”), EPA compliance costs, restructuring charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial measures as defined by SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based financial measures presented in our condensed consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges and benefits on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors. We further believe that including the excluded charges and benefits would not accurately reflect the underlying performance of our operations for the period in which the charges and benefits are incurred, even though such charges and benefits may be incurred and reflected in our GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial measures and may be calculated differently than non-GAAP financial measures disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP financial measures. These non-GAAP financial measures are discussed further and reconciled to their applicable GAAP-based financial measures contained in this MD&A beginning on page 40.

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

During the fourth quarter of fiscal 2023, we made changes to the structure of our organization in connection with our global restructuring plan (as further described below and in Note 8 to the accompanying condensed consolidated financial statements) that resulted in our previous Health & Wellness and Beauty operating segments being combined into a single reportable segment, which is referred to herein as “Beauty & Wellness.” In connection with these organizational structure changes, corresponding changes were made to how our business is managed, how results are reported internally and how our Chief Executive Officer (“CEO”), our chief operating decision maker, assesses performance and allocates resources. We believe that these changes better align internal resources and external go to market activities in order to create a more efficient and effective organizational structure. There were no changes to the products or brands included within our Home & Outdoor reportable segment as part of these organizational changes nor to the way in which our CEO assesses performance and allocates resources for the Home & Outdoor segment. As a result of these changes, our disclosures reflect two reportable segments, Home & Outdoor and Beauty & Wellness. Comparative prior period segment information in this report has been recast to conform to this change in our reportable segments. Our external reportable segments will continue to align with our internal reporting to enable users of the financial statements to better understand our performance, better assess our future net cash flows, and make more informed judgments about the Company as a whole.

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

During the second quarter of fiscal 2023, we focused on developing a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and reduce costs (referred to as “Project Pegasus”). Project Pegasus includes initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending, and improve our cash flow and working capital, as well as other activities. We anticipate these initiatives will create operating efficiencies, as well as provide a platform to fund future growth investments. During the three and six month periods ended August 31, 2023, we incurred $3.6 million and $11.0 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the condensed consolidated statement of income. We recognized $4.8 million of pre-tax restructuring costs during both the three and six month periods ended August 31, 2022 in connection with Project Pegasus. See further discussion below within “Significant Trends Impacting the Business” under “Project Pegasus” and Note 8 to the accompanying condensed consolidated financial statements.

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

On March 30, 2022, a third-party facility that we utilized for inventory storage incurred severe damage from a weather-related incident. The inventory that was stored at this facility primarily related to our Beauty & Wellness segment. While the inventory was insured, some seasonal inventory and inventory designated for specific customer promotions was not accessible and subsequently determined to be damaged, and as a result, unfavorably impacted our net sales revenue during the first quarter of fiscal 2023. As a result of the damages to the inventory stored at the facility, we recorded a charge to write-off the damaged inventory totaling $34.4 million during the first quarter of fiscal 2023. These charges were fully offset by probable insurance recoveries of $34.4 million also recorded during the first quarter of fiscal 2023, which represented anticipated insurance proceeds, not to exceed the amount of the associated losses, for which receipt was deemed probable. The charges for the damaged inventory and the expected insurance recoveries are included in cost of goods sold in our condensed consolidated statement of income for the six months ended August 31, 2022. During the third and fourth quarters of fiscal 2023, we received proceeds totaling $46.0 million from our insurance carriers related to this incident, which were included in cash flows from operating activities in our condensed consolidated statements of cash flows. As a result, during the third quarter of fiscal 2023, the Company recorded a gain of $9.7 million, net of costs incurred to dispose of the inventory, as a reduction of SG&A expense in our condensed consolidated statement of income.

Subsequent to the end of our second quarter of fiscal 2024, on September 28, 2023, we completed the sale of our distribution and office facilities in El Paso, Texas for a sales price of $50.6 million, less transaction costs of $1.1 million. Concurrently, we entered into an agreement to leaseback the office facilities for a period of up to 18 months substantially rent free, which we estimate to have a fair value of approximately $1.9 million. The transaction qualifies for sales recognition under the sale leaseback accounting requirements. Accordingly, we increased the sales price by the $1.9 million of prepaid rent and expect to recognize a gain on the sale of approximately $34.2 million within SG&A during the third quarter of fiscal year 2024, of which approximately $18.0 million and $16.2 million will be recognized by our Beauty & Wellness and Home & Outdoor segments, respectively. The related assets will be derecognized from the consolidated balance sheet, and at lease commencement, we will record an operating lease asset, which includes the imputed rent payments described above, and an operating lease liability. We plan to use the proceeds from the sale to repay amounts outstanding under our long-term debt agreement.

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

As part of our initiative focused on streamlining and simplifying the organization, we made further changes to the structure of our organization, during the fourth quarter of fiscal 2023, which include the creation of a North America Regional Market Organization (“RMO”) responsible for sales and go to market strategies for all categories and channels in the U.S. and Canada, and further centralization of certain functions under shared services, particularly in operations and finance to better support our business segments and RMOs. This new structure, inclusive of the organizational structure changes described above resulting in the reportable segment change, will reduce the size of our global workforce by approximately 10%. The majority of these role reductions were completed by March 1, 2023. We believe that these changes better focus business segment resources on brand development, consumer-centric innovation and marketing, the RMOs on sales and go to market strategies, and shared services on their respective areas of expertise while also creating a more efficient and effective organizational structure.

During the second quarter of fiscal 2024, we announced plans to geographically consolidate the U.S. Beauty business, currently located in El Paso, Texas, and Irvine, California, and co-locate it with our Wellness business in the Boston, Massachusetts area. This geographical consolidation and relocation is the next step in our initiative to streamline and simplify the organization and it is expected to be completed during fiscal 2025. We expect these changes will enable a greater opportunity to capture synergies and enhance collaboration and innovation within the Beauty & Wellness segment.

We have updated our expectations regarding Project Pegasus charges. We now estimate lower total one-time pre-tax restructuring charges of approximately $60 million to $65 million over the duration of the plan. We now expect these charges to be completed during fiscal 2025. We previously had estimated total pre-tax restructuring charges of approximately $85 million to $95 million, which was initially expected to be substantially completed by the end of fiscal 2024. In addition, we now have the following expectations regarding Project Pegasus charges:
•Pre-tax restructuring charges to be comprised of approximately $22 million to $25 million of severance and employee related costs, $30 million of professional fees, $5 million of contract termination costs, and $3 million to $5 million of other exit and disposal costs.
•All of our operating segments and shared services will be impacted by the plan and pre-tax restructuring charges include approximately $17 million to $19 million in Home & Outdoor and $43 million to $46 million in Beauty & Wellness segments, respectively.
•Pre-tax restructuring charges represent primarily cash expenditures, which are expected to be substantially paid by the end of fiscal 2025.

We continue to have the following expectations regarding Project Pegasus savings:
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

During the three and six month periods ended August 31, 2023, we incurred $3.6 million and $11.0 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the condensed consolidated statement of income. We recognized $4.8 million of pre-tax restructuring costs during both the three and six month periods ended August 31, 2022 in connection with Project Pegasus. We made total cash restructuring payments of $15.2 million and $1.2 million during the six month periods ended August 31, 2023 and August 31, 2022, respectively, and had a remaining liability of $2.3 million as of August 31, 2023. See Note 8 to the accompanying condensed consolidated financial statements for additional information.

Water Filtration Patent Litigation
On December 23, 2021, Brita LP filed a complaint against Kaz USA, Inc. and Helen of Troy Limited in the United States District Court for the Western District of Texas (the “Patent Litigation”), alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. Brita LP simultaneously filed a complaint with the United States International Trade Commission (“ITC”) against Kaz USA, Inc., Helen of Troy Limited and five other unrelated companies that sell water filtration systems (the “ITC Action”). The complaint in the ITC Action also alleges patent infringement by the Company with respect to a limited set of PUR gravity-fed water filtration systems. This action seeks injunctive relief to prevent entry of certain accused PUR products (and certain other products) into the U.S. and cessation of marketing and sales of existing inventory that is already in the U.S. On February 28, 2023, the ITC issued an Initial Determination in the ITC Action, tentatively ruling against Kaz USA, Inc. and the other unrelated respondents. The ITC has a guaranteed review process, and thus all respondents, including Kaz USA, Inc., filed a petition with the ITC for a full review of the Initial Determination. On September 19, 2023, the ITC issued its Final Determination in the Company’s favor. The ITC determined there was no violation by the Company and terminated the investigation. The Patent Litigation remains stayed for the time being, but we believe the stay will be lifted in the near future. We cannot predict the outcome of these legal proceedings, the amount or range of any potential loss, when the proceedings will be resolved, or customer acceptance of any replacement water filter. Litigation is inherently unpredictable, and the resolution or disposition of these proceedings could, if adversely determined, have a material and adverse impact on our financial position and results of operations. For additional information regarding the Patent Litigation and the ITC Action, see Note 9 to the accompanying condensed consolidated financial statements.

Impact of Macroeconomic Trends
The Federal Open Market Committee has been raising interest rates, and may continue to raise interest rates during the remainder of calendar year 2023. The Federal Open Market Committee increased the benchmark interest rate by 450 basis points during fiscal year 2023. As a result, we incurred higher average interest rates during the first and second quarters of fiscal 2024 compared to the same periods last year, and we expect this trend to continue during the remainder of fiscal 2024. While the actual timing and extent of future changes in interest rates remains unknown, higher average interest rates are expected to increase interest expense on our outstanding debt. The financial markets, the global economy and global supply chain may also be adversely affected by the current or anticipated impact of military conflict, including the current conflict between Russia and Ukraine, or other geopolitical events. High inflation and interest rates have also negatively impacted consumer disposable income, credit availability and spending, among others, which have adversely impacted our business, financial condition, cash flows and results of operations during the first and second quarters of fiscal 2024 and may continue to have an adverse impact during the remainder of fiscal year 2024. See further discussion below under “Consumer Spending and Changes in Shopping Preferences.” We expect continued uncertainty in our business and the global economy due to pressure from inflation, volatility in employment trends and consumer confidence, any of which may adversely impact our results.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 74% of our consolidated net sales revenue was from U.S. shipments during both the three month periods ended August 31, 2023 and 2022.

For the six month periods ended August 31, 2023 and 2022, U.S. shipments were approximately 73% and 74% of our consolidated net sales revenue, respectively.

Among other things, high levels of inflation and interest rates may negatively impact consumer disposable income, credit availability and spending. Consumer purchases of discretionary items, including the products that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Dynamic changes in consumer spending and shopping patterns are also having an impact on retailer inventory levels. Our ability to sell to retailers is predicated on their ability to sell to the end consumer. During fiscal year 2023, we experienced an adverse impact on orders from retail customers as they aimed to rebalance their inventory levels due to lower consumer demand and shifts in consumer spending patterns. We experienced some improvement in replenishment orders from certain retail customers in certain product categories during the first and second quarters of fiscal 2024. If orders from our retail customers continue to be adversely impacted, our sales, results of operations and cash flows may continue to be adversely impacted. We expect continued uncertainty in our business and the global economy due to inflation and changes in consumer spending patterns. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

Our concentration of sales reflects the evolution of consumer shopping preferences to online or multichannel shopping experiences. Our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 27% and 26% of our total consolidated net sales revenue for the three and six month periods ended August 31, 2023, respectively, and grew approximately 17% and 12%, respectively, compared to the same periods in the prior year. For both the three and six month periods ended August 31, 2022, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 22% of our total consolidated net sales revenue, and grew approximately 8% for the three month period ended August 31, 2022 and declined approximately 0.3% for the six month period ended August 31, 2022, as compared to the same period in the prior year.

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

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2023	2022	2023	2022
Cost of goods sold	$—	$7,103	$—	$16,558	[1]
SG&A	—	1,251	—	3,440
Total EPA compliance costs	$—	$8,354	$—	$19,998
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

For the three months ended August 31, 2023, changes in foreign currency exchange rates had a favorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $1.4 million, or 0.3%, compared to an unfavorable year-over-year impact of $4.2 million, or 0.9%, for the same period last year. For the six months ended August 31, 2023, changes in foreign currency exchange rates had a favorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $0.9 million, or 0.1%, compared to an unfavorable year-over-year impact of $7.7 million, or 0.8% for the same period last year.

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

	Three Months Ended August 31,				% of Sales Revenue, net
(in thousands)	2023 (1)	2022 (1)	$ Change	% Change	2023	2022
Sales revenue by segment, net
Home & Outdoor	$239,977	$240,559	$(582)	(0.2)%	48.8%	46.1%
Beauty & Wellness	251,586	280,841	(29,255)	(10.4)%	51.2%	53.9%
Total sales revenue, net	491,563	521,400	(29,837)	(5.7)%	100.0%	100.0%
Cost of goods sold	261,910	299,954	(38,044)	(12.7)%	53.3%	57.5%
Gross profit	229,653	221,446	8,207	3.7%	46.7%	42.5%
SG&A	179,191	169,724	9,467	5.6%	36.5%	32.6%
Restructuring charges	3,617	4,776	(1,159)	(24.3)%	0.7%	0.9%
Operating income	46,845	46,946	(101)	(0.2)%	9.5%	9.0%
Non-operating income, net	148	113	35	31.0%	—%	—%
Interest expense	13,654	9,166	4,488	49.0%	2.8%	1.8%
Income before income tax	33,339	37,893	(4,554)	(12.0)%	6.8%	7.3%
Income tax expense	5,958	7,221	(1,263)	(17.5)%	1.2%	1.4%
Net income	$27,381	$30,672	$(3,291)	(10.7)%	5.6%	5.9%

	Six Months Ended August 31,				% of Sales Revenue, net
(in thousands)	2023 (1)	2022 (1)	$ Change	% Change	2023	2022
Sales revenue by segment, net
Home & Outdoor	$457,121	$474,822	$(17,701)	(3.7)%	47.3%	46.1%
Beauty & Wellness	509,114	554,656	(45,542)	(8.2)%	52.7%	53.9%
Total sales revenue, net	966,235	1,029,478	(63,243)	(6.1)%	100.0%	100.0%
Cost of goods sold	520,951	596,861	(75,910)	(12.7)%	53.9%	58.0%
Gross profit	445,284	432,617	12,667	2.9%	46.1%	42.0%
SG&A	346,826	346,954	(128)	—%	35.9%	33.7%
Restructuring charges	10,972	4,778	6,194	*	1.1%	0.5%
Operating income	87,486	80,885	6,601	8.2%	9.1%	7.9%
Non-operating income, net	285	180	105	58.3%	—%	—%
Interest expense	27,706	13,539	14,167	*	2.9%	1.3%
Income before income tax	60,065	67,526	(7,461)	(11.0)%	6.2%	6.6%
Income tax expense	10,103	12,259	(2,156)	(17.6)%	1.0%	1.2%
Net income	$49,962	$55,267	$(5,305)	(9.6)%	5.2%	5.4%

(1)The three and six month periods ended August 31, 2023 includes a full three and six months, respectively, of operating results from Curlsmith, acquired on April 22, 2022, compared to approximately thirteen and nineteen weeks of operating results in the three and six month periods ended August 31, 2022, respectively. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

* Calculation is not meaningful.

Second Quarter Fiscal 2024 Financial Results

•Consolidated net sales revenue decreased 5.7%, or $29.8 million, to $491.6 million for the three months ended August 31, 2023, compared to $521.4 million for the same period last year.

•Consolidated operating income decreased 0.2%, or $0.1 million, to $46.8 million for the three months ended August 31, 2023, compared to $46.9 million for the same period last year. Consolidated operating margin increased 0.5 percentage points to 9.5% of consolidated net sales revenue for the three months ended August 31, 2023, compared to 9.0% for the same period last year.

•Consolidated adjusted operating income decreased 13.8%, or $10.0 million, to $62.3 million for the three months ended August 31, 2023, compared to $72.3 million for the same period last year. Consolidated adjusted operating margin decreased 1.2 percentage points to 12.7% of consolidated net sales revenue for the three months ended August 31, 2023, compared to 13.9% for the same period last year.

•Net income decreased 10.7%, or $3.3 million, to $27.4 million for the three months ended August 31, 2023, compared to $30.7 million for the same period last year. Diluted EPS decreased 10.9% to $1.14 for the three months ended August 31, 2023, compared to $1.28 for the same period last year.

•Adjusted income decreased 23.6%, or $12.9 million, to $41.8 million for the three months ended August 31, 2023, compared to $54.7 million for the same period last year. Adjusted diluted EPS decreased 23.3% to $1.74 for the three months ended August 31, 2023, compared to $2.27 for the same period last year.

Year-To-Date Fiscal 2024 Financial Results

•Consolidated net sales revenue decreased 6.1%, or $63.2 million, to $966.2 million for the six months ended August 31, 2023, compared to $1,029.5 million for the same period last year.

•Consolidated operating income increased 8.2%, or $6.6 million, to $87.5 million for the six months ended August 31, 2023, compared to $80.9 million for the same period last year. Consolidated operating margin increased 1.2 percentage points to 9.1% of consolidated net sales revenue for the six months ended August 31, 2023, compared to 7.9% for the same period last year.

•Consolidated adjusted operating income decreased 9.3%, or $13.1 million, to $128.4 million for the six months ended August 31, 2023, compared to $141.6 million for the same period last year. Consolidated adjusted operating margin decreased 0.5 percentage points to 13.3% of consolidated net sales revenue for the six months ended August 31, 2023, compared to 13.8% for the same period last year.

•Net income decreased 9.6%, or $5.3 million, to $50.0 million for the six months ended August 31, 2023, compared to $55.3 million for the same period last year. Diluted EPS decreased 9.6% to $2.07 for the six months ended August 31, 2023, compared to $2.29 for the same period last year.

•Adjusted income decreased 21.6%, or $24.4 million, to 88.5 million for the six months ended August 31, 2023, compared to $112.9 million for the same period last year. Adjusted diluted EPS decreased 21.7% to $3.67 for the six months ended August 31, 2023, compared to $4.69 for the same period last year.

Consolidated and Segment Net Sales Revenue

The following table summarizes the impact that Organic business, foreign currency and acquisitions had on our net sales revenue by segment:

	Three Months Ended August 31,
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Fiscal 2023 sales revenue, net	$240,559	$280,841	$521,400
Organic business	(1,084)	(30,124)	(31,208)
Impact of foreign currency	502	869	1,371
Change in sales revenue, net	(582)	(29,255)	(29,837)
Fiscal 2024 sales revenue, net	$239,977	$251,586	$491,563

Total net sales revenue growth (decline)	(0.2)%	(10.4)%	(5.7)%
Organic business	(0.5)%	(10.7)%	(6.0)%
Impact of foreign currency	0.2%	0.3%	0.3%

	Six Months Ended August 31,
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Fiscal 2023 sales revenue, net	$474,822	$554,656	$1,029,478
Organic business	(17,835)	(52,372)	(70,207)
Impact of foreign currency	134	728	862
Acquisition (1)	—	6,102	6,102
Change in sales revenue, net	(17,701)	(45,542)	(63,243)
Fiscal 2024 sales revenue, net	$457,121	$509,114	$966,235

Total net sales revenue growth (decline)	(3.7)%	(8.2)%	(6.1)%
Organic business	(3.8)%	(9.4)%	(6.8)%
Impact of foreign currency	—%	0.1%	0.1%
Acquisition	—%	1.1%	0.6%

(1)On April 22, 2022, we completed the acquisition of Curlsmith. Curlsmith sales prior to the first annual anniversary of the acquisition are reported in Acquisition for the Beauty & Wellness segment in the six month period ended August 31, 2023 and consist of approximately seven weeks of incremental operating results. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

In the above tables, Organic business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand was acquired, excluding the impact that foreign currency remeasurement had on reported net sales revenue. Net sales revenue from internally developed brands or product lines is considered Organic business activity.

Leadership Brand and Other Net Sales Revenue

The following table summarizes our Leadership Brand and other net sales revenue:

	Three Months Ended August 31,
(in thousands)	2023	2022	$ Change	% Change
Leadership Brand sales revenue, net	$429,051	$452,191	$(23,140)	(5.1)%
All other sales revenue, net	62,512	69,209	(6,697)	(9.7)%
Total sales revenue, net	$491,563	$521,400	$(29,837)	(5.7)%

	Six Months Ended August 31,
(in thousands)	2023	2022	$ Change	% Change
Leadership Brand sales revenue, net	$831,327	$887,349	$(56,022)	(6.3)%
All other sales revenue, net	134,908	142,129	(7,221)	(5.1)%
Total sales revenue, net	$966,235	$1,029,478	$(63,243)	(6.1)%

Consolidated Net Sales Revenue

Comparison of Second Quarter Fiscal 2024 to Second Quarter Fiscal 2023
Consolidated net sales revenue decreased $29.8 million, or 5.7%, to $491.6 million, compared to $521.4 million, primarily driven by a decrease from Organic business of $31.2 million, or 6.0%. The decline in Organic business was primarily due to:
•lower sales of heaters, fans, and humidification products in Beauty & Wellness primarily driven by softer consumer demand, our SKU rationalization efforts, and reduced orders from retail customers as they rebalance trade inventory in line with softer consumer demand in certain categories; and
•a decline in Home & Outdoor primarily due to lower brick and mortar sales in the insulated beverage category.

These factors were partially offset by an increase in consolidated online channel sales, stronger consumer demand for travel-related products in Home & Outdoor and overall growth in Beauty and international sales.

Net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $1.4 million, or 0.3%.

Net sales revenue from our Leadership Brands was $429.1 million, compared to $452.2 million for the same period last year, representing a decrease of 5.1%.

Comparison of First Six Months of Fiscal 2024 to First Six Months of Fiscal 2023
Consolidated net sales revenue decreased $63.2 million, or 6.1%, to $966.2 million, compared to $1,029.5 million, primarily driven by a decrease from Organic business of $70.2 million, or 6.8%. The decline in Organic business was primarily due to:
•lower sales of fans, heaters, air filtration and humidification products in Beauty & Wellness primarily driven by softer consumer demand, our SKU rationalization efforts, and reduced orders from retail customers as they rebalance trade inventory in line with softer consumer demand in certain categories; and
•a decline in Home & Outdoor primarily due to lower home category sales in the club and closeout channels and lower brick and mortar sales in the insulated beverage category.

These factors were partially offset by:
•an increase in consolidated online channel sales reflecting improved replenishment orders from certain retail customers;
•stronger consumer demand for travel-related products in Home & Outdoor; and
•higher sales of prestige market hair care products in Beauty & Wellness.

The Curlsmith acquisition contributed $6.1 million, or 0.6%, to consolidated net sales revenue growth.

Net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $0.9 million, or 0.1%.

Net sales revenue from our Leadership Brands was $831.3 million, compared to $887.3 million for the same period last year, representing a decrease of 6.3%.

Segment Net Sales Revenue

Home & Outdoor

Comparison of Second Quarter Fiscal 2024 to Second Quarter Fiscal 2023
Net sales revenue decreased $0.6 million, or 0.2%, to $240.0 million, compared to $240.6 million. The decrease was driven by a decline from Organic business of $1.1 million, or 0.5%, primarily due to:
•a brick and mortar sales decline in the insulated beverage category;
•lower home category sales in the club and closeout channels; and
•reduced sales to Bed, Bath & Beyond as a result of their bankruptcy.

These factors were partially offset by:
•an increase in online channel sales, primarily driven by the launch of our new travel tumbler;
•stronger consumer demand for travel-related products;
•higher brick and mortar home category sales due to new retailer distribution and improved replenishment orders from certain retail customers; and
•an increase in closeout channel sales in the insulated beverage and travel categories.

Net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $0.5 million, or 0.2%.

Comparison of First Six Months of Fiscal 2024 to First Six Months of Fiscal 2023
Net sales revenue decreased $17.7 million, or 3.7%, to $457.1 million, compared to $474.8 million. The decrease was driven by a decline from Organic business of $17.8 million, or 3.8%, primarily due to:
•lower home category sales in the club and closeout channels;
•reduced sales to Bed, Bath & Beyond as a result of their bankruptcy; and
•a brick and mortar sales decline in the insulated beverage category.

These factors were partially offset by:
•an increase in online channel sales reflecting improved replenishment orders from certain retail customers and the launch of our new travel tumbler;
•stronger consumer demand for travel-related products;
•an increase in closeout channel sales in the insulated beverage and travel categories; and
•higher brick and mortar home category sales due to new retailer distribution and improved replenishment orders from certain retail customers.

Net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $0.1 million, or less than 0.1%.

Beauty & Wellness

Comparison of Second Quarter Fiscal 2024 to Second Quarter Fiscal 2023
Net sales revenue decreased $29.3 million, or 10.4%, to $251.6 million, compared to $280.8 million. The decline was driven by a decrease from Organic business of $30.1 million, or 10.7%, primarily due to:
•lower sales of heaters and fans primarily driven by softer consumer demand, our SKU rationalization efforts, and reduced orders from retail customers as they rebalance trade inventory in line with softer consumer demand in certain categories; and
•a decline in humidification reflecting reduced orders from retail customers as they rebalance trade inventory levels and the comparative impact of high COVID-related incidence in the prior year period.

The decline was partially offset by an increase in Beauty, higher sales of air and water filtration products and growth in international sales primarily driven by thermometry.

Net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $0.9 million, or 0.3%.

Comparison of First Six Months of Fiscal 2024 to First Six Months of Fiscal 2023
Net sales revenue decreased $45.5 million, or 8.2%, to $509.1 million, compared to $554.7 million. The decline was driven by a decrease from Organic business of $52.4 million, or 9.4%, primarily due to:
•lower sales of fans, heaters and air filtration products, primarily driven by softer consumer demand, our SKU rationalization efforts, and reduced orders from retail customers as they rebalance trade inventory in line with softer consumer demand in certain categories;
•a decline in humidification reflecting reduced orders from retail customers as they rebalance trade inventory levels and the comparative impact of high COVID-related incidence in the prior year period; and
•a decline in sales of hair appliances.

The decline was partially offset by:
•an increase in sales of prestige market hair care products;
•growth in international sales primarily driven by thermometry; and
•an increase in water filtration product sales.

The Curlsmith acquisition contributed $6.1 million, or 1.1%, to segment net sales revenue growth.

Net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $0.7 million, or 0.1%.

Consolidated Gross Profit Margin

Comparison of Second Quarter Fiscal 2024 to Second Quarter Fiscal 2023
Consolidated gross profit margin increased 4.2 percentage points to 46.7%, compared to 42.5%. The increase in consolidated gross profit margin was primarily due to:
•lower inbound freight costs;
•the favorable comparative impact of EPA compliance costs of $7.1 million incurred in the prior year period;
•the favorable impact of our SKU rationalization efforts in Beauty & Wellness;
•lower inventory obsolescence expense; and
•a more favorable customer mix within Home & Outdoor.

These factors were partially offset by a less favorable product mix within Beauty & Wellness.

Comparison of First Six Months of Fiscal 2024 to First Six Months of Fiscal 2023
Consolidated gross profit margin increased 4.1 percentage points to 46.1%, compared to 42.0%. The increase in consolidated gross profit margin was primarily due to:
•lower inbound freight costs;
•the favorable comparative impact of EPA compliance costs of $16.6 million incurred in the prior year period;
•the favorable impact of our SKU rationalization efforts in Beauty & Wellness; and
•a more favorable customer mix within Home & Outdoor.

Consolidated SG&A

Comparison of Second Quarter Fiscal 2024 to Second Quarter Fiscal 2023
Consolidated SG&A ratio increased 3.9 percentage points to 36.5%, compared to 32.6%. The increase in the consolidated SG&A ratio was primarily due to:
•an increase in annual incentive compensation expense;
•higher marketing expense;
•increased distribution expense;
•the unfavorable leverage impact of the overall decrease in net sales; and
•an increase in depreciation expense primarily due to our new distribution facility.

These factors were partially offset by lower outbound freight costs and the favorable comparative impact of EPA compliance costs of $1.3 million incurred in the prior year period.

Comparison of First Six Months of Fiscal 2024 to First Six Months of Fiscal 2023
Consolidated SG&A ratio increased 2.2 percentage points to 35.9%, compared to 33.7%. The increase in the consolidated SG&A ratio was primarily due to:
•increased distribution expense;
•an increase in annual incentive compensation expense;
•higher marketing expense;
•a charge of $4.2 million related to the bankruptcy of Bed, Bath & Beyond; and
•the unfavorable leverage impact of the overall decrease in net sales.

These factors were partially offset by:
•lower share-based compensation expense;
•the favorable comparative impact of EPA compliance costs of $3.4 million incurred in the prior year period; and
•the favorable comparative impact of acquisition-related expense incurred in connection with the Curlsmith transaction during the prior year period.

Restructuring Charges

During the three and six month periods ended August 31, 2023, we incurred $3.6 million and $11.0 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were primarily comprised of professional fees. We recognized $4.8 million of pre-tax restructuring costs during both the three and six month periods ended August 31, 2022, in connection with Project Pegasus, which primarily included severance and employee related costs. During the six month periods ended August 31, 2023 and August 31, 2022, we made total cash restructuring payments of $15.2 million and $1.2 million, respectively. We had a remaining liability of $2.3 million as of August 31, 2023.

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

	Three Months Ended August 31, 2023
(in thousands)	Home & Outdoor		Beauty & Wellness (1)		Total
Operating income, as reported (GAAP)	$36,099	15.0%	$10,746	4.3%	$46,845	9.5%
Restructuring charges	1,271	0.5%	2,346	0.9%	3,617	0.7%
Subtotal	37,370	15.6%	13,092	5.2%	50,462	10.3%
Amortization of intangible assets	1,764	0.7%	2,830	1.1%	4,594	0.9%
Non-cash share-based compensation	3,287	1.4%	3,942	1.6%	7,229	1.5%
Adjusted operating income (non-GAAP)	$42,421	17.7%	$19,864	7.9%	$62,285	12.7%

	Three Months Ended August 31, 2022
(in thousands)	Home & Outdoor		Beauty & Wellness (1)		Total
Operating income, as reported (GAAP)	$42,082	17.5%	$4,864	1.7%	$46,946	9.0%
Acquisition-related expenses	41	—%	(11)	—%	30	—%
EPA compliance costs	—	—%	8,354	3.0%	8,354	1.6%
Restructuring charges	472	0.2%	4,304	1.5%	4,776	0.9%
Subtotal	42,595	17.7%	17,511	6.2%	60,106	11.5%
Amortization of intangible assets	1,753	0.7%	2,896	1.0%	4,649	0.9%
Non-cash share-based compensation	2,640	1.1%	4,855	1.7%	7,495	1.4%
Adjusted operating income (non-GAAP)	$46,988	19.5%	$25,262	9.0%	$72,250	13.9%

	Six Months Ended August 31, 2023
(in thousands)	Home & Outdoor		Beauty & Wellness (1)		Total
Operating income, as reported (GAAP)	$58,215	12.7%	$29,271	5.7%	$87,486	9.1%
Bed, Bath & Beyond bankruptcy	3,087	0.7%	1,126	0.2%	4,213	0.4%
Restructuring charges	4,061	0.9%	6,911	1.4%	10,972	1.1%
Subtotal	65,363	14.3%	37,308	7.3%	102,671	10.6%
Amortization of intangible assets	3,541	0.8%	5,710	1.1%	9,251	1.0%
Non-cash share-based compensation	7,785	1.7%	8,741	1.7%	16,526	1.7%
Adjusted operating income (non-GAAP)	$76,689	16.8%	$51,759	10.2%	$128,448	13.3%

	Six Months Ended August 31, 2022
(in thousands)	Home & Outdoor		Beauty & Wellness (1)		Total
Operating income, as reported (GAAP)	$71,875	15.1%	$9,010	1.6%	$80,885	7.9%
Acquisition-related expenses	119	—%	2,665	0.5%	2,784	0.3%
EPA compliance costs	—	—%	19,998	3.6%	19,998	1.9%
Restructuring charges	472	0.1%	4,306	0.8%	4,778	0.5%
Subtotal	72,466	15.3%	35,979	6.5%	108,445	10.5%
Amortization of intangible assets	3,499	0.7%	5,511	1.0%	9,010	0.9%
Non-cash share-based compensation	8,638	1.8%	15,476	2.8%	24,114	2.3%
Adjusted operating income (non-GAAP)	$84,603	17.8%	$56,966	10.3%	$141,569	13.8%

(1)The three and six month periods ended August 31, 2023 includes a full three and six months, respectively, of operating results from Curlsmith, acquired on April 22, 2022, compared to approximately thirteen and nineteen weeks of operating results in the three and six month periods ended August 31, 2022, respectively. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

Consolidated Operating Income

Comparison of Second Quarter Fiscal 2024 to Second Quarter Fiscal 2023
Consolidated operating income was $46.8 million, or 9.5% of net sales revenue, compared to $46.9 million, or 9.0% of net sales revenue. The 0.5 percentage point increase in consolidated operating margin was primarily due to:
•the favorable comparative impact of EPA compliance costs of $8.4 million incurred in the prior year period;
•lower inbound and outbound freight costs;
•a decrease in inventory obsolescence expense;
•the favorable impact of our SKU rationalization efforts in Beauty & Wellness; and
•a more favorable customer mix within Home & Outdoor.

These factors were partially offset by:
•an increase in annual incentive compensation expense;
•higher marketing expense;
•increased distribution expense;
•unfavorable leverage impact of the overall decrease in net sales;
•a less favorable product mix within Beauty & Wellness; and
•an increase in depreciation expense primarily due to our new distribution facility.

Consolidated adjusted operating income decreased 13.8% to $62.3 million, or 12.7% of net sales revenue, compared to $72.3 million, or 13.9% of net sales revenue.

Comparison of First Six Months of Fiscal 2024 to First Six Months of Fiscal 2023
Consolidated operating income was $87.5 million, or 9.1% of net sales revenue, compared to $80.9 million, or 7.9% of net sales revenue. The 1.2 percentage point increase in consolidated operating margin was primarily due to:
•the favorable comparative impact of EPA compliance costs of $20.0 million incurred in the prior year period;
•lower inbound freight costs;
•reduced share-based compensation expense;
•the favorable comparative impact of acquisition-related expense incurred in connection with the Curlsmith transaction during the prior year period;
•the favorable impact of our SKU rationalization efforts in Beauty & Wellness; and
•a more favorable customer mix within Home & Outdoor.

These factors were partially offset by:
•higher distribution expense;
•increased annual incentive compensation expense;
•an increase in restructuring charges of $6.2 million;
•higher marketing expense; and
•a charge of $4.2 million related to the bankruptcy of Bed, Bath & Beyond.

Consolidated adjusted operating income decreased 9.3% to $128.4 million, or 13.3% of net sales revenue, compared to $141.6 million, or 13.8% of net sales revenue.

Home & Outdoor

Comparison of Second Quarter Fiscal 2024 to Second Quarter Fiscal 2023
Operating income was $36.1 million, or 15.0% of segment net sales revenue, compared to $42.1 million, or 17.5% of segment net sales revenue. The 2.5 percentage point decrease in segment operating margin was primarily due to:
•increased annual incentive compensation expense;
•higher distribution expense;
•increased marketing expense;
•an increase in depreciation expense primarily due to our new distribution facility;
•higher share-based compensation expense; and
•an increase in restructuring charges of $0.8 million.

These factors were partially offset by:
•lower inbound freight costs;
•a more favorable customer mix; and
•the net favorable impact of foreign currency fluctuations.

Adjusted operating income decreased 9.7% to $42.4 million, or 17.7% of segment net sales revenue, compared to $47.0 million, or 19.5% of segment net sales revenue.

Comparison of First Six Months of Fiscal 2024 to First Six Months of Fiscal 2023
Operating income was $58.2 million, or 12.7% of segment net sales revenue, compared to $71.9 million, or 15.1% of segment net sales revenue. The 2.4 percentage point decrease in segment operating margin was primarily due to:
•higher distribution expense;
•increased annual incentive compensation expense;
•increased marketing expense;
•an increase in restructuring charges of $3.6 million;
•a charge of $3.1 million related to the bankruptcy of Bed, Bath & Beyond;
•an increase in outbound freight costs; and
•unfavorable operating leverage.

These factors were partially offset by:
•lower inbound freight costs;
•the net favorable impact of foreign currency fluctuations; and
•a more favorable customer mix.

Adjusted operating income decreased 9.4% to $76.7 million, or 16.8% of segment net sales revenue, compared to $84.6 million, or 17.8% of segment net sales revenue.

Beauty & Wellness

Comparison of Second Quarter Fiscal 2024 to Second Quarter Fiscal 2023
Operating income was $10.7 million, or 4.3% of segment net sales revenue, compared to $4.9 million, or 1.7% of segment net sales revenue. The 2.6 percentage point increase in segment operating margin was primarily due to:
•the favorable comparative impact of EPA compliance costs of $8.4 million incurred in the prior year period;
•lower inbound and outbound freight costs;
•reduced inventory obsolescence expense;
•decreased distribution expense;
•the favorable impact of our SKU rationalization efforts; and
•a decrease in restructuring charges of $2.0 million.

These factors were partially offset by:
•an increase in annual incentive compensation expense;
•higher marketing expense;
•unfavorable operating leverage; and
•a less favorable product mix.

Adjusted operating income decreased 21.4% to $19.9 million, or 7.9% of segment net sales revenue, compared to $25.3 million, or 9.0% of segment net sales revenue.

Comparison of First Six Months of Fiscal 2024 to First Six Months of Fiscal 2023
Operating income was $29.3 million, or 5.7% of segment net sales revenue, compared to $9.0 million, or 1.6% of segment net sales revenue. The 4.1 percentage point increase in segment operating margin was primarily due to:
•the favorable comparative impact of EPA compliance costs of $20.0 million incurred in the prior year period;
•lower inbound and outbound freight costs;
•reduced share-based compensation expense;
•decreased distribution expense;
•the favorable impact of our SKU rationalization efforts; and
•the favorable comparative impact of acquisition-related expense incurred in connection with the Curlsmith transaction during the prior year period.

These factors were partially offset by:
•higher annual incentive compensation expense;
•unfavorable operating leverage;
•an increase in restructuring charges of 2.6 million; and
•a charge of $1.1 million related to the bankruptcy of Bed, Bath & Beyond.

Adjusted operating income decreased 9.1% to $51.8 million, or 10.2% of segment net sales revenue, compared to $57.0 million, or 10.3% of segment net sales revenue.

Interest Expense

Comparison of Second Quarter Fiscal 2024 to Second Quarter Fiscal 2023
Interest expense was $13.7 million, compared to $9.2 million. The increase in interest expense was primarily due to a higher average interest rate, partially offset by lower average levels of debt outstanding compared to the same period last year.

Comparison of First Six Months of Fiscal 2024 to First Six Months of Fiscal 2023
Interest expense was $27.7 million, compared to $13.5 million. The increase in interest expense was primarily due to a higher average interest rate, partially offset by lower average levels of debt outstanding compared to the same period last year.

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

For the three months ended August 31, 2023, income tax expense as a percentage of income before income tax was 17.9% compared to 19.1% for the same period last year. The year-over-year decrease in the effective tax rate is primarily due to a decrease in tax expense for discrete items, partially offset by shifts in the mix of income in our various tax jurisdictions. For the six months ended August 31, 2023, income tax expense as a percentage of income before income tax was 16.8% compared to 18.2% for the same period last year primarily due to a decrease in tax expense for discrete items, partially offset by shifts in the mix of income in our various tax jurisdictions.

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

	Three Months Ended August 31, 2023
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$33,339	$5,958	$27,381	$1.39	$0.25	$1.14
Restructuring charges	3,617	44	3,573	0.15	—	0.15
Subtotal	36,956	6,002	30,954	1.54	0.25	1.29
Amortization of intangible assets	4,594	607	3,987	0.19	0.03	0.17
Non-cash share-based compensation	7,229	385	6,844	0.30	0.02	0.28
Adjusted (non-GAAP)	$48,779	$6,994	$41,785	$2.03	$0.29	$1.74

Weighted average shares of common stock used in computing diluted EPS						24,041

	Three Months Ended August 31, 2022
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$37,893	$7,221	$30,672	$1.58	$0.30	$1.28
Acquisition-related expenses	30	—	30	—	—	—
EPA compliance costs	8,354	125	8,229	0.35	0.01	0.34
Restructuring charges	4,776	61	4,715	0.20	—	0.20
Subtotal	51,053	7,407	43,646	2.12	0.31	1.81
Amortization of intangible assets	4,649	557	4,092	0.19	0.02	0.17
Non-cash share-based compensation	7,495	570	6,925	0.31	0.02	0.29
Adjusted (non-GAAP)	$63,197	$8,534	$54,663	$2.63	$0.35	$2.27

Weighted average shares of common stock used in computing diluted EPS						24,056

	Six Months Ended August 31, 2023
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$60,065	$10,103	$49,962	$2.49	$0.42	$2.07
Bed, Bath & Beyond bankruptcy	4,213	53	4,160	0.17	—	0.17
Restructuring charges	10,972	136	10,836	0.46	0.01	0.45
Subtotal	75,250	10,292	64,958	3.12	0.43	2.70
Amortization of intangible assets	9,251	1,213	8,038	0.38	0.05	0.33
Non-cash share-based compensation	16,526	1,026	15,500	0.69	0.04	0.64
Adjusted (non-GAAP)	$101,027	$12,531	$88,496	$4.19	$0.52	$3.67

Weighted average shares of common stock used in computing diluted EPS						24,088

	Six Months Ended August 31, 2022
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$67,526	$12,259	$55,267	$2.80	$0.51	$2.29
Acquisition-related expenses	2,784	2	2,782	0.12	—	0.12
EPA compliance costs	19,998	300	19,698	0.83	0.01	0.82
Restructuring charges	4,778	61	4,717	0.20	—	0.20
Subtotal	95,086	12,622	82,464	3.95	0.52	3.42
Amortization of intangible assets	9,010	1,047	7,963	0.37	0.04	0.33
Non-cash share-based compensation	24,114	1,654	22,460	1.00	0.07	0.93
Adjusted (non-GAAP)	$128,210	$15,323	$112,887	$5.32	$0.64	$4.69

Weighted average shares of common stock used in computing diluted EPS						24,089

Comparison of Second Quarter Fiscal 2024 to Second Quarter Fiscal 2023
Net income was $27.4 million, compared to $30.7 million. Diluted EPS was $1.14, compared to $1.28. Diluted EPS decreased primarily due to higher interest expense and lower operating income in Home & Outdoor, partially offset by higher operating income in Beauty & Wellness and a decrease in the effective income tax rate.

Adjusted income decreased $12.9 million, or 23.6%, to $41.8 million, compared to $54.7 million. Adjusted diluted EPS decreased 23.3% to $1.74, compared to $2.27.

Comparison of First Six Months of Fiscal 2024 to First Six Months of Fiscal 2023
Net income was $50.0 million, compared to $55.3 million. Diluted EPS was $2.07, compared to $2.29. Diluted EPS decreased primarily due to higher interest expense, higher restructuring charges and lower operating income in Home & Outdoor, partially offset by higher operating income in Beauty & Wellness and a decrease in the effective income tax rate.

Adjusted income decreased $24.4 million, or 21.6%, to $88.5 million, compared to $112.9 million. Adjusted diluted EPS decreased 21.7% to $3.67, compared to $4.69.

Liquidity and Capital Resources

We principally rely on our cash flow from operations and borrowings under our Credit Agreement (as defined below) to finance our operations, capital and intangible asset expenditures, acquisitions and share repurchases. Historically, our principal uses of cash to fund our operations have included operating expenses, primarily SG&A, and working capital, predominantly for inventory purchases and the extension of credit to our retail customers. We have typically been able to generate positive cash flow from operations sufficient to fund our operating activities. In the past, we have utilized a combination of available cash and existing, or additional, sources of financing to fund strategic acquisitions, share repurchases and capital investments. We generated $157.7 million in cash from operations during the first six months of fiscal 2024 and had $24.2 million in cash and cash equivalents at August 31, 2023. As of August 31, 2023, the amount of cash and cash equivalents held by our foreign subsidiaries was $22.8 million. We have no existing activities involving special purpose entities or off-balance sheet financing.

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

We may also elect to repurchase additional shares of common stock under our Board of Directors' authorization, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing. For additional information, see Part II, Item 5. “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in our Form 10-K and Part II, Item 2., “Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities” in this report.

Operating Activities

Operating activities provided net cash of $157.7 million for the six months ended August 31, 2023, compared to net cash used of $75.5 million for the same period last year. The increase in cash provided by operating activities was primarily driven by decreases in cash used for inventory purchases, accounts receivable, annual incentive compensation payments, and income taxes partially offset by increases in cash paid primarily for interest and restructuring activities.

Investing Activities

Investing activities used net cash of $20.3 million during the six months ended August 31, 2023, compared to net cash used of $258.9 million for the same period last year. The decrease in cash used by investing activities was primarily due to the comparative impacts of the Curlsmith acquisition during the first quarter of fiscal 2023, and a decrease in capital and intangible asset expenditures during the first and second quarters of fiscal 2024. We made investments in capital and intangible asset expenditures of $20.6 million during the six months ended August 31, 2023, compared to $112.6 million for the same period last year. The decrease in capital and intangible asset expenditures was primarily due to the completion of our new two million square foot distribution facility in March 2023 for which we incurred the bulk of capital expenditures during the prior year period. Capital and intangible asset expenditures during both periods also included expenditures for computer, software, furniture and other equipment and tools, molds, and other production equipment.

Financing Activities

Financing activities used net cash of $142.3 million during the six months ended August 31, 2023, compared to net cash provided of $340.6 million for the same period last year. The increase in cash used by financing activities is primarily due to repayments made on our revolving loans and payments for repurchases of common stock during the six months ended August 31, 2023 in comparison to net borrowings of $356.0 million during the same period last year.

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

The floating interest rates on our borrowings under the Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $625 million and $425 million of the outstanding principal balance under the revolving loans as of August 31, 2023 and February 28, 2023, respectively. For additional information regarding our interest rate swaps, see Notes 11, 12, and 13 to the accompanying condensed consolidated financial statements.

As of August 31, 2023, the outstanding Credit Agreement principal balance was $846.8 million (excluding prepaid financing fees), the balance of outstanding letters of credit was $17.8 million and the amount available for borrowings under the Credit Agreement was $629.2 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of August 31, 2023, these covenants effectively limited our ability to incur more than $231.1 million of additional debt from all sources, including the Credit Agreement, or $465.8 million in the event a qualified acquisition is consummated.

As of August 31, 2023, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

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

Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2023. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of August 31, 2023, the end of the period covered by this quarterly report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation described above, we identified no change in our internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Exchange Act that occurred during our fiscal quarter ended August 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described in Part 1, Item 3. “Legal Proceedings” of our Form 10-K. Since the filing of our Form 10-K, there have been no material changes in our legal proceedings from those disclosed therein except as updated herein in the discussion in Note 9 to the accompanying condensed consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
June 1 through June 30, 2023	477	$97.01	477	$399,131
July 1 through July 31, 2023	381,221	131.18	381,221	349,122
August 1 through August 31, 2023	267	125.86	267	349,088
Total	381,965	$131.14	381,965

(1)The number of shares includes shares of common stock acquired from associates who tendered shares to: (i) satisfy the tax withholding on equity awards as part of our long-term incentive plans or (ii) satisfy the exercise price on stock option exercises. For the three months ended August 31, 2023, 765 shares were acquired from associates at an average per share price of $108.00.
(2)Reflects the remaining dollar value of shares that could be purchased under our current stock repurchase authorization through the expiration or termination of the plan. For additional information, see Note 7 to the accompanying condensed consolidated financial statements.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three month period ended August 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2023, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.

		104	Cover Page, Interactive Data File formatted in iXBRL and contained in Exhibit 101.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	October 4, 2023	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date:	October 4, 2023	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer