Form 10-Q
period 2023-11-30
HELEN OF TROY LTD
filed 2024-01-08
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2023
or
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
As of December 28, 2023, there were 23,746,423 common shares, $0.10 par value per share, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except shares and par value)	November 30, 2023	February 28, 2023
Assets
Assets, current:
Cash and cash equivalents	$25,247	$29,073
Receivables, less allowances of $6,879 and $1,678	463,323	377,604
Inventory	426,026	455,485
Prepaid expenses and other current assets	29,535	24,721
Income taxes receivable	12,307	5,158
Total assets, current	956,438	892,041

Property and equipment, net of accumulated depreciation of $162,207 and $178,961	335,302	351,793
Goodwill	1,066,730	1,066,479
Other intangible assets, net of accumulated amortization of $182,434 and $168,574	541,064	553,883
Operating lease assets	37,930	38,751
Deferred tax assets, net	2,972	2,781
Other assets	11,850	7,987
Total assets	$2,952,286	$2,913,715

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable	$293,050	$190,598
Accrued expenses and other current liabilities	231,516	200,718
Income taxes payable	12,915	14,778
Long-term debt, current maturities	6,235	6,064
Total liabilities, current	543,716	412,158

Long-term debt, excluding current maturities	729,413	928,348
Lease liabilities, non-current	39,256	42,672
Deferred tax liabilities, net	40,803	28,048
Other liabilities, non-current	12,820	13,678
Total liabilities	1,366,008	1,424,904

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 23,744,593 and 23,994,405 shares issued and outstanding	2,374	2,399
Additional paid in capital	340,351	317,277
Accumulated other comprehensive income	2,058	4,947
Retained earnings	1,241,495	1,164,188
Total stockholders' equity	1,586,278	1,488,811
Total liabilities and stockholders' equity	$2,952,286	$2,913,715

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands, except per share data)	2023	2022	2023	2022
Sales revenue, net	$549,614	$558,606	$1,515,849	$1,588,084
Cost of goods sold	285,833	301,930	806,784	898,791
Gross profit	263,781	256,676	709,065	689,293

Selling, general and administrative expense (“SG&A”)	152,964	169,020	499,790	515,974
Restructuring charges	3,890	10,463	14,862	15,241
Operating income	106,927	77,193	194,413	158,078

Non-operating income, net	180	5	465	185
Interest expense	12,859	13,149	40,565	26,688
Income before income tax	94,248	64,049	154,313	131,575

Income tax expense	18,350	12,223	28,453	24,482
Net income	$75,898	$51,826	$125,860	$107,093

Earnings per share (“EPS”):
Basic	$3.20	$2.16	$5.27	$4.47
Diluted	3.19	2.15	5.25	4.45

Weighted average shares used in computing EPS:
Basic	23,743	23,991	23,903	23,942
Diluted	23,813	24,078	23,996	24,086

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2023	2022	2023	2022
Net income	$75,898	$51,826	$125,860	$107,093
Other comprehensive (loss) income, net of tax:
Cash flow hedge activity - interest rate swaps	(1,686)	995	(2,010)	4,502
Cash flow hedge activity - foreign currency contracts	58	(4,056)	(879)	(565)
Total other comprehensive (loss) income, net of tax	(1,628)	(3,061)	(2,889)	3,937
Comprehensive income	$74,270	$48,765	$122,971	$111,030

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 28, 2023	23,994	$2,399	$317,277	$4,947	$1,164,188	$1,488,811
Net income	—	—	—	—	22,581	22,581
Other comprehensive loss, net of tax	—	—	—	(3,715)	—	(3,715)
Exercise of stock options	5	1	211	—	—	212
Issuance and settlement of restricted stock	120	12	(12)	—	—	—
Issuance of common stock related to stock purchase plan	23	2	2,166	—	—	2,168
Common stock repurchased and retired	(45)	(4)	(4,442)	—	—	(4,446)
Share-based compensation	—	—	9,297	—	—	9,297
Balances at May 31, 2023	24,097	$2,410	$324,497	$1,232	$1,186,769	$1,514,908
Net income	—	—	—	—	27,381	27,381
Other comprehensive income, net of tax	—	—	—	2,454	—	2,454
Issuance and settlement of restricted stock	4	—	—	—	—	—
Common stock repurchased and retired	(382)	(38)	(1,499)	—	(48,552)	(50,089)
Share-based compensation	—	—	7,229	—	—	7,229
Balances at August 31, 2023	23,719	$2,372	$330,227	$3,686	$1,165,598	$1,501,883
Net income	—	—	—	—	75,898	75,898
Other comprehensive loss, net of tax	—	—	—	(1,628)	—	(1,628)
Exercise of stock options	1	—	53	—	—	53
Issuance and settlement of restricted stock	8	1	(1)	—	—	—
Issuance of common stock related to stock purchase plan	19	2	1,797	—	—	1,799
Common stock repurchased and retired	(3)	(1)	(304)	—	(1)	(306)
Share-based compensation	—	—	8,579	—	—	8,579
Balances at November 30, 2023	23,744	$2,374	$340,351	$2,058	$1,241,495	$1,586,278

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity - Continued (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 28, 2022	23,800	$2,380	$303,740	$202	$1,021,017	$1,327,339
Net income	—	—	—	—	24,595	24,595
Other comprehensive income, net of tax	—	—	—	3,159	—	3,159
Exercise of stock options	8	1	658	—	—	659
Issuance and settlement of restricted stock	235	24	(24)	—	—	—
Issuance of common stock related to stock purchase plan	13	1	2,274	—	—	2,275
Common stock repurchased and retired	(89)	(9)	(18,113)	—	(102)	(18,224)
Share-based compensation	—	—	16,619	—	—	16,619
Balances at May 31, 2022	23,967	$2,397	$305,154	$3,361	$1,045,510	$1,356,422
Net income	—	—	—	—	30,672	30,672
Other comprehensive income, net of tax	—	—	—	3,839	—	3,839
Issuance and settlement of restricted stock	2	—	(1)	—	—	(1)
Common stock repurchased and retired	—	—	(81)	—	—	(81)
Share-based compensation	—	—	7,495	—	—	7,495
Balances at August 31, 2022	23,969	$2,397	$312,567	$7,200	$1,076,182	$1,398,346
Net income	—	—	—	—	51,826	51,826
Other comprehensive loss, net of tax	—	—	—	(3,061)	—	(3,061)
Issuance and settlement of restricted stock	3	—	—	—	—	—
Issuance of common stock related to stock purchase plan	20	2	2,064	—	—	2,066
Common stock repurchased and retired	(1)	—	(45)	—	—	(45)
Share-based compensation	—	—	7,941	—	—	7,941
Balances at November 30, 2022	23,991	$2,399	$322,527	$4,139	$1,128,008	$1,457,073

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended November 30,
(in thousands)	2023	2022
Cash provided by operating activities:
Net income	$125,860	$107,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,037	33,330
Amortization of financing costs	923	792
Non-cash operating lease expense	7,537	7,558
Provision for credit losses	5,421	1,373
Non-cash share-based compensation	25,105	32,055
Gain on sale of distribution and office facilities	(34,190)	—
Gain on sale of Personal Care business	—	(1,336)
Gain on the sale or disposal of property and equipment	(326)	5
Deferred income taxes and tax credits	13,430	1,479
Changes in operating capital, net of effects of acquisitions of businesses:
Receivables	(87,575)	(45,714)
Inventory	29,459	28,996
Prepaid expenses and other current assets	(5,507)	3,926
Other assets and liabilities, net	(1,082)	(1,113)
Accounts payable	102,295	(78,128)
Accrued expenses and other current liabilities	22,484	(22,945)
Accrued income taxes	(8,412)	(17,848)
Net cash provided by operating activities	232,459	49,523

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(29,681)	(146,194)
Net payments to acquire businesses, net of cash acquired	—	(146,342)
Payments for purchases of U.S. Treasury Bills	(7,373)	—
Proceeds from sale of distribution and office facilities	49,456	—
Proceeds from sale of Personal Care business	—	1,804
Proceeds from the sale of property and equipment	1,609	63
Net cash provided (used) by investing activities	14,011	(290,669)

Cash (used) provided by financing activities:
Proceeds from revolving loans	635,800	633,500
Repayment of revolving loans	(830,800)	(613,000)
Proceeds from term loans	—	250,000
Repayment of long-term debt	(4,687)	(3,462)
Payment of financing costs	—	(586)
Proceeds from share issuances under share-based compensation plans	4,232	5,000
Payments for repurchases of common stock	(54,841)	(18,350)
Net cash (used) provided by financing activities	(250,296)	253,102

Net (decrease) increase in cash and cash equivalents	(3,826)	11,956
Cash and cash equivalents, beginning balance	29,073	33,381
Cash and cash equivalents, ending balance	$25,247	$45,337

Supplemental non-cash investing activity:
Capital expenditures included in accounts payable	$2,439	$11,038
See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
November 30, 2023

Note 1 - Basis of Presentation and Related Information

Corporate Overview

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of November 30, 2023 and February 28, 2023, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2023 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. As of November 30, 2023, we operated two reportable segments: Home & Outdoor and Beauty & Wellness. During the fourth quarter of fiscal 2023, we made changes to the structure of our organization in connection with our global restructuring plan (as further described below and in Note 8) that resulted in our previous Health & Wellness and Beauty operating segments being combined into a single reportable segment, which is referred to herein as “Beauty & Wellness.” In connection with these organizational structure changes, corresponding changes were made to how our business is managed, how results are reported internally and how our Chief Executive Officer (“CEO”), our chief operating decision maker, assesses performance and allocates resources. We believe that these changes better align internal resources and external go to market activities in order to create a more efficient and effective organizational structure. There were no changes to the products or brands included within our Home & Outdoor reportable segment as part of these organizational changes nor to the way in which our CEO assesses performance and allocates resources for the Home & Outdoor segment. As a result of these changes, our disclosures reflect two reportable segments, Home & Outdoor and Beauty & Wellness. Comparative prior period segment information in this report has been recast to conform to this change in our reportable segments. Our external reportable segments will continue to align with our internal reporting to enable users of the financial statements to better understand our performance, better assess our future net cash flows, and make more informed judgments about the Company as a whole.

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

Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. This ASU will be effective for our Form 10-K for fiscal 2025 and our Form 10-Q for the first quarter of fiscal 2026. We are currently evaluating the impact this ASU may have on our consolidated financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. This ASU will be effective for our Form 10-K for fiscal 2026. We are currently evaluating the impact this ASU may have on our consolidated financial statement disclosures.

Note 3 - Gain on Sale of Distribution and Office Facilities

On September 28, 2023, we completed the sale of our distribution and office facilities in El Paso, Texas for a sales price of $50.6 million, less transaction costs of $1.1 million. Concurrently, we entered into an agreement to leaseback the office facilities for a period of up to 18 months substantially rent free, which we estimated to have a fair value of approximately $1.9 million. The transaction qualified for sales recognition under the sale leaseback accounting requirements. Accordingly, we increased the sales price by the $1.9 million of prepaid rent and recognized a gain on the sale of $34.2 million within SG&A during the third quarter of fiscal year 2024, of which $18.0 million and $16.2 million was recognized by our Beauty & Wellness and Home & Outdoor segments, respectively. The related property and equipment totaling $17.2 million, net of accumulated depreciation of $36.8 million, was derecognized from the consolidated balance sheet, and at lease commencement, we recorded an operating lease asset, which includes the imputed rent payments described above, and an operating lease liability. We used the proceeds from the sale to repay amounts outstanding under our long-term debt agreement.

Note 4 - Acquisition of Curlsmith

On April 22, 2022, we completed the acquisition of Recipe Products Ltd., a producer of innovative prestige hair care products for all types of curly and wavy hair under the Curlsmith brand. Curlsmith's products are a category leader in the prestige market for curly hair and include conditioners, shampoos and co-washes purposefully designed for the unique joys and challenges of all types of curls and textured hair. The Curlsmith brand and products were added to the Beauty & Wellness segment. The total purchase consideration was $147.9 million in cash, net of a final net working capital adjustment of $2.1 million and cash acquired. The acquisition was funded with cash on hand and borrowings under our existing revolving credit facility. We incurred pre-tax acquisition-related expenses of $2.7 million during the nine months ended November 30, 2022, which were recognized in SG&A within our condensed consolidated statement of income.

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

The following table presents the estimated fair values of assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Assets:
Receivables	$4,211
Inventory	7,890
Prepaid expenses and other current assets	119
Property and equipment	212
Goodwill	117,108
Trade names - definite	21,000
Customer relationships - definite	12,000
Deferred tax assets, net	360
Total assets	162,900
Liabilities:
Accounts payable	1,401
Accrued expenses and other current liabilities	2,813
Income taxes payable	2,572
Deferred tax liabilities, net	8,187
Total liabilities	14,973
Net assets recorded	$147,927

Both the fair value and gross contractual amount of receivables acquired was $4.2 million, as an immaterial amount was expected to be uncollectible.

The impact of the acquisition of Curlsmith on our condensed consolidated statements of income for the periods presented was as follows:

(in thousands, except earnings per share data)	Three Months Ended November 30, 2022 (1)	Nine Months Ended November 30, 2022 (1) (2)
Sales revenue, net	$13,091	$26,544
Net income	2,077	3,953

EPS:
Basic	$0.09	$0.17
Diluted	$0.09	$0.16

(1)Net income and EPS amounts include allocations for corporate expenses, interest expense and income tax expense.
(2)Represents approximately thirty-two weeks of operating results from Curlsmith, acquired April 22, 2022.

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

(in thousands, except earnings per share data)	Three Months Ended November 30, 2022	Nine Months Ended November 30, 2022
Sales revenue, net	$558,606	$1,595,176
Net income	51,826	109,006

EPS:
Basic	$2.16	$4.55
Diluted	$2.15	$4.53

These amounts have been calculated after applying our accounting policies and adjusting the results of Curlsmith to reflect the effect of definite-lived intangible assets recognized as part of the business combination on amortization expense as if the acquisition had occurred on March 1, 2021.

Note 5 - Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities was as follows:

(in thousands)	November 30, 2023	February 28, 2023
Accrued compensation, benefits and payroll taxes	$37,905	$17,380
Accrued sales discounts and allowances	60,267	63,881
Accrued sales returns	25,584	28,498
Accrued advertising	43,224	36,931
Other	64,536	54,028
Total accrued expenses and other current liabilities	$231,516	$200,718

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

We recorded share-based compensation expense in SG&A as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2023	2022	2023	2022
Directors stock compensation	$197	$197	$590	$592
Service Condition Awards	3,160	2,211	9,358	7,488
Performance Condition Awards	1,170	3,252	4,306	17,293
Market Condition Awards	3,458	1,793	9,647	5,620
Employee stock purchase plan	594	488	1,204	1,062
Share-based compensation expense	8,579	7,941	25,105	32,055
Less income tax benefits	(532)	(474)	(1,558)	(2,128)
Share-based compensation expense, net of income tax benefits	$8,047	$7,467	$23,547	$29,927

Unrecognized Share-Based Compensation Expense

As of November 30, 2023, our total unrecognized share-based compensation for all awards was $25.8 million, which will be recognized over a weighted average amortization period of 1.9 years. The total unrecognized share-based compensation reflects an estimate of target achievement for Performance Condition Awards granted during the first quarter of fiscal 2024, and an estimate of zero percent of target achievement for Performance Condition Awards granted in fiscal 2023 and fiscal 2022.

Note 7 - Repurchases of Common Stock

In August 2021, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 25, 2021, for a period of three years, and replaced our former repurchase authorization. As of November 30, 2023, our repurchase authorization allowed for the purchase of $348.8 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Common stock repurchased on the open market:
Number of shares	—	—	381,200	—
Aggregate value of shares	$—	$—	$50,006	$—
Average price per share	$—	$—	$131.18	$—

Common stock received in connection with share-based compensation:
Number of shares	2,701	382	48,098	90,341
Aggregate value of shares	$306	$45	$4,835	$18,350
Average price per share	$113.31	$117.44	$100.51	$203.12

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

As previously disclosed, we continue to have the following expectations regarding Project Pegasus charges:
•Total one-time pre-tax restructuring charges of approximately $60 million to $65 million over the duration of the plan, expected to be completed during fiscal 2025.
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

We also continue to have the following expectations regarding Project Pegasus savings:
•Targeted annualized pre-tax operating profit improvements of approximately $75 million to $85 million, which began in fiscal 2024 and we expect to be substantially achieved by the end of fiscal 2026.
•Estimated cadence of the recognition of the savings will be approximately 25% in fiscal 2024, approximately 50% in fiscal 2025 and approximately 25% in fiscal 2026.
•Total profit improvements to be realized approximately 60% through reduced cost of goods sold and 40% through lower SG&A.

During the three and nine month periods ended November 30, 2023, we incurred $3.9 million and $14.9 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the condensed consolidated statements of income. We recognized $10.5 million and $15.2 million of pre-tax restructuring costs during the three and nine month periods ended November 30, 2022, respectively, in connection with Project Pegasus.

The following tables summarize restructuring charges recorded as a result of Project Pegasus for the periods presented:

	Three Months Ended November 30, 2023
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Severance and employee related costs	$109	$2,498	$2,607
Professional fees	464	794	1,258
Contract termination	—	—	—
Other	10	15	25
Total restructuring charges	$583	$3,307	$3,890

	Three Months Ended November 30, 2022
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Severance and employee related costs	$426	$749	$1,175
Professional fees	4,663	4,511	9,174
Contract termination	—	—	—
Other	1	113	114
Total restructuring charges	$5,090	$5,373	$10,463

	Nine Months Ended November 30, 2023			Total Incurred Since Inception
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Severance and employee related costs	$680	$3,407	$4,087	$13,540
Professional fees	3,915	5,870	9,785	26,534
Contract termination	—	796	796	1,331
Other	49	145	194	819
Total restructuring charges	$4,644	$10,218	$14,862	$42,224

	Nine Months Ended November 30, 2022
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Severance and employee related costs	$898	$3,120	$4,018
Professional fees	4,663	4,639	9,302
Contract termination	—	1,500	1,500
Other	1	420	421
Total restructuring charges	$5,562	$9,679	$15,241

The tables below present a rollforward of our accruals related to Project Pegasus, which are included in accounts payable and accrued expenses and other current liabilities:

(in thousands)	Balance at February 28, 2023	Charges	Payments	Balance at November 30, 2023
Severance and employee related costs	$3,173	$4,087	$(3,758)	$3,502
Professional fees	3,201	9,785	(12,559)	427
Contract termination	160	796	(956)	—
Other	34	194	(228)	—
Total	$6,568	$14,862	$(17,501)	$3,929

(in thousands)	Balance at February 28, 2022	Charges	Payments	Balance at November 30, 2022
Severance and employee related costs	$—	$4,018	$(2,805)	$1,213
Professional fees	—	9,302	(2,196)	7,106
Contract termination	—	1,500	—	1,500
Other	—	421	(414)	7
Total	$—	$15,241	$(5,415)	$9,826

Note 9 - Commitments and Contingencies

Legal Matters

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described below.

On December 23, 2021, Brita LP filed a complaint against Kaz USA, Inc. and Helen of Troy Limited in the United States District Court for the Western District of Texas (the “Patent Litigation”), alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. In the Patent Litigation, Brita LP seeks monetary damages and injunctive relief relating to the alleged infringement. Brita LP simultaneously filed a complaint with the United States International Trade Commission (“ITC”) against Kaz USA, Inc., Helen of Troy Limited and five other unrelated companies that sell water filtration systems (the “ITC Action”). The complaint in the ITC Action also alleges patent infringement by the Company with respect to a limited set of PUR gravity-fed water filtration systems. In the ITC Action, Brita LP requested the ITC to initiate an unfair import investigation relating to such filtration systems. This action seeks injunctive relief to prevent entry of certain accused PUR products (and certain other products) into the U.S. and cessation of marketing and sales of existing inventory that is already in the U.S. On January 25, 2022, the ITC instituted the investigation requested by the ITC Action. Discovery closed in the ITC Action in May 2022, and approximately half of the originally identified PUR gravity-fed water filters were removed from the case and are no longer included in the ITC Action. In August 2022, the parties participated in the evidentiary hearing, with additional supplemental hearings in October 2022. On February 28, 2023, the ITC issued an Initial Determination in the ITC Action, tentatively ruling against Kaz USA, Inc. and the other unrelated respondents. The ITC has a guaranteed review process, and thus all respondents, including Kaz USA, Inc., filed a petition with the ITC for a full review of the Initial Determination. On September 19, 2023, the ITC issued its Final Determination in the Company’s favor. The ITC determined there was no violation by the Company and terminated the investigation. Brita LP is appealing the ITC's decision to the Federal Circuit (“CAFC Appeal”) and filed its Notice of Appeal on October 24, 2023. The Company intervened in the CAFC Appeal, but as of the filing date of this Form 10-Q, no hearings have been scheduled. The Patent Litigation remains stayed for the time being. We cannot predict the outcome of these legal proceedings, the amount or range of any potential loss, when the proceedings will be resolved, or customer acceptance of any replacement water filter. Litigation is inherently unpredictable, and the resolution or disposition of these proceedings could, if adversely determined, have a material and adverse impact on our financial position and results of operations.

Regulatory Matters

Our operations are subject to national, state, local, and provincial jurisdictions’ environmental, health and safety laws and regulations and industry-specific product certifications. Many of the products we sell are subject to product safety laws and regulations in various jurisdictions. These laws and regulations specify the maximum allowable levels of certain materials that may be contained in our products, provide statutory prohibitions against misbranded and adulterated products, establish ingredients and manufacturing procedures for certain products, specify product safety testing requirements, and set product identification, labeling and claim requirements. Some of our product lines are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the U.S. Environmental Protection Agency (the “EPA”), U.S. Customs and Border Protection, the U.S. Food and Drug Administration, and the U.S. Consumer Product Safety Commission.

During fiscal 2022, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. We resumed normalized levels of shipping of the affected inventory during fiscal 2022 and we completed the repackaging and relabeling of our existing inventory of impacted products during fiscal 2023. Additionally, as a result of continuing dialogue with the EPA, we executed further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products, which were also completed during fiscal 2023. Although we are not aware of any fines or penalties imposed against us by the EPA related to this matter, there can be no assurances that such fines or penalties will not be imposed in the future.

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

The following table provides a summary of EPA compliance costs incurred during the periods presented:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2023	2022	2023	2022
Cost of goods sold	$—	$370	$—	$16,928	[1]
SG&A	—	1,733	—	5,173
Total EPA compliance costs	$—	$2,103	$—	$22,101
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

Weather-Related Incident

On March 30, 2022, a third-party facility that we utilized for inventory storage incurred severe damage from a weather-related incident. The inventory that was stored at this facility primarily related to our Beauty & Wellness segment. While the inventory was insured, some seasonal inventory and inventory designated for specific customer promotions was not accessible and subsequently determined to be damaged, and as a result, unfavorably impacted our net sales revenue during the first quarter of fiscal 2023. As a result of the damages to the inventory stored at the facility, we recorded a charge to write-off the damaged inventory totaling $34.4 million during the first quarter of fiscal 2023. These charges were fully offset by probable insurance recoveries of $34.4 million also recorded during the first quarter of fiscal 2023, which represented anticipated insurance proceeds, not to exceed the amount of the associated losses, for which receipt was deemed probable. The charges for the damaged inventory and the expected insurance recoveries are included in cost of goods sold in our condensed consolidated statement of income for the nine months ended November 30, 2022. During the third quarter of fiscal
2023, we received proceeds of $34.5 million from our insurance carriers related to this incident which were included in cash flows from operating activities in our condensed consolidated statement of cash flows for the nine months ended November 30, 2022. The Company also received final confirmation from our insurance carriers during the third quarter of fiscal 2023 of an additional $11.5 million in proceeds, which was collected during December 2022. As a result, during the third quarter of fiscal 2023, the Company recorded a gain of $9.7 million, net of costs incurred to dispose of the inventory, as a reduction of SG&A expense in our condensed consolidated statement of income.

Note 10 - Long-Term Debt
A summary of our long-term debt follows:

(in thousands)	November 30, 2023	February 28, 2023
Credit Agreement (1):
Revolving loans	$495,000	$690,000
Term loans	242,188	246,875
Total borrowings under Credit Agreement	737,188	936,875
Unamortized prepaid financing fees	(1,540)	(2,463)
Total long-term debt	735,648	934,412
Less: current maturities of long-term debt	(6,235)	(6,064)
Long-term debt, excluding current maturities	$729,413	$928,348
(1)The weighted average interest rates on borrowings outstanding under the Credit Agreement (defined below) as of November 30, 2023 and February 28, 2023 were 7.1% and 6.6%, respectively.

Capitalized Interest

During the three month period ended November 30, 2023, we incurred interest costs totaling $12.9 million, of which none was capitalized, compared to $14.8 million for the same period last year, of which we capitalized $1.7 million as part of property and equipment in connection with the construction of a new distribution facility. During the nine month periods ended November 30, 2023 and November 30, 2022, we incurred interest costs totaling $41.5 million and $30.0 million, respectively, of which we capitalized $0.9 million and $3.3 million, respectively, in connection with the previously mentioned distribution facility.

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

The floating interest rates on our borrowings under the Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $625 million and $425 million of the outstanding principal balance under the revolving loans as of November 30, 2023 and February 28, 2023, respectively. See Notes 11, 12, and 13 for additional information regarding our interest rate swaps.

As of November 30, 2023, the balance of outstanding letters of credit was $15.5 million and the amount available for revolving loans under the Credit Agreement was $739.5 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of November 30, 2023, these covenants effectively limited our ability to incur more than $336.2 million of additional debt from all sources, including the Credit Agreement, or $569.6 million in the event a qualified acquisition is consummated.

Debt Covenants

As of November 30, 2023, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

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

All of our financial assets and liabilities, except for our investments in U.S. Treasury Bills, are classified as Level 2 because their valuation is dependent on observable inputs and other quoted prices for similar assets or liabilities, or model-derived valuations whose significant value drivers are observable. Our investments in U.S. Treasury Bills are classified as Level 1 because their value is based on quoted prices in active markets for identical assets.

The following table presents the fair value of our financial assets and liabilities:

	Fair Value
(in thousands)	November 30, 2023	February 28, 2023
Assets:
Cash equivalents (money market accounts)	$2,829	$381
U.S. Treasury Bills	7,435	—
Interest rate swaps	3,117	5,746
Foreign currency derivatives	204	1,423
Total assets	$13,585	$7,550

Liabilities:
Foreign currency derivatives	699	711
Total liabilities	$699	$711

All of our financial assets and liabilities, except for our investments in U.S. Treasury Bills, are measured and recorded at fair value on a recurring basis. Our investments in U.S. Treasury Bills, are recorded at amortized cost. As of November 30, 2023, the current and non-current carrying amounts of our U.S. Treasury Bills were $2.4 million and $5.0 million, respectively, and were included within Prepaid expenses and other current assets and Other assets, respectively, in our condensed consolidated balance sheet.

The carrying amounts of cash, accounts payable, accrued expenses and other current liabilities and income taxes payable approximate fair value because of the short maturity of these items. The carrying amounts of receivables approximate fair value due to the effect of the related allowance for credit losses. The carrying amount of our floating rate long-term debt approximates its fair value.

Our investments in U.S. Treasury Bills are classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. We invest in U.S. Treasury Bills with maturities ranging from one to three years. Gross unrealized gains and losses are not material for any period presented. During both the three and nine month periods ended November 30, 2023, we recognized interest income on these investments of $0.1 million, which is included in Non-operating income, net in our condensed consolidated statements of income.

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

Note 12 - Financial Instruments and Risk Management

Foreign Currency Risk

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales and operating expenses. As a result of such transactions, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. Approximately 14% of our net sales revenue was denominated in foreign currencies during both the three and nine month periods ended November 30, 2023, respectively, compared to 15% and 13% for the same periods last year, respectively. These sales were primarily denominated in Euros, British Pounds and Canadian Dollars. We make most of our inventory purchases from manufacturers in Asia and primarily use the U.S. Dollar for such purchases.

During the three and nine month periods ended November 30, 2023, we recorded foreign currency exchange rate net gains of $0.1 million and net losses of $0.3 million, respectively, in SG&A, compared to net gains of $1.1 million and net losses of $1.4 million for the same periods last year, respectively. We mitigate certain foreign currency exchange rate risk by using forward contracts and cross-currency debt swaps to protect against the foreign currency exchange rate risk inherent in our transactions denominated in foreign currencies. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. Certain of our forward contracts are designated as cash flow hedges (“foreign currency contracts”) and are recorded on the balance sheet at fair value with changes in fair value recorded in Other Comprehensive Income (Loss) (“OCI”) until the hedge transaction is settled, at which point amounts are reclassified from Accumulated Other Comprehensive Income (Loss) (“AOCI”) to our condensed consolidated statements of income. Foreign currency derivatives for which we have not elected hedge accounting consist of certain forward contracts and cross-currency debt swaps, and any changes in the fair value of these derivatives are recorded in our condensed consolidated statements of income. These undesignated derivatives are used to hedge monetary net asset and liability positions. Cash flows from our foreign currency derivatives are classified as cash flows from operating activities in our condensed consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

Interest Rate Risk

Interest on our outstanding debt as of November 30, 2023 is based on floating interest rates. If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on a portion of our outstanding principal balance under the Credit Agreement, which totaled $737.2 million and $936.9 million as of November 30, 2023 and February 28, 2023, respectively. As of November 30, 2023 and February 28, 2023, $625.0 million and $425.0 million of the outstanding principal balance under the Credit Agreement, respectively, was hedged with interest rate swaps to fix the interest rate we pay. Our interest rate swaps are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in OCI until the hedge transaction is settled, at which point amounts are reclassified from AOCI to our condensed consolidated statements of income. Cash flows from our interest rate swaps are classified as cash flows from operating activities in our condensed consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

The following tables summarize the fair values of our derivative instruments as of the end of the periods presented:

(in thousands)	November 30, 2023
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- Current
Forward contracts - sell Euro	Cash flow	1/2025		€32,000	$—	$44	$104	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2025		$22,250	103	18	—	4
Forward contracts - sell Pounds	Cash flow	2/2025		£26,760	—	—	474	53
Forward contracts - sell Norwegian Kroner	Cash flow	2/2024	kr	5,000	39	—	—	—
Interest rate swaps	Cash flow	2/2026		$625,000	2,006	1,111	—	—
Subtotal					2,148	1,173	578	57

Derivatives not designated under hedge accounting
Forward contracts - sell Euro	(1)	12/2023		€740	—	—	14	—
Forward contracts - sell Pounds	(1)	12/2023		£1,400	—	—	50	—
Subtotal					—	—	64	—
Total fair value					$2,148	$1,173	$642	$57

(in thousands)	February 28, 2023
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities Non- Current
Forward contracts - sell Euro	Cash flow	2/2024		€29,310	$257	$—	$—	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2024		$30,000	962	11	—	—
Forward contracts - sell Pounds	Cash flow	1/2024		£19,400	—	—	711	—
Forward contracts - sell Norwegian Kroner	Cash flow	2/2024	kr	40,000	185	—	—	—
Interest rate swaps	Cash flow	2/2026		$425,000	3,941	1,805	—	—
Subtotal					5,345	1,816	711	—

Derivatives not designated under hedge accounting
Forward contracts - buy Euro	(1)	3/2023		€500	6	—	—	—
Forward contracts - buy Pounds	(1)	3/2023		£400	2	—	—	—
Subtotal					8	—	—	—
Total fair value					$5,353	$1,816	$711	$—

(1)These forward contracts, for which we have not elected hedge accounting, hedge monetary net asset and liability positions for the notional amounts reported, creating an economic hedge against currency movements.

The pre-tax effects of derivative instruments designated as cash flow hedges were as follows for the periods presented:

	Three Months Ended November 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2023	2022	Location	2023	2022
Foreign currency contracts - cash flow hedges	$278	$(685)	Sales revenue, net	$212	$4,484
Interest rate swaps - cash flow hedges	8	1,471	Interest expense	2,213	168
Total	$286	$786		$2,425	$4,652

	Nine Months Ended November 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2023	2022	Location	2023	2022
Foreign currency contracts - cash flow hedges	$(968)	$7,860	Sales revenue, net	$167	$8,395
Interest rate swaps - cash flow hedges	3,018	5,100	Interest expense	5,647	(793)
Total	$2,050	$12,960		$5,814	$7,602

The pre-tax effects of derivative instruments not designated under hedge accounting were as follows for the periods presented:

	Gain (Loss) Recognized in Income
		Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	Location	2023	2022	2023	2022
Forward contracts	SG&A	$(225)	$(12)	$(265)	$(262)
Cross-currency debt swaps - principal	SG&A	—	—	—	875
Total		$(225)	$(12)	$(265)	$613

We expect a net gain of $1.6 million associated with foreign currency contracts and interest rate swaps currently recorded in AOCI to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle. See Notes 11 and 13 to these condensed consolidated financial statements for more information.

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

Note 13 - Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component and related tax effects for the periods presented were as follows:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 28, 2022	$(2,126)	$2,328	$202
Other comprehensive income before reclassification	5,100	7,860	12,960
Amounts reclassified out of AOCI	793	(8,395)	(7,602)
Tax effects	(1,391)	(30)	(1,421)
Other comprehensive income (loss)	4,502	(565)	3,937
Balance at November 30, 2022	$2,376	$1,763	$4,139

Balance at February 28, 2023	$4,394	$553	$4,947
Other comprehensive income (loss) before reclassification	3,018	(968)	2,050
Amounts reclassified out of AOCI	(5,647)	(167)	(5,814)
Tax effects	619	256	875
Other comprehensive loss	(2,010)	(879)	(2,889)
Balance at November 30, 2023	$2,384	$(326)	$2,058
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
The following tables summarize segment information for the periods presented:

	Three Months Ended November 30, 2023
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$235,948	$313,666	$549,614
Restructuring charges	583	3,307	3,890
Operating income	49,514	57,413	106,927
Capital and intangible asset expenditures	7,674	1,450	9,124
Depreciation and amortization	6,025	6,406	12,431

	Three Months Ended November 30, 2022
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$228,937	$329,669	$558,606
Restructuring charges	5,090	5,373	10,463
Operating income	30,847	46,346	77,193
Capital and intangible asset expenditures	28,788	4,771	33,559
Depreciation and amortization	4,716	6,997	11,713

	Nine Months Ended November 30, 2023
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$693,069	$822,780	$1,515,849
Restructuring charges	4,644	10,218	14,862
Operating income	107,729	86,684	194,413
Capital and intangible asset expenditures	23,513	6,168	29,681
Depreciation and amortization	17,033	20,004	37,037

	Nine Months Ended November 30, 2022
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$703,759	$884,325	$1,588,084
Restructuring charges	5,562	9,679	15,241
Operating income	102,722	55,356	158,078
Capital and intangible asset expenditures	133,939	12,255	146,194
Depreciation and amortization	13,704	19,626	33,330

The following table presents net sales revenue by geographic region, in U.S. Dollars:

	Three Months Ended November 30,				Nine Months Ended November 30,
(in thousands)	2023		2022		2023		2022
Domestic sales revenue, net (1)	$428,582	78.0%	$437,894	78.4%	$1,176,190	77.6%	$1,254,545	79.0%
International sales revenue, net	121,032	22.0%	120,712	21.6%	339,659	22.4%	333,539	21.0%
Total sales revenue, net	$549,614	100.0%	$558,606	100.0%	$1,515,849	100.0%	$1,588,084	100.0%
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

For the three months ended November 30, 2023, income tax expense as a percentage of income before income tax was 19.5% compared to 19.1% for the same period last year. The year-over-year increase in the effective tax rate is primarily due to tax expense recognized for the gain on the sale of our distribution and office facilities in El Paso, Texas during the third quarter of fiscal 2023 and an increase in tax expense for other discrete items, partially offset by shifts in the mix of income in our various tax jurisdictions. For the nine months ended November 30, 2023, income tax expense as a percentage of income before income tax was 18.4% compared to 18.6% for the same period last year primarily due to a decrease in tax expense for discrete items (excluding the gain on the sale of our El Paso facilities) and shifts in the mix of income in our various tax jurisdictions, partially offset by tax expense recognized for the gain on the sale of our distribution and office facilities in El Paso, Texas during the third quarter of fiscal 2023.

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

The following table presents our weighted average basic and diluted shares outstanding for the periods shown:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2023	2022	2023	2022
Weighted average shares outstanding, basic	23,743	23,991	23,903	23,942
Incremental shares from share-based compensation arrangements	70	87	93	144
Weighted average shares outstanding, diluted	23,813	24,078	23,996	24,086

Anti-dilutive securities	9	53	57	45

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

This MD&A, including the tables under the headings “Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment” and “Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP),” reports operating income, operating margin, net income and diluted earnings per share (“EPS”) without the impact of acquisition-related expenses, a charge for uncollectible receivables due to the bankruptcy of Bed, Bath & Beyond (“Bed, Bath & Beyond bankruptcy”), EPA compliance costs, gain from insurance recoveries, gain on sale of distribution and office facilities, restructuring charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial measures as defined by SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based financial measures presented in our condensed consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges and benefits on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors. We further believe that including the excluded charges and benefits would not accurately reflect the underlying performance of our operations for the period in which the charges and benefits are incurred, even though such charges and benefits may be incurred and reflected in our GAAP financial results in the near future. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial measures and may be calculated differently than non-GAAP financial measures disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP financial measures. These non-GAAP financial measures are discussed further and reconciled to their applicable GAAP-based financial measures contained in this MD&A beginning on page 44.

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

During the second quarter of fiscal 2023, we focused on developing a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and reduce costs (referred to as “Project Pegasus”). Project Pegasus includes initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending, and improve our cash flow and working capital, as well as other activities. We anticipate these initiatives will create operating efficiencies, as well as provide a platform to fund future growth investments. During the three and nine month periods ended November 30, 2023, we incurred $3.9 million and $14.9 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the condensed consolidated statements of income. We recognized $10.5 million and $15.2 million of pre-tax restructuring costs during the three and nine month periods ended November 30, 2022, respectively, in connection with Project Pegasus. See further discussion below within “Significant Trends Impacting the Business” under “Project Pegasus” and Note 8 to the accompanying condensed consolidated financial statements.

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

On March 30, 2022, a third-party facility that we utilized for inventory storage incurred severe damage from a weather-related incident. The inventory that was stored at this facility primarily related to our Beauty & Wellness segment. While the inventory was insured, some seasonal inventory and inventory designated for specific customer promotions was not accessible and subsequently determined to be damaged, and as a result, unfavorably impacted our net sales revenue during the first quarter of fiscal 2023. As a result of the damages to the inventory stored at the facility, we recorded a charge to write-off the damaged inventory totaling $34.4 million during the first quarter of fiscal 2023. These charges were fully offset by probable insurance recoveries of $34.4 million also recorded during the first quarter of fiscal 2023, which represented anticipated insurance proceeds, not to exceed the amount of the associated losses, for which receipt was deemed probable. The charges for the damaged inventory and the expected insurance recoveries are included in cost of goods sold in our condensed consolidated statement of income for the nine months ended November 30, 2022. During the third quarter of fiscal
2023, we received proceeds of $34.5 million from our insurance carriers related to this incident which were included in cash flows from operating activities in our condensed consolidated statement of cash flows for the nine months ended November 30, 2022. The Company also received final confirmation from our insurance carriers during the third quarter of fiscal 2023 of an additional $11.5 million in proceeds, which was collected during December 2022. As a result, during the third quarter of fiscal 2023, the Company recorded a gain of $9.7 million, net of costs incurred to dispose of the inventory, as a reduction of SG&A expense in our condensed consolidated statement of income.

On September 28, 2023, we completed the sale of our distribution and office facilities in El Paso, Texas for a sales price of $50.6 million, less transaction costs of $1.1 million. Concurrently, we entered into an agreement to leaseback the office facilities for a period of up to 18 months substantially rent free, which we estimated to have a fair value of approximately $1.9 million. The transaction qualified for sales recognition under the sale leaseback accounting requirements. Accordingly, we increased the sales price by the $1.9 million of prepaid rent and recognized a gain on the sale of $34.2 million within SG&A during the third quarter of fiscal year 2024, of which $18.0 million and $16.2 million was recognized by our Beauty & Wellness and Home & Outdoor segments, respectively. The related property and equipment totaling $17.2 million, net of accumulated depreciation of $36.8 million, was derecognized from the consolidated balance sheet, and at lease commencement, we recorded an operating lease asset, which includes the imputed rent payments described above, and an operating lease liability. We used the proceeds from the sale to repay amounts outstanding under our long-term debt agreement.

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

As previously disclosed, we continue to have the following expectations regarding Project Pegasus charges:
•Total one-time pre-tax restructuring charges of approximately $60 million to $65 million over the duration of the plan, expected to be completed during fiscal 2025.
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

We also continue to have the following expectations regarding Project Pegasus savings:
•Targeted annualized pre-tax operating profit improvements of approximately $75 million to $85 million, which began in fiscal 2024 and we expect to be substantially achieved by the end of fiscal 2026.
•Estimated cadence of the recognition of the savings will be approximately 25% in fiscal 2024, approximately 50% in fiscal 2025 and approximately 25% in fiscal 2026.
•Total profit improvements to be realized approximately 60% through reduced cost of goods sold and 40% through lower SG&A.

In addition, we implemented plans to reduce inventory levels, increase inventory turns, and improve cash flow and working capital during the second quarter of fiscal 2023. Improvements related to these initiatives began in the second half of fiscal 2023, and have continued during fiscal 2024. During the nine month period ended November 30, 2023, our gross margin and operating margins have been favorably impacted by our SKU rationalization efforts in Beauty & Wellness. In addition, during the third quarter of fiscal 2024, we had lower salary and wage costs primarily as a result of our Project Pegasus role reductions despite higher annual merit increases. Expectations regarding our Project Pegasus initiatives and our ability to realize targeted savings, including expectations concerning costs and savings, are based on management’s estimates available at the time and are subject to a number of assumptions that could materially impact our estimates.

During the three and nine month periods ended November 30, 2023, we incurred $3.9 million and $14.9 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the condensed consolidated statements of income. We recognized $10.5 million and $15.2 million of pre-tax restructuring costs during the three and nine month periods ended November 30, 2022, respectively, in connection with Project Pegasus. We made total cash restructuring payments of $17.5 million and $5.4 million during the nine month periods ended November 30, 2023 and November 30, 2022, respectively, and had a remaining liability of $3.9 million as of November 30, 2023. See Note 8 to the accompanying condensed consolidated financial statements for additional information.

Water Filtration Patent Litigation
On December 23, 2021, Brita LP filed a complaint against Kaz USA, Inc. and Helen of Troy Limited in the United States District Court for the Western District of Texas (the “Patent Litigation”), alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. Brita LP simultaneously filed a complaint with the United States International Trade Commission (“ITC”) against Kaz USA, Inc., Helen of Troy Limited and five other unrelated companies that sell water filtration systems (the “ITC Action”). The complaint in the ITC Action also alleges patent infringement by the Company with respect to a limited set of PUR gravity-fed water filtration systems. This action seeks injunctive relief to prevent entry of certain accused PUR products (and certain other products) into the U.S. and cessation of marketing and sales of existing inventory that is already in the U.S. On February 28, 2023, the ITC issued an Initial Determination in the ITC Action, tentatively ruling against Kaz USA, Inc. and the other unrelated respondents. The ITC has a guaranteed review process, and thus all respondents, including Kaz USA, Inc., filed a petition with the ITC for a full review of the Initial Determination. On September 19, 2023, the ITC issued its Final Determination in the Company’s favor. The ITC determined there was no violation by the Company and terminated the investigation. Brita LP is appealing the ITC's decision to the Federal Circuit (“CAFC Appeal”) and filed its Notice of Appeal on October 24, 2023. The Company intervened in the CAFC Appeal, but as of the date of the filing of this Form 10-Q, no hearings have been scheduled. The Patent Litigation remains stayed for the time being. We cannot predict the outcome of these legal proceedings, the amount or range of any potential loss, when the proceedings will be resolved, or customer acceptance of any replacement water filter. Litigation is inherently unpredictable, and the resolution or disposition of these proceedings could, if adversely determined, have a material and adverse impact on our financial position and results of operations. For additional information regarding the Patent Litigation and the ITC Action, see Note 9 to the accompanying condensed consolidated financial statements.

Impact of Macroeconomic Trends
The Federal Open Market Committee increased the benchmark interest rate by 75 basis points to date during fiscal 2024 and by 450 basis points during fiscal year 2023. As a result, we incurred higher average interest rates during the first three quarters of fiscal 2024 compared to the same periods last year, and we expect this trend to continue during the remainder of fiscal 2024. While the actual timing and extent of future changes in interest rates remains unknown, higher average interest rates are expected to increase interest expense on our outstanding debt. The financial markets, the global economy and global supply chain may also be adversely affected by the current or anticipated impact of military conflict, including the current conflict between Hamas and Israel and the ongoing conflict between Russia and Ukraine, or other geopolitical events. High inflation and interest rates have also negatively impacted consumer disposable income, credit availability and spending, among others, which have adversely impacted our business, financial condition, cash flows and results of operations during the first three quarters of fiscal 2024 and may continue to have an adverse impact during the remainder of fiscal year 2024. See further discussion below under “Consumer Spending and Changes in Shopping Preferences.” We expect continued uncertainty in our business and the global economy due to pressure from inflation, volatility in employment trends and consumer confidence, any of which may adversely impact our results.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 74% of our consolidated net sales revenue was from U.S. shipments during both the three month periods ended November 30, 2023 and 2022.

For the nine month periods ended November 30, 2023 and 2022, U.S. shipments were approximately 73% and 74% of our consolidated net sales revenue, respectively.

Among other things, high levels of inflation and interest rates may negatively impact consumer disposable income, credit availability and spending. Consumer purchases of discretionary items, including the products that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Dynamic changes in consumer spending and shopping patterns are also having an impact on retailer inventory levels. Our ability to sell to retailers is predicated on their ability to sell to the end consumer. During fiscal year 2023, we experienced an adverse impact on orders from retail customers as they aimed to rebalance their inventory levels due to lower consumer demand and shifts in consumer spending patterns. We experienced some improvement in replenishment orders from certain retail customers in certain product categories during the first three quarters of fiscal 2024. If orders from our retail customers continue to be adversely impacted, our sales, results of operations and cash flows may continue to be adversely impacted. We expect continued uncertainty in our business and the global economy due to inflation and changes in consumer spending patterns. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

Our concentration of sales reflects the evolution of consumer shopping preferences to online or multichannel shopping experiences. Our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 31% and 28% of our total consolidated net sales revenue for the three and nine month periods ended November 30, 2023, respectively, and grew approximately 15% and 14%, respectively, compared to the same periods in the prior year. For the three and nine month periods ended November 30, 2022, our net sales to retail customers fulfilling end-consumer online orders and online sales directly to consumers comprised approximately 26% and 23% of our total consolidated net sales revenue, respectively, and grew approximately 3% and 1% as compared to the same periods in the prior year, respectively.

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

EPA Compliance Costs
Some of our product lines are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the U.S. Environmental Protection Agency (the

“EPA”), U.S. Customs and Border Protection, the U.S. Food and Drug Administration, and the U.S. Consumer Product Safety Commission.

During fiscal 2022, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. We resumed normalized levels of shipping of the affected inventory during fiscal 2022 and we completed the repackaging and relabeling of our existing inventory of impacted products during fiscal 2023. Additionally, as a result of continuing dialogue with the EPA, we executed further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products, which were also completed during fiscal 2023.

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

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2023	2022	2023	2022
Cost of goods sold	$—	$370	$—	$16,928	[1]
SG&A	—	1,733	—	5,173
Total EPA compliance costs	$—	$2,103	$—	$22,101
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

Although we are not aware of any fines or penalties imposed against us by the EPA related to this matter, there can be no assurances that such fines or penalties will not be imposed in the future.

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

For the three months ended November 30, 2023, changes in foreign currency exchange rates had a favorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $4.6 million, or 0.8%, compared to an unfavorable year-over-year impact of $7.1 million, or 1.1%, for the same period last year. For the nine months ended November 30, 2023, changes in foreign currency exchange rates had a favorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $5.4 million, or 0.3%, compared to an unfavorable year-over-year impact of $14.8 million, or 0.9% for the same period last year.

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

	Three Months Ended November 30,				% of Sales Revenue, net
(in thousands)	2023 (1)	2022 (1)	$ Change	% Change	2023	2022
Sales revenue by segment, net
Home & Outdoor	$235,948	$228,937	$7,011	3.1%	42.9%	41.0%
Beauty & Wellness	313,666	329,669	(16,003)	(4.9)%	57.1%	59.0%
Total sales revenue, net	549,614	558,606	(8,992)	(1.6)%	100.0%	100.0%
Cost of goods sold	285,833	301,930	(16,097)	(5.3)%	52.0%	54.1%
Gross profit	263,781	256,676	7,105	2.8%	48.0%	45.9%
SG&A	152,964	169,020	(16,056)	(9.5)%	27.8%	30.3%
Restructuring charges	3,890	10,463	(6,573)	(62.8)%	0.7%	1.9%
Operating income	106,927	77,193	29,734	38.5%	19.5%	13.8%
Non-operating income, net	180	5	175	*	—%	—%
Interest expense	12,859	13,149	(290)	(2.2)%	2.3%	2.4%
Income before income tax	94,248	64,049	30,199	47.1%	17.1%	11.5%
Income tax expense	18,350	12,223	6,127	50.1%	3.3%	2.2%
Net income	$75,898	$51,826	$24,072	46.4%	13.8%	9.3%

	Nine Months Ended November 30,				% of Sales Revenue, net
(in thousands)	2023 (1)	2022 (1)	$ Change	% Change	2023	2022
Sales revenue by segment, net
Home & Outdoor	$693,069	$703,759	$(10,690)	(1.5)%	45.7%	44.3%
Beauty & Wellness	822,780	884,325	(61,545)	(7.0)%	54.3%	55.7%
Total sales revenue, net	1,515,849	1,588,084	(72,235)	(4.5)%	100.0%	100.0%
Cost of goods sold	806,784	898,791	(92,007)	(10.2)%	53.2%	56.6%
Gross profit	709,065	689,293	19,772	2.9%	46.8%	43.4%
SG&A	499,790	515,974	(16,184)	(3.1)%	33.0%	32.5%
Restructuring charges	14,862	15,241	(379)	(2.5)%	1.0%	1.0%
Operating income	194,413	158,078	36,335	23.0%	12.8%	10.0%
Non-operating income, net	465	185	280	*	—%	—%
Interest expense	40,565	26,688	13,877	52.0%	2.7%	1.7%
Income before income tax	154,313	131,575	22,738	17.3%	10.2%	8.3%
Income tax expense	28,453	24,482	3,971	16.2%	1.9%	1.5%
Net income	$125,860	$107,093	$18,767	17.5%	8.3%	6.7%

(1)The three and nine month periods ended November 30, 2023 includes a full three and nine months, respectively, of operating results from Curlsmith, acquired on April 22, 2022, compared to approximately thirteen and thirty-two weeks of operating results in the three and nine month periods ended November 30, 2022, respectively. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

* Calculation is not meaningful.

Third Quarter Fiscal 2024 Financial Results

•Consolidated net sales revenue decreased 1.6%, or $9.0 million, to $549.6 million for the three months ended November 30, 2023, compared to $558.6 million for the same period last year.

•Consolidated operating income increased 38.5%, or $29.7 million, to $106.9 million for the three months ended November 30, 2023, compared to $77.2 million for the same period last year. Consolidated operating margin increased 5.7 percentage points to 19.5% of consolidated net sales revenue for the three months ended November 30, 2023, compared to 13.8% for the same period last year.

•Consolidated adjusted operating income decreased 3.1%, or $2.9 million, to $89.8 million for the three months ended November 30, 2023, compared to $92.7 million for the same period last year. Consolidated adjusted operating margin decreased 0.3 percentage points to 16.3% of consolidated net sales revenue for the three months ended November 30, 2023, compared to 16.6% for the same period last year.

•Net income increased 46.4%, or $24.1 million, to $75.9 million for the three months ended November 30, 2023, compared to $51.8 million for the same period last year. Diluted EPS increased 48.4% to $3.19 for the three months ended November 30, 2023, compared to $2.15 for the same period last year.

•Adjusted income increased 0.2%, or $0.1 million, to $66.4 million for the three months ended November 30, 2023, compared to $66.3 million for the same period last year. Adjusted diluted EPS increased 1.5% to $2.79 for the three months ended November 30, 2023, compared to $2.75 for the same period last year.

Year-To-Date Fiscal 2024 Financial Results

•Consolidated net sales revenue decreased 4.5%, or $72.2 million, to $1,515.8 million for the nine months ended November 30, 2023, compared to $1,588.1 million for the same period last year.

•Consolidated operating income increased 23.0%, or $36.3 million, to $194.4 million for the nine months ended November 30, 2023, compared to $158.1 million for the same period last year. Consolidated operating margin increased 2.8 percentage points to 12.8% of consolidated net sales revenue for the nine months ended November 30, 2023, compared to 10.0% for the same period last year.

•Consolidated adjusted operating income decreased 6.8%, or $16.0 million, to $218.3 million for the nine months ended November 30, 2023, compared to $234.2 million for the same period last year. Consolidated adjusted operating margin decreased 0.4 percentage points to 14.4% of consolidated net sales revenue for the nine months ended November 30, 2023, compared to 14.8% for the same period last year.

•Net income increased 17.5%, or $18.8 million, to $125.9 million for the nine months ended November 30, 2023, compared to $107.1 million for the same period last year. Diluted EPS increased 18.0% to $5.25 for the nine months ended November 30, 2023, compared to $4.45 for the same period last year.

•Adjusted income decreased 13.5%, or $24.3 million, to 154.9 million for the nine months ended November 30, 2023, compared to $179.1 million for the same period last year. Adjusted diluted

EPS decreased 13.3% to $6.45 for the nine months ended November 30, 2023, compared to $7.44 for the same period last year.

Consolidated and Segment Net Sales Revenue

The following table summarizes the impact that Organic business, foreign currency and acquisitions had on our net sales revenue by segment:

	Three Months Ended November 30,
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Fiscal 2023 sales revenue, net	$228,937	$329,669	$558,606
Organic business	4,518	(18,076)	(13,558)
Impact of foreign currency	2,493	2,073	4,566
Change in sales revenue, net	7,011	(16,003)	(8,992)
Fiscal 2024 sales revenue, net	$235,948	$313,666	$549,614

Total net sales revenue growth (decline)	3.1%	(4.9)%	(1.6)%
Organic business	2.0%	(5.5)%	(2.4)%
Impact of foreign currency	1.1%	0.6%	0.8%

	Nine Months Ended November 30,
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Fiscal 2023 sales revenue, net	$703,759	$884,325	$1,588,084
Organic business	(13,317)	(70,448)	(83,765)
Impact of foreign currency	2,627	2,801	5,428
Acquisition (1)	—	6,102	6,102
Change in sales revenue, net	(10,690)	(61,545)	(72,235)
Fiscal 2024 sales revenue, net	$693,069	$822,780	$1,515,849

Total net sales revenue growth (decline)	(1.5)%	(7.0)%	(4.5)%
Organic business	(1.9)%	(8.0)%	(5.3)%
Impact of foreign currency	0.4%	0.3%	0.3%
Acquisition	—%	0.7%	0.4%

(1)On April 22, 2022, we completed the acquisition of Curlsmith. Curlsmith sales prior to the first annual anniversary of the acquisition are reported in Acquisition for the Beauty & Wellness segment in the nine month period ended November 30, 2023 and consist of approximately seven weeks of incremental operating results. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

In the above tables, Organic business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand was acquired, excluding the impact that foreign currency remeasurement had on reported net sales revenue. Net sales revenue from internally developed brands or product lines is considered Organic business activity.

Leadership Brand and Other Net Sales Revenue

The following table summarizes our Leadership Brand and other net sales revenue:

	Three Months Ended November 30,
(in thousands)	2023	2022	$ Change	% Change
Leadership Brand sales revenue, net	$457,700	$451,500	$6,200	1.4%
All other sales revenue, net	91,914	107,106	(15,192)	(14.2)%
Total sales revenue, net	$549,614	$558,606	$(8,992)	(1.6)%

	Nine Months Ended November 30,
(in thousands)	2023	2022	$ Change	% Change
Leadership Brand sales revenue, net	$1,289,027	$1,338,849	$(49,822)	(3.7)%
All other sales revenue, net	226,822	249,235	(22,413)	(9.0)%
Total sales revenue, net	$1,515,849	$1,588,084	$(72,235)	(4.5)%

Consolidated Net Sales Revenue

Comparison of Third Quarter Fiscal 2024 to Third Quarter Fiscal 2023
Consolidated net sales revenue decreased $9.0 million, or 1.6%, to $549.6 million, compared to $558.6 million, primarily driven by a decrease from Organic business of $13.6 million, or 2.4%. The decline in Organic business was primarily due to:
•a decline in sales of hair appliance, humidification and air filtration products in Beauty & Wellness primarily driven by softer consumer demand, a later start to the illness season, and our SKU rationalization efforts; and
•a brick and mortar sales decline in the insulated beverageware category in Home & Outdoor.

These factors were partially offset by:
•an increase in consolidated online channel sales;
•stronger consumer demand for products in the home and travel categories in Home & Outdoor; and
•higher sales of thermometry, heaters, and water filtration products in Beauty & Wellness.

Net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $4.6 million, or 0.8%.

Net sales revenue from our Leadership Brands was $457.7 million, compared to $451.5 million for the same period last year, representing an increase of 1.4%.

Comparison of First Nine Months of Fiscal 2024 to First Nine Months of Fiscal 2023
Consolidated net sales revenue decreased $72.2 million, or 4.5%, to $1,515.8 million, compared to $1,588.1 million, primarily driven by a decrease from Organic business of $83.8 million, or 5.3%. The decline in Organic business was primarily due to:
•lower sales of fans, heaters, humidification and air filtration products in Beauty & Wellness primarily driven by softer consumer demand, our SKU rationalization efforts, and reduced orders from retail customers as they rebalance trade inventory in line with softer consumer demand in certain categories;
•a decline in Home & Outdoor primarily due to lower home category sales in the club and closeout channels and lower brick and mortar sales in the insulated beverageware category; and
•a decline in sales of hair appliances in Beauty & Wellness.

These factors were partially offset by:
•an increase in consolidated online channel sales reflecting improved replenishment orders from certain retail customers;
•stronger consumer demand for travel-related products in Home & Outdoor; and
•growth in sales of thermometry which drove higher international sales.

The Curlsmith acquisition contributed $6.1 million, or 0.4%, to consolidated net sales revenue growth.

Net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $5.4 million, or 0.3%.

Net sales revenue from our Leadership Brands was $1,289.0 million, compared to $1,338.8 million for the same period last year, representing a decrease of 3.7%.

Segment Net Sales Revenue

Home & Outdoor

Comparison of Third Quarter Fiscal 2024 to Third Quarter Fiscal 2023
Net sales revenue increased $7.0 million, or 3.1%, to $235.9 million, compared to $228.9 million. The increase was driven by a growth from Organic business of $4.5 million, or 2.0%, primarily due to:
•higher home category sales in the club and online channels due to strong consumer demand and in the brick and mortar channel due to expanded distribution;
•an increase in online channel sales in the insulated beverageware category, primarily driven by the expanded distribution of our new travel tumbler;
•higher travel-related product sales; and
•an increase in closeout channel sales in the insulated beverageware category.

These factors were partially offset by:
•reduced sales to Bed, Bath & Beyond as a result of their bankruptcy;
•a brick and mortar sales decline in the insulated beverageware category; and
•lower home category sales in the closeout channel.

Net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $2.5 million, or 1.1%.

Comparison of First Nine Months of Fiscal 2024 to First Nine Months of Fiscal 2023
Net sales revenue decreased $10.7 million, or 1.5%, to $693.1 million, compared to $703.8 million. The decrease was driven by a decline from Organic business of $13.3 million, or 1.9%, primarily due to:
•a brick and mortar sales decline in the insulated beverageware category;
•reduced sales to Bed, Bath & Beyond as a result of their bankruptcy; and
•lower home category sales in the club and closeout channels.

These factors were partially offset by:
•an increase in online channel sales reflecting improved replenishment orders from certain retail customers, stronger demand for products in the home category and the launch of our new travel tumbler;
•higher brick and mortar home category sales due to new and expanded retailer distribution and improved replenishment orders from certain retail customers;
•stronger consumer demand for travel-related products; and
•an increase in closeout channel sales in the insulated beverageware and travel categories.

Net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $2.6 million, or 0.4%.

Beauty & Wellness

Comparison of Third Quarter Fiscal 2024 to Third Quarter Fiscal 2023
Net sales revenue decreased $16.0 million, or 4.9%, to $313.7 million, compared to $329.7 million. The decline was driven by a decrease from Organic business of $18.1 million, or 5.5%, primarily due to:
•a decline in sales of hair appliances;
•a decline in humidification reflecting a slow start to the cough/cold/flu season as compared to the prior year period; and
•lower sales of air filtration products and fans, primarily driven by softer consumer demand and our SKU rationalization efforts.

The decline was partially offset by:
•growth in sales of thermometry which drove higher international sales;
•an increase in sales of heaters and water filtration products; and
•an increase in sales of prestige hair care products.

Net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $2.1 million, or 0.6%.

Comparison of First Nine Months of Fiscal 2024 to First Nine Months of Fiscal 2023
Net sales revenue decreased $61.5 million, or 7.0%, to $822.8 million, compared to $884.3 million. The decline was driven by a decrease from Organic business of $70.4 million, or 8.0%, primarily due to:
•lower sales of fans, air filtration products, and heaters, primarily driven by softer consumer demand, our SKU rationalization efforts, and reduced orders from retail customers as they rebalance trade inventory in line with softer consumer demand in certain categories;
•a decline in humidification reflecting reduced orders from retail customers as they rebalance trade inventory levels, a slow start to the cough/cold/flu season and the comparative impact of high COVID-related incidence in the prior year period; and
•a decline in sales of hair appliances.

The decline was partially offset by:
•growth in sales of thermometry which drove higher international sales;
•an increase in sales of prestige hair care products; and
•an increase in water filtration product sales.

The Curlsmith acquisition contributed $6.1 million, or 0.7%, to segment net sales revenue growth.

Net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $2.8 million, or 0.3%.

Consolidated Gross Profit Margin

Comparison of Third Quarter Fiscal 2024 to Third Quarter Fiscal 2023
Consolidated gross profit margin increased 2.1 percentage points to 48.0%, compared to 45.9%. The increase in consolidated gross profit margin was primarily due to:
•lower inbound freight costs;
•the favorable impact of our SKU rationalization efforts in Beauty & Wellness; and
•a more favorable customer mix within Home & Outdoor.

These factors were partially offset by a less favorable product mix within Beauty & Wellness.

Comparison of First Nine Months of Fiscal 2024 to First Nine Months of Fiscal 2023
Consolidated gross profit margin increased 3.4 percentage points to 46.8%, compared to 43.4%. The increase in consolidated gross profit margin was primarily due to:
•lower inbound freight costs;
•the favorable comparative impact of EPA compliance costs of $16.9 million incurred in the prior year period;
•the favorable impact of our SKU rationalization efforts in Beauty & Wellness; and
•a more favorable customer mix within Home & Outdoor.

Consolidated SG&A

Comparison of Third Quarter Fiscal 2024 to Third Quarter Fiscal 2023
Consolidated SG&A ratio decreased 2.5 percentage points to 27.8%, compared to 30.3%. The decrease in the consolidated SG&A ratio was primarily due to:
•a gain on the sale of our distribution and office facilities in El Paso, Texas of $34.2 million;
•lower salary and wage costs primarily as a result of our Project Pegasus role reductions;
•the favorable comparative impact of EPA compliance costs of $1.7 million incurred in the prior year period; and
•lower outbound freight costs.

These factors were partially offset by:
•the unfavorable comparative impact of a gain from insurance recoveries of $9.7 million recognized in the prior year period;
•an increase in annual incentive compensation expense;
•higher marketing expense;
•a charge of $1.4 million related to the bankruptcy of Rite Aid; and
•increased distribution expense.

Comparison of First Nine Months of Fiscal 2024 to First Nine Months of Fiscal 2023
Consolidated SG&A ratio increased 0.5 percentage points to 33.0%, compared to 32.5%. The increase in the consolidated SG&A ratio was primarily due to:
•an increase in annual incentive compensation expense;
•higher marketing expense;
•the unfavorable comparative impact of a gain from insurance recoveries of $9.7 million recognized in the prior year period;
•increased distribution expense;
•a charge of $4.2 million related to the bankruptcy of Bed, Bath & Beyond;
•a charge of $1.4 million related to the bankruptcy of Rite Aid;
•an increase in depreciation expense primarily due to our new distribution facility; and
•the unfavorable leverage impact of the overall decrease in net sales.

These factors were partially offset by:
•a gain on the sale of our distribution and office facilities in El Paso, Texas of $34.2 million;
•lower share-based compensation expense;
•the favorable comparative impact of EPA compliance costs of $5.2 million incurred in the prior year period; and
•lower outbound freight costs.

Restructuring Charges

During the three and nine month periods ended November 30, 2023, we incurred $3.9 million and $14.9 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were primarily comprised of professional fees and severance and employee related costs. We recognized $10.5 million and $15.2 million of pre-tax restructuring costs during the three and nine month periods ended November 30, 2022, respectively, in connection with Project Pegasus, which primarily included professional fees and severance and employee related costs. During the nine month periods ended November 30, 2023 and November 30, 2022, we made total cash restructuring payments of $17.5 million and $5.4 million, respectively. We had a remaining liability of $3.9 million as of November 30, 2023.

Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment

In order to provide a better understanding of the impact of certain items on our operating income, the tables that follow report the comparative pre-tax impact of acquisition-related expenses, Bed, Bath & Beyond bankruptcy, EPA compliance costs, gain from insurance recoveries, gain on sale of distribution and office facilities, restructuring charges, amortization of intangible assets, and non-cash share-based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods presented below. Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended November 30, 2023
(in thousands)	Home & Outdoor		Beauty & Wellness (1)		Total
Operating income, as reported (GAAP)	$49,514	21.0%	$57,413	18.3%	$106,927	19.5%
Gain on sale of distribution and office facilities	(16,175)	(6.9)%	(18,015)	(5.7)%	(34,190)	(6.2)%
Restructuring charges	583	0.2%	3,307	1.1%	3,890	0.7%
Subtotal	33,922	14.4%	42,705	13.6%	76,627	13.9%
Amortization of intangible assets	1,781	0.8%	2,827	0.9%	4,608	0.8%
Non-cash share-based compensation	4,061	1.7%	4,518	1.4%	8,579	1.6%
Adjusted operating income (non-GAAP)	$39,764	16.9%	$50,050	16.0%	$89,814	16.3%

	Three Months Ended November 30, 2022
(in thousands)	Home & Outdoor		Beauty & Wellness (1)		Total
Operating income, as reported (GAAP)	$30,847	13.5%	$46,346	14.1%	$77,193	13.8%
Acquisition-related expenses	(2)	—%	2	—%	—	—%
EPA compliance costs	—	—%	2,103	0.6%	2,103	0.4%
Gain from insurance recoveries	—	—%	(9,676)	(2.9)%	(9,676)	(1.7)%
Restructuring charges	5,090	2.2%	5,373	1.6%	10,463	1.9%
Subtotal	35,935	15.7%	44,148	13.4%	80,083	14.3%
Amortization of intangible assets	1,756	0.8%	2,896	0.9%	4,652	0.8%
Non-cash share-based compensation	2,169	0.9%	5,772	1.8%	7,941	1.4%
Adjusted operating income (non-GAAP)	$39,860	17.4%	$52,816	16.0%	$92,676	16.6%

	Nine Months Ended November 30, 2023
(in thousands)	Home & Outdoor		Beauty & Wellness (1)		Total
Operating income, as reported (GAAP)	$107,729	15.5%	$86,684	10.5%	$194,413	12.8%
Bed, Bath & Beyond bankruptcy	3,087	0.4%	1,126	0.1%	4,213	0.3%
Gain on sale of distribution and office facilities	(16,175)	(2.3)%	(18,015)	(2.2)%	(34,190)	(2.3)%
Restructuring charges	4,644	0.7%	10,218	1.2%	14,862	1.0%
Subtotal	99,285	14.3%	80,013	9.7%	179,298	11.8%
Amortization of intangible assets	5,322	0.8%	8,537	1.0%	13,859	0.9%
Non-cash share-based compensation	11,846	1.7%	13,259	1.6%	25,105	1.7%
Adjusted operating income (non-GAAP)	$116,453	16.8%	$101,809	12.4%	$218,262	14.4%

	Nine Months Ended November 30, 2022
(in thousands)	Home & Outdoor		Beauty & Wellness (1)		Total
Operating income, as reported (GAAP)	$102,722	14.6%	$55,356	6.3%	$158,078	10.0%
Acquisition-related expenses	117	—%	2,667	0.3%	2,784	0.2%
EPA compliance costs	—	—%	22,101	2.5%	22,101	1.4%
Gain from insurance recoveries	—	—%	(9,676)	(1.1)%	(9,676)	(0.6)%
Restructuring charges	5,562	0.8%	9,679	1.1%	15,241	1.0%
Subtotal	108,401	15.4%	80,127	9.1%	188,528	11.9%
Amortization of intangible assets	5,255	0.7%	8,407	1.0%	13,662	0.9%
Non-cash share-based compensation	10,807	1.5%	21,248	2.4%	32,055	2.0%
Adjusted operating income (non-GAAP)	$124,463	17.7%	$109,782	12.4%	$234,245	14.8%

(1)The three and nine month periods ended November 30, 2023 includes a full three and nine months, respectively, of operating results from Curlsmith, acquired on April 22, 2022, compared to approximately thirteen and thirty-two weeks of operating results in the three and nine month periods ended November 30, 2022, respectively. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

Consolidated Operating Income

Comparison of Third Quarter Fiscal 2024 to Third Quarter Fiscal 2023
Consolidated operating income was $106.9 million, or 19.5% of net sales revenue, compared to $77.2 million, or 13.8% of net sales revenue. The 5.7 percentage point increase in consolidated operating margin was primarily due to:
•a gain on the sale of our distribution and office facilities in El Paso, Texas of $34.2 million;
•lower inbound and outbound freight costs;
•a decrease in restructuring charges of $6.6 million;
•lower salary and wage costs primarily as a result of our Project Pegasus role reductions;
•the favorable comparative impact of EPA compliance costs of $2.1 million incurred in the prior year period;
•the favorable impact of our SKU rationalization efforts in Beauty & Wellness; and
•a more favorable customer mix within Home & Outdoor.

These factors were partially offset by:
•the unfavorable comparative impact of a gain from insurance recoveries of $9.7 million recognized in the prior year period;
•an increase in annual incentive compensation expense;
•higher marketing expense;
•increased distribution expense;
•a charge of $1.4 million related to the bankruptcy of Rite Aid; and
•a less favorable product mix within Beauty & Wellness.

Consolidated adjusted operating income decreased 3.1% to $89.8 million, or 16.3% of net sales revenue, compared to $92.7 million, or 16.6% of net sales revenue.

Comparison of First Nine Months of Fiscal 2024 to First Nine Months of Fiscal 2023
Consolidated operating income was $194.4 million, or 12.8% of net sales revenue, compared to $158.1 million, or 10.0% of net sales revenue. The 2.8 percentage point increase in consolidated operating margin was primarily due to:
•lower inbound and outbound freight costs;
•a gain on the sale of our distribution and office facilities in El Paso, Texas of $34.2 million;
•the favorable comparative impact of EPA compliance costs of $22.1 million incurred in the prior year period;
•reduced share-based compensation expense;

•the favorable impact of our SKU rationalization efforts in Beauty & Wellness; and
•a more favorable customer mix within Home & Outdoor.

These factors were partially offset by:
•increased annual incentive compensation expense;
•higher marketing expense;
•the unfavorable comparative impact of a gain from insurance recoveries of $9.7 million recognized in the prior year period;
•higher distribution expense;
•a charge of $4.2 million related to the bankruptcy of Bed, Bath & Beyond;
•a charge of $1.4 million related to the bankruptcy of Rite Aid;
•an increase in depreciation expense primarily due to our new distribution facility; and
•unfavorable leverage impact of the overall decrease in net sales.

Consolidated adjusted operating income decreased 6.8% to $218.3 million, or 14.4% of net sales revenue, compared to $234.2 million, or 14.8% of net sales revenue.

Home & Outdoor

Comparison of Third Quarter Fiscal 2024 to Third Quarter Fiscal 2023
Operating income was $49.5 million, or 21.0% of segment net sales revenue, compared to $30.8 million, or 13.5% of segment net sales revenue. The 7.5 percentage point increase in segment operating margin was primarily due to:
•a gain on the sale of our distribution and office facilities in El Paso, Texas of $16.2 million;
•lower inbound and outbound freight costs;
•a decrease in restructuring charges of $4.5 million;
•lower commodity costs;
•lower salary and wage costs primarily as a result of our Project Pegasus role reductions; and
•a more favorable customer mix.

These factors were partially offset by:
•higher distribution expense;
•increased marketing expense;
•an increase in inventory obsolescence expense;
•higher share-based compensation expense;
•increased annual incentive compensation expense; and
•an increase in depreciation expense primarily due to our new distribution facility.

Adjusted operating income decreased 0.2% to $39.8 million, or 16.9% of segment net sales revenue, compared to $39.9 million, or 17.4% of segment net sales revenue.

Comparison of First Nine Months of Fiscal 2024 to First Nine Months of Fiscal 2023
Operating income was $107.7 million, or 15.5% of segment net sales revenue, compared to $102.7 million, or 14.6% of segment net sales revenue. The 0.9 percentage point increase in segment operating margin was primarily due to:
•lower inbound freight costs;
•a gain on the sale of our distribution and office facilities in El Paso, Texas of $16.2 million; and
•a more favorable customer mix.

These factors were partially offset by:
•higher distribution expense;
•increased marketing expense;

•an increase in inventory obsolescence expense;
•an increase in depreciation expense primarily due to our new distribution facility;
•a charge of $3.1 million related to the bankruptcy of Bed, Bath & Beyond; and
•increased annual incentive compensation expense.

Adjusted operating income decreased 6.4% to $116.5 million, or 16.8% of segment net sales revenue, compared to $124.5 million, or 17.7% of segment net sales revenue.

Beauty & Wellness

Comparison of Third Quarter Fiscal 2024 to Third Quarter Fiscal 2023
Operating income was $57.4 million, or 18.3% of segment net sales revenue, compared to $46.3 million, or 14.1% of segment net sales revenue. The 4.2 percentage point increase in segment operating margin was primarily due to:
•a gain on the sale of our distribution and office facilities in El Paso, Texas of $18.0 million;
•lower inbound and outbound freight costs;
•reduced inventory obsolescence expense;
•the favorable comparative impact of EPA compliance costs of $2.1 million incurred in the prior year period;
•a decrease in restructuring charges of $2.1 million;
•the favorable impact of our SKU rationalization efforts;
•decreased distribution expense;
•reduced share-based compensation expense; and
•lower salary and wage costs primarily as a result of Project Pegasus role reductions.

These factors were partially offset by:
•the unfavorable comparative impact of a gain from insurance recoveries of $9.7 million recognized in the prior year period;
•an increase in annual incentive compensation expense;
•higher marketing expense;
•the unfavorable comparative impact of duty refunds received in the prior year period;
•a charge of $1.4 million related to the bankruptcy of Rite Aid;
•unfavorable operating leverage; and
•a less favorable product mix.

Adjusted operating income decreased 5.2% to $50.1 million, or 16.0% of segment net sales revenue, compared to $52.8 million, or 16.0% of segment net sales revenue.

Comparison of First Nine Months of Fiscal 2024 to First Nine Months of Fiscal 2023
Operating income was $86.7 million, or 10.5% of segment net sales revenue, compared to $55.4 million, or 6.3% of segment net sales revenue. The 4.2 percentage point increase in segment operating margin was primarily due to:
•lower inbound and outbound freight costs;
•the favorable comparative impact of EPA compliance costs of $22.1 million incurred in the prior year period;
•a gain on the sale of our distribution and office facilities in El Paso, Texas of $18.0 million;
•reduced share-based compensation expense;
•decreased distribution expense;
•the favorable impact of our SKU rationalization efforts;
•a decrease in inventory obsolescence expense; and
•the favorable comparative impact of acquisition-related expense incurred in connection with the Curlsmith transaction during the prior year period.

These factors were partially offset by:
•higher annual incentive compensation expense;
•the unfavorable comparative impact of a gain from insurance recoveries of $9.7 million recognized in the prior year period;
•higher marketing expense;
•a charge of $1.4 million related to the bankruptcy of Rite Aid; and
•unfavorable operating leverage.

Adjusted operating income decreased 7.3% to $101.8 million, or 12.4% of segment net sales revenue, compared to $109.8 million, or 12.4% of segment net sales revenue.

Interest Expense

Comparison of Third Quarter Fiscal 2024 to Third Quarter Fiscal 2023
Interest expense was $12.9 million, compared to $13.1 million. The decrease in interest expense was primarily due to lower average levels of debt outstanding, partially offset by a higher average interest rate compared to the same period last year.

Comparison of First Nine Months of Fiscal 2024 to First Nine Months of Fiscal 2023
Interest expense was $40.6 million, compared to $26.7 million. The increase in interest expense was primarily due to a higher average interest rate, partially offset by lower average levels of debt outstanding compared to the same period last year.

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

For the three months ended November 30, 2023, income tax expense as a percentage of income before income tax was 19.5% compared to 19.1% for the same period last year. The year-over-year increase in the effective tax rate is primarily due to tax expense recognized for the gain on the sale of our distribution and office facilities in El Paso, Texas during the third quarter of fiscal 2023 and an increase in tax expense for other discrete items, partially offset by shifts in the mix of income in our various tax jurisdictions. For the nine months ended November 30, 2023, income tax expense as a percentage of income before income tax was 18.4% compared to 18.6% for the same period last year primarily due to a decrease in tax expense for discrete items (excluding the gain on the sale of our El Paso facilities) and shifts in the mix of income in our various tax jurisdictions, partially offset by tax expense recognized for the gain on the sale of our distribution and office facilities in El Paso, Texas during the third quarter of fiscal 2023.

Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP)

In order to provide a better understanding of the impact of certain items on our income and diluted EPS, the tables that follow report the comparative after-tax impact of acquisition-related expenses, Bed, Bath & Beyond bankruptcy, EPA compliance costs, gain from insurance recoveries, gain on sale of distribution and office facilities, restructuring charges, amortization of intangible assets, and non-cash share-based compensation, as applicable, on income and diluted EPS for the periods presented below. Adjusted income and adjusted diluted EPS may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended November 30, 2023
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$94,248	$18,350	$75,898	$3.96	$0.77	$3.19
Gain on sale of distribution and office facilities	(34,190)	(8,787)	(25,403)	(1.44)	(0.37)	(1.07)
Restructuring charges	3,890	49	3,841	0.16	—	0.16
Subtotal	63,948	9,612	54,336	2.69	0.40	2.28
Amortization of intangible assets	4,608	606	4,002	0.19	0.03	0.17
Non-cash share-based compensation	8,579	532	8,047	0.36	0.02	0.34
Adjusted (non-GAAP)	$77,135	$10,750	$66,385	$3.24	$0.45	$2.79

Weighted average shares of common stock used in computing diluted EPS						23,813

	Three Months Ended November 30, 2022
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$64,049	$12,223	$51,826	$2.66	$0.51	$2.15
Acquisition-related expenses	—	—	—	—	—	—
EPA compliance costs	2,103	32	2,071	0.09	—	0.09
Gain from insurance recoveries	(9,676)	(121)	(9,555)	(0.40)	(0.01)	(0.40)
Restructuring charges	10,463	131	10,332	0.43	0.01	0.43
Subtotal	66,939	12,265	54,674	2.78	0.51	2.27
Amortization of intangible assets	4,652	534	4,118	0.19	0.02	0.17
Non-cash share-based compensation	7,941	474	7,467	0.33	0.02	0.31
Adjusted (non-GAAP)	$79,532	$13,273	$66,259	$3.30	$0.55	$2.75

Weighted average shares of common stock used in computing diluted EPS						24,078

	Nine Months Ended November 30, 2023
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$154,313	$28,453	$125,860	$6.43	$1.19	$5.25
Bed, Bath & Beyond bankruptcy	4,213	53	4,160	0.18	—	0.17
Gain on sale of distribution and office facilities	(34,190)	(8,787)	(25,403)	(1.42)	(0.37)	(1.06)
Restructuring charges	14,862	185	14,677	0.62	0.01	0.61
Subtotal	139,198	19,904	119,294	5.80	0.83	4.97
Amortization of intangible assets	13,859	1,819	12,040	0.58	0.08	0.50
Non-cash share-based compensation	25,105	1,558	23,547	1.05	0.06	0.98
Adjusted (non-GAAP)	$178,162	$23,281	$154,881	$7.42	$0.97	$6.45

Weighted average shares of common stock used in computing diluted EPS						23,996

	Nine Months Ended November 30, 2022
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$131,575	$24,482	$107,093	$5.46	$1.02	$4.45
Acquisition-related expenses	2,784	2	2,782	0.12	—	0.12
EPA compliance costs	22,101	332	21,769	0.92	0.01	0.90
Gain from insurance recoveries	(9,676)	(121)	(9,555)	(0.40)	(0.01)	(0.40)
Restructuring charges	15,241	192	15,049	0.63	0.01	0.62
Subtotal	162,025	24,887	137,138	6.73	1.03	5.69
Amortization of intangible assets	13,662	1,581	12,081	0.57	0.07	0.50
Non-cash share-based compensation	32,055	2,128	29,927	1.33	0.09	1.24
Adjusted (non-GAAP)	$207,742	$28,596	$179,146	$8.63	$1.19	$7.44

Weighted average shares of common stock used in computing diluted EPS						24,086

Comparison of Third Quarter Fiscal 2024 to Third Quarter Fiscal 2023
Net income was $75.9 million, compared to $51.8 million. Diluted EPS was $3.19, compared to $2.15. Diluted EPS increased primarily due to higher operating income in both the Home & Outdoor and Beauty & Wellness segments, lower weighted average diluted shares outstanding and a decrease in interest expense, partially offset by an increase in the effective income tax rate.

Adjusted income increased $0.1 million, or 0.2%, to $66.4 million, compared to $66.3 million. Adjusted diluted EPS increased 1.5% to $2.79, compared to $2.75.

Comparison of First Nine Months of Fiscal 2024 to First Nine Months of Fiscal 2023
Net income was $125.9 million, compared to $107.1 million. Diluted EPS was $5.25, compared to $4.45. Diluted EPS increased primarily due to higher operating income in both the Beauty & Wellness and Home & Outdoor segments and lower weighted average diluted shares outstanding, partially offset by higher interest expense.

Adjusted income decreased $24.3 million, or 13.5%, to $154.9 million, compared to $179.1 million. Adjusted diluted EPS decreased 13.3% to $6.45, compared to $7.44.

Liquidity and Capital Resources

We principally rely on our cash flow from operations and borrowings under our Credit Agreement (as defined below) to finance our operations, capital and intangible asset expenditures, acquisitions and share repurchases. Historically, our principal uses of cash to fund our operations have included operating expenses, primarily SG&A, and working capital, predominantly for inventory purchases and the extension of credit to our retail customers. We have typically been able to generate positive cash flow from operations sufficient to fund our operating activities. In the past, we have utilized a combination of available cash and existing, or additional, sources of financing to fund strategic acquisitions, share repurchases and capital investments. We generated $232.5 million in cash from operations during the first nine months of fiscal 2024 and had $25.2 million in cash and cash equivalents at November 30, 2023. As of November 30, 2023, the amount of cash and cash equivalents held by our foreign subsidiaries was $20.7 million. We have no existing activities involving special purpose entities or off-balance sheet financing.

We believe our short-term liquidity requirements will primarily consist of operating and working capital requirements, capital expenditures and interest payments on our debt. We maintained elevated outstanding borrowings under the Credit Agreement during fiscal 2023 in order to fund the acquisitions of Osprey and Curlsmith and the construction of our new distribution facility. With the completion of our new distribution facility in March 2023, we expect a more normalized level of capital expenditures in fiscal 2024. As a result of our expected decrease in cash utilized for investing activities, we plan to continue to repay amounts outstanding under our Credit Agreement. Accordingly, borrowings outstanding under the Credit Agreement have decreased during fiscal 2024, and we expect a further decrease during the remainder of fiscal 2024 compared to fiscal 2023. If interest rates continue to increase and adverse economic changes occur, our access to credit on favorable interest rate terms may be impacted. In an economic downturn, we may also be unable to raise capital through debt or equity financings on terms acceptable to us or at all. Covenants in our Credit Agreement could also have consequences on our operations, including restricting or delaying our ability to obtain additional financing, potentially limiting our ability to adjust to rapidly changing market conditions or respond to business opportunities. Additionally, in challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business and our liquidity requirements.

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

Operating Activities

Operating activities provided net cash of $232.5 million for the nine months ended November 30, 2023, compared to net cash provided of $49.5 million for the same period last year. The increase in cash provided by operating activities was primarily driven by an increase in cash earnings and decreases in cash used for inventory purchases, annual incentive compensation payments, and income taxes partially offset by increases in cash used primarily for interest payments, restructuring activities, and accounts receivable to extend credit to our retail customers.

Investing Activities

Investing activities provided net cash of $14.0 million during the nine months ended November 30, 2023, compared to net cash used of $290.7 million for the same period last year. The increase in cash provided by investing activities was primarily due to the comparative impacts of the Curlsmith acquisition during the first quarter of fiscal 2023, and a decrease in capital and intangible asset expenditures during fiscal 2024. Proceeds received from the sale of our distribution and office facilities in El Paso, Texas also contributed to the increase in cash provided by investing activities. We made investments in capital and intangible asset expenditures of $29.7 million during the nine months ended November 30, 2023, compared to $146.2 million for the same period last year. The decrease in capital and intangible asset expenditures was primarily due to the completion of our new two million square foot distribution facility in March 2023 for which we incurred the bulk of capital expenditures during the prior year period. Capital and intangible asset expenditures during both periods also included expenditures for computer, software, furniture and other equipment and tools, molds, and other production equipment.

Financing Activities

Financing activities used net cash of $250.3 million during the nine months ended November 30, 2023, compared to net cash provided of $253.1 million for the same period last year. The increase in cash used by financing activities is primarily due to repayments made on our revolving loans and payments for repurchases of common stock during the nine months ended November 30, 2023 in comparison to net borrowings of $266.5 million during the same period last year.

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

The floating interest rates on our borrowings under the Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $625 million and $425 million of the outstanding principal balance under the revolving loans as of November 30, 2023 and February 28, 2023, respectively. For additional information regarding our interest rate swaps, see Notes 11, 12, and 13 to the accompanying condensed consolidated financial statements.

As of November 30, 2023, the outstanding Credit Agreement principal balance was $737.2 million (excluding prepaid financing fees), the balance of outstanding letters of credit was $15.5 million and the amount available for borrowings under the Credit Agreement was $739.5 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of November 30, 2023, these covenants effectively limited our ability to incur more than $336.2 million of additional debt from all sources, including the Credit Agreement, or $569.6 million in the event a qualified acquisition is consummated.

As of November 30, 2023, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

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
•the risks associated with trade barriers, exchange controls, expropriations, and other risks associated with domestic and foreign operations including uncertainty and business interruptions resulting from political changes and events in the U.S. and abroad, and volatility in the global credit and financial markets and economy;
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

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective at the reasonable assurance level. During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
September 1 through September 30, 2023	2,291	$116.01	2,291	$348,822
October 1 through October 31, 2023	320	98.28	320	348,791
November 1 through November 30, 2023	90	97.93	90	348,782
Total	2,701	$113.31	2,701

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three month period ended November 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.	EXHIBITS
	(a)	Exhibits

10.1†
Severance Agreement between Helen of Troy Nevada Corporation and Brian Grass, dated September 25, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2023).

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 30, 2023, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.

		104	Cover Page, Interactive Data File formatted in iXBRL and contained in Exhibit 101.

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	January 8, 2024	/s/ Julien R. Mininberg
Julien R. Mininberg
Chief Executive Officer, Director and Principal Executive Officer

Date:	January 8, 2024	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer