Form 10-K
period 2024-02-29
HELEN OF TROY LTD
filed 2024-04-24
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of August 31, 2023, based upon the closing price of the common shares as reported by The NASDAQ Global Select Market on such date, was approximately $2,883.4 million.
As of April 18, 2024, there were 23,810,028 common shares, $0.10 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2024 Annual General Meeting of Shareholders to be filed within one hundred and twenty days of the fiscal year ended February 29, 2024 (2024 Proxy Statement) are incorporated by reference into Part III of this report to the extent described herein.

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

PART I

Item 1. Business

Our Company

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. We have built leading market positions through new product innovation, product quality and competitive pricing. We go to market under a number of brands, some of which are licensed. Our Leadership Brands are brands which have leading positions in their respective categories and include the OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools and Drybar brands.

Segment Information

We currently operate in two business segments:
•Home & Outdoor: Offers a broad range of outstanding world-class brands that help consumers enjoy everyday living inside their homes and outdoors. Our innovative products for home activities include food preparation and storage, cooking, cleaning, organization, and beverage service. Our outdoor performance range, on-the-go food storage, and beverageware includes lifestyle hydration products, coolers and food storage solutions, backpacks, and travel gear. Sales for this global segment are primarily to online and brick & mortar retailers and through our direct-to-consumer channel.
•Beauty & Wellness: Provides consumers with a broad range of outstanding world-class brands for beauty and wellness. In Beauty, we deliver innovation through products such as hair styling appliances, grooming tools, and liquid and aerosol personal care products that help consumers look and feel more beautiful. In Wellness, we are there when you need us most with highly regarded humidifiers, thermometers, water and air purifiers, heaters, and fans. Sales for this global segment are primarily to online and brick & mortar retailers, distributors, and through our direct-to-consumer channel.

For more segment and geographic information concerning our net sales revenue, long-lived assets and operating income, refer to Note 17 to the accompanying consolidated financial statements.

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

Fiscal 2020 began Phase II of our transformation, which was designed to drive the next five years of progress. The long-term objectives of Phase II included improved organic sales growth, continued margin expansion, and strategic and effective capital deployment. Phase II included plans to continue to invest in our Leadership Brands, with a focus on growing them through consumer-centric innovation, expanding them more aggressively outside the U.S., and adding new brands through acquisition. We sought to build further shared service capability and operating efficiency, as well as focus on attracting, retaining, unifying and training the best people. Additionally, we strove to enhance and consolidate our Environmental, Social and Governance (“ESG”) efforts and accelerate programs related to Diversity, Equity, Inclusion, and Belonging (“DEI&B”) to support our Phase II transformation.

Fiscal 2024 concluded Phase II of our transformation strategy, which produced net sales and organic net sales growth and gross profit margin expansion. We expanded our Leadership Brands and international footprint with the acquisitions of Drybar, Osprey and Curlsmith. We completed the divestiture of our Personal Care business (as defined below) and extended our Revlon trademark license for a period of up to 100 years. We strategically and effectively deployed capital to construct our new distribution facility in Gallaway, Tennessee, repurchased shares of our common stock, and repaid amounts outstanding under our long-term debt agreement. We began publishing an annual ESG Report, which summarizes our ESG strategy and performance, providing further transparency into our ESG efforts. During Phase II, we also initiated a global restructuring plan referred to as “Project Pegasus” intended to expand operating margins through initiatives designed to improve efficiency and effectiveness and reduce costs.

Project Pegasus includes initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending and improve our cash flow and working capital, as well as other activities. We anticipate these initiatives will create operating efficiencies, as well as provide a platform to fund future growth investments. During the fourth quarter of fiscal 2023, we made changes to the structure of our organization, which resulted in our previous Health & Wellness and Beauty operating segments being combined into a single reportable segment, the creation of a North America RMO responsible for sales and go-to-market strategies, and further centralization of operations and finance functions under shared services to better support our business segments and RMOs. This new structure reduced the size of our global workforce by approximately 10%. We believe that these changes better focus business segment resources on brand development, consumer-centric innovation and marketing, the RMOs on sales and go-to-market strategies, and shared services on their respective areas of expertise while also creating a more efficient and effective organizational structure. During the second quarter of fiscal 2024, we announced plans to geographically consolidate the U.S. Beauty business, currently located in El Paso, Texas, and Irvine, California, and co-locate it with our Wellness business in the Boston, Massachusetts area. This geographic consolidation and relocation is the next step in our initiative to streamline and simplify the organization and is expected to be completed during fiscal 2025. We expect these changes will enable a greater opportunity to capture synergies and enhance collaboration and innovation within the Beauty & Wellness segment. See Note 11 to the accompanying consolidated financial statements for additional information.

Fiscal 2025 begins our “Elevate for Growth” era, which provides our strategic roadmap through fiscal 2030. The long-term objectives of Elevate for Growth include continued organic sales growth, further margin expansion, and accretive capital deployment through strategic acquisitions, share repurchases and capital structure management. The Elevate for Growth era includes an enhanced portfolio management strategy to invest in our brands and grow internationally based upon defined criteria with an emphasis on brand building, new product introductions and expanded distribution. We are continuing to execute our initiatives under Project Pegasus, which we expect to generate incremental investments in our brand portfolio and new capabilities. We intend to further leverage our operational scale and assets, including our new state-of-the-art distribution center, improved go-to-market structure with our North America RMO, and our expanded shared services capabilities. We also plan to complete the geographic consolidation of our Beauty & Wellness businesses, create a centralized marketing organization that embraces next-level data analytics and consumer insight capabilities, and further integrate our supply chain and finance functions within our shared services. Additionally, we are committed to fostering a winning culture and continuing our ESG efforts to support our Elevate for Growth era.

On April 22, 2022, we completed the acquisition of Recipe Products Ltd., a producer of innovative prestige hair care products for all types of curly and wavy hair under the Curlsmith brand (“Curlsmith”). The Curlsmith brand and products were added to the Beauty & Wellness segment. The total purchase consideration was $147.9 million in cash, net of a final net working capital adjustment and cash acquired. The acquisition of Curlsmith added another prestige market brand of products to our Beauty & Wellness portfolio and further advanced our Phase II objective of continuing to expand margin.

On December 29, 2021, we completed the acquisition of Osprey Packs, Inc. (“Osprey”), a longtime U.S. leader in technical and everyday packs, for $409.3 million in cash, net of a final net working capital adjustment and cash acquired. Osprey is highly respected in the outdoor industry with a product lineup that includes a wide range of backpacks and daypacks for hiking, mountaineering, skiing, climbing, mountain biking, trail running, commuting, and school, as well as rugged adventure travel packs, wheeled luggage, and travel accessories. The Osprey brand and products were added to the Home & Outdoor segment. The acquisition of Osprey complemented our outdoor platform, accelerated our international strategy and added a 9th Leadership Brand to the Company.

Consistent with our Phase II transformation strategy of focusing resources on our Leadership Brands, during the fourth quarter of fiscal 2020, we committed to a plan to divest certain assets within our Beauty & Wellness segment's mass channel personal care business, which included liquid, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium (“Personal Care”). On June 7, 2021, we completed the sale of our North America Personal Care business to HRB Brands LLC, for $44.7 million in cash and recognized a gain on the sale in selling, general and administrative expense (“SG&A”) totaling $0.5 million. On March 25, 2022, we completed the sale of the Latin America and Caribbean Personal Care business to HRB Brands LLC, for $1.8 million in cash and recognized a gain on the sale in SG&A totaling $1.3 million.

Our Products

The following table summarizes the types of products we sell by business segment:

Segment	Product Category	Primary Products
Home & Outdoor	Home Solutions
Food storage containers, kitchen utensils for cooking and preparing salads, fruits, vegetables and meats, graters, slicers and choppers, baking essentials, kitchen organization, bath, cleaning, infant and toddler products and coffee preparation tools and electronics

	Insulated Beverageware, Coolers and Food Storage Solutions	Insulated beverageware including bottles, travel tumblers, drinkware, and mugs, food and lunch containers, insulated totes, soft coolers, outdoor kitchenware and accessories
	Technical, Outdoor, Travel, and Lifestyle Packs and Accessories	Technical and outdoor sports packs, bike packs and bags, hydration and travel packs, duffel bags and luggage, lifestyle and everyday packs, kid carrier packs, and accessories
Beauty & Wellness	Hair Tools and Accessories	Mass, professional and prestige hair appliances, brushes, grooming tools and accessories
	Hair Liquids	Prestige shampoos, liquid hair styling products, treatments and conditioners
Wellness Devices and Consumables
Thermometers, blood pressure monitors, pulse oximeters, nasal aspirators, humidifiers, faucet mount and pitcher water filtration systems, air purifiers, heaters, fans, and humidification, thermometry, water filtration, and air purification consumables

Our Trademarks

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

The following table lists our key trademarks by segment:

Segment	Owned	Licensed
Home & Outdoor	OXO, Good Grips, Soft Works, OXO tot, OXO Brew, OXO Strive, OXO Outdoor, Hydro Flask, Osprey
Beauty & Wellness	Drybar, Hot Tools, Curlsmith, PUR	Revlon, Bed Head, Honeywell, Braun, Vicks

Patents and Other Intellectual Property

We maintain utility and design patents in the U.S. and several foreign countries. We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.

Sales and Marketing

We currently market our products in over 100 countries throughout the world. Sales within the U.S. comprised approximately 74% of total net sales revenue in both fiscal 2024 and 2023 and 78% of total net sales revenue in fiscal 2022. Our segments primarily sell their products through mass merchandisers, sporting goods retailers, department stores, drugstore chains, home improvement stores, grocery stores, specialty stores, prestige beauty chains, beauty supply retailers, e-commerce retailers, wholesalers, warehouse clubs, and various types of distributors, as well as directly to consumers. We take a consumer-centric approach to assortment planning by fostering close collaborations with our retail customers. In many instances, we produce specific versions of our product lines with exclusive designs and packaging for our retail customers, which are appropriately priced for their respective customer bases. We market products principally through the use of outside sales representatives and our own internal sales staff, supported by our internal marketing, category management, engineering, creative services, and customer and consumer service staff. These groups work closely together to develop pricing and distribution strategies, to design packaging and to help develop product line extensions and new products.

Research and Development

Our research and development activities focus on new, differentiated and innovative products designed to drive sustained organic growth. We continually invest to strengthen our product design and research and development capabilities, including extensive studies to gain consumer insights. Research and development expenses consist primarily of salaries and employee benefits, contracted development and testing efforts, and third-party design agencies associated with the development of products.

Manufacturing and Distribution

We contract with unaffiliated manufacturers, primarily in China, Mexico and Vietnam, to manufacture a significant portion of our finished goods for the Home & Outdoor segment and our Beauty & Wellness segment's hair appliances and accessories, as well as certain wellness product categories. The hair liquids category of the Beauty & Wellness segment sources most of its products from U.S. manufacturers. Finished goods manufactured by vendors in Asia comprised approximately 79%, 87%, and 88% of finished goods purchased in fiscal 2024, 2023, and 2022, respectively.

We occupy owned and leased office and distribution space in various locations to support our operations. These facilities include our U.S. headquarters in El Paso, Texas, and distribution centers in Southaven and Olive Branch, Mississippi and Gallaway, Tennessee, which are used to support a significant portion of our domestic distribution. See Note 4 to the accompanying consolidated financial statements for additional information.

Customers

Sales to our largest customer, Amazon.com Inc., accounted for approximately 21%, 17% and 19% of our consolidated net sales revenue in fiscal 2024, 2023 and 2022, respectively. Sales to our second largest customer, Target Corporation, accounted for approximately 10% in both fiscal 2024 and 2023 and 11% in fiscal 2022 of our consolidated net sales revenue. Sales to our third largest customer, Walmart, Inc., including its worldwide affiliates, accounted for approximately 9%, 10% and 11% of our consolidated net sales revenue in fiscal 2024, 2023 and 2022, respectively. No other customers accounted for 10% or more of consolidated net sales revenue during these fiscal years. Sales to our top five customers accounted for approximately 47%, 43% and 49% of our consolidated net sales revenue in fiscal 2024, 2023 and 2022, respectively.

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

Seasonality

The following table illustrates the seasonality of our net sales revenue by fiscal quarter as a percentage of annual net sales revenue for the periods presented:

	Fiscal Quarters Ended Last Day of Month
	2024	2023	2022
May	23.7%	24.5%	24.3%
August	24.5%	25.2%	21.4%
November	27.4%	26.9%	28.1%
February	24.4%	23.4%	26.2%

Our sales are seasonal due to different calendar events, holidays and seasonal weather and illness patterns. Historically, the third fiscal quarter produces the highest net sales revenue during the fiscal year.

Competitive Conditions

We generally sell our products in markets that are very competitive and mature. Our products compete against similar products of many large and small companies, including well-known global competitors. In many of the markets and industry segments in which we sell our products, we compete against other branded products as well as retailers' private-label brands. We believe that we have certain key competitive advantages, such as well recognized brands, engineering expertise and innovation, sourcing and supply chain know-how, and productive co-development relationships with our manufacturers. We support our products with advertising, promotions, strategic partnerships with ambassadors and influencers, and other marketing activities, as well as an extensive sales force in order to build awareness and to encourage new consumers to try our brands and products. We are well positioned in the industry segments and markets in which we operate, often holding a leadership or significant market share position. We believe these advantages allow us to bring our retailers a differentiated value proposition.

The following table summarizes our primary competitors by business segment:

Segment	Competitor
Home & Outdoor
Lifetime Brands, Inc. (KitchenAid), Breville Group, Corning Incorporated (Pyrex), Progressive International (SnapLock), Meyer Corporation (Farberware), Newell Brands Inc., Simple Human LLC, Yeti Holdings, Inc., Bradshaw International (GoodCook), PMI Worldwide (Stanley), Patagonia, Gregory Mountain Products, Mystery Ranch, CamelBak, The North Face, Deuter, Cotopaxi, Thule Group

Beauty & Wellness
Conair, Spectrum Brands Holdings Inc. (Remington), Coty Inc., Dyson Ltd, L'Oréal S.A., DevaCurl, SharkNinja, Inc., Exergen Corporation, Omron Healthcare, Inc., Crane Engineering, Newell Brands, Inc., Lasko Products, LLC, Vesync Co., Ltd (Levoit), The Clorox Company (Brita), Zero Technologies, LLC, Vornado Air Circulation Systems, Unilever (Blueair), Guardian Technologies LLC.

Environmental and Health and Safety Matters

Our operations are subject to national, state, local, and provincial jurisdictions’ environmental, health and safety laws and regulations and industry-specific product certifications. Many of the products we sell are subject to product safety laws and regulations in various jurisdictions. These laws and regulations specify the maximum allowable levels of certain materials that may be contained in our products, provide statutory prohibitions against misbranded and adulterated products, establish ingredients and manufacturing procedures for certain products, specify product safety testing requirements, and set product identification, labeling and claim requirements. For example, some of our Beauty & Wellness segment’s customers require that our hair appliances comply with various safety certifications, including UL certifications. Similarly, thermometers distributed by our Beauty & Wellness segment must comply with various regulations governing the production and distribution of medical devices. Additionally, some of our product lines are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the U.S. Environmental Protection Agency (the “EPA”), U.S. Customs and Border Protection, the U.S. Food and Drug Administration, and the U.S. Consumer Product Safety Commission.

During fiscal 2022, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. Our fiscal 2022 consolidated, and Beauty & Wellness segment’s, net sales revenue, gross profit and operating income were materially and adversely impacted by the stop shipment actions and the time needed to execute repackaging and relabeling plans. We resumed normalized levels of shipping of the affected inventory during fiscal 2022 and we completed the repackaging and relabeling of our existing inventory of impacted products during fiscal 2023. Additionally, as a result of continuing dialogue with the EPA, we executed further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products, which were also completed during fiscal 2023. Although we have not been notified of any fines or penalties imposed against us by the EPA related to this matter, there can be no assurances that such fines or penalties will not be imposed in the future.

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

The following table provides a summary of EPA compliance costs incurred during the periods presented:

	Fiscal Years Ended Last Day of February
(in thousands)	2024	2023		2022
Cost of goods sold	$—	$16,928	[1]	$17,728	[2]
SG&A	—	6,645		14,626
Total EPA compliance costs	$—	$23,573		$32,354
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

ESG Initiatives

We seek to maintain a best-in-class level of corporate governance on behalf of our stakeholders, including our associates, customers, consumers, communities, and shareholders. We also recognize the importance of environmental and social factors related to how we operate our business. We continued to enhance and consolidate our ESG efforts and accelerate programs related to DEI&B to support our Phase II transformation that concluded at the end of fiscal 2024, and we will continue these efforts as we enter our Elevate for Growth era.

The Corporate Governance Committee of our Board of Directors has oversight of ESG-related matters, including climate change risks and opportunities. Our ESG Task Force, which includes associate representatives from our business segments and global shared services, leads the development and implementation of our strategic ESG plan with the goal of aligning our ESG performance with relevant standards, such as the Sustainability Accounting Standards Board (“SASB”) and the Task Force on Climate Finance Disclosures (“TCFD”). In June 2023, we published our third ESG Report, which aligns with relevant standards such as the SASB, the TCFD and the Global Reporting Initiative. Our ESG Report summarizes our ESG strategy and performance, including in the areas of climate change, DEI&B and human capital, and environmental and natural capital management. Information in our ESG Report is not part of this Annual Report or any other report we file with, or furnish to, the Securities and Exchange Commission (“SEC”), except as expressly set forth by specific reference in such a filing.

We are implementing a system that is designed to minimize negative impacts of our practices on the environment and we continue to work on initiatives to reduce emissions in our supply chain and product use. As part of these efforts, and in order to strengthen our support of climate action, we became a signatory of ‘We Mean Business’, a coalition of organizations and businesses with a goal of catalyzing business action to accelerate the transition to a zero-carbon economy. With our participation in this coalition, we intend to (1) report climate change data and measures to the Carbon Disclosure Project aligned with the guidelines of the TCFD, (2) implement a responsible climate policy, and (3) develop targets which were approved in October 2021 by the Science Based Targets initiative.

We will also continue to advance our DEI&B efforts as part of our ESG initiatives to support our focus on attracting and retaining top talent, and to help promote a work environment where everyone has the opportunity to grow to their fullest potential. We believe progress on these ESG initiatives will have a positive impact on our shareholders, consumers, customers, our talented worldwide associates and the communities in which we are proud to live and work.

Human Capital

Overview

We are committed to fostering a positive and engaging culture of inclusion, care, belonging, and support where all people throughout our global workforce can thrive. Resources provided to enhance associates' “total well-being” include learning and development opportunities, charitable leave policy, financial and retirement planning advice and employee stock purchase programs, health and wellness programs, and product discounts. Perks and benefits vary by region and office. We also monitor our culture and associate engagement through a number of methods, including periodic culture surveys.

We have a performance evaluation and feedback process for all of our associates. We encourage career planning at all levels of the Company. We have a formal system for identifying and developing talent and growth for associates within our organization and support the creation of development and succession plans across key positions in the Company. Our senior leadership team develops and recommends to the Board of Directors succession plans for all of our senior management. Our compensation processes support fair and equitable pay for all of our associates and is based on a ‘pay for performance’ philosophy.

We believe our culture, fair pay, benefits, rewards and recognition, healthy-living initiatives, collaborative projects, and open communication between management and staff enables us to attract and retain talented associates.

Our Associates

As of February 29, 2024, we employed 1,927 full-time associates worldwide. We also use temporary, part-time and seasonal associates as needed.

None of our U.S. associates are covered by a collective bargaining agreement. Certain of our associates in Europe and Vietnam are covered by collective arrangements or works counsel in accordance with local practice. We have never experienced a work stoppage, and we believe that we have satisfactory working relations with our associates.

DEI&B

We believe that a diverse workforce is essential to innovation, growth, and the well-being of our associates. We celebrate the diversity of our people and value the unique perspectives they bring. We are committed to cultivating an inclusive culture where all of our associates can thrive and feel accepted for who they are.

We are advancing short- and long-term initiatives which include: leadership coaching and training to build awareness and sponsorship, recruitment actions to ensure we have diversity of new hires, associate learning programs to develop skills that foster inclusion, associate resource groups to further support inclusion, ongoing dialogue sessions with our associates and charitable donations to non-profit organizations whose missions and values align with our culture.

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

Business, Operational and Strategic Risks

•The geographic concentration of certain of our U.S. distribution facilities increases our risk to disruptions that could affect our ability to deliver products in a timely manner.
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
•Our operating results may be adversely affected by trade barriers, exchange controls, expropriations, and other risks associated with domestic and foreign operations including uncertainty and business interruptions resulting from political changes and events in the U.S. and abroad, and volatility in the global credit and financial markets and economy.
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
•We face risks associated with foreign currency exchange rate fluctuations.
•Our liquidity or cost of capital may be materially adversely affected by constraints or changes in the capital and credit markets, interest rates and limitations under our financing arrangements.
•Our projections of product demand, sales and net income are highly subjective in nature and our future sales and net income could vary by a material amount from our projections.

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

During fiscal 2024, most of our U.S. distribution, receiving and storage functions were consolidated into three distribution facilities in northern Mississippi and our new distribution facility in Gallaway, Tennessee that became operational during the first quarter of fiscal 2024. Our new distribution facility is in proximity to our three distribution facilities in northern Mississippi. Approximately 59% of our consolidated gross sales volume shipped from facilities in this region in fiscal 2024. Due to this geographical concentration, any disruption in our distribution process in any of these facilities, even for a few days, could adversely affect our business, operating results and financial condition. As examples, government mandated or suggested isolation protocols relating to a pandemic or other public health crisis, or severe weather events, could limit or disrupt the distribution process at these facilities, or even cause the closure of a facility, which could have a material adverse effect on our business, operating results and financial condition. These factors described above could cause delays in the delivery of our products that could have a material and adverse effect on our business, operating results and financial condition.

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

Information systems require constant updates to their security policies, networks, software, and hardware systems to reduce the risk of unauthorized access, malicious destruction of data or information theft. In addition, attacks upon information technology systems are increasing in their frequency, level of sophistication, persistence and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. We rely on commercially available systems, software, tools, third-party service providers and monitoring to provide security for processing, transmission and storage of confidential information and data. While we have security measures in place, our systems, networks, and third-party service providers have been and will continue to be subject to ongoing threats. We and our third-party service providers have experienced and expect to continue to experience actual or attempted cyber-attacks of our information systems or networks. We do not believe we have experienced any material system security breach that to date has had a material impact on our operations or financial condition. However, if any such event, whether actual or perceived, were to occur, it could have a material adverse effect on our business, operating results and financial condition. Our security measures may also be breached in the future as a result of associate error, failure to implement appropriate processes and procedures, advances in computer and software capabilities and encryption technology, new tools and discoveries, malfeasance, third-party action, including cyber-attacks, hacking, phishing attacks, malware (e.g., ransomware) or other misconduct by computer hackers or otherwise. Additionally, we may have heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements. Our workforce operates with a combination of remote work and flexible work schedules opening us up for cybersecurity threats and potential breaches as a result of increased associate usage of networks other than company-managed networks. Furthermore, due to geopolitical tensions around the world, the risk of cyber-attacks may be elevated. This could result in one or more third-parties obtaining unauthorized access to our customer or supplier data or our internal data, including personally identifiable information, intellectual property and other confidential business information. Third-parties may also attempt through phishing attacks or other forms of social engineering schemes or deceptive practices to fraudulently induce associates into disclosing sensitive information such as usernames, passwords or other information in order to gain access to customer or supplier data or our internal data, including intellectual property, financial, and other confidential business information.

Furthermore, although we limit the use of generative artificial intelligence (including machine learning) (AI) technologies by our associates, our third-party manufacturers, vendors and service providers may use generative AI technologies or systems. The development, adoption and use of AI technologies are still in their early stages and are complex. The algorithms and models utilized in generative AI technologies and systems may have limitations, including biases, errors, or inability to handle certain data types or scenarios. There are also risks of system failures, disruptions or vulnerabilities that could compromise the integrity, security or privacy of the AI generated content, including the use of cyberattacks against such emerging technologies. The ineffective or inadequate AI development or deployment practices by any of our third-party manufacturers, vendors or service providers could result in unintended consequences and may intensify our cybersecurity risks.

We believe our mitigation measures reduce but cannot eliminate the risk of a cyber incident; however, there can be no assurance that our existing and planned precautions of backup systems, regular data backups, security protocols and other procedures will be adequate to prevent significant damage, system failure or data loss and the same is true for our partners, vendors and other third parties on which we rely. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative or mitigating measures. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure or otherwise maintain the confidentiality, security, and integrity of data that we store or otherwise maintain on behalf of third-parties may harm our reputation and our associate, customer and consumer relationships.

If such unauthorized disclosure or access does occur, we may be required to notify our customers, consumers, associates or those persons whose information was improperly used, disclosed or accessed. We may also be subject to claims of breach of contract for such use or disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was improperly used or disclosed. We could also become the subject of regulatory action or litigation from our consumers, customers, associates, suppliers, service providers, and shareholders, which could damage our reputation, require significant expenditures of capital and other resources, and cause us to lose business and revenue. Additionally, an unauthorized disclosure or use of information could cause interruptions in our operations and might require us to spend significant management time and other resources investigating the event and coordinating with local and federal law enforcement. Regardless of the merits and ultimate outcome of these matters, we may be required to devote time and expense to their resolution.

In addition, the increase in the number and the scope of data security incidents has increased regulatory and industry focus on security requirements and heightened data security industry practices. The rapid evolution and increased adoption of complex AI technologies has amplified this focus and continues to influence and impact data security industry requirements and practices. New regulation, evolving industry standards, and the interpretation of both, may cause us to incur additional expense in complying with any new data security requirements. As a result, the failure to maintain the integrity of and protect customer or supplier data or our confidential internal data could result in unintended consequences such as reputational damage, legal liabilities or loss of business, which could have a material adverse effect on our business, operating results and financial condition.

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

A few customers account for a substantial percentage of our net sales revenue. Our financial condition and operating results could suffer if we lost all or a portion of the sales to any one of these customers. In particular, sales to our two largest customers accounted for approximately 31% of our consolidated net sales revenue in fiscal 2024. While only two customers individually accounted for 10% or more of our consolidated net sales revenue in fiscal 2024, sales to our top five customers in aggregate accounted for approximately 47% of fiscal 2024 consolidated net sales revenue. We expect that a small group of customers will continue to account for a significant portion of our net sales revenue. Although we have long-standing relationships with our major customers, we generally do not have written agreements that require these customers to buy from us or to purchase a minimum amount of our products. A substantial decrease in sales to any of our major customers could have a material adverse effect on our financial condition and operating results. For example, we had reduced sales to Bed, Bath & Beyond during fiscal 2024 in comparison to the prior year as a result of its bankruptcy. Some of our customers' creditworthiness may be vulnerable to the impact of a prolonged economic downturn or a public health crisis. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a deterioration in the credit worthiness or bankruptcy filing of a key customer could have a material adverse effect on our business, operating results and financial condition.

We are dependent on third-party manufacturers, most of which are located in Asia, and any inability to obtain products from such manufacturers could have a material adverse effect on our business, operating results and financial condition.

All of our products are manufactured by unaffiliated companies, most of which are in Asia, principally in China. For fiscal 2024, finished goods manufactured in Asia comprised approximately 79% of total finished goods purchased. This concentration exposes us to risks associated with doing business globally, including among others: global public health crises (such as pandemics and epidemics); changing international political relations and conflicts; labor availability and cost; changes in laws, including tax laws, regulations and treaties; changes in labor laws, regulations and policies; changes in customs duties, additional tariffs and other trade barriers; changes in shipping costs; currency exchange fluctuations; local political unrest; an extended and complex transportation cycle; the impact of changing economic conditions; and the availability and cost of raw materials and merchandise. In recent years, increasing labor costs, import tariffs, regional labor dislocations driven by new government policies, local inflation, changes in ocean cargo carrier capacity and costs, the impact of energy prices on transportation, and fluctuations in the Chinese Renminbi against the U.S. Dollar have resulted in variability in our cost of goods sold. In the past, certain Chinese suppliers have closed operations due to economic conditions that pressured their profitability. Although we have multiple sourcing partners for certain products, occasionally we may be unable to source certain items on a timely basis due to changes occurring with our suppliers. We believe that we can source certain similar products outside of China and are moving towards a more diversified supplier base through continuously exploring the expansion of sourcing alternatives in other countries, making progress towards such capabilities during fiscal 2024. However, the relocation of any production capacity will continue to require more time and could require substantial costs. The political, legal and cultural environment in Asia is rapidly evolving, and any change that impairs our ability to obtain products from manufacturers in that region, or to obtain products at marketable rates, could have a material adverse effect on our business, operating results and financial condition.

Any disruption to our supply chain, even for a relatively short period of time, could cause a loss of revenue, which could adversely affect our operating results. Additionally, any surges in demand and shifts in shopping patterns, as well as other factors, can strain the global supply chain network resulting in higher inbound freight costs and surges in prices for raw materials, components and semiconductor chips, which could adversely impact our operating costs. During fiscal 2024, inbound freight costs have continued to decline from the higher costs we experienced from the COVID-19 pandemic and related global supply chain disruptions and have begun to approach levels seen prior to the impact of such factors. However, if global supply chain disruptions re-emerge, we may experience further cost increases which could have a material adverse effect on our business, operating results and financial condition.

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

Retailers place great emphasis on timely delivery of our products for specific selling seasons, especially during our third fiscal quarter, and on the fulfillment of consumer demand throughout the year. We cannot control all of the various factors that might affect product delivery to retailers. Vendor production delays, difficulties encountered in shipping from overseas, customs clearance delays, and operational issues with any of the third-party logistics providers we use in certain countries are on-going risks of our business. We also rely upon third-party carriers for our product shipments from our distribution facilities to customers. In certain circumstances, we rely on the shipping arrangements our suppliers have made in the case of products shipped directly to retailers from the suppliers. Accordingly, we are subject to risks, including labor disputes, inclement weather, public health crises (such as pandemics and epidemics), natural disasters, possible acts of terrorism, port and canal backlogs and blockages, availability of shipping containers, carrier-imposed capacity restrictions, carrier delays, shortages of qualified drivers, and increased security restrictions associated with the carriers’ ability to provide delivery services to meet our shipping needs. Our third-party manufacturing partners are not equipped to hold meaningful amounts of inventory and if shipping container capacity is limited or unavailable, they could pause manufacturing, which could ultimately impact our ability to meet consumer demand on a timely basis. Further, our delivery process must often accommodate special vendor requirements to use specific carriers and delivery schedules. Failure to deliver products to our retailers in a timely and effective manner could damage our reputation and brands and result in the loss of customers or reduced orders, which could have a material adverse effect on our business, operating results and financial condition.

Our operating results may be adversely affected by trade barriers, exchange controls, expropriations, and other risks associated with domestic and foreign operations, including uncertainty and business interruptions resulting from political changes and events in the U.S. and abroad and volatility in the global credit and financial markets and economy.

The economies of foreign countries important to our operations, including countries in Asia, EMEA and Latin America, could suffer slower economic growth or economic, social and/or political instability or hyperinflation in the future. Our international operations in countries in Asia, EMEA and Latin America, including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us. Additionally, there may be uncertainty and business interruptions resulting from political changes and events in the U.S. and abroad, ongoing terrorist activity, and other global events. The global credit and financial markets have recently experienced volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.

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
•acts of war and terrorism;
•natural disasters and public health crises, such as pandemics and epidemics;

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

Our business depends on the strength of the retail economies in various parts of the world, primarily in North America and to a lesser extent EMEA, Asia and Latin America. These retail economies are affected for the most part by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, public health crises (such as pandemics and epidemics), terrorist attacks and political unrest. Consumer spending in any geographic region is generally affected by a number of factors, including among others, local economic conditions, government actions, inflation, interest rates and credit availability, energy costs, commodity prices, unemployment rates, higher consumer debt levels, reductions in net worth, home foreclosures and reductions in home values, gasoline prices, and consumer confidence, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. Measures imposed, or that may be imposed, by national, state and local authorities in response to any public health crises may have impacts of uncertain severity and duration on domestic and foreign economies. The effectiveness of economic stabilization efforts, including government payments and loans to affected citizens and industries, is uncertain. Any sustained economic downturn in the U.S. or any of the other countries in which we conduct significant business, may cause significant readjustments in both the volume and mix of our product sales, which could materially and adversely affect our business, operating results and financial condition. We cannot reasonably estimate the duration and severity of existing macroeconomic conditions, which have had and may continue to have a material impact on our business. Additionally, global issues may affect our business and the global economy, including the geopolitical impact of military conflict and any related economic or other sanctions. As a result, current financial information may not necessarily be indicative of future operating results, and our plans to address the impact of macroeconomic trends and global issues may change.

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

We may be unsuccessful in executing and realizing expected synergies from strategic business initiatives such as acquisitions, divestitures, and global restructuring plans (including Project Pegasus), which may adversely affect the price of our common stock.

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

For example, the Organisation for Economic Co-operation and Development has introduced a framework to implement a global minimum corporate income tax of 15%, referred to as “Pillar Two.” Certain countries in which we operate have enacted legislation to adopt Pillar Two and other countries are considering changes to their tax laws to implement this framework. The EU agreed to implement Pillar Two starting in 2024. In response to Pillar Two, the government of Bermuda enacted a 15% corporate income tax in December 2023 that will become effective for us in fiscal 2026. Although we currently do not expect this tax enacted by Bermuda to have a material impact to our consolidated financial statements, we will continue to monitor and evaluate impact as further regulatory guidance becomes available. Whether, and to what extent, Pillar Two is adopted or enacted by the other jurisdictions in which we operate is uncertain and could increase the cost and complexity of compliance and may adversely affect our global effective tax rate, financial condition and results of operations.

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

Increased focus and expectations on ESG are emerging trends with governmental and non-governmental organizations, consumers, shareholders, retail customers, communities, and other stakeholders. These trends have led to, among other things, increased public and private social accountability reporting requirements relating to labor practices, climate change, human trafficking and other ESG matters and greater demands on our packaging and products. The increased focus on ESG matters may also lead to new or more regulations and customer, shareholder and consumer demands that could require us to incur additional costs or make changes to our operations to comply with new regulations or address these demands. For example, we anticipate the reporting requirements under the EU Corporate Sustainability Reporting Directive to be effective for us in fiscal 2029. We expect that these trends will continue. If we are unable to adequately respond to, or we are not perceived as adequately responding to, existing or new requirements or demands, customers and consumers may choose to purchase products from another company or a competitor. Increased requirements and costs to comply with these requirements, such as climate change regulations and international accords may also cause disruptions in or higher costs associated with manufacturing or distributing our products. Any failure to achieve our ESG goals or a perception of our failure to act responsibly or to effectively respond to new, or changes in, legal or regulatory requirements relating to ESG matters could adversely affect our business, financial condition, results of operations and reputation.

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

Additionally, some of our product lines are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the EPA, U.S. Customs and Border Protection, the U.S. Food and Drug Administration, and the U.S. Consumer Product Safety Commission. As discussed elsewhere in this Annual Report, during fiscal 2022, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Beauty & Wellness segment that are sold in the U.S. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. We resumed normalized levels of shipping of the affected inventory during fiscal 2022 and we completed the repackaging and relabeling of our existing inventory of impacted products during fiscal 2023. Additionally, as a result of continuing dialogue with the EPA, we executed further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products, which were also completed during fiscal 2023. Although, we have not been notified of any fines or penalties imposed against us by the EPA related to this matter, there can be no assurances that such fines or penalties will not be imposed in the future. Additional impacts or more pronounced adverse impacts may arise that we are not currently aware of today. As a result, our business, results of operations and financial condition could be adversely and materially impacted in ways that we are not able to predict today. For additional information refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “EPA Compliance Costs” in this Annual Report.

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

Significant judgment is required to determine our effective tax rate and evaluate our tax positions. We provide for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria prescribed by applicable accounting standards. Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may impact our effective tax rate and financial results. Additionally, we are subject to audits in the various taxing jurisdictions in which we conduct business. In cases where audits are conducted and issues are raised, a number of years may elapse before such issues are finally resolved. Unfavorable resolution of any tax matter could increase the effective tax rate, which could have an adverse effect on our operating results and cash flow. For additional information regarding our taxes, see Note 18 to the accompanying consolidated financial statements.

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

Significant increases in the costs and availability of raw materials, energy and transportation may negatively affect our operating results. Our suppliers purchase significant amounts of metals and plastics to manufacture our products. In addition, they also purchase significant amounts of electricity to supply the energy required in their production processes. Global political instabilities and tensions and many other factors may increase fuel prices resulting in higher transportation prices and product costs. We are heavily dependent on inbound sea, rail and truck freight. In the past, disruptions in the global supply chain and freight networks increased our cost of goods sold and certain operating expenses and any future disruptions could have a material adverse impact on our costs.

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

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries. Changes in the relation of other foreign currencies to the U.S. Dollar will affect our sales and profitability and can result in exchange losses because we have operations and assets located outside the U.S. We transact a portion of our international business in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales and operating expenses. As a result, portions of our cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. Accordingly, foreign operations will continue to expose us to foreign currency exchange rate fluctuations, which may result in the recognition of foreign exchange losses upon remeasurement to U.S. Dollars. Additionally, we purchase a substantial amount of our products from Chinese manufacturers in U.S. Dollars, who source a significant portion of their labor and raw materials in Chinese Renminbi. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years. During fiscal 2024, the average exchange rate of the Chinese Renminbi weakened against the U.S. dollar by approximately 5% compared to the average rate during fiscal 2023. Chinese Renminbi currency fluctuations have the potential to add volatility to our product costs over time.

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

We need sufficient sources of liquidity to fund our working capital requirements, service our outstanding indebtedness and finance business opportunities. Without sufficient liquidity, we could be forced to curtail our operations, or we may not be able to pursue business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash, and credit facilities. If our sources of liquidity do not satisfy our requirements, we may need to seek additional financing. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the reaction by banks and financial institutions to a public health crisis (such as pandemics and epidemics), the regulatory environment for banks and other financial institutions, the availability of credit and our reputation with potential lenders. Further, disruptions in national and international credit markets, including adverse developments impacting the financial services industry such as the recent bank closures and investor concerns regarding the U.S. or international financial systems, could result in limitations on credit availability, tighter lending standards, higher interest rates on consumer and business loans, and higher fees associated with obtaining and maintaining credit availability. Disruptions may also materially limit consumer credit availability and restrict credit availability to us and our customer base. In addition, in the event of disruptions in the financial markets, current or future lenders may become unwilling or unable to continue to advance funds under any agreements in place, increase their commitments under existing credit arrangements or enter into new financing arrangements. The Federal Open Market Committee increased the benchmark interest rate by 75 basis points during fiscal 2024 and by 450 basis points during fiscal year 2023. If interest rates continue to increase and adverse economic changes occur, our access to credit on favorable interest rate terms may be impacted. In an economic downturn, we may also be unable to raise capital through debt or equity financings on terms acceptable to us or at all. Additionally, in challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business and our liquidity requirements. These factors could materially adversely affect our liquidity, costs of borrowing and our ability to pursue business opportunities or grow our business, and threaten our ability to meet our obligations as they become due. In addition, covenants in our debt agreement could restrict or delay our ability to obtain additional financing, potentially limiting our ability to adjust to rapidly changing market conditions or respond to business opportunities, or in the event of a failure to comply with such covenants, could result in an event of default, which if not cured or waived, could have a material adverse effect on us. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or for other operating needs.

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

Our projections of product demand, sales and net income are highly subjective in nature and our future sales and net income could vary by a material amount from our projections.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company relies on electronic information systems, networks and technologies to conduct and support its operations and other functions and activities within the Company. We rely on commercially available systems, software, tools, third-party service providers and monitoring to provide security for processing, transmission and storage of confidential information and data. We have an enterprise-grade information security management program designed to identify, protect, detect and respond to and manage reasonably foreseeable material cybersecurity threats. To protect our information systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, remediate, respond and recover from identified vulnerabilities and cybersecurity incidents.

As part of the Company's cybersecurity risk management program, we follow the NIST Cybersecurity Framework (“CSF”) to assess, identify and manage risks that arise from cybersecurity threats. The CSF is closely tied to the Company’s enterprise risk management processes to identify and document cybersecurity threats and prioritize responses. Included in the CSF process is the identification and assessment of cybersecurity risks to systems, assets, data and resources. The Company also has a vulnerability management process in place. This vulnerability management process helps us to detect and identify threats and vulnerabilities and once identified, to remediate, respond and recover. In addition, our cybersecurity team subscribes to expert and industry standard security feeds and reports, which we use to identify new risks and new vulnerabilities in different systems and infrastructures. Our cybersecurity risk management program also includes cybersecurity awareness training for our associates and an incident response team (“IRT”).

The Company engages third-party service providers to be able to perform 24/7 proactive monitoring, correlation and triage of logs and activity throughout our systems, networks and infrastructures. These processes are performed by cybersecurity service providers as well as automated detection. These processes include detection and response, as well as vulnerability management and remediation. The Company also has a vendor risk management process to assess risks related to technology third-party service providers where we initially assess their cybersecurity posture upon engaging their services. We annually review these vendors to update our risk assessment and to monitor for any changes that could present additional risks.

We also maintain a cyber incident response plan (“IRP”) with the objective of (1) providing a structured and systematic incident response process for cybersecurity threats that affect any of our electronic information systems and networks, (2) timely and effectively identifying, resolving and communicating cybersecurity incidents and (3) managing internal and external communications and reporting. Under the IRP, a dedicated information security coordinator is responsible for implementing the IRP, as well as:
•identifying the IRT and any appropriate sub-teams to address specific cybersecurity incidents, or categories of cybersecurity incidents;
•coordinating IRT activities, including developing, maintaining, and following appropriate procedures to respond to, communicate, and document identified cybersecurity incidents;
•conducting post-incident reviews to gather feedback on cybersecurity incident response procedures and address any identified gaps in security measures;

•providing training and conducting periodic exercises to promote associate and stakeholder preparedness and awareness of the IRP; and
•reviewing the IRP at least annually, or whenever there is a material change in our business practices that may reasonably affect our cyber incident response procedures.

If a cybersecurity incident occurs, under the IRP, the information security coordinator or a designee is required to notify, as necessary and applicable, the IRT and senior executives and organizational leadership, including our Chief Legal Officer, our business partners or service providers and other authorities. Our Chief Legal Officer, working with senior executives, is required under the IRP, as appropriate, to notify the Audit Committee of any cybersecurity incident. As discussed below, the Audit Committee of our Board of Directors oversees risk management relating to cybersecurity.

We and our third-party service providers have experienced and expect to continue to experience actual or attempted cyber-attacks of our information systems and networks. We do not believe we have experienced any material system security breach that to date has had a material impact on our operations or financial condition. However, if any such event, whether actual or perceived, were to occur, it could have a material adverse effect on our business, operating results and financial condition. For more information regarding the risks we face from cybersecurity threats, see Item 1A., “Risk Factors.”

Cybersecurity Governance

Cybersecurity is an important part of our enterprise risk management processes and an area of focus for our Board of Directors and management. The Company has a dedicated role in the Director of Cybersecurity and IT Compliance, who reports to our Chief Information Officer (“CIO”). Our current interim CIO has significant experience in information technology across a variety of industries, including consumer goods, automotive, manufacturing and outsourcing. Our current interim CIO and Director of Cybersecurity and IT Compliance also have experience in cybersecurity, information security, policy, architecture, engineering and incident response. The CIO works with other functions within the Company to implement controls, procedures and practices to help minimize the Company's risks, as well as to introduce security by design. Our CIO provides regular updates on cybersecurity matters to our senior management.

The Audit Committee assists the Board of Directors in its oversight of risks related to cybersecurity and directly oversees risk management relating to cybersecurity. The Audit Committee is also responsible for assessing the steps management has taken to monitor and control these risks and exposures and evaluating guidelines and policies with respect to our risk assessment and risk management. Our Chief Legal Officer working with the CIO and other senior management is responsible for determining and coordinating reports and updates to the Audit Committee or the Board of Directors, or as requested by the Audit Committee or the Board of Directors. The Audit Committee reviews our cybersecurity program with management and reports to the Board of Directors with respect to, and its review of, the program. Cybersecurity reviews by the Audit Committee generally occur at least annually, or more frequently as determined to be necessary or advisable. The Board of Directors receives an update on the Company’s risk management processes and the risk trends related to cybersecurity at least annually.

Item 2. Properties

As of February 29, 2024, we own, lease or otherwise utilize through third-party management service agreements various properties worldwide for sales, procurement, research and development, administrative and distribution facilities. We lease our U.S. headquarters, which is located in El Paso, Texas, and we own three main distribution facilities, two of which are located in Southaven and Olive Branch, Mississippi. We completed the construction in March 2023 of our third main distribution facility in Gallaway, Tennessee, which became operational during the first quarter of fiscal 2024. We also lease one distribution facility in Olive Branch, Mississippi. Our distribution facilities in Gallaway, Tennessee and

Southaven, Mississippi currently service our Home & Outdoor segment. Our distribution facilities in Olive Branch, Mississippi currently service our Beauty & Wellness segment. We believe our facilities are adequate to conduct our business. See Note 4 to the accompanying consolidated financial statements for additional information.

Item 3. Legal Proceedings

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described below.

Water Filtration Patent Litigation

On December 23, 2021, Brita LP filed a complaint against Kaz USA, Inc. and Helen of Troy Limited in the United States District Court for the Western District of Texas (the “Patent Litigation”), alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. In the Patent Litigation, Brita LP seeks monetary damages and injunctive relief relating to the alleged infringement. Brita LP simultaneously filed a complaint with the United States International Trade Commission (“ITC”) against Kaz USA, Inc., Helen of Troy Limited and five other unrelated companies that sell water filtration systems (the “ITC Action”). The complaint in the ITC Action also alleged patent infringement by the Company with respect to a limited set of PUR gravity-fed water filtration systems. In the ITC Action, Brita LP requested the ITC to initiate an unfair import investigation relating to such filtration systems. This action sought injunctive relief to prevent entry of certain accused PUR products (and certain other products) into the U.S. and cessation of marketing and sales of existing inventory that is already in the U.S. On January 25, 2022, the ITC instituted the investigation requested by the ITC Action. Discovery closed in the ITC Action in May 2022, and approximately half of the originally identified PUR gravity-fed water filters were removed from the case and are no longer included in the ITC Action. In August 2022, the parties participated in the evidentiary hearing, with additional supplemental hearings in October 2022. On February 28, 2023, the ITC issued an Initial Determination in the ITC Action, tentatively ruling against the Company and the other unrelated respondents. The ITC has a guaranteed review process, and thus all respondents, including the Company, filed a petition with the ITC for a full review of the Initial Determination. On September 19, 2023, the ITC issued its Final Determination in the Company’s favor. The ITC determined there was no violation by the Company and terminated the investigation. Brita LP is appealing the ITC's decision to the Federal Circuit (“CAFC Appeal”) and filed its Notice of Appeal on October 24, 2023. The Company intervened in the CAFC Appeal, but as of the filing date of this Form 10-K, no hearings have been scheduled. The Patent Litigation remains stayed for the time being. We cannot predict the outcome of these legal proceedings, the amount or range of any potential loss, when the proceedings will be resolved, or customer acceptance of any replacement water filter. Litigation is inherently unpredictable, and the resolution or disposition of these proceedings could, if adversely determined, have a material and adverse impact on our financial position and results of operations.

EPA Regulatory Matter

During fiscal 2022, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. Our fiscal 2022 consolidated, and Beauty & Wellness segment’s, net sales revenue, gross profit and operating income were materially and adversely impacted by the stop shipment actions and the time needed to execute repackaging plans. We resumed normalized levels of shipping of the affected inventory during fiscal 2022 and we completed the repackaging and relabeling of our existing inventory of impacted products during fiscal 2023. Additionally, as a result of continuing dialogue with the EPA, we executed further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products, which were also completed during fiscal 2023. Although we have not been notified of any fines or penalties imposed against us by the EPA related to this matter, there can be no assurances that such fines or penalties will not be imposed in the future.

See Note 12 to the accompanying consolidated financial statements for further discussion.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on the NASDAQ Global Select Market under symbol: HELE.

Approximate Number of Equity Security Holders of Record

Our common stock is our only class of equity security outstanding at February 29, 2024. As of April 18, 2024, there were 102 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

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

Issuer Purchases of Equity Securities

In August 2021, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 25, 2021, for a period of three years, and replaced our former repurchase authorization, of which approximately $79.5 million remained. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. See Note 10 to the accompanying consolidated financial statements for additional information.

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

Share repurchase activity during the three-month period ended February 29, 2024, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
December 1 through December 31, 2023	21	$107.33	21	$348,780
January 1 through January 31, 2024	5	121.43	5	348,779
February 1 through February 29, 2024	3,208	117.83	3,208	348,401
Total	3,234	$117.77	3,234

(1)The number of shares includes shares of common stock acquired from associates who tendered shares to: (i) satisfy the tax withholding on equity awards as part of our long-term incentive plans or (ii) satisfy the exercise price on stock option exercises. For the periods presented, there were no common stock open market repurchases.

(2)Reflects the remaining dollar value of shares that could be purchased under our current stock repurchase authorization through the expiration or termination of the plan. For additional information, see Note 10 to the accompanying consolidated financial statements.

Performance Graph

The graph below compares the cumulative total return of our Company to the NASDAQ Composite Index and a Peer Group Index, assuming $100 was invested on February 28, 2019. The Peer Group Index is the Dow Jones U.S. Personal Products Index. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

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

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this Annual Report, including Item 1., “Business” and Item 8., “Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations. Actual results may differ materially due to a number of factors, including those discussed in Item 1A.,“Risk Factors,” and in the section entitled “Information Regarding Forward-Looking Statements” following this MD&A, and in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk.” Throughout this MD&A, we refer to our Leadership Brands, which are brands that have leading positions in their respective categories and include OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools and Drybar.

Management uses the following key financial measures, some of which are non-GAAP, as further described below: net sales revenue, organic business sales revenue, adjusted operating margin, and adjusted diluted EPS. Management uses these measures to evaluate historical performance on a comparable basis, predict future performance and benchmark our performance against our competitors. We believe these measures provide management and investors with important information that is useful in understanding our business results and trends.

This MD&A, including the tables under the headings “Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment” and “Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP),” reports operating income, operating margin, net income and diluted earnings per share (“EPS”) without the impact of acquisition-related expenses, a charge for uncollectible receivables due to the bankruptcy of Bed, Bath & Beyond (“Bed, Bath & Beyond bankruptcy”), EPA compliance costs, gain from insurance recoveries, gain on sale of distribution and office facilities, restructuring charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial measures as defined by SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based financial measures presented in our consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges and benefits on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors. We further believe that including the excluded charges and benefits would not accurately reflect the underlying performance of our operations for the period in which the charges and benefits were incurred and reflected in our GAAP financial results. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial measures and may be calculated differently than non-GAAP financial measures disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP financial measures. These non-GAAP financial measures are discussed further and reconciled to their applicable GAAP-based financial measures contained in this MD&A beginning on page 50.

Overview

We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. We have built leading market positions through new product innovation, product quality and competitive pricing. We currently operate two segments consisting of Home & Outdoor and Beauty & Wellness.

Fiscal 2020 began Phase II of our transformation, which was designed to drive the next five years of progress. The long-term objectives of Phase II included improved organic sales growth, continued margin expansion, and strategic and effective capital deployment. Phase II included plans to continue to invest in our Leadership Brands, with a focus on growing them through consumer-centric innovation, expanding them more aggressively outside the U.S., and adding new brands through acquisition. We sought to build further shared service capability and operating efficiency, as well as focus on attracting, retaining, unifying and training the best people. Additionally, we strove to enhance and consolidate our ESG efforts and accelerate programs related to DEI&B to support our Phase II transformation.

Fiscal 2024 concluded Phase II of our transformation strategy, which produced net sales and organic net sales growth and gross profit margin expansion. We expanded our Leadership Brands and international footprint with the acquisitions of Drybar, Osprey and Curlsmith. We completed the divestiture of our Personal Care business and extended our Revlon trademark license for a period of up to 100 years. We strategically and effectively deployed capital to construct our new distribution facility in Gallaway, Tennessee, repurchased shares of our common stock, and repaid amounts outstanding under our long-term debt agreement. We began publishing an annual ESG Report, which summarizes our ESG strategy and performance, providing further transparency into our ESG efforts. During Phase II, we also initiated Project Pegasus, which included the creation of a North America RMO responsible for sales and go-to-market strategies for all categories and channels in the U.S. and Canada, and further centralization of certain functions under shared services, particularly in operations and finance to better support our business segments and RMOs.

Project Pegasus is a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and effectiveness and reduce costs. Project Pegasus includes initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending and improve our cash flow and working capital, as well as other activities. We anticipate these initiatives will create operating efficiencies, as well as provide a platform to fund future growth investments. During fiscal 2024 and 2023, we incurred $18.7 million and $27.4 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the consolidated statements of income. See further discussion below within “Significant Trends Impacting the Business,” under “Project Pegasus” and Note 11 to the accompanying consolidated financial statements.

Fiscal 2025 begins our Elevate for Growth era, which provides our strategic roadmap through fiscal 2030. The long-term objectives of Elevate for Growth include continued organic sales growth, further margin expansion, and accretive capital deployment through strategic acquisitions, share repurchases and capital structure management. The Elevate for Growth era includes an enhanced portfolio management strategy to invest in our brands and grow internationally based upon defined criteria with an emphasis on brand building, new product introductions and expanded distribution. We are continuing to execute our initiatives under Project Pegasus, which we expect to generate incremental investments in our brand portfolio and new capabilities. We intend to further leverage our operational scale and assets, including our new state-of-the-art distribution center, improved go-to-market structure with our North America RMO, and our expanded shared services capabilities. We also plan to complete the geographic consolidation of our Beauty & Wellness businesses, create a centralized marketing organization that embraces next-level data analytics and consumer insight capabilities, and further integrate our supply chain and finance functions within our shared services. Additionally, we are committed to fostering a winning culture and continuing our ESG and DEI&B efforts to support our Elevate for Growth era.

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

On March 30, 2022, a third-party facility that we utilized for inventory storage incurred severe damage from a weather-related incident. The inventory that was stored at this facility primarily related to our Beauty & Wellness segment. While the inventory was insured, some seasonal inventory and inventory designated for specific customer promotions was not accessible and subsequently determined to be damaged, and as a result, unfavorably impacted our net sales revenue during the first quarter of fiscal 2023. As a result of the damages to the inventory stored at the facility, we recorded a charge to write-off the damaged inventory totaling $34.4 million during fiscal 2023. These charges were fully offset by probable insurance recoveries of $34.4 million also recorded during fiscal 2023, which represented anticipated insurance proceeds, not to exceed the amount of the associated losses, for which receipt was deemed probable. The charges for the damaged inventory and the expected insurance recoveries were included in cost of goods sold in our consolidated statement of income for the fiscal year ended February 28, 2023. During fiscal 2023, we received proceeds of $46.0 million from our insurance carriers related to this incident which were included in cash flows from operating activities in our consolidated statement of cash flows for the fiscal year ended February 28, 2023. As a result, during fiscal 2023, the Company recorded a gain of $9.7 million, net of costs incurred to dispose of the inventory, as a reduction of SG&A expense in our consolidated statement of income.

On September 28, 2023, we completed the sale of our distribution and office facilities in El Paso, Texas, for a sales price of $50.6 million, less transaction costs of $1.1 million. Concurrently, we entered into an agreement to leaseback the office facilities for a period of up to 18 months substantially rent free, which we estimated to have a fair value of approximately $1.9 million. The transaction qualified for sales recognition under the sale leaseback accounting requirements. Accordingly, we increased the sales price by the $1.9 million of prepaid rent and recognized a gain on the sale of $34.2 million within SG&A during fiscal 2024, of which $18.0 million and $16.2 million was recognized by our Beauty & Wellness and Home & Outdoor segments, respectively. The related property and equipment, totaling $17.2 million net of accumulated depreciation of $36.8 million, was derecognized from the consolidated balance sheet, and at lease commencement, we recorded an operating lease asset, which includes the imputed rent payments described above, and an operating lease liability. We used the proceeds from the sale to repay amounts outstanding under our long-term debt agreement.

During fiscal 2022 and fiscal 2023, we divested our Personal Care business. On June 7, 2021, we completed the sale of our North America Personal Care business to HRB Brands LLC, for $44.7 million in cash and recognized a gain on the sale in SG&A totaling $0.5 million. On March 25, 2022, we completed the sale of the Latin America and Caribbean Personal Care business to HRB Brands LLC, for $1.8 million in cash and recognized a gain on the sale in SG&A totaling $1.3 million.

Significant Trends Impacting the Business

Project Pegasus
During fiscal 2023, we initiated Project Pegasus, a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and effectiveness and reduce costs. Project Pegasus includes initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending and improve our cash flow and working capital, as well as other activities. We anticipate these initiatives will create operating efficiencies, as well as provide a platform to fund future growth investments.

During the fourth quarter of fiscal 2023, we made changes to the structure of our organization, which resulted in our previous Health & Wellness and Beauty operating segments being combined into a single reportable segment. As part of our initiative focused on streamlining and simplifying the organization, we made further changes to the structure of our organization, which included the creation of a North America RMO responsible for sales and go-to-market strategies for all categories and channels in the U.S. and Canada, and further centralization of certain functions under shared services, particularly in operations and finance to better support our business segments and RMOs. This new structure reduced the size of our global workforce by approximately 10%. We believe that these changes better focus business segment resources on brand development, consumer-centric innovation and marketing, the RMOs on sales and go-to-market strategies, and shared services on their respective areas of expertise while also creating a more efficient and effective organizational structure.

During the second quarter of fiscal 2024, we announced plans to geographically consolidate the U.S. Beauty business, currently located in El Paso, Texas, and Irvine, California, and co-locate it with our Wellness business in the Boston, Massachusetts area. This geographic consolidation and relocation is the next step in our initiative to streamline and simplify the organization and is expected to be completed during fiscal 2025. We expect these changes will enable a greater opportunity to capture synergies and enhance collaboration and innovation within the Beauty & Wellness segment.

We have updated our expectations regarding Project Pegasus charges and savings. We have lowered our total estimate of one-time pre-tax restructuring charges to approximately $50 million to $55 million over the duration of the plan. We continue to expect these charges to be completed during fiscal 2025. We previously estimated total pre-tax restructuring charges of approximately $60 million to $65 million. In addition, we now have the following expectations regarding Project Pegasus charges:
•Pre-tax restructuring charges to be comprised of approximately $15 million to $19 million of severance and employee related costs, $28 million of professional fees, $3 million to $4 million of contract termination costs, and $4 million of other exit and disposal costs.
•All of our operating segments and shared services will be impacted by the plan and pre-tax restructuring charges include approximately $16 million to $17 million in Home & Outdoor and $34 million to $38 million in Beauty & Wellness.
•Pre-tax restructuring charges represent primarily cash expenditures, which we continue to expect to be substantially paid by the end of fiscal 2025.

We have the following expectations regarding Project Pegasus savings:
•We continue to expect targeted annualized pre-tax operating profit improvements of approximately $75 million to $85 million, which began in fiscal 2024 and which we now expect to be substantially achieved by the end of fiscal 2027.
•We have updated our expectations regarding the estimated cadence of the recognition of the savings to be approximately 25% in fiscal 2024, which was achieved, approximately 35% in fiscal 2025, approximately 25% in fiscal 2026, and approximately 15% in fiscal 2027. We previously estimated recognition of the savings to be approximately 25% in fiscal 2024, approximately 50% in fiscal 2025 and approximately 25% in 2026.

•We continue to expect total profit improvements to be realized approximately 60% through reduced cost of goods sold and 40% through lower SG&A.

In addition, we implemented plans to reduce inventory levels, increase inventory turns, and improve cash flow and working capital during the second quarter of fiscal 2023. Improvements related to these initiatives began in the second half of fiscal 2023 and continued during fiscal 2024, enabling us to repay amounts outstanding under our long-term debt agreement and reduce our interest expense. During fiscal 2024, our gross margin and operating margins were favorably impacted by our SKU rationalization efforts in Beauty & Wellness and lower commodity costs in Home & Outdoor driven by our cost of goods savings projects. In addition, during fiscal 2024 we had lower personnel costs as a result of our Project Pegasus role reductions; however, they were offset by higher annual incentive compensation expense, annual merit increases, and share-based compensation expense. Expectations regarding our Project Pegasus initiatives and our ability to realize targeted savings, including expectations concerning costs and savings, are based on management’s estimates available at the time and are subject to a number of assumptions that could materially impact our estimates.

During fiscal 2024 and 2023, we incurred $18.7 million and $27.4 million of pre-tax restructuring costs, respectively, in connection with Project Pegasus, which were recorded as “Restructuring charges” in the consolidated statements of income. We made total cash restructuring payments of $18.7 million and $20.8 million during fiscal 2024 and 2023, respectively, and had a remaining liability of $4.8 million as of February 29, 2024. See Note 11 to the accompanying consolidated financial statements for additional information.

Water Filtration Patent Litigation
On December 23, 2021, Brita LP filed the Patent Litigation, alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. Brita LP simultaneously filed the ITC Action against Kaz USA, Inc., Helen of Troy Limited and five other unrelated companies that sell water filtration systems. The complaint in the ITC Action also alleged patent infringement by the Company with respect to a limited set of PUR gravity-fed water filtration systems. This action sought injunctive relief to prevent entry of certain accused PUR products (and certain other products) into the U.S. and cessation of marketing and sales of existing inventory that is already in the U.S. On February 28, 2023, the ITC issued an Initial Determination in the ITC Action, tentatively ruling against the Company and the other unrelated respondents. The ITC has a guaranteed review process, and thus all respondents, including the Company, filed a petition with the ITC for a full review of the Initial Determination. On September 19, 2023, the ITC issued its Final Determination in the Company's favor. The ITC determined there was no violation by the Company and terminated the investigation. Brita LP is appealing the ITC's decision to the Federal Circuit and filed its Notice of Appeal on October 24, 2023. The Company intervened in the CAFC Appeal, but as of the date of the filing of this Form 10-K, no hearings have been scheduled. The Patent Litigation remains stayed for the time being. We cannot predict the outcome of these legal proceedings, the amount or range of any potential loss, when the proceedings will be resolved, or customer acceptance of any replacement water filter. Litigation is inherently unpredictable, and the resolution or disposition of these proceedings could, if adversely determined, have a material and adverse impact on our financial position and results of operations. For additional information regarding the Patent Litigation and the ITC Action, see Item 3., “Legal Proceedings” and Note 12 to the accompanying consolidated financial statements.

Impact of Macroeconomic Trends
The Federal Open Market Committee increased the benchmark interest rate by 75 basis points during fiscal 2024 and 450 basis points during fiscal 2023. As a result, during fiscal 2024 and 2023, we incurred higher average interest rates compared to previous periods. The Federal Open Market Committee has indicated that it may lower interest rates in fiscal 2025. While the actual timing and extent of future changes in interest rates remains unknown, lower average interest rates would reduce interest expense on our outstanding variable rate debt. The financial markets, the global economy and global supply chain may also be adversely affected by the current or anticipated impact of military conflicts or other geopolitical events. High inflation and interest rates have also negatively impacted consumer disposable income, credit availability and spending, among others, which have adversely impacted our business, financial condition, cash flows and results of operations and may continue to have an adverse impact. See further discussion below under “Consumer Spending and Changes in Shopping Preferences.” We expect continued uncertainty in our business and the global economy due to pressure from inflation, volatility in employment trends and consumer confidence, any of which may adversely impact our results.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 74% of our consolidated net sales revenue in both fiscal 2024 and 2023 was from U.S. shipments compared to 78% of consolidated net sales revenue in fiscal 2022.

Among other things, high levels of inflation and interest rates may negatively impact consumer disposable income, credit availability and spending. Consumer purchases of discretionary items, including the products that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Dynamic changes in consumer spending and shopping patterns are also having an impact on retailer inventory levels. Our ability to sell to retailers is predicated on their ability to sell to the end consumer. During fiscal year 2023, we experienced an adverse impact on orders from retail customers as they aimed to rebalance their inventory levels due to lower consumer demand and shifts in consumer spending patterns. We experienced some improvement in replenishment orders from certain retail customers in certain product categories during fiscal 2024. If orders from our retail customers continue to be adversely impacted, our sales, results of operations and cash flows may continue to be adversely impacted. We expect continued uncertainty in our business and the global economy due to inflation and changes in consumer spending patterns. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today. For additional information on our related material risks, see Item 1A., “Risk Factors.”

Our concentration of sales reflects the continued evolution of consumer shopping preferences. For fiscal 2024, 2023 and 2022, our net sales to pure-play online retailers and retail customers fulfilling end-consumer online orders, as well as our own online sales directly to consumers comprised approximately 28%, 23% and 24%, respectively, of our total consolidated net sales revenue and grew approximately 14.3% in fiscal 2024, while decreasing approximately 8.9% and 1.3% in fiscal 2023 and 2022, respectively, over the prior fiscal year periods.

With the continued importance of online sales in the retail landscape, many brick and mortar retailers are aggressively looking for ways to improve their customer delivery capabilities to be able to meet customer expectations. As a result, it has become increasingly important for us to leverage our distribution capabilities in order to meet the changing demands of our customers, including increasing our online capabilities to support our direct-to-consumer sales channels and online channel sales by our retail customers. In March 2023, we completed the construction of an additional distribution facility in Gallaway, Tennessee that became operational during the first quarter of fiscal 2024 and includes state-of-the-art automation suited to fulfill direct-to-consumer and online channel orders. Additionally, we continue to invest in a centralized cloud-based e-commerce platform that we anticipate will enable us to leverage a common system and rapidly deploy new capabilities across all of our brands, as well as more easily integrate new brands. We anticipate this platform will enhance the customer experience by strengthening the digital presentation and product browsing capabilities and improving the checkout process, order delivery and post-order customer care.

Global Supply Chain and Related Cost Inflation Trends
During fiscal 2022, the impact of COVID-19, including the related surges in demand and shifts in shopping patterns, as well as other factors, strained the global supply chain network resulting in higher inbound freight costs and surges in prices for raw materials, components and semiconductor chips, which adversely impacted our operating costs. During fiscal 2023, as consumer demand slowed in reaction to a highly inflationary economic environment, global supply chain capacity improved and freight costs began to recede from their previous peaks. During fiscal 2024, inbound freight costs have continued to decline and have begun to approach levels seen prior to the impact of COVID-19. Reemergence of these global supply chain disruptions and related inflationary cost trends could have negative impacts to our business, results of operations and financial condition.

EPA Compliance Costs
Some of our product lines are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the EPA, U.S. Customs and Border Protection, the U.S. Food and Drug Administration, and the U.S. Consumer Product Safety Commission.

During fiscal 2022, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. Our fiscal 2022 consolidated, and Beauty & Wellness segment’s, net sales revenue, gross profit and operating income were materially and adversely impacted by the stop shipment actions and the time needed to execute repackaging and relabeling plans. We resumed normalized levels of shipping of the affected inventory during fiscal 2022 and we completed the repackaging and relabeling of our existing inventory of impacted products during fiscal 2023. Additionally, as a result of continuing dialogue with the EPA, we executed further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products, which were also completed during fiscal 2023.

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

The following table provides a summary of EPA compliance costs incurred during the periods presented:

	Fiscal Years Ended Last Day of February
(in thousands)	2024	2023		2022
Cost of goods sold	$—	$16,928	[1]	$17,728	[2]
SG&A	—	6,645		14,626
Total EPA compliance costs	$—	$23,573		$32,354
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

Although we have not been notified of any fines or penalties imposed against us by the EPA related to this matter, there can be no assurances that such fines or penalties will not be imposed in the future. See Note 12 to the accompanying consolidated financial statements for additional information and Item 1A., “Risk Factors” in this Annual Report for additional information on our related material risks.

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

Changes in foreign currency exchange rates had a favorable impact on consolidated U.S. Dollar reported net sales revenue of approximately $6.8 million, or 0.3% for fiscal 2024, an unfavorable impact of approximately $17.0 million, or 0.8% for fiscal 2023 and a favorable impact of approximately $6.8 million, or 0.3% for fiscal 2022.

Variability of the Cough/Cold/Flu Season
Sales in several of our Beauty & Wellness segment categories are highly correlated to the severity of winter weather and cough/cold/flu incidence. In the U.S., the cough/cold/flu season historically runs from November through March, with peak activity normally in January to March. The 2023-2024 cough/cold/flu season was below historical averages seen prior to the impact of COVID-19. The 2022-2023 cough/cold/flu season was above historical averages, primarily early in the season, as respiratory infections surged in both children and adults and COVID-19 continued to be prevalent. The 2021-2022 cough/cold/flu season was below historical averages.

Results of Operations
This section provides an analysis of our results of operations for fiscal year 2024 as compared to fiscal year 2023 including discussion of material changes. Refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2023 Annual Report on Form 10-K, filed with the SEC on April 27, 2023, for an analysis and discussion of the fiscal year 2023 results of operations as compared to fiscal year 2022, which such discussion is hereby incorporated by reference.

The following table provides selected operating data, in U.S. Dollars, as a percentage of net sales revenue, and as a year-over-year percentage change.

	Fiscal Years Ended Last Day of February,			% of Sales Revenue, net			% Change
(in thousands)	2024 (1)(2)	2023 (1)(2)	2022 (2)	2024	2023	2022	24/23	23/22
Sales revenue by segment, net
Home & Outdoor	$916,381	$915,685	$865,844	45.7%	44.2%	38.9%	0.1%	5.8%
Beauty & Wellness	1,088,669	1,156,982	1,357,511	54.3%	55.8%	61.1%	(5.9)%	(14.8)%
Total sales revenue, net	2,005,050	2,072,667	2,223,355	100.0%	100.0%	100.0%	(3.3)%	(6.8)%
Cost of goods sold	1,056,390	1,173,316	1,270,168	52.7%	56.6%	57.1%	(10.0)%	(7.6)%
Gross profit	948,660	899,351	953,187	47.3%	43.4%	42.9%	5.5%	(5.6)%
SG&A	669,359	660,198	680,257	33.4%	31.9%	30.6%	1.4%	(2.9)%
Restructuring charges	18,712	27,362	380	0.9%	1.3%	—%	(31.6)%	*
Operating income	260,589	211,791	272,550	13.0%	10.2%	12.3%	23.0%	(22.3)%
Non-operating income, net	1,518	249	260	0.1%	—%	—%	*	(4.2)%
Interest expense	53,065	40,751	12,844	2.6%	2.0%	0.6%	30.2%	*
Income before income tax	209,042	171,289	259,966	10.4%	8.3%	11.7%	22.0%	(34.1)%
Income tax expense	40,448	28,016	36,202	2.0%	1.4%	1.6%	44.4%	(22.6)%
Net income	$168,594	$143,273	$223,764	8.4%	6.9%	10.1%	17.7%	(36.0)%

(1)Fiscal 2024 includes a full year of operating results from Curlsmith, acquired on April 22, 2022, compared to approximately forty-five weeks of operating results in fiscal 2023. For additional information see Note 6 to the accompanying consolidated financial statements.

(2)Fiscal 2024 and 2023 include a full year of operating results from Osprey, acquired on December 29, 2021, compared to approximately nine weeks of operating results in fiscal 2022. For additional information see Note 6 to the accompanying consolidated financial statements.

*    Calculation is not meaningful.

Fiscal 2024 Financial Results

•Consolidated net sales revenue decreased 3.3%, or $67.6 million, to $2,005.1 million compared to $2,072.7 million for the same period last year.

•Consolidated operating income increased 23.0%, or $48.8 million, to $260.6 million, compared to $211.8 million for the same period last year. Consolidated operating margin increased 2.8 percentage points to 13.0%, compared to 10.2% for the same period last year. Consolidated operating income for fiscal 2024 includes a pre-tax gain on sale of distribution and office facilities of $34.2 million, pre-tax restructuring charges of $18.7 million related to Project Pegasus, and a pre-tax Bed, Bath & Beyond bankruptcy charge of $4.2 million. Consolidated operating income for fiscal 2023 included pre-tax restructuring charges of $27.4 million related to Project Pegasus, pre-tax EPA compliance costs of $23.6 million, a pre-tax gain from insurance recoveries of $9.7 million, and pre-tax acquisition-related expenses of $2.8 million.

•Consolidated adjusted operating income increased 0.2%, or $0.6 million, to $301.5 million, compared to $300.9 million for the same period last year. Consolidated adjusted operating margin increased 0.5 percentage points to 15.0% of consolidated net sales revenue, compared to 14.5% for the same period last year.

•Net income increased 17.7%, or $25.3 million, to $168.6 million, compared to $143.3 million for the same period last year. Diluted EPS increased 18.2% to $7.03, compared to $5.95 for the same period last year.

•Adjusted income decreased 6.2% to $213.5 million, compared to $227.7 million for the same period last year. Adjusted diluted EPS decreased 5.7% to $8.91, compared to $9.45 for the same period last year.

Fiscal 2023 Financial Results

•Consolidated net sales revenue decreased 6.8%, or $150.7 million, to $2,072.7 million in fiscal 2023, compared to $2,223.4 million in fiscal 2022.

•Consolidated operating income decreased 22.3%, or $60.8 million, to $211.8 million in fiscal 2023, compared to $272.6 million in fiscal 2022. Consolidated operating margin decreased 2.1 percentage points to 10.2% in fiscal 2023, compared to 12.3% in fiscal 2022. Consolidated operating income for fiscal 2023 included pre-tax restructuring charges of $27.4 million related to Project Pegasus, pre-tax EPA compliance costs of $23.6 million, a pre-tax gain from insurance recoveries of $9.7 million, and pre-tax acquisition-related expenses of $2.8 million. Consolidated operating income for fiscal 2022 included pre-tax restructuring charges of $0.4 million, pre-tax EPA compliance costs of $32.4 million, and pre-tax acquisition-related expenses of $2.4 million.

•Consolidated adjusted operating income decreased 15.3%, or $54.2 million, to $300.9 million in fiscal 2023, compared to $355.1 million in fiscal 2022. Consolidated adjusted operating margin decreased 1.5 percentage point to 14.5% of consolidated net sales revenue in fiscal 2023, compared to 16.0% in fiscal 2022.

•Net income decreased 36.0%, or $80.5 million, to $143.3 million in fiscal 2023, compared to $223.8 million in fiscal 2022. Diluted EPS decreased 35.1% to $5.95 in fiscal 2023, compared to $9.17 in fiscal 2022.

•Adjusted income decreased 24.6% to $227.7 million in fiscal 2023, compared to $301.8 million in fiscal 2022. Adjusted diluted EPS decreased 23.5% to $9.45 in fiscal 2023, compared to $12.36 in fiscal 2022.

Consolidated and Segment Net Sales Revenue

The following tables summarize the impact that Organic business, foreign currency, and acquisitions had on our net sales revenue by segment:

	Fiscal Year Ended Last Day of February,
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Fiscal 2023 sales revenue, net	$915,685	$1,156,982	$2,072,667
Organic business	(2,499)	(78,066)	(80,565)
Impact of foreign currency	3,195	3,651	6,846
Acquisition (1)	—	6,102	6,102
Change in sales revenue, net	696	(68,313)	(67,617)
Fiscal 2024 sales revenue, net	$916,381	$1,088,669	$2,005,050

Total net sales revenue growth (decline)	0.1%	(5.9)%	(3.3)%
Organic business	(0.3)%	(6.7)%	(3.9)%
Impact of foreign currency	0.3%	0.3%	0.3%
Acquisition	—%	0.5%	0.3%

	Fiscal Year Ended Last Day of February,
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Fiscal 2022 sales revenue, net	$865,844	$1,357,511	$2,223,355
Organic business	(93,569)	(228,403)	(321,972)
Impact of foreign currency	(9,313)	(7,656)	(16,969)
Acquisition (1)(2)	152,723	35,530	188,253
Change in sales revenue, net	49,841	(200,529)	(150,688)
Fiscal 2023 sales revenue, net	$915,685	$1,156,982	$2,072,667

Total net sales revenue growth (decline)	5.8%	(14.8)%	(6.8)%
Organic business	(10.8)%	(16.8)%	(14.5)%
Impact of foreign currency	(1.1)%	(0.6)%	(0.8)%
Acquisition	17.6%	2.6%	8.5%

(1)On April 22, 2022, we completed the acquisition of Curlsmith. Curlsmith sales prior to the first annual anniversary of the acquisition are reported in Acquisition for the Beauty & Wellness segment in fiscal 2024 and fiscal 2023 and consist of approximately seven weeks and forty-five weeks of incremental operating results, respectively. For additional information see Note 6 to the accompanying consolidated financial statements.

(2)On December 29, 2021, we completed the acquisition of Osprey. Osprey sales prior to the first annual anniversary of the acquisition are reported in Acquisition for the Home & Outdoor segment in fiscal 2023 and consist of approximately forty-three weeks of incremental operating results. For additional information see Note 6 to the accompanying consolidated financial statements.

In the above tables, Organic business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand was acquired, excluding the impact that foreign currency remeasurement had on reported net sales revenue. Net sales revenue from internally developed brands or product lines is considered Organic business activity.

Leadership Brand and Other Net Sales Revenue

The following table summarizes our Leadership Brand and other net sales revenue:

	Fiscal Years Ended Last Day of February,			$ Change		% Change
(in thousands)	2024	2023	2022	24/23	23/22	24/23	23/22
Leadership Brand sales revenue, net (1)	$1,707,964	$1,753,734	$1,810,249	$(45,770)	$(56,515)	(2.6)%	(3.1)%
All other sales revenue, net	297,086	318,933	413,106	(21,847)	(94,173)	(6.9)%	(22.8)%
Total sales revenue, net	$2,005,050	$2,072,667	$2,223,355	$(67,617)	$(150,688)	(3.3)%	(6.8)%

(1)Fiscal 2024 and 2023 include a full year of operating results from Osprey, acquired on December 29, 2021, compared to approximately nine weeks of operating results in fiscal 2022. For additional information see Note 6 to the accompanying consolidated financial statements.

Consolidated Net Sales Revenue

Comparison of Fiscal 2024 to 2023
Consolidated net sales revenue decreased $67.6 million, or 3.3%, to $2,005.1 million, compared to $2,072.7 million. The decline was driven by a decrease from Organic business of $80.6 million, or 3.9%, primarily due to:
•lower sales of fans, humidifiers, air purifiers, and heaters in Beauty & Wellness primarily driven by softer consumer demand, our SKU rationalization efforts, and reduced orders from retail customers as they rebalanced trade inventory in line with softer consumer demand;
•a decline in sales of hair appliances in Beauty & Wellness; and
•a decline in Home & Outdoor primarily due to lower brick and mortar sales in the insulated beverageware category and lower closeout and club channel sales in the home category.

These factors were partially offset by:
•an increase in consolidated online channel sales reflecting improved replenishment orders from certain retail customers and the launch of the new travel tumbler in Home & Outdoor;
•stronger consumer demand for travel, lifestyle and everyday packs in Home & Outdoor; and
•growth in sales of thermometry and prestige hair care products in Beauty & Wellness.

The Curlsmith acquisition contributed $6.1 million, or 0.3%, to consolidated net sales revenue growth. Net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $6.8 million, or 0.3%.

Net sales revenue from our Leadership Brands was $1,708.0 million, compared to $1,753.7 million, a decrease of 2.6%.

Segment Net Sales Revenue
Home & Outdoor

Comparison of Fiscal 2024 to 2023
Net sales revenue increased $0.7 million, or 0.1%, to $916.4 million, compared to $915.7 million, primarily due to the favorable impact of net foreign currency fluctuations of $3.2 million, or 0.3%. The increase was partially offset by a decrease from Organic business of $2.5 million, or 0.3%, primarily due to:
•a brick and mortar sales decline in the insulated beverageware category;
•reduced sales to Bed, Bath & Beyond as a result of its bankruptcy; and
•lower closeout and club channel sales in the home category.

These factors were partially offset by:
•an increase in online channel sales reflecting the launch of the new travel tumbler, improved replenishment orders from certain retail customers, and stronger demand for products in the home category;
•stronger consumer demand for travel, lifestyle and everyday packs;
•higher brick and mortar home category sales due to new and expanded retailer distribution and improved replenishment orders from certain retail customers; and
•an increase in closeout channel sales in the insulated beverageware and technical and lifestyle pack categories.

Beauty & Wellness

Comparison of Fiscal 2024 to 2023
Net sales revenue decreased $68.3 million, or 5.9%, to $1,088.7 million, compared to $1,157.0 million. The decrease was primarily driven by a decrease from Organic business of $78.1 million, or 6.7%, primarily due to:
•lower sales of fans, air purifiers, and heaters, primarily driven by softer consumer demand, our SKU rationalization efforts, and reduced orders from retail customers as they rebalanced trade inventory in line with softer consumer demand;
•a decline in humidification reflecting reduced orders from retail customers as they rebalanced trade inventory levels and the comparative impact of high COVID-related demand in the prior year; and
•a decline in sales of hair appliances.

These factors were partially offset by:
•growth in sales of thermometry which helped drive higher overall international sales;
•an increase in sales of prestige hair care products; and
•an increase in water filtration product sales.

The Curlsmith acquisition contributed $6.1 million, or 0.5%, to segment net sales revenue growth. Net sales revenue was also favorably impacted by net foreign currency fluctuations of approximately $3.7 million, or 0.3%.

Consolidated Gross Profit Margin

Comparison of Fiscal 2024 to 2023
Consolidated gross profit margin increased 3.9 percentage points to 47.3%, compared to 43.4%. The increase in consolidated gross profit margin was primarily due to:
•lower inbound freight costs;
•the favorable comparative impact of EPA compliance costs of $16.9 million incurred in the prior year;
•the favorable impact of our SKU rationalization efforts in Beauty & Wellness; and
•a decrease in inventory obsolescence expense.

Consolidated SG&A

Comparison of Fiscal 2024 to 2023
Consolidated SG&A ratio increased 1.5 percentage points to 33.4%, compared to 31.9%. The increase in the consolidated SG&A ratio was primarily due to:
•an increase in annual incentive compensation expense;
•higher marketing expense;
•the unfavorable comparative impact of a gain from insurance recoveries of $9.7 million recognized in the prior year;
•higher share-based compensation expense;
•an increase in depreciation and distribution expense primarily due to our new distribution facility;
•a charge of $4.2 million related to the bankruptcy of Bed, Bath & Beyond; and
•the unfavorable operating leverage impact of the overall decrease in net sales.

These factors were partially offset by a gain on the sale of our distribution and office facilities in El Paso, Texas of $34.2 million and the favorable comparative impact of EPA compliance costs of $6.6 million incurred in the prior year.

Restructuring Charges

Fiscal 2024
We incurred $18.7 million of pre-tax restructuring costs related primarily to professional fees and severance and employee related costs under Project Pegasus. During fiscal 2024, we made total cash restructuring payments of $18.7 million and had a remaining liability of $4.8 million as of February 29, 2024.

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

Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment

In order to provide a better understanding of the impact of certain items on our operating income, the tables that follow report the comparative pre-tax impact of acquisition-related expenses, Bed, Bath & Beyond bankruptcy, EPA compliance costs, gain from insurance recoveries, gain on sale of distribution and office facilities, restructuring charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods presented below. Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended February 29, 2024
(in thousands)	Home & Outdoor (1)		Beauty & Wellness (2)		Total
Operating income, as reported (GAAP)	$142,732	15.6%	$117,857	10.8%	$260,589	13.0%
Bed, Bath & Beyond bankruptcy	3,087	0.3%	1,126	0.1%	4,213	0.2%
Gain on sale of distribution and office facilities	(16,175)	(1.8)%	(18,015)	(1.7)%	(34,190)	(1.7)%
Restructuring charges	5,144	0.6%	13,568	1.2%	18,712	0.9%
Subtotal	134,788	14.7%	114,536	10.5%	249,324	12.4%
Amortization of intangible assets	7,057	0.8%	11,269	1.0%	18,326	0.9%
Non-cash share-based compensation	16,319	1.8%	17,553	1.6%	33,872	1.7%
Adjusted operating income (non-GAAP)	$158,164	17.3%	$143,358	13.2%	$301,522	15.0%

	Fiscal Year Ended February 28, 2023
(in thousands)	Home & Outdoor (1)		Beauty & Wellness (2)		Total
Operating income, as reported (GAAP)	$134,053	14.6%	$77,738	6.7%	$211,791	10.2%
Acquisition-related expenses	117	—%	2,667	0.2%	2,784	0.1%
EPA compliance costs	—	—%	23,573	2.0%	23,573	1.1%
Gain from insurance recoveries	—	—%	(9,676)	(0.8)%	(9,676)	(0.5)%
Restructuring charges	8,689	0.9%	18,673	1.6%	27,362	1.3%
Subtotal	142,859	15.6%	112,975	9.8%	255,834	12.3%
Amortization of intangible assets	7,020	0.8%	11,302	1.0%	18,322	0.9%
Non-cash share-based compensation	10,751	1.2%	16,002	1.4%	26,753	1.3%
Adjusted operating income (non-GAAP)	$160,630	17.5%	$140,279	12.1%	$300,909	14.5%

	Fiscal Year Ended February 28, 2022
(in thousands)	Home & Outdoor (1)		Beauty & Wellness		Total
Operating income, as reported (GAAP)	$134,925	15.6%	$137,625	10.1%	$272,550	12.3%
Acquisition-related expenses	2,424	0.3%	—	—%	2,424	0.1%
EPA compliance costs	—	—%	32,354	2.4%	32,354	1.5%
Restructuring charges	369	—%	11	—%	380	—%
Subtotal	137,718	15.9%	169,990	12.5%	307,708	13.8%
Amortization of intangible assets	2,891	0.3%	9,873	0.7%	12,764	0.6%
Non-cash share-based compensation	13,812	1.6%	20,806	1.5%	34,618	1.6%
Adjusted operating income (non-GAAP)	$154,421	17.8%	$200,669	14.8%	$355,090	16.0%

(1)Fiscal 2024 and 2023 include a full year of operating results from Osprey, acquired on December 29, 2021, compared to approximately nine weeks of operating results in fiscal 2022. For additional information see Note 6 to the accompanying consolidated financial statements.
(2)Fiscal 2024 includes a full year of operating results from Curlsmith, acquired on April 22, 2022, compared to approximately forty-five weeks of operating results in fiscal 2023. For additional information see Note 6 to the accompanying consolidated financial statements.

Consolidated Operating Income

Comparison of Fiscal 2024 to 2023
Consolidated operating income was $260.6 million, or 13.0% of net sales revenue, compared to $211.8 million, or 10.2% of net sales revenue. Fiscal 2024 includes a pre-tax Bed, Bath & Beyond bankruptcy charge of $4.2 million, a pre-tax gain on sale of distribution and office facilities of $34.2 million and pre-tax restructuring charges of $18.7 million, compared to pre-tax acquisition-related expenses of $2.8 million, pre-tax EPA compliance costs of $23.6 million, pre-tax gain from insurance recoveries of $9.7 million, and pre-tax restructuring charges of $27.4 million in fiscal 2023. The effect of these items favorably impacted the year-over-year comparison of consolidated operating margin by a combined 2.7 percentage points. The remaining 0.1 percentage point increase in consolidated operating margin was primarily driven by:
•lower inbound freight costs;
•the favorable impact of our SKU rationalization efforts in Beauty & Wellness; and
•a decrease in inventory obsolescence expense.

These factors were partially offset by:
•increased annual incentive compensation expense;
•higher marketing expense;
•higher share-based compensation expense;
•an increase in depreciation and distribution expense primarily due to our new distribution facility; and
•the unfavorable operating leverage impact of the overall decrease in net sales.

Consolidated adjusted operating income increased 0.2% to $301.5 million, or 15.0% of net sales revenue, compared to $300.9 million, or 14.5% of net sales revenue.

Home & Outdoor

Comparison of Fiscal 2024 to 2023
Operating income was $142.7 million, or 15.6% of segment net sales revenue, compared to $134.1 million, or 14.6% of segment net sales revenue. The 1.0 percentage point increase in segment operating margin was primarily due to:
•lower inbound freight costs;
•a gain on the sale of our distribution and office facilities in El Paso, Texas of $16.2 million;
•lower commodity costs; and
•a decrease in restructuring charges of $3.5 million.

These factors were partially offset by:
•increased marketing expense;
•higher annual incentive compensation expense;
•an increase in depreciation and distribution expense primarily due to our new distribution facility;
•higher share-based compensation expense; and
•a charge of $3.1 million related to the bankruptcy of Bed, Bath & Beyond.

Adjusted operating income decreased 1.5% to $158.2 million, or 17.3% of segment net sales revenue, compared to $160.6 million, or 17.5% of segment net sales revenue.

Beauty & Wellness

Comparison of Fiscal 2024 to 2023
Operating income was $117.9 million, or 10.8% of segment net sales revenue, compared to $77.7 million, or 6.7% of segment net sales revenue. The 4.1 percentage point increase in segment operating margin was primarily due to:
•lower inbound and outbound freight costs;
•the favorable comparative impact of EPA compliance costs of $23.6 million incurred in the prior year;
•a gain on the sale of our distribution and office facilities in El Paso, Texas of $18.0 million;
•a decrease in inventory obsolescence expense;
•decreased distribution expense;
•the favorable impact of our SKU rationalization efforts; and
•a decrease in restructuring charges of $5.1 million.

These factors were partially offset by:
•higher annual incentive compensation expense;
•higher marketing expense;
•the unfavorable comparative impact of a gain from insurance recoveries of $9.7 million recognized in the prior year; and
•unfavorable operating leverage.

Adjusted operating income increased 2.2% to $143.4 million, or 13.2% of segment net sales revenue, compared to $140.3 million, or 12.1% of segment net sales revenue.

Interest Expense

Comparison of Fiscal 2024 to 2023
Interest expense was $53.1 million, compared to $40.8 million. The increase in interest expense was primarily due to a higher average effective interest rate, partially offset by lower average borrowings outstanding compared to the prior year.

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

The Organisation for Economic Co-operation and Development has introduced a framework to implement a global minimum corporate income tax of 15%, referred to as “Pillar Two.” Many aspects of Pillar Two are effective for tax years beginning after January 1, 2024, with certain remaining aspects to be effective for tax years beginning January 1, 2025 or later. Certain countries have adopted legislation to implement Pillar Two, and other countries are in the process of introducing legislation to implement Pillar Two. Based on the countries in which we operate and those that have adopted legislation that is already effective (or with effective dates during our fiscal 2025), we currently do not expect the global minimum tax rules will have a material impact to our global effective tax rate in fiscal 2025. We will continue to assess the impact of Pillar Two and monitor developments in legislation, regulation, and interpretive guidance.

In response to Pillar Two, on December 27, 2023, Bermuda enacted a corporate income tax effective for fiscal years beginning on or after January 1, 2025. The 15% corporate income tax regime applies to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective for us in fiscal 2026. The Bermuda corporate income tax allows for a beginning net operating loss balance related to the five years preceding the effective date. Accordingly, during fiscal 2024, we recorded a deferred tax asset of $9.3 million for the Bermuda net operating losses generated from fiscal 2021 through 2024 with an offsetting valuation allowance of $9.3 million. Although we currently do not expect the tax regime to have a material impact to our consolidated financial statements, we will continue to monitor and evaluate impact as further regulatory guidance becomes available.

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

Fiscal 2024 income tax expense as a percentage of income before income tax was 19.3% compared to income tax expense of 16.4% for fiscal 2023, primarily due to shifts in the mix of income in our various tax jurisdictions and tax expense recognized for the gain on the sale of our distribution and office facilities in El Paso, Texas during fiscal 2024.

Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP)

In order to provide a better understanding of the impact of certain items on our income and diluted EPS, the tables that follow report the comparative after-tax impact of acquisition-related expenses, Bed, Bath & Beyond bankruptcy, EPA compliance costs, gain from insurance recoveries, gain on sale of distribution and office facilities, restructuring charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on income and diluted EPS for the periods presented below. Adjusted income and adjusted diluted EPS may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended February 29, 2024
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$209,042	$40,448	$168,594	$8.72	$1.69	$7.03
Bed, Bath & Beyond bankruptcy	4,213	53	4,160	0.18	—	0.17
Gain on sale of distribution and office facilities	(34,190)	(8,787)	(25,403)	(1.43)	(0.37)	(1.06)
Restructuring charges	18,712	234	18,478	0.78	0.01	0.77
Subtotal	197,777	31,948	165,829	8.25	1.33	6.92
Amortization of intangible assets	18,326	2,447	15,879	0.76	0.10	0.66
Non-cash share-based compensation	33,872	2,110	31,762	1.41	0.09	1.33
Adjusted (non-GAAP)	$249,975	$36,505	$213,470	$10.43	$1.52	$8.91

Weighted average shares of common stock used in computing diluted EPS						23,970

	Fiscal Year Ended February 28, 2023
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$171,289	$28,016	$143,273	$7.11	$1.16	$5.95
Acquisition-related expenses	2,784	2	2,782	0.12	—	0.12
EPA compliance costs	23,573	354	23,219	0.98	0.01	0.96
Gain from insurance recoveries	(9,676)	(121)	(9,555)	(0.40)	(0.01)	(0.40)
Restructuring charges	27,362	388	26,974	1.14	0.02	1.12
Subtotal	215,332	28,639	186,693	8.94	1.19	7.75
Amortization of intangible assets	18,322	2,275	16,047	0.76	0.09	0.67
Non-cash share-based compensation	26,753	1,830	24,923	1.11	0.08	1.03
Adjusted (non-GAAP)	$260,407	$32,744	$227,663	$10.81	$1.36	$9.45

Weighted average shares of common stock used in computing diluted EPS						24,090

	Fiscal Year Ended February 28, 2022
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$259,966	$36,202	$223,764	$10.65	$1.48	$9.17
Acquisition-related expenses	2,424	87	2,337	0.10	—	0.10
EPA compliance costs	32,354	485	31,869	1.33	0.02	1.31
Restructuring charges	380	6	374	0.02	—	0.02
Subtotal	295,124	36,780	258,344	12.09	1.51	10.58
Amortization of intangible assets	12,764	1,010	11,754	0.52	0.04	0.48
Non-cash share-based compensation	34,618	2,965	31,653	1.42	0.12	1.30
Adjusted (non-GAAP)	$342,506	$40,755	$301,751	$14.03	$1.67	$12.36

Weighted average shares of common stock used in computing diluted EPS						24,410

Comparison of Fiscal 2024 to 2023
Net income was $168.6 million compared to $143.3 million. Diluted EPS was $7.03 compared to $5.95. Diluted EPS increased primarily due to higher operating income in both the Beauty & Wellness and Home & Outdoor segments, an increase in interest income, and lower weighted average diluted shares outstanding, partially offset by higher interest expense and an increase in the effective income tax rate.

Adjusted income decreased $14.2 million, or 6.2%, to $213.5 million compared to $227.7 million. Adjusted diluted EPS decreased 5.7% to $8.91 compared to $9.45.

Liquidity and Capital Resources

We principally rely on our cash flow from operations and borrowings under our Credit Agreement to finance our operations, capital and intangible asset expenditures, acquisitions and share repurchases. Historically, our principal uses of cash to fund our operations have included operating expenses, primarily SG&A, and working capital, predominantly for inventory purchases and the extension of credit to our retail customers. We have typically been able to generate positive cash flow from operations sufficient to fund our operating activities. In the past, we have utilized a combination of available cash and existing, or additional, sources of financing to fund strategic acquisitions, share repurchases and capital investments. We generated $306.1 million in cash from operations during fiscal 2024 and had $18.5 million in cash and cash equivalents at February 29, 2024. As of February 29, 2024, the amount of cash and cash equivalents held by our foreign subsidiaries was $17.5 million. We have no existing activities involving special purpose entities or off-balance sheet financing.

Our anticipated material cash requirements in fiscal 2025 include the following:
•operating expenses, primarily SG&A and working capital predominately for inventory purchases and to carry normal levels of accounts receivable on our balance sheet;
•repayment of a current maturity of long term debt of $6.3 million;
•estimated interest payments of approximately $47.4 million based on outstanding debt obligations, weighted average interest rates and interest rate swaps in effect at February 29, 2024;
•minimum operating lease payments under existing obligations of approximately $10.6 million;
•minimum royalty payments under existing license agreements of approximately $6.3 million;
•restructuring payments under Project Pegasus of approximately $11.7 million (refer to Note 11 for additional information); and
•capital and intangible asset expenditures between approximately $30 million to $35 million to support ongoing operations and future infrastructure needs.

Our anticipated material cash requirements beyond fiscal 2025 include the following:
•operating expenses, primarily SG&A and working capital predominately for inventory purchases and to carry normal levels of accounts receivable on our balance sheet;
•outstanding long-term debt obligations maturing between fiscal 2026 and fiscal 2029, in an aggregate principal value of approximately $665.7 million, with $631.3 million of that amount maturing in fiscal 2029 (refer to Note 13 for additional information);
•estimated interest payments of approximately $50.0 million, $48.9 million, $48.1 million, and $45.4 million in fiscal 2026, fiscal 2027, fiscal 2028, and fiscal 2029, respectively, based on outstanding debt obligations, weighted average interest rates and interest rate swaps in effect at February 29, 2024 (refer to Note 13 for additional information);
•minimum operating lease payments of approximately $45.9 million over the term of our existing operating lease arrangements (refer to Note 3 for additional information);
•minimum royalty payments of approximately $20.3 million over the term of the existing license agreements (refer to Note 12 for additional information); and
•capital and intangible asset expenditures to support ongoing operations and future infrastructure needs.

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

We may also elect to repurchase additional shares of common stock under our Board of Directors' authorization, subject to limitations contained in our debt agreement and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing. For additional information, see Item 5., “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report.

Operating Activities

Comparison of Fiscal 2024 to 2023
Operating activities provided net cash of $306.1 million compared to $208.2 million. The increase was primarily driven by higher cash earnings, decreases in payments for inventory, inbound freight, annual incentive compensation, income taxes and restructuring activities, partially offset by increases in cash used primarily for accounts receivable and interest payments.

Investing Activities

Investing activities provided cash of $5.4 million in fiscal 2024 and used cash of $319.3 million in fiscal 2023.

Highlights from Fiscal 2024
•We received proceeds of $49.5 million from the sale of our distribution and office facilities in El Paso, Texas and made investments in capital and intangible asset expenditures of $36.6 million, of which $19.3 million related to expenditures, primarily equipment, for our new two million square foot distribution facility. Capital and intangible asset expenditures also included expenditures for computer, furniture and other equipment and tooling, molds, and other production equipment. In addition, we invested $9.6 million in U.S. Treasury Bills.

Highlights from Fiscal 2023
•We paid $147.9 million, net of cash acquired, to acquire Curlsmith and made investments in capital and intangible asset expenditures of $174.9 million, of which $147.0 million was for construction expenditures inclusive of capitalized interest related to our new two million square foot distribution facility. Capital and intangible asset expenditures also included $27.9 million primarily for computer, software, furniture and other equipment and tooling, molds, and other production equipment.

Financing Activities

Financing activities used cash of $322.1 million in fiscal 2024 and provided cash of $106.8 million in fiscal 2023.

Highlights from Fiscal 2024
•we had proceeds of $1,415.5 million from revolving loans under our Credit Agreement and Prior Credit Agreement, net of lender fees paid in connection with the refinancing of our Credit Agreement;
•we repaid $1,686.6 million of revolving loans drawn under our Credit Agreement and Prior Credit Agreement;
•we received proceeds, net of lender fees, of $248.9 million from term loans under our Credit Agreement;
•we repaid $246.9 million of long-term debt which included the repayment of amounts outstanding on our term loans under the Prior Credit Agreement;
•we paid $2.0 million of third-party financing costs in connection with the refinancing of our Credit Agreement; and
•we repurchased and retired 432,532 shares of common stock at an average price of $127.67 per share for a total purchase price of $55.2 million through a combination of open market purchases and the settlement of certain stock awards.

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

Credit Agreement and Other Debt Agreements

Credit Agreement and Prior Credit Agreement

On February 15, 2024, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders. The Credit Agreement replaces our prior credit agreement (the “Prior Credit Agreement”), which terminated on February 15, 2024 and is further described below. We utilized the proceeds from the refinancing to repay all principal, interest, and fees outstanding under the Prior Credit Agreement without penalty. As a result, we recognized a loss on extinguishment of debt within interest expense of $0.5 million during fiscal 2024, which consisted of a write-off of $0.4 million of unamortized prepaid financing fees related to the Prior Credit Agreement and $0.1 million of lender fees related to debt under the Credit Agreement treated as an extinguishment. Additionally, we expensed $0.3 million of third-party fees in fiscal 2024 related to debt under the Credit

Agreement treated as a modification, which was recognized within interest expense. We capitalized $4.0 million of lender fees and $2.2 million of third-party fees incurred in connection with the Credit Agreement, which were recorded as prepaid financing fees in long-term debt and prepaid expenses and other current assets in the amounts of $5.4 million and $0.8 million, respectively.

The Credit Agreement provides for aggregate commitments of $1.5 billion, which are available through (i) a $1.0 billion revolving credit facility, which includes a $50 million sublimit for the issuance of letters of credit, (ii) a $250 million term loan facility, and (iii) a committed $250 million delayed draw term loan facility, which may be borrowed in multiple drawdowns until August 15, 2025. Proceeds can be used for working capital and other general corporate purposes, including funding permitted acquisitions. At the closing date of the Credit Agreement, we borrowed $457.5 million under the revolving credit facility and $250.0 million under the term loan facility and utilized the proceeds to repay all debt outstanding under the Prior Credit Agreement. The Credit Agreement matures on February 15, 2029. The Credit Agreement includes an accordion feature, which permits the Company to request to increase its borrowing capacity by an additional $300 million plus an unlimited amount when the Leverage Ratio (as defined in the Credit Agreement) on a pro-forma basis is less than 3.25 to 1.00. The Company’s exercise of the accordion is subject to certain conditions being met, including lender approval.

Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. We are able to repay amounts borrowed at any time without penalty. Borrowings accrue interest under one of two alternative methods pursuant to the Credit Agreement as described below. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment and letter of credit fees under the Credit Agreement. The term loans are payable at the end of each fiscal quarter in equal installments of 0.625% through February 28, 2025, 0.9375% through February 28, 2026, and 1.25% thereafter of the original principal balance of the term loans, beginning in the first quarter of fiscal 2025, with the remaining balance due at the maturity date. Borrowings under the Credit Agreement bear floating interest at either the Base Rate or Term SOFR (as defined in the Credit Agreement), plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.125% and 1.0% to 2.125% for Base Rate and Term SOFR borrowings, respectively.

Our Prior Credit Agreement with Bank of America, N.A., as administrative agent, and other lenders, provided for an unsecured total revolving commitment of $1.25 billion and a $300 million accordion, which could be used for term loan commitments. In June 2022, we exercised the accordion under the Prior Credit Agreement and borrowed $250 million as term loans. The proceeds from the term loans were used to repay revolving loans under the Prior Credit Agreement. The maturity date of the term loans and the revolving loans under the Prior Credit Agreement was March 13, 2025. Borrowings under the Prior Credit Agreement bore floating interest at either the Base Rate or Term SOFR (as defined in the Prior Credit Agreement), plus a margin based on the Net Leverage Ratio (as defined in the Prior Credit Agreement) of 0% to 1.0% and 1.0% to 2.0% for Base Rate and Term SOFR borrowings, respectively.

The floating interest rates on our borrowings under the Credit Agreement and Prior Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $500 million and $425 million of the outstanding principal balance under the revolving loans as of February 29, 2024 and February 28, 2023, respectively. See Notes 14, 15, and 16 for additional information regarding our interest rate swaps.

As of February 29, 2024, the outstanding Credit Agreement principal balance was $672.0 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $15.5 million. The weighted average interest rate on borrowings outstanding under the Credit Agreement was 6.0% at February 29, 2024. As of February 29, 2024, the amount available for revolving loans under the Credit Agreement was $562.6 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of February 29, 2024, these covenants effectively limited our ability to incur more than

$474.6 million of additional debt from all sources, including the Credit Agreement, or $562.6 million in the event a qualified acquisition is consummated.

Other Debt Agreements

On February 28, 2023, we paid the remaining balance of $15.1 million, including principal and interest, outstanding under our unsecured loan agreement (the “MBFC Loan”) with the Mississippi Business Finance Corporation (the “MBFC”), without penalty. As a result, as of February 28, 2023, we no longer had outstanding debt related to the MBFC Loan and the MBFC Loan terminated pursuant to its terms. The loan agreement was entered into in connection with the issuance by MBFC of taxable industrial development revenue bonds. Borrowings under the MBFC Loan bore interest at either the Base Rate or Term SOFR (both as defined in the loan agreement), plus a margin based on the Net Leverage Ratio (as defined in the loan agreement) of 0% to 1.0% and 1.0% to 2.0% for Base Rate and Term SOFR borrowings, respectively. The borrowings were used to fund construction of our Olive Branch, Mississippi distribution facility. The maturity date of the MBFC Loan was March 1, 2023.

Debt Covenants

Our debt under our Credit Agreement is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our Credit Agreement requires the maintenance of certain key financial covenants, defined in the table below. Our Credit Agreement also contains other customary covenants, including, among other things, covenants restricting or limiting us, except under certain conditions set forth therein, from (1) incurring liens on our properties, (2) making certain types of investments, (3) incurring additional debt, and (4) assigning or transferring certain licenses. Our Credit Agreement also contains customary events of default, including failure to pay principal or interest when due, among others. Upon an event of default under our Credit Agreement, the lenders may, among other things, accelerate the maturity of any amounts outstanding. The commitments of the lenders to make loans to us under the Credit Agreement are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the Credit Agreement.

As of February 29, 2024, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

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
(3)In the event a qualified acquisition is consummated, the maximum leverage ratio is 4.50 to 1.00 for the first four fiscal quarters after the qualified acquisition is consummated.
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

In addition, the calculation of our tax liabilities requires us to account for uncertainties in the application of complex and evolving tax regulations.  We recognize liabilities for uncertain tax positions based on the two-step process prescribed within GAAP. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination by the tax authority based upon its technical merits assuming the tax authority has full knowledge of all relevant information. To be recognized in the financial statements, the tax position must meet this more-likely-than-not threshold. For positions meeting this recognition threshold, the second step requires us to estimate and measure the tax benefit as the largest amount that has greater than a 50 percent likelihood of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, historical experience with similar tax matters, guidance from our tax advisors, and new audit activity. For tax positions that do not meet the threshold requirement, we record liabilities for unrecognized tax benefits as a tax expense or benefit in the period recognized or reversed and disclose as a separate liability in our financial statements, including related accrued interest and penalties. A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period in which the change occurs.

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

Acquisitions, Goodwill and Indefinite-Lived Intangibles, and Related Impairment Testing
A significant portion of our non-current assets consists of goodwill and intangible assets recorded as a result of past acquisitions. Accounting for business combinations requires the use of estimates and assumptions in determining the fair value of assets acquired and liabilities assumed in order to properly allocate the purchase price. Goodwill is recorded as the difference, if any, between the aggregate consideration paid and the fair value of the net tangible and intangible assets received in the acquisition of a business. Our intangible assets acquired primarily include trade names and customer relationships. The fair value of our assets acquired and liabilities assumed are typically based upon valuations performed by independent third-party appraisers using the income approach, including estimated future discounted cash flow models (“DCF Models”), the relief from royalty method for trade names, and the distributor method for customer relationships. The fair value of our trade names and customer relationships acquired involved significant estimates and assumptions, including revenue growth rates, gross profit and operating profit margins, discount rates and royalty and customer attrition rates (as applicable). We believe that the fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that marketplace participants would use.

We review goodwill and indefinite-lived intangible assets for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We consider whether circumstances or conditions exist which suggest that the carrying value of our goodwill and indefinite-lived intangible assets might be impaired. If such circumstances or conditions exist, we perform a qualitative assessment to determine whether it is more likely than not that the assets are impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). If the results of the qualitative assessment indicate that it is more likely than not that the assets are impaired, further steps are required in order to determine whether the carrying value of each reporting unit and indefinite-lived intangible assets exceeds its fair market value. An impairment charge is recognized to the extent the goodwill or indefinite-lived intangible asset recorded exceeds the reporting unit’s or asset's fair value. We perform our annual impairment testing for goodwill and indefinite-lived assets as of the beginning of the fourth quarter of our fiscal year. Based on our qualitative assessment performed during the fourth quarter of fiscal 2024 and fiscal 2023, we determined that it is not more likely than not that the fair value of each reporting unit and indefinite-lived intangible asset is lower than its carrying value; therefore, quantitative impairment testing was not required.

Our quantitative impairment test methodology primarily uses DCF Models. The DCF Models use a number of assumptions including expected future cash flows from the assets, volatility, risk free rate, and the expected life of the assets, the determination of which require significant judgments from management. In determining the assumptions to be used, we consider the existing rates on Treasury Bills, yield spreads on assets with comparable expected lives, historical volatility of our common stock and that of comparable companies, and general economic and industry trends, among other considerations. When stock market or other conditions warrant, we expand our traditional impairment test methodology to give weight to other methods that provide additional observable market information in order to better reflect the current risk level being incorporated into market prices and in order to corroborate the fair values of each of our reporting units. Management will place increased reliance on these additional methods in conjunction with its DCF Models in the event that the total market capitalization of its stock drops below its consolidated stockholders’ equity balance for a sustained period.

Considerable management judgment is necessary, in determining the fair value of goodwill and intangible assets (initially acquired and as part of our impairment testing), including the reasonableness of fair value estimates, evaluating the most likely impact of a range of possible external conditions, considering the resulting operating changes and their impact on estimated future cash flows, determining the appropriate discount factors to use, and selecting and weighting appropriate comparable market level inputs. The recoverability of these assets is dependent upon achievement of our projections and the continued execution of key initiatives related to revenue growth and profitability. The rates used in our projections are management’s estimate of the most likely results over time, given a wide range of potential outcomes. The assumptions and estimates used in our fair value analysis involve significant elements of subjective judgment and analysis by our management. While we believe that the assumptions we use are reasonable at the time made, changes in business conditions or other unanticipated events and circumstances may occur that cause actual results to differ materially from projected results and this could potentially require future adjustments to our asset valuations.

Impairment of Long-Lived Assets
We review intangible assets with definite lives and long-lived assets held and used if a triggering event occurs during the reporting period. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value. If our analysis indicates that an individual asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value. We evaluate any long-lived assets held for sale quarterly to determine if estimated fair value less cost to sell has changed during the reporting period. The determination of the fair value of definite-lived intangible assets and long-lived assets can entail a significant amount of judgment and subjectivity, including revenue growth rates, discount rates, royalty and customer attrition rates (as applicable), and estimated market prices (as applicable).

Economic Useful Lives of Intangible Assets
We amortize intangible assets, such as trademark licenses, trade names, customer relationships and lists, patents and non-compete agreements over their economic useful lives, unless those assets' economic useful lives are indefinite. If an intangible asset’s economic useful life is deemed indefinite, that asset is not amortized. The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty.  When we acquire an intangible asset, we consider factors such as the asset's history, our plans for that asset and the market for products associated with the asset. We consider these same factors when reviewing the economic useful lives of our previously acquired intangible assets as well. We review the economic useful lives of our intangible assets at least annually. We complete our analysis of the remaining useful economic lives of our intangible assets during the fourth quarter of each fiscal year or when a triggering event occurs.

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

Foreign Currency Risk
The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales and operating expenses. As a result of such transactions, portions of our cash, accounts receivable and accounts payable are denominated in foreign currencies. Approximately 14%, 13%, and 10% of our net sales revenue was denominated in foreign currencies during fiscal 2024, 2023 and 2022, respectively. These sales were primarily denominated in Euros, British Pounds and Canadian Dollars. We make most of our inventory purchases from manufacturers in Asia and primarily use the U.S. Dollar for such purchases.

In our consolidated statements of income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign income taxes receivables and payables, and deferred income tax assets and liabilities are recognized in income tax expense, and all other foreign currency exchange rate gains and losses are recognized in SG&A. We recorded in income tax expense foreign currency exchange rate net gains of $0.3 million during fiscal 2024 and net losses of $0.4 million and $0.5 million during fiscal 2023 and 2022, respectively. We recorded in SG&A foreign currency exchange rate net losses of $0.5 million, $1.7 million and $0.2 million during fiscal 2024, 2023 and 2022, respectively.

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

As of February 29, 2024 and February 28, 2023, a hypothetical adverse 10% change in foreign currency exchange rates would reduce the carrying and fair values of our derivatives by $8.3 million and $8.8 million on a pre-tax basis, respectively. This calculation is for risk analysis purposes and does not purport to represent actual losses or gains in fair value that we could incur. It is important to note that the change in value represents the estimated change in fair value of the contracts. Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets. Because the contracts hedge an underlying exposure, we would expect a similar and opposite change in foreign currency exchange rate gains or losses over the same periods as the contracts. Refer to Note 15 to the accompanying consolidated financial statements for further information regarding these instruments.

A significant portion of the products we sell are purchased from third-party manufacturers in China, who source a significant portion of their labor and raw materials in Chinese Renminbi. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years and in fiscal 2024 the average exchange rate of the Chinese Renminbi weakened against the U.S. Dollar by approximately 5.0% compared to the average rate during fiscal 2023. If China’s currency continues to fluctuate against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations. Accordingly, there can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, results of operations and financial condition.

Interest Rate Risk
Interest on our outstanding debt as of February 29, 2024 is based on variable floating interest rates. As such, we are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. As of February 29, 2024, certain borrowings under the Credit Agreement bore interest at an adjusted Term SOFR (as defined in the Credit Agreement). SOFR began in April 2018 and it therefore has a limited history. The future performance of SOFR cannot reliably be predicted based on hypothetical or limited historical performance data. Uncertainty as to SOFR or changes to SOFR may affect the interest rate of certain borrowings under the Credit Agreement. We hedge against interest rate volatility by using interest rate swaps to hedge a portion of our outstanding floating rate debt. Additionally, our cash and short-term investments generate interest income that will vary based on changes in short-term interest.

As of February 29, 2024 and February 28, 2023, a hypothetical adverse 10% change in interest rates would reduce the carrying and fair values of the interest rate swaps by $2.7 million and $4.3 million on a pre-tax basis, respectively. This calculation is for risk analysis purposes and does not purport to represent actual losses or gains in fair value that we could incur. It is important to note that the change in value represents the estimated change in the fair value of the swaps. Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets. Because the swaps hedge an underlying exposure, we would expect a similar and opposite change in floating interest rates over the same periods as the swaps. Refer to Notes 13 and 15 to the accompanying consolidated financial statements for further information regarding our interest rate sensitive assets and liabilities.

As of February 29, 2024 and February 28, 2023, a hypothetical 1% increase in interest rates would increase our annual interest expense, net of the effect of our interest rate swaps, by approximately $1.7 million and $5.1 million, respectively. This calculation is for risk analysis purposes and does not purport to represent actual increases or decreases in interest expense that we could incur. Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets. Refer to Item 1A., “Risk Factors” and Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report for further information regarding our interest rate risks.

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

Our management assesses the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of February 29, 2024.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Helen of Troy Limited
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Helen of Troy Limited and subsidiaries (the “Company”) as of February 29, 2024, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2024, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 29, 2024, and our report dated April 24, 2024 expressed an unqualified opinion on those financial statements.
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
April 24, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Helen of Troy Limited
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Helen of Troy Limited and subsidiaries (the “Company”) as of February 29, 2024 and February 28, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 29, 2024, and the related notes and financial statement schedule included under Schedule II – Valuation and Qualifying Accounts (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2024 and February 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 29, 2024, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 24, 2024 expressed an unqualified opinion.
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
Dallas, Texas
April 24, 2024

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except shares and par value)	February 29, 2024	February 28, 2023
Assets
Assets, current:
Cash and cash equivalents	$18,501	$29,073
Receivables, less allowances of $7,481 and $1,678	394,536	377,604
Inventory	395,995	455,485
Prepaid expenses and other current assets	27,012	24,721
Income taxes receivable	7,874	5,158
Total assets, current	843,918	892,041

Property and equipment, net of accumulated depreciation of $169,021 and $178,961	336,646	351,793
Goodwill	1,066,730	1,066,479
Other intangible assets, net of accumulated amortization of $186,882 and $168,574	536,696	553,883
Operating lease assets	35,962	38,751
Deferred tax assets, net	3,662	2,781
Other assets	15,008	7,987
Total assets	$2,838,622	$2,913,715

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable	$245,349	$190,598
Accrued expenses and other current liabilities	181,391	200,718
Income taxes payable	17,821	14,778
Long-term debt, current maturities	6,250	6,064
Total liabilities, current	450,811	412,158

Long-term debt, excluding current maturities	659,421	928,348
Lease liabilities, non-current	37,262	42,672
Deferred tax liabilities, net	41,253	28,048
Other liabilities, non-current	12,433	13,678
Total liabilities	1,201,180	1,424,904

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 23,751,258 and 23,994,405 shares issued and outstanding	2,375	2,399
Additional paid in capital	348,739	317,277
Accumulated other comprehensive income	2,099	4,947
Retained earnings	1,284,229	1,164,188
Total stockholders' equity	1,637,442	1,488,811
Total liabilities and stockholders' equity	$2,838,622	$2,913,715

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Income

	Fiscal Years Ended Last Day of February,
(in thousands, except per share data)	2024	2023	2022
Sales revenue, net	$2,005,050	$2,072,667	$2,223,355
Cost of goods sold	1,056,390	1,173,316	1,270,168
Gross profit	948,660	899,351	953,187

Selling, general and administrative expense (“SG&A”)	669,359	660,198	680,257
Restructuring charges	18,712	27,362	380
Operating income	260,589	211,791	272,550

Non-operating income, net	1,518	249	260
Interest expense	53,065	40,751	12,844
Income before income tax	209,042	171,289	259,966

Income tax expense	40,448	28,016	36,202
Net income	$168,594	$143,273	$223,764

Earnings per share (“EPS”):
Basic	$7.06	$5.98	$9.27
Diluted	7.03	5.95	9.17

Weighted average shares used in computing EPS:
Basic	23,865	23,955	24,142
Diluted	23,970	24,090	24,410

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Fiscal Years Ended Last Day of February,
(in thousands)	2024	2023	2022
Net income	$168,594	$143,273	$223,764
Other comprehensive (loss) income, net of tax:
Cash flow hedge activity - interest rate swaps	(2,477)	6,520	5,450
Cash flow hedge activity - foreign currency contracts	(371)	(1,775)	6,408
Total other comprehensive (loss) income, net of tax	(2,848)	4,745	11,858
Comprehensive income	$165,746	$148,018	$235,622

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 28, 2021	24,406	$2,441	$283,396	$(11,656)	$965,166	$1,239,347
Net income	—	—	—	—	223,764	223,764
Other comprehensive income, net of tax	—	—	—	11,858	—	11,858
Exercise of stock options	23	2	1,693	—	—	1,695
Issuance and settlement of restricted stock	202	20	(20)	—	—	—
Issuance of common stock related to stock purchase plan	24	2	4,259	—	—	4,261
Common stock repurchased and retired	(855)	(85)	(20,206)	—	(167,913)	(188,204)
Share-based compensation	—	—	34,618	—	—	34,618
Balances at February 28, 2022	23,800	$2,380	$303,740	$202	$1,021,017	$1,327,339
Net income	—	—	—	—	143,273	143,273
Other comprehensive income, net of tax	—	—	—	4,745	—	4,745
Exercise of stock options	9	1	724	—	—	725
Issuance and settlement of restricted stock	242	24	(24)	—	—	—
Issuance of common stock related to stock purchase plan	33	3	4,338	—	—	4,341
Common stock repurchased and retired	(90)	(9)	(18,254)	—	(102)	(18,365)
Share-based compensation	—	—	26,753	—	—	26,753
Balances at February 28, 2023	23,994	$2,399	$317,277	$4,947	$1,164,188	$1,488,811
Net income	—	—	—	—	168,594	168,594
Other comprehensive loss, net of tax	—	—	—	(2,848)	—	(2,848)
Exercise of stock options	6	1	264	—	—	265
Issuance and settlement of restricted stock	142	14	(14)	—	—	—
Issuance of common stock related to stock purchase plan	42	4	3,966	—	—	3,970
Common stock repurchased and retired	(433)	(43)	(6,626)	—	(48,553)	(55,222)
Share-based compensation	—	—	33,872	—	—	33,872
Balances at February 29, 2024	23,751	$2,375	$348,739	$2,099	$1,284,229	$1,637,442

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Years Ended Last Day of February,
(in thousands)	2024	2023	2022
Cash provided by operating activities:
Net income	$168,594	$143,273	$223,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,499	44,683	35,829
Amortization of financing costs	1,235	1,114	986
Non-cash operating lease expense	10,191	9,702	9,580
Provision for credit losses	6,103	1,798	312
Non-cash share-based compensation	33,872	26,753	34,618
Non-cash restructuring charges	1,772	—	—
Loss on extinguishment of debt	489	—	—
Gain on sale of distribution and office facilities	(34,190)	—	—
Gain on sale of Personal Care business	—	(1,336)	(513)
(Gain) loss on the sale or disposal of property and equipment	(233)	63	(2,243)
Deferred income taxes and tax credits	13,210	(2,242)	(8,871)
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	(18,668)	83,624	(66,834)
Inventory	58,192	110,304	(45,913)
Prepaid expenses and other current assets	(2,405)	2,778	(5,589)
Other assets and liabilities, net	(2,830)	(355)	(6,595)
Accounts payable	54,403	(115,931)	(43,745)
Accrued expenses and other current liabilities	(36,287)	(88,040)	(3,593)
Accrued income taxes	1,120	(7,946)	19,630
Net cash provided by operating activities	306,067	208,242	140,823

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(36,644)	(174,864)	(78,039)
Net payments to acquire businesses, net of cash acquired	—	(146,342)	(410,880)
Payments for purchases of U.S. Treasury Bills	(9,605)	—	—
Proceeds from maturity of U.S. Treasury Bills	622	—	—
Proceeds from sale of distribution and office facilities	49,456	—	—
Proceeds from sale of Personal Care business	—	1,804	44,700
Proceeds from the sale of property and equipment	1,620	69	5,305
Net cash provided (used) by investing activities	5,449	(319,333)	(438,914)

Cash (used) provided by financing activities:
Proceeds from revolving loans	1,415,511	685,800	998,200
Repayment of revolving loans	(1,686,580)	(795,300)	(527,700)
Proceeds from term loans	248,868	250,000	—
Repayment of long-term debt	(246,875)	(19,832)	(1,900)
Payment of financing costs	(2,025)	(586)	—
Proceeds from share issuances under share-based compensation plans	4,235	5,066	5,956
Payments for repurchases of common stock	(55,222)	(18,365)	(188,204)
Net cash (used) provided by financing activities	(322,088)	106,783	286,352

Net decrease in cash and cash equivalents	(10,572)	(4,308)	(11,739)
Cash and cash equivalents, beginning balance	29,073	33,381	45,120
Cash and cash equivalents, ending balance	$18,501	$29,073	$33,381

Supplemental cash flow information:
Interest paid	$52,537	$43,687	$11,694
Income taxes paid, net of refunds	28,855	37,082	22,831

Supplemental non-cash investing activity:
Capital expenditures included in accounts payable	7,491	5,847	6,858
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

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. As of February 29, 2024, we operated two reportable segments: Home & Outdoor and Beauty & Wellness.

Our Home & Outdoor segment offers a broad range of outstanding world-class brands that help consumers enjoy everyday living inside their homes and outdoors. Our innovative products for home activities include food preparation and storage, cooking, cleaning, organization, and beverage service. Our outdoor performance range, on-the-go food storage, and beverageware includes lifestyle hydration products, coolers and food storage solutions, backpacks, and travel gear. The Beauty & Wellness segment provides consumers with a broad range of outstanding world-class brands for beauty and wellness. In Beauty, we deliver innovation through products such as hair styling appliances, grooming tools, and liquid and aerosol personal care products that help consumers look and feel more beautiful. In Wellness, we are there when you need us most with highly regarded humidifiers, thermometers, water and air purifiers, heaters, and fans.

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

During fiscal 2023, we initiated a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and effectiveness and reduce costs (referred to as “Project Pegasus”). See Note 11 for additional information.

On April 22, 2022, we completed the acquisition of Recipe Products Ltd., a producer of innovative prestige hair care products for all types of curly and wavy hair under the Curlsmith brand (“Curlsmith”). The total purchase consideration was $147.9 million in cash, net of a final net working capital adjustment and cash acquired. The Curlsmith brand and products were added to the Beauty & Wellness segment. See Note 6 for additional information.

On December 29, 2021, we completed the acquisition of Osprey Packs, Inc. (“Osprey”), a longtime U.S. leader in technical and everyday packs, for $409.3 million in cash, net of a final net working capital adjustment and cash acquired. The Osprey brand and products were added to the Home & Outdoor segment. See Note 6 for additional information.

During fiscal 2022 and fiscal 2023, we divested certain assets within our Beauty & Wellness segment's mass channel personal care business, which included liquid, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium (“Personal Care”). On June 7, 2021, we completed the sale of our North America Personal Care business to HRB Brands LLC, for $44.7 million in cash and recognized a gain on the sale in SG&A totaling $0.5 million. On March 25, 2022, we completed the sale of the Latin America and Caribbean Personal Care business to HRB Brands LLC, for $1.8 million in cash and recognized a gain on the sale in SG&A totaling $1.3 million. The net assets sold included intangible assets, inventory, certain net trade receivables, fixed assets and certain accrued sales discounts and allowances relating to our Personal Care business. Income before income tax expense for our Personal Care business was $5.5 million in fiscal 2022, inclusive of corporate overhead expenses that were allocable to the business.

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

Reclassifications

We have recast or separately disclosed certain amounts in the prior years’ accompanying footnotes to conform with the current year’s presentation.

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

Receivables

Our receivables are comprised of trade receivables from customers, primarily in the retail industry, offset by an allowance for credit losses. Our allowance for credit losses reflects our best estimate of expected credit losses over the receivables' term, determined principally based on historical experience, specific allowances for known at-risk accounts, and consideration of current economic conditions and management’s expectations of future economic conditions. Our policy is to write off receivables when we have determined they will no longer be collectible. Write-offs are applied as a reduction to the allowance for credit losses and any recoveries of previous write-offs are netted against bad debt expense in the period recovered.

We have a significant concentration of credit risk with three major customers at February 29, 2024 representing approximately 20%, 14%, and 12% of our gross trade receivables, respectively. As of February 28, 2023, our significant concentration of credit risk with three major customers represented approximately 18%, 15%, and 13% of our gross trade receivables, respectively. In addition, as of February 29, 2024 and February 28, 2023, approximately 55% and 52%, respectively, of our gross trade receivables were due from our five top customers.

Foreign Currency Transactions

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company; therefore, we do not have a translation adjustment recorded through accumulated other comprehensive income. All our non-U.S. subsidiaries' transactions denominated in other currencies have been remeasured into U.S. Dollars using exchange rates in effect on the date each transaction occurred. In our consolidated statements of income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign income taxes receivables and payables and deferred income tax assets and liabilities are recognized in income tax expense, and all other foreign currency exchange rate gains and losses are recognized in SG&A.

We mitigate certain foreign currency exchange rate risk by using forward contracts and cross-currency debt swaps to protect against the foreign currency exchange rate risk inherent in our transactions denominated in foreign currencies. For additional information on our derivatives see “Financial Instruments” below.

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

General and administrative expenses directly attributable to acquiring inventory include all the expenses of operating our sourcing activities and expenses incurred for packaging. We capitalized $23.4 million, $22.9 million, and $26.0 million of such general and administrative expenses into inventory during fiscal 2024, 2023 and 2022, respectively. We estimate that $8.9 million and $11.7 million of general and administrative expenses directly attributable to the procurement of inventory were included in our inventory balances on hand at February 29, 2024 and February 28, 2023, respectively.

The “Cost of goods sold” line item in the consolidated statements of income is comprised of the book value of inventory sold to customers during the reporting period and depreciation expense of tooling, molds and other production equipment. When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices less expected disposal costs.

For fiscal 2024, 2023, and 2022, finished goods purchased from vendors in Asia comprised approximately 79%, 87%, and 88%, respectively, of total finished goods purchased. During fiscal 2024, we had two vendors (located in China) who fulfilled approximately 7% and 5% of our product requirements compared to two vendors (located in China) who each fulfilled approximately 6% for fiscal 2023. During fiscal 2022, we had one vendor (located in China) who fulfilled approximately 9% of our product requirements. Additionally, during fiscal 2024, we had one vendor (located in Mexico) who fulfilled approximately 12% of our product requirements compared to approximately 7% for both fiscal 2023 and 2022. For fiscal 2024, 2023, and 2022, our top two vendors combined fulfilled approximately 19%, 13%, and 16% of our product requirements, respectively. For fiscal 2024, 2023 and 2022, our top five vendors fulfilled approximately 33%, 29%, and 36% of our product requirements, respectively.

Property and Equipment

These assets are recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Expenditures for repair and maintenance of property and equipment are expensed as incurred. For tax purposes, accelerated depreciation methods are used where allowed by tax laws.

Trademark License Agreements, Trade Names, Patents, and Other Intangible Assets

A significant portion of our sales are made subject to trademark license agreements with various licensors. Our license agreements are reported on our consolidated balance sheets at cost, less accumulated amortization. The cost of our license agreements represent amounts paid to licensors to acquire the license or to alter the terms of the license in a manner that we believe to be in our best interest. Certain licenses have extension terms that may require additional payments to the licensor as part of the terms of renewal. We capitalize costs incurred to renew or extend the term of a license agreement and amortize such costs on a straight-line basis over the remaining term or economic life of the agreement, whichever is shorter. Royalty payments are not included in the cost of license agreements. Royalty expense under our license agreements is recognized as incurred and is included in our consolidated statements of income in SG&A. Net sales revenue subject to trademark license agreements, the majority of which require royalty payments, comprised approximately 37%, 40%, and 46% of consolidated net sales revenue for fiscal 2024, 2023 and 2022, respectively. During fiscal 2024, two license agreements each accounted for net sales revenue of approximately 10% of consolidated net sales revenue, one of which does not require royalty payments. No other trademark license agreements had associated net sales revenue that accounted for 10% or more of consolidated net sales revenue.

We also sell products under trade names that we own for which we have registered trademarks. Trade names that we acquire through acquisition from other entities are generally recorded on our consolidated balance sheets based upon the appraised fair value of the acquired asset, net of any accumulated amortization and impairment charges. Costs associated with developing trade names internally are recorded as expenses in the period incurred. In certain instances where trade names have readily determinable useful lives, we amortize their costs on a straight-line basis over such lives. In some instances, we have determined that such acquired assets have an indefinite useful life. In these cases, no amortization is recorded. Patents acquired through acquisition, if material, are recorded on our consolidated balance sheets based upon the appraised value of the acquired patents and amortized over the remaining life of the patent. Additionally, we incur certain costs in connection with the design and development of products to be covered by patents, which are capitalized as incurred and amortized on a straight-line basis over the life of the patent in the jurisdiction filed, typically 12 to 14 years.

Other intangible assets include customer relationships, customer lists and non-compete agreements that we acquired. These are recorded on our consolidated balance sheets based upon the fair value of the acquired asset and amortized on a straight-line basis over the remaining life of the asset as determined either by a third-party appraisal or the term of any controlling agreements.

Goodwill, Intangible and Other Long-Lived Assets and Related Impairment Testing

Goodwill is recorded as the difference, if any, between the aggregate consideration paid and the fair value of the net tangible and intangible assets received in the acquisition of a business. The fair value of our assets acquired and liabilities assumed are typically based upon valuations performed by independent third-party appraisers.

We review goodwill and indefinite-lived intangible assets for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We consider whether circumstances or conditions exist which suggest that the carrying value of our goodwill and indefinite-lived intangible assets might be impaired. If such circumstances or conditions exist, we perform a qualitative assessment to determine whether it is more likely than not that the assets are impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). If the results of the qualitative assessment indicate that it is more likely than not that the assets are impaired, further steps are required in order to determine whether the carrying value of each reporting unit and indefinite-lived intangible assets exceeds its fair market value. An impairment charge is recognized to the extent the goodwill or indefinite-lived intangible asset recorded exceeds the reporting unit’s or asset's fair value. We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of the beginning of the fourth quarter of our fiscal year (see Note 7).

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

Economic Useful Lives and Amortization of Intangible Assets

Intangible assets consist primarily of trademark license agreements, trade names, customer relationships and lists, patents, and non-compete agreements. We amortize intangible assets over their economic useful lives, unless those assets' economic useful lives are indefinite. If an intangible asset’s economic useful life is deemed indefinite, that asset is not amortized. The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty.  When we acquire an intangible asset, we consider factors such as the asset's history, our plans for that asset and the market for products associated with the asset. We consider these same factors when reviewing the economic useful lives of our previously acquired intangible assets as well. We review the economic useful lives of our intangible assets at least annually. We complete our analysis of the remaining useful economic lives of our intangible assets during the fourth quarter of each fiscal year or when a triggering event occurs. For certain intangible assets subject to amortization, we use the straight-line method over appropriate periods ranging from 5 to 40 years for trademark licenses, 15 to 30 years for trade names, 4.5 to 24 years for customer relationships and lists, and 5 to 20 years for other definite-lived intangible assets (see Note 7).

Financial Instruments

We use derivatives to manage our exposure to changes in foreign currency exchange rates, which include foreign currency forward contracts and cross-currency debt swaps. In addition, we use interest rate swaps to manage our exposure to changes in interest rates. All of our derivative assets and liabilities are recorded at fair value. Derivatives for which we have elected and qualify for hedge accounting include certain of our forward contracts (“foreign currency contracts”) and interest rate swaps. Our foreign currency contracts and interest rate swaps are designated as cash flow hedges and changes in fair value are recorded in Other Comprehensive (Loss) Income (“OCI”) until the hedge transaction is settled, at which point amounts are reclassified from Accumulated Other Comprehensive (Loss) Income (“AOCI”) to our consolidated statements of income. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness. Foreign currency derivatives for which we have not elected hedge accounting consist of certain forward contracts and our cross-currency debt swaps, and any changes in the fair value of these derivatives are recorded in our consolidated statements of income. These undesignated derivatives are used to hedge monetary net asset and liability positions. Cash flows from our foreign currency derivatives and interest rate swaps are classified as cash flows from operating activities in our consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. Accordingly, we present interest paid net of cash flows from our interest rate swaps as supplemental information to our consolidated statements of cash flows. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. We also invest in U.S. Treasury Bills as a component of our capital management strategy, which are recorded at amortized cost. See Notes 14, 15 and 16 for more information on our fair value measurements, investments and derivatives.

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

We measure revenue as the amount of consideration for which we expect to be entitled in exchange for transferring goods. We allow for sales returns for defects in material and workmanship for periods ranging from one to five years, which are accounted for as variable consideration. We recognize an accrual for sales returns to reduce sales to reflect our best estimate of future customer returns, determined principally based on historical experience and specific allowances for known pending returns.
Certain customers may receive cash incentives such as customer, trade, and advertising discounts as well as other customer-related programs, which are also accounted for as variable consideration. In some cases, we apply judgment, such as contractual rates and historical payment trends, when estimating variable consideration. Most of our variable consideration is classified as a reduction to net sales. In instances when we purchase a distinct good or service from our customer and fair value can be reasonably estimated, these amounts are expensed in our consolidated statements of income in SG&A. The amount of consideration granted to customers recorded in SG&A was $44.7 million, $40.2 million, and $39.0 million for fiscal 2024, 2023 and 2022, respectively.

Sales taxes and other similar taxes are excluded from revenue. We have elected to account for shipping and handling activities as a fulfillment cost as permitted by the guidance. We do not have unsatisfied performance obligations since our performance obligations are satisfied at a single point in time.

Advertising

Advertising costs include cooperative retail advertising with our customers, traditional and digital media advertising and production expenses, and expenses associated with other promotional product messaging and consumer awareness programs. Advertising costs are expensed in the period in which they are incurred and included in our consolidated statements of income in SG&A. We incurred total advertising costs of $106.8 million, $98.5 million, and $96.4 million during fiscal 2024, 2023 and 2022, respectively, which is inclusive of the amounts described above for consideration granted to customers.

Research and Development Expense

Research and development expenses consist primarily of salary and employee benefit expenses and contracted development efforts and expenses associated with development of products. Expenditures for research activities relating to product design, engineering, development and improvement are generally charged to expense as incurred and are included in our consolidated statements of income in SG&A. We incurred total research and development expenses of $56.5 million, $47.8 million, and $54.0 million during fiscal 2024, 2023 and 2022, respectively.

Shipping and Handling Revenue and Expense

Shipping and handling revenue and expense are included in our consolidated statements of income in SG&A. This includes distribution facility costs, third-party logistics costs and outbound transportation costs we incur. Our net expense for shipping and handling was $156.7 million, $162.0 million, and $173.4 million during fiscal 2024, 2023 and 2022, respectively.

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

The grant date fair value of RSAs, RSUs, PSAs, and PSUs is determined using the closing price of our common stock on the date of grant, except for Market Condition Awards, in which case we use a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved and is applied to the closing price of our common stock on the date of grant. See Note 8 for further information on our share-based compensation plans.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. This ASU will be effective for our Form 10-K for fiscal 2026. We are currently evaluating the impact this ASU may have on our consolidated financial statement disclosures.

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

We include options to extend or terminate the lease in the lease term for accounting considerations, when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of less than 1 year to 9 years. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term. We do not recognize leases with an initial term of twelve months or less on the balance sheet and instead recognize the related lease payments as expense in the consolidated statements of income on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component for all asset classes. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease expense recognized within SG&A in the consolidated statements of income was $14.8 million, $16.3 million, and $13.3 million for fiscal 2024, 2023, and 2022, respectively and includes short-term lease expense of $4.6 million, $6.4 million, and $3.7 million for fiscal 2024, 2023 and 2022, respectively. The non-cash component of lease expense is included as an adjustment to reconcile net income to net cash provided by operating activities in the consolidated statements of cash flows.

A summary of supplemental lease information was as follows:

	February 29, 2024	February 28, 2023
Weighted average remaining lease term (years)	7.5	8.2
Weighted average discount rate	5.66%	5.62%
Cash paid for amounts included in the measurement of lease liabilities	$9,932	$10,393
Operating lease assets obtained in exchange for operating lease liabilities	$4,865	$7,749

A summary of our estimated lease payments, imputed interest and liabilities was as follows:

(in thousands)	February 29, 2024
Fiscal 2025	$10,564
Fiscal 2026	6,500
Fiscal 2027	6,540
Fiscal 2028	5,934
Fiscal 2029	5,810
Thereafter	21,108
Total future lease payments	56,456
Less: imputed interest	(10,933)
Present value of lease liability	$45,523

(in thousands)	February 29, 2024	February 28, 2023
Lease liabilities, current (1)	$8,261	$7,120
Lease liabilities, non-current	37,262	42,672
Total lease liability	$45,523	$49,792

(1)Included as part of “Accrued expenses and other current liabilities” on the consolidated balance sheet.

Note 4 - Property and Equipment

A summary of property and equipment was as follows:

	Estimated Useful Lives (Years)			Fiscal Years Ended Last Day of February,
(in thousands)				2024	2023
Land		—		$16,687	$20,632
Building and improvements	3	—	40	236,370	132,303
Computer, furniture and other equipment	3	—	20	166,230	101,567
Tooling, molds and other production equipment	3	—	7	77,358	67,184
Construction in progress		—		9,022	209,068
Property and equipment, gross				505,667	530,754
Less: accumulated depreciation				(169,021)	(178,961)
Property and equipment, net				$336,646	$351,793

We recorded $33.2 million, $26.4 million and $23.1 million of depreciation expense including $12.6 million, $13.0 million and $10.0 million in cost of goods sold and $20.6 million, $13.4 million and $13.1 million in SG&A in the consolidated statements of income for fiscal 2024, 2023 and 2022, respectively. In March 2023, we completed the construction of an additional distribution facility in Gallaway, Tennessee that became operational during the first quarter of fiscal 2024 and currently services some of our Home & Outdoor segment.

On September 28, 2023, we completed the sale of our distribution and office facilities in El Paso, Texas, for a sales price of $50.6 million, less transaction costs of $1.1 million. Concurrently, we entered into an agreement to leaseback the office facilities for a period of up to 18 months substantially rent free, which we estimated to have a fair value of approximately $1.9 million. The transaction qualified for sales recognition under the sale leaseback accounting requirements. Accordingly, we increased the sales price by the $1.9 million of prepaid rent and recognized a gain on the sale of $34.2 million within SG&A during fiscal 2024, of which $18.0 million and $16.2 million was recognized by our Beauty & Wellness and Home & Outdoor segments, respectively. The related property and equipment, totaling $17.2 million net of accumulated depreciation of $36.8 million, was derecognized from the consolidated balance sheet, and at lease commencement, we recorded an operating lease asset, which includes the imputed rent payments described above, and an operating lease liability. See Note 3 for additional information regarding our leases. We used the proceeds from the sale to repay amounts outstanding under our long-term debt agreement.

Note 5 - Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities was as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2024	2023
Accrued compensation, benefits and payroll taxes	$36,572	$17,380
Accrued sales discounts and allowances	37,851	63,881
Accrued sales returns	21,282	28,498
Accrued advertising	29,212	36,931
Other	56,474	54,028
Total accrued expenses and other current liabilities	$181,391	$200,718

Note 6 - Acquisitions

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

We accounted for the acquisition as a purchase of a business and recorded the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed as goodwill. The goodwill recognized is attributable primarily to expected synergies including leveraging our Beauty & Wellness segment's existing marketing and sales structure, as well as our global sourcing, distribution, shared services, and international go-to-market capabilities. The goodwill is not expected to be deductible for income tax purposes. We have determined the appropriate fair values of the acquired intangible assets and completed our analysis of the economic lives of the assets acquired. We assigned $21.0 million to trade names and are amortizing over a 20 year expected life. We assigned $12.0 million to customer relationships and are amortizing over a 19.5 year expected life, based on historical attrition rates.

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

The impact of the acquisition of Curlsmith on our consolidated statement of income for fiscal 2023 was as follows:

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

We accounted for the acquisition as a purchase of a business and recorded the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed as goodwill. The goodwill recognized is attributable primarily to expected synergies including leveraging our information systems, shared services capabilities and international footprint. The goodwill is not expected to be deductible for income tax purposes.

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

The impact of the acquisition of Osprey on our consolidated statement of income for fiscal 2022 was as follows:

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

(in thousands, except earnings per share data)	Fiscal Year Ended February 28, 2022
Sales revenue, net	$2,361,906
Net income	202,507

EPS:
Basic	$8.39
Diluted	$8.30

These amounts have been calculated after applying our accounting policies and adjusting the results of Osprey to reflect the effect of definite-lived intangible assets recognized as part of the business combination on amortization expense as if the acquisition had occurred on March 1, 2020.

Note 7 - Goodwill and Intangibles

Amortization expense is recorded for intangible assets with definite useful lives and is reported within SG&A in our consolidated statements of income. Some of our goodwill is held in jurisdictions that allow deductions for tax purposes; however, in some of those jurisdictions we have no tax basis for the associated goodwill recorded for book purposes. Accordingly, the majority of our goodwill is not deductible for tax purposes. We perform annual impairment testing each fiscal year and interim impairment testing, if necessary. We write down any asset deemed to be impaired to its fair value.

During fiscal years 2024, 2023 and 2022, we did not record any impairment charges related to goodwill or intangible assets.

The following table summarizes the changes in our goodwill by segment for fiscal 2024 and 2023:

(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Gross carrying amount as of February 28, 2022	$491,028	$457,845	$948,873
Accumulated impairment as of February 28, 2022	—	—	—
Acquisitions (1) (2)	749	116,857	117,606
Gross carrying amount as of February 28, 2023	491,777	574,702	1,066,479
Accumulated impairment as of February 28, 2023	—	—	—
Net carrying amount as of February 28, 2023	$491,777	$574,702	$1,066,479
Acquisitions (2)	—	251	251
Gross carrying amount as of February 29, 2024	491,777	574,953	1,066,730
Accumulated impairment as of February 29, 2024	—	—	—
Net carrying amount as of February 29, 2024	$491,777	$574,953	$1,066,730

(1)Reflects the goodwill recorded in the Home & Outdoor segment in connection with the acquisition of Osprey on December 29, 2021. For additional information see Note 6.

(2)Reflects the goodwill recorded in the Beauty & Wellness segment in connection with the acquisition of Curlsmith on April 22, 2022. For additional information see Note 6.

The following table summarizes the components of our other intangible assets as follows:

	February 29, 2024 (1)			February 28, 2023 (1)
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Trademark licenses	$7,400	$—	$7,400	$7,400	$—	$7,400
Trade names	358,200	—	358,200	358,200	—	358,200

Definite-lived:
Trademark licenses	74,650	(7,523)	67,127	74,250	(5,429)	68,821
Trade names	51,150	(10,267)	40,883	51,150	(7,212)	43,938
Customer relationships and lists	160,201	(112,194)	48,007	160,201	(103,653)	56,548
Other intangibles	71,977	(56,898)	15,079	71,256	(52,280)	18,976
Total	$723,578	$(186,882)	$536,696	$722,457	$(168,574)	$553,883

(1)Balances as of February 29, 2024 and February 28, 2023 include intangible assets recorded in connection with the acquisitions of Curlsmith and Osprey on April 22, 2022, and December 29, 2021, respectively. For additional information see Note 6.

The following tables summarize amortization expense related to our other intangible assets as follows:

Aggregate Amortization Expense (in thousands)
Fiscal 2024	$18,326
Fiscal 2023	18,322
Fiscal 2022	12,764

Estimated Amortization Expense (in thousands)
Fiscal 2025	$17,850
Fiscal 2026	16,044
Fiscal 2027	11,580
Fiscal 2028	8,835
Fiscal 2029	8,799

Note 8 - Share-Based Compensation Plans

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

2018 Plan

On August 22, 2018, our shareholders approved the 2018 Plan. The 2018 Plan permits the granting of stock options, stock appreciation rights, RSAs, RSUs, PSAs, PSUs, and other stock-based awards. The aggregate number of shares for issuance under the 2018 Plan will not exceed 2,000,000 shares and as of February 29, 2024, 697,829 shares were available for issuance.

2018 ESPP

On August 22, 2018, our shareholders approved the 2018 ESPP. The aggregate number of shares of common stock that may be purchased under the 2018 ESPP will not exceed 750,000 shares. Under the terms of the plan, associates may authorize the withholding of up to 15% of their wages or salaries to purchase our shares of common stock, not to exceed $25,000 of the fair market value of such shares for any calendar year. The purchase price for shares acquired under the 2018 ESPP is equal to the lower of 85% of the share's fair market value on either the first day of each option period or the last day of each period. The plan will expire by its terms on September 1, 2028. Shares of common stock purchased under the 2018 ESPP vest immediately at the time of purchase. During fiscal 2024, there were 41,749 shares purchased under the plan.

Share-Based Compensation Expense

We recorded share-based compensation expense in SG&A as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2024	2023	2022
Directors stock compensation	$787	$788	$644
Service Condition Awards	12,345	8,663	11,177
Performance Condition Awards	5,746	9,017	17,260
Market Condition Awards	13,790	7,223	4,234
Employee stock purchase plan	1,204	1,062	1,303
Share-based compensation expense	33,872	26,753	34,618
Less: income tax benefits	(2,110)	(1,830)	(2,965)
Share-based compensation expense, net of income tax benefits	$31,762	$24,923	$31,653

Stock Options

There have been no new grants of options since fiscal 2017 and all options outstanding at February 28, 2023 and February 29, 2024 were exercisable. A summary of stock option activity under our 2008 plan was as follows:

(in thousands, except contractual term and per share data)	Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at February 28, 2023	16	$61.77	1.1	$726
Exercises	(6)	46.00		298
Outstanding at February 29, 2024	10	$72.46	0.5	$447
Exercisable at February 29, 2024	10	$72.46	0.5	$447

The total intrinsic value of options exercised during fiscal 2024, 2023, and 2022, was $0.3 million, $1.1 million, and $3.6 million, respectively.

Director Restricted Stock Awards

During fiscal 2024 we issued under the 2018 Plan, 7,256 RSAs to non-employee members of the Board of Directors with a total grant date fair value of $0.8 million or $108.40 per share. The RSAs vested immediately, and accordingly, were expensed immediately. The total fair value of RSAs granted to our non-employee members of the Board of Directors that vested immediately on grant dates in fiscal 2023 and 2022 was $0.8 million and $0.6 million, respectively.

Service Condition Awards

We grant RSAs and RSUs to associates, which primarily vest ratably over three or four years or have specified graded vesting terms over 3 years, “Service Condition Awards”. A summary of Service Condition Awards activity during fiscal 2024 follows:

(in thousands, except per share data)	Number of Service Condition Awards	Weighted Average Grant Date Fair Value (per share)
Outstanding at February 28, 2023	111	$199.29
Granted	147	109.97
Vested	(58)	181.44
Forfeited	(20)	147.14
Outstanding at February 29, 2024	180	$138.06

The total fair value of Service Condition Awards that vested in fiscal 2024, 2023, and 2022 was $6.2 million, $10.2 million, and $14.3 million, respectively. The weighted average grant date fair value of Service Condition Awards granted during fiscal 2024, 2023 and 2022 was $109.97, $195.90, and $218.35, respectively.

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

Condition Awards activity during fiscal 2024 follows and reflects all PSAs granted and outstanding at maximum achievement of 200% of Target:

(in thousands, except per share data)	Number of Performance Condition Awards	Weighted Average Grant Date Fair Value (per share)
Outstanding at February 28, 2023	294	$189.21
Granted	135	110.83
Vested	(77)	170.27
Forfeited (1)	(93)	168.81
Outstanding at February 29, 2024	259	$161.23

(1)Includes an additional 74 thousand shares, which resulted from the performance of the fiscal 2021 awards not achieving maximum 200% of Target.

The total fair value of Performance Condition Awards that vested in fiscal 2024, 2023, and 2022 was $7.5 million, $37.8 million, and $29.9 million, respectively. The weighted average grant date fair value of Performance Condition Awards granted during fiscal 2024, 2023 and 2022 was $110.83, $204.20 and $216.20, respectively.

Market Condition Awards

We grant Market Condition Awards to certain officers and associates, which cliff vest after three years. The vesting of these awards is contingent upon meeting specified stock price return targets compared to a predetermined peer group over a three year period. The quantity of shares ultimately awarded can range from 0% to 200% of “Target”, as defined in the award agreement as 100%, based on the level of achievement against the defined targets. A summary of Market Condition Awards activity during fiscal 2024 follows and reflects all PSAs granted and outstanding at maximum achievement of 200% of Target:

(in thousands, except per share data)	Number of Market Condition Awards	Weighted Average Grant Date Fair Value (per share)
Outstanding at February 28, 2023	142	$154.32
Granted	135	80.49
Vested	—	—
Forfeited	(18)	118.43
Outstanding at February 29, 2024	259	$118.09

The weighted average grant date fair value of Market Condition Awards granted during fiscal 2024, 2023 and 2022 was $80.49, $152.91 and $156.08, respectively.

The fair value of our Market Condition Awards are estimated using a Monte Carlo simulation valuation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved and is applied to the closing price of our common stock on the date of grant. The input variables utilized are included in the table below:

	Fiscal Years Ended Last Day of February,
	2024	2023	2022
Expected term in years	3	3	3
Risk free interest rate	4.6%	1.5%	0.3%
Expected volatility	46.0%	38.8%	38.9%
Expected dividend yield (1)	—%	—%	—%

(1)The Monte Carlo method assumes a reinvestment of dividends.

The expected term is consistent with the explicit service period and the risk free interest rate is based on U.S. Treasury securities with maturities equal to the expected term of the awards. Expected volatility is based equally on the historical volatility of our stock prices over the expected term of the awards and at-the-money call options traded on or near the grant date of the awards.

Unrecognized Share-Based Compensation Expense

As of February 29, 2024, our total unrecognized share-based compensation for all awards was $17.1 million, which will be recognized over a weighted average amortization period of 2.0 years. The total unrecognized share-based compensation reflects an estimate of Target achievement for Performance Condition Awards granted during fiscal 2024 and an estimate of zero percent of Target achievement for Performance Condition Awards granted during fiscal 2023 and fiscal 2022.

Note 9 - Defined Contribution Plans

We sponsor defined contribution savings plans in the U.S. and other countries where we have associates. Total company matching contributions made to these plans for fiscal 2024, 2023 and 2022 were $6.0 million, $5.9 million and $5.6 million, respectively.

Note 10 - Repurchases of Common Stock

In August 2021, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 25, 2021, for a period of three years, and replaced our former repurchase authorization, of which approximately $79.5 million remained. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. As of February 29, 2024, our repurchase authorization allowed for the purchase of $348.4 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

	Fiscal Years Ended Last Day of February,
(in thousands, except share and per share data)	2024	2023	2022
Common stock repurchased on the open market:
Number of shares	381,200	—	776,601
Aggregate value of shares	$50,006	$—	$170,712
Average price per share	$131.18	$—	$219.82

Common stock received in connection with share-based compensation:
Number of shares	51,332	90,462	78,358
Aggregate value of shares	$5,216	$18,365	$17,492
Average price per share	$101.60	$203.02	$223.23

Note 11 - Restructuring Plan

As part of our global restructuring plan, Project Pegasus, we incur severance and employee related costs, professional fees, contract termination costs and other exit and disposal costs which are recorded as “Restructuring charges” in the consolidated statements of income. Severance and employee related costs consist primarily of salary continuation benefits, prorated annual incentive compensation (based on eligibility), outplacement services and continuation of health benefits. Severance and employee related benefits are pursuant to our severance plan and are accounted for in accordance with ASC 712, Compensation - Nonretirement Postemployment Benefits, based upon the characteristics of the termination benefits pursuant to our severance plan. Severance and employee related costs are recognized when the benefits are determined to be probable of being paid and reasonably estimable. Professional fees, contract termination costs and other exit and disposal costs are accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations and are recognized as incurred. Restructuring accruals are based upon management estimates at the time and are subject to change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded.

During fiscal 2023, we initiated Project Pegasus, a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and effectiveness and reduce costs. Project Pegasus includes initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending and improve our cash flow and working capital, as well as other activities. We anticipate these initiatives will create operating efficiencies, as well as provide a platform to fund future growth investments.

During the fourth quarter of fiscal 2023, we made changes to the structure of our organization, which resulted in our previous Health & Wellness and Beauty operating segments being combined into a single reportable segment. As part of our initiative focused on streamlining and simplifying the organization, we made further changes to the structure of our organization, which included the creation of a North America Regional Market Organization (“RMO”) responsible for sales and go-to-market strategies for all categories and channels in the U.S. and Canada, and further centralization of certain functions under shared services, particularly in operations and finance to better support our business segments and RMOs. This new structure reduced the size of our global workforce by approximately 10%. We believe that these changes better focus business segment resources on brand development, consumer-centric innovation and marketing, the RMOs on sales and go-to-market strategies, and shared services on their respective areas of expertise while also creating a more efficient and effective organizational structure.

During the second quarter of fiscal 2024, we announced plans to geographically consolidate the U.S. Beauty business, currently located in El Paso, Texas, and Irvine, California, and co-locate it with our Wellness business in the Boston, Massachusetts area. This geographic consolidation and relocation is the next step in our initiative to streamline and simplify the organization and is expected to be completed during fiscal 2025. We expect these changes will enable a greater opportunity to capture synergies and enhance collaboration and innovation within the Beauty & Wellness segment.

We have updated our expectations regarding Project Pegasus charges and savings. We have lowered our total estimate of one-time pre-tax restructuring charges to approximately $50 million to $55 million over the duration of the plan. We continue to expect these charges to be completed during fiscal 2025. We previously estimated total pre-tax restructuring charges of approximately $60 million to $65 million. In addition, we now have the following expectations regarding Project Pegasus charges:
•Pre-tax restructuring charges to be comprised of approximately $15 million to $19 million of severance and employee related costs, $28 million of professional fees, $3 million to $4 million of contract termination costs, and $4 million of other exit and disposal costs.
•All of our operating segments and shared services will be impacted by the plan and pre-tax restructuring charges include approximately $16 million to $17 million in Home & Outdoor and $34 million to $38 million in Beauty & Wellness.
•Pre-tax restructuring charges represent primarily cash expenditures, which we continue to expect to be substantially paid by the end of fiscal 2025.

We have the following expectations regarding Project Pegasus savings:
•We continue to expect targeted annualized pre-tax operating profit improvements of approximately $75 million to $85 million, which began in fiscal 2024 and which we now expect to be substantially achieved by the end of fiscal 2027.
•We have updated our expectations regarding the estimated cadence of the recognition of the savings to be approximately 25% in fiscal 2024, which was achieved, approximately 35% in fiscal 2025, approximately 25% in fiscal 2026, and approximately 15% in fiscal 2027. We previously estimated recognition of the savings to be approximately 25% in fiscal 2024, approximately 50% in fiscal 2025 and approximately 25% in 2026.
•We continue to expect total profit improvements to be realized approximately 60% through reduced cost of goods sold and 40% through lower SG&A.

During fiscal 2024 and 2023, we incurred $18.7 million and $27.4 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the consolidated statements of income. We recognized $0.4 million of pre-tax restructuring costs during fiscal 2022 under a prior restructuring plan referred to as Project Refuel, which was completed during the fourth quarter of fiscal 2022.

The following tables summarize restructuring charges recorded as a result of Project Pegasus for the periods presented:

	Fiscal Year Ended February 29, 2024			Total Incurred Since Inception
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Severance and employee related costs	$1,046	$4,777	$5,823	$15,276
Professional fees	4,049	6,079	10,128	26,877
Contract termination	—	796	796	1,331
Other (1)	49	1,916	1,965	2,590
Total restructuring charges	$5,144	$13,568	$18,712	$46,074
(1)Includes a $1.8 million charge to write-off inventory, tooling and other production equipment as a result of abandoning a new product prior to its initial launch.

	Fiscal Year Ended February 28, 2023
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Severance and employee related costs	$1,984	$7,469	$9,453
Professional fees	6,674	10,075	16,749
Contract termination	—	535	535
Other	31	594	625
Total restructuring charges	$8,689	$18,673	$27,362

The tables below present a rollforward of our accruals related to Project Pegasus, which are included in accounts payable and accrued expenses and other current liabilities:

(in thousands)	Balance at February 28, 2023	Charges	Payments	Balance at February 29, 2024
Severance and employee related costs	$3,173	$5,823	$(4,503)	$4,493
Professional fees	3,201	10,128	(13,057)	272
Contract termination	160	796	(956)	—
Other	34	194	(228)	—
Total	$6,568	$16,941	$(18,744)	$4,765

(in thousands)	Balance at February 28, 2022	Charges	Payments	Balance at February 28, 2023
Severance and employee related costs	$—	$9,453	$(6,280)	$3,173
Professional fees	—	16,749	(13,548)	3,201
Contract termination	—	535	(375)	160
Other	—	625	(591)	34
Total	$—	$27,362	$(20,794)	$6,568

Note 12 - Commitments and Contingencies

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

On December 23, 2021, Brita LP filed a complaint against Kaz USA, Inc. and Helen of Troy Limited in the United States District Court for the Western District of Texas (the “Patent Litigation”), alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. In the Patent Litigation, Brita LP seeks monetary damages and injunctive relief relating to the alleged infringement. Brita LP simultaneously filed a complaint with the United States International Trade Commission (“ITC”) against Kaz USA, Inc., Helen of Troy Limited and five other unrelated companies that sell water filtration systems (the “ITC Action”). The complaint in the ITC Action also alleged patent infringement by the Company with respect to a limited set of PUR gravity-fed water filtration systems. In the ITC Action, Brita LP requested the ITC to initiate an unfair import investigation relating to such filtration systems. This action sought injunctive relief to prevent entry of certain accused PUR products (and certain other products) into the U.S. and cessation of marketing and sales of existing inventory that is already in the U.S. On January 25, 2022, the ITC instituted the investigation requested by the ITC Action. Discovery closed in the ITC Action in May 2022, and approximately half of the originally identified PUR gravity-fed water filters were removed from the case and are no longer included in the ITC Action. In August 2022, the parties participated in the evidentiary hearing, with additional supplemental hearings in October 2022. On February 28, 2023, the ITC issued an Initial Determination in the ITC Action, tentatively ruling against the Company and the other unrelated respondents. The ITC has a guaranteed review process, and thus all respondents, including the Company, filed a petition with the ITC for a full review of the Initial

Determination. On September 19, 2023, the ITC issued its Final Determination in the Company’s favor. The ITC determined there was no violation by the Company and terminated the investigation. Brita LP is appealing the ITC's decision to the Federal Circuit (“CAFC Appeal”) and filed its Notice of Appeal on October 24, 2023. The Company intervened in the CAFC Appeal, but as of the filing date of this Form 10-K, no hearings have been scheduled. The Patent Litigation remains stayed for the time being. We cannot predict the outcome of these legal proceedings, the amount or range of any potential loss, when the proceedings will be resolved, or customer acceptance of any replacement water filter. Litigation is inherently unpredictable, and the resolution or disposition of these proceedings could, if adversely determined, have a material and adverse impact on our financial position and results of operations.

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

During fiscal 2022, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. Our fiscal 2022 consolidated, and Beauty & Wellness segment’s, net sales revenue, gross profit, and operating income were materially and adversely impacted by the stop shipment actions and the time needed to execute repackaging and relabeling plans. We resumed normalized levels of shipping of the affected inventory during fiscal 2022 and we completed the repackaging and relabeling of our existing inventory of impacted products during fiscal 2023. Additionally, as a result of continuing dialogue with the EPA, we executed further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products, which were also completed during fiscal 2023. Although we have not been notified of any fines or penalties imposed against us by the EPA related to this matter, there can be no assurances that such fines or penalties will not be imposed in the future.

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

The following table provides a summary of EPA compliance costs incurred during the periods presented:

	Fiscal Years Ended Last Day of February
(in thousands)	2024	2023		2022
Cost of goods sold	$—	$16,928	[1]	$17,728	[2]
SG&A	—	6,645		14,626
Total EPA compliance costs	$—	$23,573		$32,354
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

Weather-Related Incident

On March 30, 2022, a third-party facility that we utilized for inventory storage incurred severe damage from a weather-related incident. The inventory that was stored at this facility primarily related to our Beauty & Wellness segment. While the inventory was insured, some seasonal inventory and inventory designated for specific customer promotions was not accessible and subsequently determined to be damaged, and as a result, unfavorably impacted our net sales revenue during the first quarter of fiscal 2023. As a result of the damages to the inventory stored at the facility, we recorded a charge to write-off the damaged inventory totaling $34.4 million during fiscal 2023. These charges were fully offset by probable insurance recoveries of $34.4 million also recorded during fiscal 2023, which represented anticipated insurance proceeds, not to exceed the amount of the associated losses, for which receipt was deemed probable. The charges for the damaged inventory and the expected insurance recoveries were included in cost of goods sold in our consolidated statement of income for the fiscal year ended February 28, 2023. During fiscal 2023, we received proceeds of $46.0 million from our insurance carriers related to this incident which are included in cash flows from operating activities in our consolidated statement of cash flows for the fiscal year ended February 28, 2023. As a result, during fiscal 2023, the Company recorded a gain of $9.7 million, net of costs incurred to dispose of the inventory, as a reduction of SG&A expense in our consolidated statement of income.

Commitments

We sell certain of our products under trademarks licensed from third parties. Some of these trademark license agreements require us to pay minimum royalties. As of February 29, 2024, we estimate future minimum annual royalty payments over the noncancellable term of these arrangements to be approximately $6.3 million, $6.0 million, $6.0 million, $5.5 million, and $2.8 million per year, during the next five fiscal years, respectively.

Note 13 - Long-Term Debt

A summary of our long-term debt follows:

(in thousands)	February 29, 2024	February 28, 2023
Credit Agreement (1):
Revolving loans	$421,950	$690,000
Term loans	250,000	246,875
Total borrowings under Credit Agreement (1)	671,950	936,875
Unamortized prepaid financing fees	(6,279)	(2,463)
Total long-term debt	665,671	934,412
Less: current maturities of long-term debt	(6,250)	(6,064)
Long-term debt, excluding current maturities	$659,421	$928,348
(1)Borrowings outstanding as of February 29, 2024 and February 28, 2023 are under the Credit Agreement and the Prior Credit Agreement, respectively.

Aggregate annual maturities of our long-term debt as of February 29, 2024 were as follows:

(in thousands)
Fiscal 2025	$6,250
Fiscal 2026	9,375
Fiscal 2027	12,500
Fiscal 2028	12,500
Fiscal 2029	631,325
Thereafter	—
Total	$671,950

Credit Agreement and Prior Credit Agreement

On February 15, 2024, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders. The Credit Agreement replaces our prior credit agreement (the “Prior Credit Agreement”), which terminated on February 15, 2024 and is further described below. We utilized the proceeds from the refinancing to repay all principal, interest, and fees outstanding under the Prior Credit Agreement without penalty. As a result, we recognized a loss on extinguishment of debt within interest expense of $0.5 million during fiscal 2024, which consisted of a write-off of $0.4 million of unamortized prepaid financing fees related to the Prior Credit Agreement and $0.1 million of lender fees related to debt under the Credit Agreement treated as an extinguishment. Additionally, we expensed $0.3 million of third-party fees in fiscal 2024 related to debt under the Credit Agreement treated as a modification, which was recognized within interest expense. We capitalized $4.0 million of lender fees and $2.2 million of third-party fees incurred in connection with the Credit Agreement, which were recorded as prepaid financing fees in long-term debt and prepaid expenses and other current assets in the amounts of $5.4 million and $0.8 million, respectively.

The Credit Agreement provides for aggregate commitments of $1.5 billion, which are available through (i) a $1.0 billion revolving credit facility, which includes a $50 million sublimit for the issuance of letters of credit, (ii) a $250 million term loan facility, and (iii) a committed $250 million delayed draw term loan facility, which may be borrowed in multiple drawdowns until August 15, 2025. Proceeds can be used for working capital and other general corporate purposes, including funding permitted acquisitions. At the closing date of the Credit Agreement, we borrowed $457.5 million under the revolving credit facility and $250.0 million under the term loan facility and utilized the proceeds to repay all debt outstanding under the Prior Credit Agreement. The Credit Agreement matures on February 15, 2029. The Credit Agreement includes an accordion feature, which permits the Company to request to increase its borrowing capacity by an additional $300 million plus an unlimited amount when the Leverage Ratio (as defined in the Credit Agreement) on a pro-forma basis is less than 3.25 to 1.00. The Company’s exercise of the accordion is subject to certain conditions being met, including lender approval.

Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. We are able to repay amounts borrowed at any time without penalty. Borrowings accrue interest under one of two alternative methods pursuant to the Credit Agreement as described below. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment and letter of credit fees under the Credit Agreement. The term loans are payable at the end of each fiscal quarter in equal installments of 0.625% through February 28, 2025, 0.9375% through February 28, 2026, and 1.25% thereafter of the original principal balance of the term loans, beginning in the first quarter of fiscal 2025, with the remaining balance due at the maturity date. Borrowings under the Credit Agreement bear floating interest at either the Base Rate or Term SOFR (as defined in the Credit Agreement), plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.125% and 1.0% to 2.125% for Base Rate and Term SOFR borrowings, respectively.

Our Prior Credit Agreement with Bank of America, N.A., as administrative agent, and other lenders, provided for an unsecured total revolving commitment of $1.25 billion and a $300 million accordion, which could be used for term loan commitments. In June 2022, we exercised the accordion under the Prior Credit Agreement and borrowed $250 million as term loans. The proceeds from the term loans were used to repay revolving loans under the Prior Credit Agreement. The maturity date of the term loans and the revolving loans under the Prior Credit Agreement was March 13, 2025. Borrowings under the Prior Credit Agreement bore floating interest at either the Base Rate or Term SOFR (as defined in the Prior Credit Agreement), plus a margin based on the Net Leverage Ratio (as defined in the Prior Credit Agreement) of 0% to 1.0% and 1.0% to 2.0% for Base Rate and Term SOFR borrowings, respectively.

The floating interest rates on our borrowings under the Credit Agreement and Prior Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $500 million and $425 million of the outstanding principal balance under the revolving loans as of February 29, 2024 and February 28, 2023, respectively. See Notes 14, 15, and 16 for additional information regarding our interest rate swaps.

As of February 29, 2024, the balance of outstanding letters of credit was $15.5 million and the amount available for revolving loans under the Credit Agreement was $562.6 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of February 29, 2024, these covenants effectively limited our ability to incur more than $474.6 million of additional debt from all sources, including the Credit Agreement, or $562.6 million in the event a qualified acquisition is consummated.

Other Debt Agreements

On February 28, 2023, we paid the remaining balance of $15.1 million, including principal and interest, outstanding under our unsecured loan agreement (the “MBFC Loan”) with the Mississippi Business Finance Corporation (the “MBFC”) without penalty. As a result, as of February 28, 2023, we no longer had outstanding debt related to the MBFC Loan and the MBFC Loan terminated pursuant to its terms. The loan agreement was entered into in connection with the issuance by MBFC of taxable industrial development revenue bonds. Borrowings under the MBFC Loan bore interest at either the Base Rate or Term SOFR (both as defined in the loan agreement), plus a margin based on the Net Leverage Ratio (as defined in the loan agreement) of 0% to 1.0% and 1.0% to 2.0% for Base Rate and Term SOFR borrowings, respectively. The borrowings were used to fund construction of our Olive Branch, Mississippi distribution facility. The maturity date of the MBFC Loan was March 1, 2023.

Debt Covenants

Our debt under our Credit Agreement is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our Credit Agreement requires the maintenance of certain key financial covenants defined in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Credit Agreement and Other Debt Agreements. Our Credit Agreement also contains other customary covenants, including, among other things, covenants restricting or limiting us, except under certain conditions set forth therein, from (1) incurring liens on our properties, (2) making certain types of investments, (3) incurring additional debt, and (4) assigning or transferring certain licenses. Our Credit Agreement also contains customary events of default, including failure to pay principal or interest when due, among others. Upon an event of default under our Credit Agreement, the lenders may, among other things, accelerate the maturity of any amounts outstanding. The commitments of the lenders to make loans to us under the Credit Agreement are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the Credit Agreement.

As of February 29, 2024, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

Interest and Capitalized Interest

During fiscal 2024 and 2023, we incurred interest costs totaling $53.9 million and $46.2 million, respectively, of which we capitalized $0.9 million and $5.5 million, respectively, as part of property and equipment in connection with the construction of a new distribution facility. During fiscal 2022, we incurred interest costs totaling $12.8 million, none of which was capitalized.

The following table contains information about interest rates and the related weighted average borrowings outstanding under our Credit Agreement, including under the Prior Credit Agreement, and the MBFC Loan for the periods presented below:

	Fiscal Years Ended Last Day of February,
(in thousands)	2024	2023	2022
Credit Agreement:
Average borrowings outstanding (1)	$806,415	$1,011,263	$503,900
Average effective interest rate (2)	6.4%	4.4%	2.3%
Interest rate range (3)	6.5% - 9.3%	1.1% - 8.6%	1.1% - 3.3%
Weighted average interest rate on borrowings outstanding at year end (4)	6.0%	6.3%	1.6%

MBFC Loan:
Average borrowings outstanding (1)	(5)	$12,226	$17,087
Average effective interest rate (2)	(5)	5.0%	1.1%
Interest rate range	(5)	1.2% - 5.9%	1.1% - 1.2%
Weighted average interest rate on borrowings outstanding at year end	(5)	(5)	1.2%
(1)Average borrowings outstanding is computed as the average of the current and four prior quarters ending balances outstanding.
(2)The average effective interest rate during each year is computed by dividing the total interest expense associated with the borrowing for a fiscal year by the average borrowings outstanding for the same fiscal year. Beginning in fiscal 2024, we included the impact of our interest rate swaps and commitment fees incurred under the Credit Agreement and Prior Credit Agreement in computing total interest expense. Accordingly, we have recast the prior periods presented to conform.
(3)Interest rate range reflects the interest rates on the borrowings under the Credit Agreement and Prior Credit Agreement pursuant to the respective agreements and excludes the impact of our interest rate swaps.
(4)Beginning in the fourth quarter of fiscal 2024, the weighted average interest rate on borrowings outstanding at year end under the Credit Agreement is computed inclusive of the impact of our interest rate swaps. Accordingly, we have recast the prior periods presented to conform.
(5)As of February 29, 2024 and February 28, 2023, we no longer had any outstanding borrowings on the MBFC Loan as the MBFC Loan terminated pursuant to its terms on February 28, 2023.

Note 14 - Fair Value

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

	Fair Value
(in thousands)	February 29, 2024	February 28, 2023
Assets:
Cash equivalents (money market accounts)	$462	$381
U.S. Treasury Bills	8,948	—
Interest rate swaps	2,504	5,746
Foreign currency derivatives	592	1,423
Total assets	$12,506	$7,550

Liabilities:
Foreign currency derivatives	386	711
Total liabilities	$386	$711

All of our financial assets and liabilities, except for our investments in U.S. Treasury Bills, are measured and recorded at fair value on a recurring basis. Our investments in U.S. Treasury Bills are recorded at amortized cost. As of February 29, 2024, the current and non-current carrying amounts of our U.S. Treasury Bills were $2.5 million and $6.6 million, respectively, and were included within Prepaid expenses and other current assets and Other assets, respectively in our consolidated balance sheet.

The carrying amounts of cash, accounts payable, accrued expenses and other current liabilities and income taxes payable approximate fair value because of the short maturity of these items. The carrying amounts of receivables approximate fair value due to the effect of the related allowance for credit losses. The carrying amount of our floating rate long-term debt approximates its fair value.

Our investments in U.S. Treasury Bills are classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. We invest in U.S. Treasury Bills with maturities ranging from less than one to five years. Gross unrealized gains and losses are not material for any period presented. During fiscal 2024, we recognized interest income on these investments of $0.3 million, which is included in “Non-operating income, net” in our consolidated statement of income.

We use derivatives to manage our exposure to changes in foreign currency exchange rates, which include foreign currency forward contracts and cross-currency debt swaps. In addition, we use interest rate swaps to manage our exposure to changes in interest rates. All of our derivative assets and liabilities are recorded at fair value. See Notes 1, 15 and 16 for more information on our derivatives.

We did not remeasure any assets to fair value on a non-recurring basis during fiscal 2024 or 2023.

Note 15 - Financial Instruments and Risk Management

Foreign Currency Risk

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales and operating expenses. As a result of such transactions, portions of our cash, accounts receivable and accounts payable are denominated in foreign currencies. Approximately

14%, 13%, and 10% of our net sales revenue was denominated in foreign currencies during fiscal 2024, 2023 and 2022, respectively. These sales were primarily denominated in Euros, British Pounds and Canadian Dollars. We make most of our inventory purchases from manufacturers in Asia and primarily use the U.S. Dollar for such purchases.

In our consolidated statements of income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign income taxes receivables and payables, and deferred income tax assets and liabilities are recognized in income tax expense, and all other foreign currency exchange rate gains and losses are recognized in SG&A. We recorded in income tax expense foreign currency exchange rate net gains of $0.3 million during fiscal 2024 and net losses of $0.4 million and $0.5 million during fiscal 2023 and 2022, respectively. We recorded in SG&A foreign currency exchange rate net losses of $0.5 million, $1.7 million and $0.2 million during fiscal 2024, 2023 and 2022, respectively. We mitigate certain foreign currency exchange rate risk by using forward contracts and cross-currency debt swaps to protect against the foreign currency exchange rate risk inherent in our transactions denominated in foreign currencies. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. Certain of our forward contracts are designated as cash flow hedges (“foreign currency contracts”). Foreign currency derivatives for which we have not elected hedge accounting consist of certain forward contracts and our cross-currency debt swaps. These undesignated derivatives are used to hedge monetary net asset and liability positions. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness. For additional information on our accounting for derivatives see Note 1.

Interest Rate Risk

Interest on our outstanding debt as of February 29, 2024 is based on floating interest rates. If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on a portion of our outstanding principal balance under the Credit Agreement and Prior Credit Agreement, which totaled $672.0 million and $936.9 million as of February 29, 2024 and February 28, 2023, respectively. As of February 29, 2024 and February 28, 2023, $500 million and $425 million of the outstanding principal balance under the Credit Agreement and Prior Credit Agreement, respectively, was hedged with interest rate swaps to fix the interest rate we pay. Our interest rate swaps are designated as cash flow hedges, and we evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness. For additional information on our accounting for derivatives see Note 1.

The following tables summarize the fair values of our derivative instruments at the end of fiscal 2024 and 2023:

(in thousands)	February 29, 2024
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities Non-current
Forward contracts - sell Euro	Cash flow	2/2025	€36,500		$377	$—	$90	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2025	$20,750		151	—	57	—
Forward contracts - sell Pounds	Cash flow	2/2025	£20,250		59	—	234	—
Forward contracts - sell Norwegian Kroner	Cash flow	8/2024	kr	5,000	5	—	—	—
Interest rate swaps	Cash flow	2/2026	$500,000		1,314	1,190	—	—
Subtotal					1,906	1,190	381	—

Derivatives not designated under hedge accounting
Forward contracts - sell Euro	(1)	3/2024	€430		—	—	3	—
Forward contracts - sell Pounds	(1)	3/2024	£735		—	—	2	—
Subtotal					—	—	5	—
Total fair value					$1,906	$1,190	$386	$—

(in thousands)	February 28, 2023
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities Non-current
Forward contracts - sell Euro	Cash flow	2/2024	€29,310		$257	$—	$—	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2024	$30,000		962	11	—	—
Forward contracts - sell Pounds	Cash flow	1/2024	£19,400		—	—	711	—
Forward contracts - sell Norwegian Kroner	Cash flow	2/2024	kr	40,000	185	—	—	—
Interest rate swaps	Cash flow	2/2026	$425,000		3,941	1,805	—	—
Subtotal					5,345	1,816	711	—

Derivatives not designated under hedge accounting
Forward contracts - buy Euro	(1)	3/2023	€500		6	—	—	—
Forward contracts - buy Pounds	(1)	3/2023	£400		2	—	—	—
Subtotal					8	—	—	—
Total fair value					$5,353	$1,816	$711	$—

(1)These forward contracts, for which we have not elected hedge accounting, hedge monetary net asset and liability positions for the notional amounts reported, creating an economic hedge against currency movements.

The pre-tax effects of derivative instruments designated as cash flow hedges for fiscal 2024 and 2023 were as follows:

	Fiscal Years Ended Last Day of February,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2024	2023	Location	2024	2023
Foreign currency contracts - cash flow hedges	$(502)	$8,289	Sales revenue, net	$(9)	$10,390
Interest rate swaps - cash flow hedges	4,373	8,382	Interest expense	7,615	(145)
Total	$3,871	$16,671		$7,606	$10,245

The pre-tax effects of derivative instruments not designated under hedge accounting for fiscal 2024 and 2023 were as follows:

	Fiscal Years Ended Last Day of February,
	Gain (Loss) Recognized in Income
(in thousands)	Location	2024	2023
Forward contracts	SG&A	$(280)	$(281)
Cross-currency debt swaps - principal	SG&A	—	875
Total		$(280)	$594

We expect a net gain of $1.5 million associated with foreign currency contracts and interest rate swaps currently recorded in AOCI to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle. See Notes 1, 14 and 16 for more information.

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

Note 16 - Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component and related tax effects for fiscal 2024 and 2023 were as follows:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 28, 2022	$(2,126)	$2,328	$202
Other comprehensive income before reclassification	8,382	8,289	16,671
Amounts reclassified out of AOCI	145	(10,390)	(10,245)
Tax effects	(2,007)	326	(1,681)
Other comprehensive income (loss)	6,520	(1,775)	4,745
Balance at February 28, 2023	$4,394	$553	$4,947
Other comprehensive income (loss) before reclassification	4,373	(502)	3,871
Amounts reclassified out of AOCI	(7,615)	9	(7,606)
Tax effects	765	122	887
Other comprehensive loss	(2,477)	(371)	(2,848)
Balance at February 29, 2024	$1,917	$182	$2,099

See Notes 1, 14 and 15 for additional information regarding our cash flow hedges.

Note 17 - Segment and Geographic Information

Segment Information

We currently operate in two segments consisting of Home & Outdoor and Beauty & Wellness. The Curlsmith and Osprey brands and products were added to the Beauty & Wellness and Home & Outdoor segments, respectively, upon the completion of the acquisitions of Curlsmith and Osprey.

The following tables summarize segment information for the periods presented:

	Fiscal Year Ended February 29, 2024
(in thousands)	Home & Outdoor (1)	Beauty & Wellness (2)	Total
Sales revenue, net	$916,381	$1,088,669	$2,005,050
Restructuring charges	5,144	13,568	18,712
Operating income	142,732	117,857	260,589
Capital and intangible asset expenditures	28,012	8,632	36,644
Depreciation and amortization	24,595	26,904	51,499

	Fiscal Year Ended February 28, 2023
(in thousands)	Home & Outdoor (1)	Beauty & Wellness (2)	Total
Sales revenue, net	$915,685	$1,156,982	$2,072,667
Restructuring charges	8,689	18,673	27,362
Operating income	134,053	77,738	211,791
Capital and intangible asset expenditures	159,183	15,681	174,864
Depreciation and amortization	18,364	26,319	44,683

	Fiscal Year Ended February 28, 2022
(in thousands)	Home & Outdoor (1)	Beauty & Wellness	Total
Sales revenue, net	$865,844	$1,357,511	$2,223,355
Restructuring charges	369	11	380
Operating income	134,925	137,625	272,550
Capital and intangible asset expenditures	67,732	10,307	78,039
Depreciation and amortization	12,112	23,717	35,829

(1)Fiscal 2024 and 2023 include a full year of operating results from Osprey, acquired on December 29, 2021, compared to approximately nine weeks of operating results in fiscal 2022. For additional information see Note 6.

(2)Fiscal 2024 includes a full year of operating results from Curlsmith, acquired on April 22, 2022, compared to approximately forty-five weeks of operating results in fiscal 2023. For additional information see Note 6.

We compute segment operating income based on net sales revenue, less cost of goods sold, SG&A, and restructuring charges. The SG&A used to compute each segment’s operating income is directly associated with the segment, plus shared services and corporate overhead expenses that are allocable to the segment. We do not allocate non-operating income and expense, including interest or income taxes, to operating segments. Our chief operating decision maker reviews balance sheet information at a consolidated level.

Geographic Information

The following table presents net sales revenue by geographic region, in U.S. Dollars. Net sales are attributed to countries based on the customer's location.

	Fiscal Years Ended Last Day of February,
(in thousands)	2024		2023		2022
U.S.	$1,478,134	73.7%	$1,538,852	74.2%	$1,738,099	78.2%
Canada	82,122	4.1%	108,416	5.2%	101,617	4.6%
EMEA	284,434	14.2%	268,153	13.0%	214,583	9.6%
Asia Pacific	116,157	5.8%	115,626	5.6%	109,750	4.9%
Latin America	44,203	2.2%	41,620	2.0%	59,306	2.7%
Total sales revenue, net	$2,005,050	100.0%	$2,072,667	100.0%	$2,223,355	100.0%

Worldwide sales to our largest customer, Amazon.com Inc., accounted for approximately 21%, 17% and 19% of our consolidated net sales revenue in fiscal 2024, 2023 and 2022, respectively. Sales to our second largest customer, Target Corporation, accounted for approximately 10% in both fiscal 2024 and 2023 and 11% in fiscal 2022 of our consolidated net sales revenue. Sales to our third largest customer, Walmart, Inc., including its worldwide affiliates, accounted for approximately 9%, 10% and 11% of our consolidated net sales revenue in fiscal 2024, 2023, and 2022, respectively. Sales to these largest customers include sales across both of our business segments. No other customers accounted for 10% or more of consolidated net sales revenue during these fiscal years. Sales to our top five customers accounted for approximately 47%, 43% and 49% of our consolidated net sales revenue in fiscal 2024, 2023 and 2022, respectively.

Our U.S. and international long-lived assets were as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2024	2023	2022
U.S.	$344,361	$357,577	$213,505
International	28,247	32,967	29,632
Total	$372,608	$390,544	$243,137

The table above classifies assets based upon the country where they are physically located. Long-lived assets included in the table above include property and equipment and operating lease assets.

Note 18 - Income Taxes

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

The Organisation for Economic Co-operation and Development has introduced a framework to implement a global minimum corporate income tax of 15%, referred to as “Pillar Two.” Many aspects of Pillar Two are effective for tax years beginning after January 1, 2024, with certain remaining aspects to be effective for tax years beginning January 1, 2025 or later. Certain countries have adopted legislation to implement Pillar Two, and other countries are in the process of introducing legislation to implement Pillar Two. Based on the countries in which we operate and those that have adopted legislation that is already effective (or with effective dates during our fiscal 2025), we currently do not expect the global minimum tax rules will have a material impact to our global effective tax rate in fiscal 2025. We will continue to assess the impact of Pillar Two and monitor developments in legislation, regulation, and interpretive guidance.

In response to Pillar Two, on December 27, 2023, Bermuda enacted a corporate income tax effective for fiscal years beginning on or after January 1, 2025. The 15% corporate income tax regime applies to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective for us in fiscal 2026. The Bermuda corporate income tax allows for a beginning net operating loss balance related to the five years preceding the effective date. Accordingly, during fiscal 2024, we recorded a deferred tax asset of $9.3 million for the Bermuda net operating losses generated from fiscal 2021 through 2024 with an offsetting valuation allowance of $9.3 million. Although we currently do not expect the tax regime to have a material impact to our consolidated financial statements, we will continue to monitor and evaluate impact as further regulatory guidance becomes available.

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

The Company continues to elect to account for U.S. tax on global intangible low-taxed income (“GILTI”) as a period cost and therefore has not recorded deferred taxes related to GILTI on its foreign subsidiaries.

While U.S. federal tax expense has been recognized on the undistributed earnings of our U.S. owned foreign subsidiaries, no deferred tax liabilities with respect to items such as certain foreign exchange gains or losses, foreign withholding taxes or state taxes have been recognized. No deferred taxes have been provided on the undistributed earnings of our foreign-owned subsidiaries as these earnings will continue to be permanently reinvested. Due to the number of legal entities and jurisdictions involved, our legal entity structure, and the tax laws in the relevant jurisdictions, we believe it is not practicable to estimate the amount of additional taxes which may be payable upon distribution of these undistributed earnings.

Our components of income before income tax expense are as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2024	2023	2022
U.S.	$68,957	$41,738	$63,653
Non-U.S.	140,085	129,551	196,313
Total	$209,042	$171,289	$259,966

Our components of income tax expense (benefit) are as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2024	2023	2022
Current:
U.S. federal	$9,259	$13,472	$20,907
State	2,704	3,417	6,283
Non-U.S.	15,275	13,369	17,883
	27,238	30,258	45,073

Deferred:
U.S. federal	9,449	(3,337)	(5,269)
State	3,252	(1,815)	(1,766)
Non-U.S.	509	2,910	(1,836)
	13,210	(2,242)	(8,871)
Total	$40,448	$28,016	$36,202

Our total income tax expense differs from the amounts computed by applying the U.S. statutory tax rate to income before income taxes. An income tax rate reconciliation of these differences are as follows:

	Fiscal Years Ended Last Day of February,
	2024	2023	2022
Effective income tax rate at the U.S. statutory rate	21.0%	21.0%	21.0%
Impact of U.S. state income taxes	2.2%	0.3%	1.4%
Effect of statutory tax rate in Macau	(4.0)%	(5.4)%	0.1%
Effect of statutory tax rate in Barbados	(2.4)%	(3.3)%	(11.0)%
Effect of statutory tax rate in Switzerland	(1.8)%	(2.0)%	(1.2)%
Effect of income from other non-U.S. operations subject to varying rates	2.3%	2.1%	1.2%
Effect of foreign exchange fluctuations	(0.3)%	2.5%	0.5%
Effect of stock compensation	1.2%	—%	—%
Effect of uncertain tax positions	0.4%	0.2%	0.6%
Effect of non-deductible executive compensation	1.9%	1.2%	1.1%
Effect of changes in valuation allowance	3.9%	(0.5)%	0.5%
Effect of changes in tax rates	(4.4)%	(0.4)%	(0.1)%
Other items	(0.7)%	0.7%	(0.2)%
Effective income tax rate	19.3%	16.4%	13.9%

Each year there are significant transactions or events that are incidental to our core businesses and that by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates. Without these transactions or events, the trend in our effective tax rates would follow a more normalized pattern.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2024	2023
Deferred tax assets, gross:
Operating loss carryforwards and tax credits	$19,345	$10,882
Accounts receivable	6,877	9,674
Inventories	26,498	20,541
Operating lease liabilities	10,329	11,658
Research and development expenditures	2,847	5,722
Interest limitation	7,561	1,932
Accrued expenses and other	5,953	4,676
Total gross deferred tax assets	79,410	65,085
Valuation allowance	(19,044)	(10,706)
Deferred tax liabilities:
Operating lease assets	(8,119)	(8,997)
Depreciation	(28,433)	(9,397)
Amortization	(61,405)	(61,252)
Total deferred tax liabilities, net	$(37,591)	$(25,267)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, expected future taxable income and tax planning strategies in assessing the ultimate realization of deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not be recoverable. In fiscal 2024, the $8.3 million net increase in our valuation allowance was principally due to net operating loss carryforwards recorded in fiscal 2024 as a result of the Bermuda corporate income tax enactment that are not expected to be recoverable.

The composition of our operating loss carryforwards and tax credits at the end of fiscal 2024 is as follows:

		February 29, 2024
(in thousands)	Tax Year Expiration Date Range	Deferred Tax Assets	Operating Loss Carryforward
U.S. state operating loss carryforwards	2032-2038	$414	$9,489
Non-U.S. operating loss carryforwards with definite carryover periods	2024-2041	4,210	16,874
Non-U.S. operating loss carryforwards with indefinite carryover periods	Indefinite	14,721	79,224
Subtotal		19,345	$105,587
Less portion of valuation allowance established for operating loss carryforwards		(18,931)
Total operating loss carryforwards, net of valuation allowance		$414

Any future amount of deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during any carryforward periods are reduced.

During fiscal 2024 and 2023, changes in the total amount of unrecognized tax benefits (excluding interest and penalties) were as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2024	2023
Total unrecognized tax benefits, beginning balance	$6,018	$5,623
Tax positions taken during the current period	806	644
Changes in tax positions taken during a prior period	—	(249)
Total unrecognized tax benefits, ending balance	6,824	6,018
Less current unrecognized tax benefits	—	—
Non-current unrecognized tax benefits	$6,824	$6,018

If we are able to sustain our positions with the relevant taxing authorities, approximately $6.8 million (excluding interest and penalties) of uncertain tax position liabilities as of February 29, 2024 would favorably impact our effective tax rate in future periods. We do not expect any significant changes to our existing unrecognized tax benefits during the next twelve months resulting from any issues currently pending with tax authorities.

We classify interest and penalties on uncertain tax positions as income tax expense. At the end of fiscal 2024 and 2023, the liability for tax-related interest and penalties associated with unrecognized tax benefits was $3.2 million and $3.1 million, respectively. Additionally, during fiscal 2024 and 2023, we recognized a de minimus amount of tax expense and tax benefits of $0.1 million, respectively, from tax-related interest and penalties in the consolidated statements of income.

We file income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. As of February 29, 2024, tax years under examination or still subject to examination by material tax jurisdictions are as follows:

Jurisdiction	Tax Years Under Examination	Open Tax Years
Barbados	- None -	2019	—	2024
China	2009-2018	2009	—	2024
Germany	2014-2021	2014	—	2024
Hong Kong	2014-2018	2014	—	2024
Macao	- None -	2021	—	2024
Switzerland	- None -	2017	—	2024
United Kingdom	- None -	2022	—	2024
U.S.	2021	2020	—	2024

Note 19 - Earnings Per Share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities. Dilutive securities at any given point in time may consist of outstanding options to purchase common stock and issued and contingently issuable unvested RSUs, PSUs, RSAs, PSAs and other stock-based awards (see Note 8). Anti-dilutive securities are not included in the computation of diluted earnings per share under the treasury stock method.

The following table presents our weighted average basic and diluted shares outstanding for the periods shown:

	Fiscal Years Ended Last Day of February,
(in thousands)	2024	2023	2022
Weighted average shares outstanding, basic	23,865	23,955	24,142
Incremental shares from share-based compensation arrangements	105	135	268
Weighted average shares outstanding, diluted	23,970	24,090	24,410

Anti-dilutive securities	44	46	17

HELEN OF TROY LIMITED AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

(in thousands)	Beginning Balance	Additions (1)	Deductions (2)	Ending Balance
Allowance for credit losses:
Year Ended February 29, 2024	$1,678	$6,103	$300	$7,481
Year Ended February 28, 2023	$843	$1,798	$963	$1,678
Year Ended February 28, 2022	$998	$312	$467	$843
Deferred tax asset valuation allowance:
Year Ended February 29, 2024	$10,706	$8,338	$—	$19,044
Year Ended February 28, 2023	$11,673	$—	$967	$10,706
Year Ended February 28, 2022	$15,021	$—	$3,348	$11,673

(1)Additions to the allowance for credit losses represent periodic net charges to the provision for doubtful receivables, inclusive of any recoveries of receivables previously written off. The addition to the allowance for credit losses in fiscal 2024, includes a charge for uncollectible receivables due to the bankruptcy of Bed, Bath & Beyond. In fiscal 2024, the addition to the deferred tax asset valuation allowance was primarily due to net operating loss carryforwards recorded in fiscal 2024 as a result of the Bermuda corporate income tax enactment that are not expected to be recoverable partially offset by changes in estimates of the recoverability of deferred tax assets.

(2)Deductions to the allowance for credit losses represent uncollectible balances written off. Deductions to the deferred tax asset valuation allowance in fiscal 2023 and fiscal 2022 were primarily due to changes in deferred tax assets that are not expected to be recoverable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective at the reasonable assurance level. During our fiscal quarter ended February 29, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report and Attestation Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the attestation report on internal control over financial reporting of the independent registered public accounting firm required by this item are set forth under Item 8., “Financial Statements and Supplementary Data” of this Annual Report and are incorporated herein by reference.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended February 29, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in our definitive Proxy Statement for the 2024 Annual General Meeting of Shareholders (the “Proxy Statement”) is incorporated by reference in response to this Item 10, as noted below:

•information about our Directors who are standing for re-election is set forth under “Proposal 1: Election of Directors”;
•information about our executive officers is set forth under “Fiscal Year 2024 Executive Officers”;
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

Item 11. Executive Compensation

Information set forth under the captions “Director Compensation”; “Executive Compensation Tables”; “Compensation Discussion & Analysis”; “CEO Pay Ratio for Fiscal Year 2024”; “Compensation Committee Interlocks and Insider Participation”; and “Compensation Committee Report” in our Proxy Statement is incorporated by reference in response to this Item 11.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information set forth under the captions “Certain Relationships - Related Person Transactions” and “Board Independence” in our Proxy Statement is incorporated by reference in response to this Item 13.

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

10.4†
Helen of Troy Limited 2018 Stock Incentive Plan (incorporated by reference to Annex B of the Company's Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on June 28, 2018 (the “2018 Proxy”)).

10.5†	Helen of Troy Limited 2018 Employee Stock Purchase Plan (incorporated by reference to Annex C of the 2018 Proxy).
10.6†
Severance Agreement between Helen of Troy Nevada Corporation and Brian Grass, dated September 25, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2023).

10.7†
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

10.8†*	Amended and Restated Severance Agreement between Helen of Troy Nevada Corporation and Tessa Judge, dated March 1, 2024.

10.9†
Employment Agreement among Helen of Troy Nevada Corporation and Noel Geoffroy, dated April 25, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2023).

10.10
Credit Agreement dated February 15, 2024, by and among Helen of Troy Texas Corporation, Helen of Troy Limited, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 20, 2024 (the “February 2024 8-K”)).

10.11
Guaranty dated February 15, 2024, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. and other lenders (incorporated by reference to Exhibit 10.2 of the Company’s February 2024 8-K).

10.12†*	First Amendment to the Helen of Troy Limited 2018 Stock Incentive Plan dated February 28, 2024
21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Policy Relating to Recovery of Erroneously Awarded Compensation.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELEN OF TROY LIMITED

By: /s/ Noel M. Geoffroy
Noel M. Geoffroy Chief Executive Officer and Director April 24, 2024
Pursuant to the requirements of the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Noel M. Geoffroy	/s/ Brian L. Grass
Noel M. Geoffroy Chief Executive Officer, Director and Principal Executive Officer April 24, 2024	Brian L. Grass Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer April 24, 2024

/s/ Timothy F. Meeker	/s/ Tabata L. Gomez
Timothy F. Meeker Director, Chairman of the Board April 24, 2024	Tabata L. Gomez Director April 24, 2024

/s/ Beryl B. Raff	/s/ Krista L. Berry
Beryl B. Raff Director April 24, 2024	Krista L. Berry Director April 24, 2024

/s/ Darren G. Woody	/s/ Thurman K. Case
Darren G. Woody Director April 24, 2024	Thurman K. Case Director April 24, 2024

/s/ Vincent D. Carson	/s/ Elena B. Otero
Vincent D. Carson Director April 24, 2024	Elena B. Otero Director April 24, 2024