Form 10-Q
period 2024-05-31
HELEN OF TROY LTD
filed 2024-07-09
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2024
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
As of June 28, 2024, there were 22,813,316 common shares, $0.10 par value per share, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except shares and par value)	May 31, 2024	February 29, 2024
Assets
Assets, current:
Cash and cash equivalents	$16,148	$18,501
Receivables, less allowances of $7,511 and $7,481	328,097	394,536
Inventory	444,749	395,995
Prepaid expenses and other current assets	30,590	27,012
Income taxes receivable	11,979	7,874
Total assets, current	831,563	843,918

Property and equipment, net of accumulated depreciation of $178,319 and $169,021	334,417	336,646
Goodwill	1,066,730	1,066,730
Other intangible assets, net of accumulated amortization of $191,403 and $186,882	532,378	536,696
Operating lease assets	36,887	35,962
Deferred tax assets, net	3,781	3,662
Other assets	15,195	15,008
Total assets	$2,820,951	$2,838,622

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable	$245,216	$245,349
Accrued expenses and other current liabilities	163,561	181,391
Income taxes payable	11,867	17,821
Long-term debt, current maturities	7,031	6,250
Total liabilities, current	427,675	450,811

Long-term debt, excluding current maturities	741,346	659,421
Lease liabilities, non-current	38,241	37,262
Deferred tax liabilities, net	52,036	41,253
Other liabilities, non-current	12,153	12,433
Total liabilities	1,271,451	1,201,180

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 22,810,412 and 23,751,258 shares issued and outstanding	2,281	2,375
Additional paid in capital	350,200	348,739
Accumulated other comprehensive income	2,797	2,099
Retained earnings	1,194,222	1,284,229
Total stockholders' equity	1,549,500	1,637,442
Total liabilities and stockholders' equity	$2,820,951	$2,838,622

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended May 31,
(in thousands, except per share data)	2024	2023
Sales revenue, net	$416,847	$474,672
Cost of goods sold	213,768	259,041
Gross profit	203,079	215,631

Selling, general and administrative expense (“SG&A”)	170,481	167,635
Restructuring charges	1,835	7,355
Operating income	30,763	40,641

Non-operating income, net	100	137
Interest expense	12,543	14,052
Income before income tax	18,320	26,726

Income tax expense	12,116	4,145
Net income	$6,204	$22,581

Earnings per share (“EPS”):
Basic	$0.26	$0.94
Diluted	0.26	0.94

Weighted average shares used in computing EPS:
Basic	23,524	24,049
Diluted	23,633	24,134

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended May 31,
(in thousands)	2024	2023
Net income	$6,204	$22,581
Other comprehensive income (loss), net of tax:
Cash flow hedge activity - interest rate swaps	925	(3,092)
Cash flow hedge activity - foreign currency contracts	(227)	(623)
Total other comprehensive income (loss), net of tax	698	(3,715)
Comprehensive income	$6,902	$18,866

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 28, 2023	23,994	$2,399	$317,277	$4,947	$1,164,188	$1,488,811
Net income	—	—	—	—	22,581	22,581
Other comprehensive loss, net of tax	—	—	—	(3,715)	—	(3,715)
Exercise of stock options	5	1	211	—	—	212
Issuance and settlement of restricted stock	120	12	(12)	—	—	—
Issuance of common stock related to stock purchase plan	23	2	2,166	—	—	2,168
Common stock repurchased and retired	(45)	(4)	(4,442)	—	—	(4,446)
Share-based compensation	—	—	9,297	—	—	9,297
Balances at May 31, 2023	24,097	$2,410	$324,497	$1,232	$1,186,769	$1,514,908

Balances at February 29, 2024	23,751	$2,375	$348,739	$2,099	$1,284,229	$1,637,442
Net income	—	—	—	—	6,204	6,204
Other comprehensive income, net of tax	—	—	—	698	—	698
Exercise of stock options	6	1	351	—	—	352
Issuance and settlement of restricted stock	71	7	(7)	—	—	—
Issuance of common stock related to stock purchase plan	19	2	2,004	—	—	2,006
Common stock repurchased and retired	(1,037)	(104)	(6,720)	—	(96,211)	(103,035)
Share-based compensation	—	—	5,833	—	—	5,833
Balances at May 31, 2024	22,810	$2,281	$350,200	$2,797	$1,194,222	$1,549,500

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended May 31,
(in thousands)	2024	2023
Cash provided by operating activities:
Net income	$6,204	$22,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,836	10,715
Amortization of financing costs	319	308
Non-cash operating lease expense	2,878	2,338
Provision for credit losses	88	3,389
Non-cash share-based compensation	5,833	9,297
Gain on the sale or disposal of property and equipment	(29)	(246)
Deferred income taxes and tax credits	10,445	3,897
Changes in operating capital:
Receivables	64,595	26,733
Inventory	(48,754)	21,572
Prepaid expenses and other current assets	(3,565)	(1,420)
Other assets and liabilities, net	327	(656)
Accounts payable	2,350	36,644
Accrued expenses and other current liabilities	(19,465)	(10,734)
Accrued income taxes	(9,742)	(3,362)
Net cash provided by operating activities	25,320	121,056

Cash used by investing activities:
Capital and intangible asset expenditures	(9,142)	(11,877)
Payments for purchases of U.S. Treasury Bills	(683)	—
Proceeds from maturity of U.S. Treasury Bills	626	—
Proceeds from the sale of property and equipment	38	246
Net cash used by investing activities	(9,161)	(11,631)

Cash used by financing activities:
Proceeds from revolving loans	314,040	70,150
Repayment of revolving loans	(230,090)	(166,150)
Repayment of long-term debt	(1,563)	(1,563)
Payment of financing costs	(222)	—
Proceeds from share issuances under share-based compensation plans	2,358	2,380
Payments for repurchases of common stock	(103,035)	(4,446)
Net cash used by financing activities	(18,512)	(99,629)

Net (decrease) increase in cash and cash equivalents	(2,353)	9,796
Cash and cash equivalents, beginning balance	18,501	29,073
Cash and cash equivalents, ending balance	$16,148	$38,869

Supplemental non-cash investing activity:
Capital expenditures included in accounts payable and accrued expenses	$5,647	$2,579
See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
May 31, 2024

Note 1 - Basis of Presentation and Related Information

Corporate Overview

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of May 31, 2024 and February 29, 2024, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 29, 2024 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. Our portfolio of brands include OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools, Drybar, Curlsmith and Revlon, among others. As of May 31, 2024, we operated two reportable segments: Home & Outdoor and Beauty & Wellness.

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

During fiscal 2023, we initiated a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and effectiveness and reduce costs (referred to as “Project Pegasus”). See Note 6 for additional information.

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

Note 2 - New Accounting Pronouncements

There have been no changes in the information provided in our Form 10-K.

Note 3 - Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities was as follows:

(in thousands)	May 31, 2024	February 29, 2024
Accrued compensation, benefits and payroll taxes	$17,620	$36,572
Accrued sales discounts and allowances	40,485	37,851
Accrued sales returns	19,335	21,282
Accrued advertising	27,179	29,212
Other	58,942	56,474
Total accrued expenses and other current liabilities	$163,561	$181,391

Note 4 - Share-Based Compensation Plans

As part of our compensation structure, we grant share-based compensation awards to certain employees and non-employee members of our Board of Directors during the fiscal year. These awards may be subject to attainment of certain service conditions, performance conditions and/or market conditions. During the first quarter of fiscal 2025, we granted 94,900 service condition awards (“Service Condition Awards”) with a weighted average grant date fair value of $124.37. Additionally, we granted 157,797 performance-based awards during the first quarter of fiscal 2025, of which 94,586 contained performance conditions (“Performance Condition Awards”) and 63,211 contained market conditions (“Market Condition Awards”), with weighted average grant date fair values of $124.37 and $91.19, respectively. Refer to our Form 10-K for further information on the Company's share-based compensation plans.

We recorded share-based compensation expense in SG&A as follows:

	Three Months Ended May 31,
(in thousands)	2024	2023
Directors stock compensation	$196	$197
Service Condition Awards	2,568	3,320
Performance Condition Awards	1,047	2,023
Market Condition Awards	1,395	3,147
Employee stock purchase plan	627	610
Share-based compensation expense	5,833	9,297
Less: income tax benefits	(264)	(641)
Share-based compensation expense, net of income tax benefits	$5,569	$8,656

Unrecognized Share-Based Compensation Expense

As of May 31, 2024, our total unrecognized share-based compensation for all awards was $33.5 million, which will be recognized over a weighted average amortization period of 2.5 years. The total unrecognized share-based compensation reflects an estimate of target achievement for Performance Condition Awards granted during fiscal 2025 and fiscal 2024 and an estimate of zero percent of target achievement for Performance Condition Awards granted during fiscal 2023.

Note 5 - Repurchases of Common Stock

In August 2021, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 25, 2021, for a period of three years, and replaced our former repurchase authorization. As of May 31, 2024, our repurchase authorization allowed for the purchase of $245.4 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

	Three Months Ended May 31,
(in thousands, except share and per share data)	2024	2023
Common stock repurchased on the open market:
Number of shares	1,011,243	—
Aggregate value of shares	$100,019	$—
Average price per share	$98.91	$—

Common stock received in connection with share-based compensation:
Number of shares	25,372	44,632
Aggregate value of shares	$3,016	$4,446
Average price per share	$118.85	$99.61

Note 6 - Restructuring Plan

During fiscal 2023, we initiated Project Pegasus, a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and effectiveness and reduce costs. Project Pegasus includes initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate and amplify cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending and improve our cash flow and working capital, as well as other activities. We anticipate these initiatives will create operating efficiencies, as well as provide a platform to fund future growth investments.

During the fourth quarter of fiscal 2023, we made changes to the structure of our organization. These changes resulted in our previous Health & Wellness and Beauty operating segments being combined into a single reportable segment, the creation of a North America Regional Market Organization (“RMO”) responsible for sales and go-to-market strategies for all categories and channels in the U.S. and Canada, and further centralization of certain functions under shared services, particularly in operations and finance to better support our business segments and RMOs. This new structure reduced the size of our global workforce by approximately 10%. We believe that these changes better focus business segment resources on brand development, consumer-centric innovation and marketing, the RMOs on sales and go to market strategies, and shared services on their respective areas of expertise while also creating a more efficient and effective organizational structure.

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

As previously disclosed, we continue to have the following expectations regarding Project Pegasus charges:
•Total one-time pre-tax restructuring charges of approximately $50 million to $55 million over the duration of the plan, expected to be completed during fiscal 2025.
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

We also continue to have the following expectations regarding Project Pegasus savings:
•Targeted annualized pre-tax operating profit improvements of approximately $75 million to $85 million, which began in fiscal 2024 and we expect to be substantially achieved by the end of fiscal 2027.
•Estimated cadence of the recognition of the savings will be approximately 25% in fiscal 2024, which was achieved, approximately 35% in fiscal 2025, approximately 25% in fiscal 2026 and approximately 15% in fiscal 2027.
•Total profit improvements to be realized approximately 60% through reduced cost of goods sold and 40% through lower SG&A.

During the three month periods ended May 31, 2024 and 2023, we incurred $1.8 million and $7.4 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the condensed consolidated statements of income.

The following tables summarize restructuring charges recorded as a result of Project Pegasus for the periods presented:

	Three Months Ended May 31, 2024			Total Incurred Since Inception
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Severance and employee related costs	$440	$1,125	$1,565	$16,841
Professional fees	—	270	270	27,147
Contract termination	—	—	—	1,331
Other	—	—	—	2,590
Total restructuring charges	$440	$1,395	$1,835	$47,909

	Three Months Ended May 31, 2023
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Severance and employee related costs	$484	$408	$892
Professional fees	2,269	3,357	5,626
Contract termination	—	688	688
Other	37	112	149
Total restructuring charges	$2,790	$4,565	$7,355

The tables below present a rollforward of our accruals related to Project Pegasus, which are included in accounts payable and accrued expenses and other current liabilities:

(in thousands)	Balance at February 29, 2024	Charges	Payments	Balance at May 31, 2024
Severance and employee related costs	$4,493	$1,565	$(2,975)	$3,083
Professional fees	272	270	(24)	518
Contract termination	—	—	—	—
Other	—	—	—	—
Total	$4,765	$1,835	$(2,999)	$3,601

(in thousands)	Balance at February 28, 2023	Charges	Payments	Balance at May 31, 2023
Severance and employee related costs	$3,173	$892	$(2,316)	$1,749
Professional fees	3,201	5,626	(6,026)	2,801
Contract termination	160	688	(848)	—
Other	34	149	(183)	—
Total	$6,568	$7,355	$(9,373)	$4,550

Note 7 - Commitments and Contingencies

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

Regulatory Matters

During fiscal 2022 and 2023, we were in discussions with the U.S. Environmental Protection Agency (the “EPA”) regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. We resumed normalized levels of shipping of the affected inventory during fiscal 2022 and we completed the repackaging and relabeling of our existing inventory of impacted products during fiscal 2023. Additionally, as a result of continuing dialogue with the EPA, we executed further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products, which were also completed during fiscal 2023. Ongoing settlement discussions with the EPA related to this matter may result in the imposition of fines or penalties in the future. Such potential fines or penalties cannot be estimated. For additional information refer to Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “EPA Compliance Costs”.

Note 8 - Long-Term Debt
A summary of our long-term debt follows:

(in thousands)	May 31, 2024	February 29, 2024
Credit Agreement (1):
Revolving loans	$505,900	$421,950
Term loans	248,437	250,000
Total borrowings under Credit Agreement	754,337	671,950
Unamortized prepaid financing fees	(5,960)	(6,279)
Total long-term debt	748,377	665,671
Less: current maturities of long-term debt	(7,031)	(6,250)
Long-term debt, excluding current maturities	$741,346	$659,421
(1)The weighted average interest rates on borrowings outstanding under the Credit Agreement (defined below) inclusive of the impact of our interest rate swaps as of May 31, 2024 and February 29, 2024 were 6.4% and 6.0%, respectively.

Capitalized Interest

During the three month period ended May 31, 2024, we incurred interest costs totaling $12.5 million, of which none was capitalized, compared to $14.9 million for the same period last year, of which we capitalized $0.9 million as part of property and equipment in connection with the construction of a new distribution facility.

Credit Agreement

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for aggregate commitments of $1.5 billion, which are available through (i) a $1.0 billion revolving credit facility, which includes a $50 million sublimit for the issuance of letters of credit, (ii) a $250 million term loan facility, and (iii) a committed $250 million delayed draw term loan facility, which may be borrowed in multiple drawdowns until August 15, 2025. Proceeds can be used for working capital and other general corporate purposes, including funding permitted acquisitions. At the closing date, February 15, 2024, we borrowed $457.5 million under the revolving credit facility and $250.0 million under the term loan facility and utilized the proceeds to repay all debt outstanding under our prior credit agreement. The Credit Agreement matures on February 15, 2029. The Credit Agreement includes an accordion feature, which permits the Company to request to increase its borrowing capacity by an additional $300 million plus an unlimited amount when the Leverage Ratio (as defined in the Credit Agreement) on a pro-forma basis is less than 3.25 to 1.00. The term loans are payable at the end of each fiscal quarter in equal installments of 0.625% through February 28, 2025, 0.9375% through February 28, 2026, and 1.25% thereafter of the original principal balance of the term loans, which began in the first quarter of fiscal 2025, with the remaining balance due at the maturity date. Borrowings under the Credit Agreement bear floating interest at either the Base Rate or Term SOFR (as defined in the Credit Agreement), plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.125% and 1.0% to 2.125% for Base Rate and Term SOFR borrowings, respectively.

The floating interest rates on our borrowings under the Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $300 million and $500 million of the outstanding principal balance under the revolving loans as of May 31, 2024 and February 29, 2024, respectively. See Notes 9, 10, and 11 for additional information regarding our interest rate swaps.

As of May 31, 2024, the balance of outstanding letters of credit was $15.6 million and the amount available for revolving loans under the Credit Agreement was $478.5 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of May 31, 2024, these covenants effectively limited our ability to incur more than $336.9 million of additional debt from all sources, including the Credit Agreement, or $478.5 million in the event a qualified acquisition is consummated.

Debt Covenants

As of May 31, 2024, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

Note 9 - Fair Value

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

The following table presents the fair value of our financial assets and liabilities:

	Fair Value
(in thousands)	May 31, 2024	February 29, 2024
Assets:
Cash equivalents (money market accounts)	$3,661	$462
U.S. Treasury Bills	9,016	8,948
Interest rate swaps	3,712	2,504
Foreign currency derivatives	432	592
Total assets	$16,821	$12,506

Liabilities:
Foreign currency derivatives	505	386
Total liabilities	$505	$386

All of our financial assets and liabilities, except for our investments in U.S. Treasury Bills, are measured and recorded at fair value on a recurring basis. Our investments in U.S. Treasury Bills are recorded at amortized cost. As of both May 31, 2024 and February 29, 2024, the current and non-current carrying amounts of our U.S. Treasury Bills were $2.5 million and $6.6 million, respectively, and were included within Prepaid expenses and other current assets and Other assets, respectively, in our condensed consolidated balance sheets.

The carrying amounts of cash, accounts payable, accrued expenses and other current liabilities and income taxes payable approximate fair value because of the short maturity of these items. The carrying amounts of receivables approximate fair value due to the effect of the related allowance for credit losses. The carrying amount of our floating rate long-term debt approximates its fair value.

Our investments in U.S. Treasury Bills are classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. We invest in U.S. Treasury Bills with maturities ranging from less than one to five years. Gross unrealized losses were $0.1 million for the three months ended May 31, 2024. During the three month period ended May 31, 2024, we recognized an immaterial amount of interest income on these investments, which is included in “Non-operating income, net” in our condensed consolidated statement of income.

We use foreign currency forward contracts and interest rate swaps to manage our exposure to changes in foreign currency exchange rates and interest rates, respectively. All of our derivative assets and liabilities are recorded at fair value. See Notes 10 and 11 for more information on our derivatives.

Note 10 - Financial Instruments and Risk Management

Foreign Currency Risk

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales and operating expenses. As a result of such transactions, portions of our cash, accounts receivable and accounts payable are denominated in foreign currencies. Approximately 16% and 15% of our net sales revenue was denominated in foreign currencies during the three month periods ended May 31, 2024 and 2023, respectively. These sales were primarily denominated in Euros, British Pounds and Canadian Dollars. We make most of our inventory purchases from manufacturers in Asia and primarily use the U.S. Dollar for such purchases.

In our condensed consolidated statements of income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign income tax receivables and payables, and deferred income tax assets and liabilities are recognized in income tax expense, and all other foreign currency exchange rate gains and losses are recognized in SG&A. During the three month periods ended May 31, 2024 and 2023, we recorded foreign currency exchange rate net losses of $0.1 million and net gains of $0.2 million, respectively, in income tax expense. During the three month periods ended May 31, 2024 and 2023, we recorded foreign currency exchange rate net gains of an immaterial amount and $0.4 million, respectively, in SG&A. We mitigate certain foreign currency exchange rate risk by using forward contracts to protect against the foreign currency exchange rate risk inherent in our transactions denominated in foreign currencies. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. Certain of our forward contracts are designated as cash flow hedges (“foreign currency contracts”) and are recorded on the balance sheet at fair value with changes in fair value recorded in Other Comprehensive Income (Loss) (“OCI”) until the hedge transaction is settled, at which point amounts are reclassified from Accumulated Other Comprehensive Income (Loss) (“AOCI”) to our condensed consolidated statements of income. Foreign currency derivatives for which we have not elected hedge accounting consist of certain forward contracts, and any changes in the fair value of these derivatives are recorded in our condensed consolidated statements of income. These undesignated derivatives are used to hedge monetary net asset and liability positions. Cash flows from our foreign currency derivatives are classified as cash flows from operating activities in our condensed consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

Interest Rate Risk

Interest on our outstanding debt as of May 31, 2024 and February 29, 2024 is based on floating interest rates. If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on a portion of our outstanding principal balance under the Credit Agreement, which totaled $754.3 million and $672.0 million as of May 31, 2024 and February 29, 2024, respectively. As of May 31, 2024 and February 29, 2024, $300.0 million and $500.0 million of the outstanding principal balance under the Credit Agreement, respectively, was hedged with interest rate swaps to fix the interest rate we pay. Our interest rate swaps are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in OCI until the hedge transaction is settled, at which point amounts are reclassified from AOCI to our condensed consolidated statements of income. Cash flows from our interest rate swaps are classified as cash flows from operating activities in our condensed consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

The following tables summarize the fair values of our derivative instruments as of the end of the periods presented:

(in thousands)	May 31, 2024
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- Current
Forward contracts - sell Euro	Cash flow	2/2025		€29,000	$249	$—	$87	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2025		$18,350	153	—	34	—
Forward contracts - sell Pounds	Cash flow	11/2025		£21,750	16	—	375	2
Forward contracts - sell Norwegian Kroner	Cash flow	2/2025	kr	15,000	—	—	1	—
Interest rate swaps	Cash flow	2/2026		$300,000	2,127	1,585	—	—
Subtotal					2,545	1,585	497	2

Derivatives not designated under hedge accounting
Forward contracts - sell Euro	(1)	6/2024		€1,000	—	—	6	—
Forward contracts - buy Pounds	(1)	6/2024		£700	14	—	—	—
Subtotal					14	—	6	—
Total fair value					$2,559	$1,585	$503	$2

(in thousands)	February 29, 2024
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities Non- Current
Forward contracts - sell Euro	Cash flow	2/2025		€36,500	$377	$—	$90	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2025		$20,750	151	—	57	—
Forward contracts - sell Pounds	Cash flow	2/2025		£20,250	59	—	234	—
Forward contracts - sell Norwegian Kroner	Cash flow	8/2024	kr	5,000	5	—	—	—
Interest rate swaps	Cash flow	2/2026		$500,000	1,314	1,190	—	—
Subtotal					1,906	1,190	381	—

Derivatives not designated under hedge accounting
Forward contracts - sell Euro	(1)	3/2024		€430	—	—	3	—
Forward contracts - sell Pounds	(1)	3/2024		£735	—	—	2	—
Subtotal					—	—	5	—
Total fair value					$1,906	$1,190	$386	$—

(1)These forward contracts, for which we have not elected hedge accounting, hedge monetary net asset and liability positions for the notional amounts reported, creating an economic hedge against currency movements.

The pre-tax effects of derivative instruments designated as cash flow hedges were as follows for the periods presented:

	Three Months Ended May 31,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2024	2023	Location	2024	2023
Foreign currency contracts - cash flow hedges	$(108)	$(467)	Sales revenue, net	$184	$338
Interest rate swaps - cash flow hedges	2,292	(2,634)	Interest expense	1,084	1,407
Total	$2,184	$(3,101)		$1,268	$1,745

The pre-tax effects of derivative instruments not designated under hedge accounting were as follows for the periods presented:

	Gain (Loss) Recognized in Income
		Three Months Ended May 31,
(in thousands)	Location	2024	2023
Forward contracts	SG&A	$22	$(24)
Total		$22	$(24)

We expect a net gain of $2.0 million associated with foreign currency contracts and interest rate swaps currently recorded in AOCI to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle. See Notes 9 and 11 for more information.

Counterparty Credit Risk

Financial instruments, including foreign currency contracts, forward contracts, and interest rate swaps, expose us to counterparty credit risk for non-performance. We manage our exposure to counterparty credit risk by only dealing with counterparties who are substantial international financial institutions with significant experience using such derivative instruments. We believe that the risk of incurring credit losses is remote.

Note 11 - Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component and related tax effects for the periods presented were as follows:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 28, 2023	$4,394	$553	$4,947
Other comprehensive loss before reclassification	(2,634)	(467)	(3,101)
Amounts reclassified out of AOCI	(1,407)	(338)	(1,745)
Tax effects	949	182	1,131
Other comprehensive loss	(3,092)	(623)	(3,715)
Balance at May 31, 2023	$1,302	$(70)	$1,232

Balance at February 29, 2024	$1,917	$182	$2,099
Other comprehensive income (loss) before reclassification	2,292	(108)	2,184
Amounts reclassified out of AOCI	(1,084)	(184)	(1,268)
Tax effects	(283)	65	(218)
Other comprehensive income (loss)	925	(227)	698
Balance at May 31, 2024	$2,842	$(45)	$2,797
See Notes 9 and 10 for additional information regarding our cash flow hedges.

Note 12 - Segment and Geographic Information
The following tables summarize segment information for the periods presented:

	Three Months Ended May 31, 2024
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$198,459	$218,388	$416,847
Restructuring charges	440	1,395	1,835
Operating income	15,850	14,913	30,763
Capital and intangible asset expenditures	5,745	3,397	9,142
Depreciation and amortization	6,647	7,189	13,836

	Three Months Ended May 31, 2023
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$217,144	$257,528	$474,672
Restructuring charges	2,790	4,565	7,355
Operating income	22,116	18,525	40,641
Capital and intangible asset expenditures	10,960	917	11,877
Depreciation and amortization	4,402	6,313	10,715

The following table presents net sales revenue by geographic region, in U.S. Dollars:

	Three Months Ended May 31,
(in thousands)	2024		2023
Domestic sales revenue, net (1)	$300,680	72.1%	$359,559	75.7%
International sales revenue, net	116,167	27.9%	115,113	24.3%
Total sales revenue, net	$416,847	100.0%	$474,672	100.0%
(1)Domestic net sales revenue includes net sales revenue from the U.S. and Canada.

Note 13 - Income Taxes

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

In response to Pillar Two, on May 24, 2024, Barbados enacted a domestic corporate income tax rate of 9%, effective beginning with our fiscal year 2025. As a result, we incorporated this corporate income tax into our estimated annual effective tax rate increasing our income tax provision during the first quarter of fiscal 2025. In addition, we revalued our existing deferred tax liabilities subject to the Barbados legislation, which resulted in a discrete tax charge of $6.0 million during the first quarter of fiscal 2025. Additionally, Barbados enacted a domestic minimum top-up tax (“DMTT”) of 15% which applies to Barbados businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective beginning with our fiscal year 2026. We will continue to monitor and evaluate impacts as further regulatory guidance becomes available.

For the three months ended May 31, 2024, income tax expense as a percentage of income before income tax was 66.1% compared to 15.5% for the same period last year. The year-over-year increase in the effective tax rate is primarily due to the Barbados tax legislation enacted during the first quarter of fiscal 2025, which resulted in a discrete tax charge of $6.0 million to revalue deferred tax liabilities and an increase in our income tax expense due to the change to our estimated annual effective tax rate arising from the legislation, partially offset by shifts in the mix of income in our various tax jurisdictions.

Note 14 - Earnings Per Share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities. Dilutive securities at any given point in time may consist of outstanding options to purchase common stock and issued and contingently issuable unvested restricted stock units, performance stock units, restricted stock awards and performance restricted stock awards and other stock-based awards. Anti-dilutive securities are not included in the computation of diluted earnings per share under the treasury stock method. See Note 4 to these condensed consolidated financial statements for more information regarding stock-based awards.

The following table presents our weighted average basic and diluted shares outstanding for the periods shown:

	Three Months Ended May 31,
(in thousands)	2024	2023
Weighted average shares outstanding, basic	23,524	24,049
Incremental shares from share-based compensation arrangements	109	85
Weighted average shares outstanding, diluted	23,633	24,134

Anti-dilutive securities	125	156

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1., “Financial Statements.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations. Actual results may differ materially due to a number of factors, including those discussed in the section entitled “Information Regarding Forward-Looking Statements” following this MD&A, and in Part I, Item 3., “Quantitative and Qualitative Disclosures About Market Risk” in this report, as well as in Part I, Item IA., “Risk Factors” in the Company’s most recent annual report on Form 10-K for the fiscal year ended February 29, 2024 (“Form 10-K”) and its other filings with the Securities and Exchange Commission (the “SEC”). When used in this MD&A, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries.

This MD&A, including the tables under the headings “Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment” and “Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP),” reports operating income, operating margin, net income and diluted earnings per share (“EPS”) without the impact of a discrete tax charge to revalue existing deferred tax liabilities due to Barbados enacting domestic corporate income tax legislation (“Barbados tax reform”), a charge for uncollectible receivables due to the bankruptcy of Bed, Bath & Beyond (“Bed, Bath & Beyond bankruptcy”), restructuring charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial measures as defined by SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based financial measures presented in our condensed consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges and benefits on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors. We further believe that including the excluded charges and benefits would not accurately reflect the underlying performance of our operations for the period in which the charges and benefits were incurred and reflected in our GAAP financial results. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial measures and may be calculated differently than non-GAAP financial measures disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP financial measures. These non-GAAP financial measures are discussed further and reconciled to their applicable GAAP-based financial measures contained in this MD&A beginning on page 32.

There were no material changes to the key financial measures discussed in our Form 10-K.

Overview

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. Our portfolio of brands includes OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools, Drybar, Curlsmith and Revlon, among others. We have built leading market positions through new product innovation, product quality and competitive pricing. As of May 31, 2024, we operated two reportable segments: Home & Outdoor and Beauty & Wellness.

During fiscal 2023, we initiated a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and effectiveness and reduce costs (referred to as “Project Pegasus”). Project Pegasus includes initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate and amplify cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending and improve our cash flow and working capital, as well as other activities. We anticipate these initiatives will create operating efficiencies, as well as provide a platform to fund future growth investments. During the three month periods ended May 31, 2024 and 2023, we incurred $1.8 million and $7.4 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the condensed consolidated statements of income. See further discussion below within “Significant Trends Impacting the Business” under “Project Pegasus” and Note 6 to the accompanying condensed consolidated financial statements.

Fiscal 2024 concluded Phase II of our transformation strategy, which produced net sales and organic net sales growth and gross profit margin expansion. We expanded our portfolio of leading brands and international footprint with the acquisitions of Drybar, Osprey and Curlsmith. We completed the divestiture of our personal care business and extended our Revlon trademark license for a period of up to 100 years. We strategically and effectively deployed capital to construct our new distribution facility in Gallaway, Tennessee, repurchased shares of our common stock, and repaid amounts outstanding under our long-term debt agreement. We began publishing an annual environmental, social and governance (“ESG”) Report, which summarizes our ESG strategy and performance, providing further transparency into our ESG efforts. During Phase II, we also initiated Project Pegasus, which included the creation of a North America Regional Market Organization (“RMO”) responsible for sales and go-to-market strategies for all categories and channels in the United States of America (“U.S.”) and Canada, and further centralization of certain functions under shared services, particularly in operations and finance to better support our business segments and RMOs.

Fiscal 2025 begins our Elevate for Growth Strategy, which provides our strategic roadmap through fiscal 2030. The long-term objectives of Elevate for Growth include continued organic sales growth, further margin expansion, and accretive capital deployment through strategic acquisitions, share repurchases and capital structure management. The Elevate for Growth Strategy includes an enhanced portfolio management strategy to invest in our brands and grow internationally based upon defined criteria with an emphasis on brand building, new product introductions and expanded distribution. We are continuing to execute our initiatives under Project Pegasus, which we expect to generate incremental fuel to invest in our brand portfolio and new capabilities. We intend to further leverage our operational scale and assets, including our new state-of-the-art distribution center, improved go-to-market structure with our North America RMO, and our expanded shared services capabilities. We also plan to complete the geographic consolidation of our Beauty & Wellness businesses, create a centralized marketing organization that embraces next-level data analytics and consumer insight capabilities, and further integrate our supply chain and finance functions within our shared services. Additionally, we are committed to fostering a winning culture and continuing our ESG and diversity, equity, inclusion and belonging (“DEI&B”) efforts to support our Elevate for Growth Strategy.

Significant Trends Impacting the Business

Project Pegasus
During fiscal 2023, we initiated Project Pegasus, a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and effectiveness and reduce costs. Project Pegasus includes initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate and amplify cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending and improve our cash flow and working capital, as well as other activities. We anticipate these initiatives will create operating efficiencies, as well as provide a platform to fund future growth investments. During the fourth quarter of fiscal 2023, we made changes to the structure of our organization. These changes resulted in our previous Health & Wellness and Beauty operating segments being combined into a single reportable segment, the creation of a North America Regional Market Organization (“RMO”) responsible for sales and go-to-market strategies for all categories and channels in the U.S. and Canada, and further centralization of certain functions under shared services, particularly in operations and finance to better support our business segments and RMOs. This new structure reduced the size of our global workforce by approximately 10%. We believe that these changes better focus business segment resources on brand development, consumer-centric innovation and marketing, the RMOs on sales and go to market strategies, and shared services on their respective areas of expertise while also creating a more efficient and effective organizational structure.

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

As previously disclosed, we continue to have the following expectations regarding Project Pegasus charges:
•Total one-time pre-tax restructuring charges of approximately $50 million to $55 million over the duration of the plan, expected to be completed during fiscal 2025.
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

We also continue to have the following expectations regarding Project Pegasus savings:
•Targeted annualized pre-tax operating profit improvements of approximately $75 million to $85 million, which began in fiscal 2024 and we expect to be substantially achieved by the end of fiscal 2027.
•Estimated cadence of the recognition of the savings will be approximately 25% in fiscal 2024, which was achieved, approximately 35% in fiscal 2025, approximately 25% in fiscal 2026 and approximately 15% in fiscal 2027.
•Total profit improvements to be realized approximately 60% through reduced cost of goods sold and 40% through lower SG&A.

In addition, we implemented plans to reduce inventory levels, increase inventory turns, and improve cash flow and working capital during fiscal 2023. Improvements related to these initiatives began in the second half of fiscal 2023, and continued during fiscal 2024, enabling us to repay amounts outstanding under our long-term debt agreement and reduce our interest expense during fiscal 2024. During the first quarter of fiscal 2024, our gross margin was favorably impacted by our SKU rationalization efforts in Beauty & Wellness. In addition, during the first quarter of fiscal 2025, our gross margin and operating margins were favorably impacted by lower commodity and product costs driven by our cost of goods savings projects. Expectations regarding our Project Pegasus initiatives and our ability to realize targeted savings, including expectations concerning costs and savings, are based on management’s estimates available at the time and are subject to a number of assumptions that could materially impact our estimates.

During the three month periods ended May 31, 2024 and 2023, we incurred $1.8 million and $7.4 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the condensed consolidated statements of income. We made total cash restructuring payments of $3.0 million and $9.4 million during the three month periods ended May 31, 2024 and 2023, respectively, and had a remaining liability of $3.6 million as of May 31, 2024. See Note 6 to the accompanying condensed consolidated financial statements for additional information.

Water Filtration Patent Litigation
On December 23, 2021, Brita LP filed a complaint against Kaz USA, Inc. and Helen of Troy Limited in the United States District Court for the Western District of Texas (the “Patent Litigation”), alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. Brita LP simultaneously filed a complaint with the United States International Trade Commission (“ITC”) against Kaz USA, Inc., Helen of Troy Limited and five other unrelated companies that sell water filtration systems (the “ITC Action”). The complaint in the ITC Action also alleged patent infringement by the Company with respect to a limited set of PUR gravity-fed water filtration systems. This action sought injunctive relief to prevent entry of certain accused PUR products (and certain other products) into the U.S. and cessation of marketing and sales of existing inventory that is already in the U.S. On February 28, 2023, the ITC issued an Initial Determination in the ITC Action, tentatively ruling against the Company and the other unrelated respondents. The ITC has a guaranteed review process, and thus all respondents, including the Company, filed a petition with the ITC for a full review of the Initial Determination. On September 19, 2023, the ITC issued its Final Determination in the Company’s favor. The ITC determined there was no violation by the Company and terminated the investigation. Brita LP is appealing the ITC's decision to the Federal Circuit (“CAFC Appeal”) and filed its Notice of Appeal on October 24, 2023. The Company intervened in the CAFC Appeal, but as of the date of the filing of this Form 10-Q, no hearings have been scheduled. The Patent Litigation remains stayed for the time being. We cannot predict the outcome of these legal proceedings, the amount or range of any potential loss, when the proceedings will be resolved, or customer acceptance of any replacement water filter. Litigation is inherently unpredictable, and the resolution or disposition of these proceedings could, if adversely determined, have a material and adverse impact on our financial position and results of operations. For additional information regarding the Patent Litigation and the ITC Action, see Note 7 to the accompanying condensed consolidated financial statements.

Impact of Macroeconomic Trends
The Federal Open Market Committee increased the benchmark interest rate by 50 basis points and 25 basis points during the first and second quarters of fiscal 2024, respectively. As a result, we incurred higher average interest rates during the first quarter of fiscal 2025 compared to the same period last year. The Federal Open Market Committee has indicated that it may lower interest rates in fiscal 2025. While the actual timing and extent of future changes in interest rates remains unknown, lower average interest rates would reduce interest expense on our outstanding variable rate debt. The financial markets, the global economy and global supply chain may also be adversely affected by the current or anticipated impact of military conflicts or other geopolitical events. High inflation and interest rates have also negatively impacted consumer disposable income, credit availability and spending, among others, which have adversely impacted our business, financial condition, cash flows and results of operations during fiscal 2024 and the first quarter of fiscal 2025 and may continue to have an adverse impact during the remainder of fiscal year 2025. See further discussion below under “Consumer Spending and Changes in Shopping Preferences.” We expect continued uncertainty in our business and the global economy due to pressure from inflation and consumer confidence, any of which may adversely impact our results.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 67% and 72% of our consolidated net sales revenue was from U.S. shipments during the three month periods ended May 31, 2024 and 2023, respectively.

Among other things, high levels of inflation and interest rates may negatively impact consumer disposable income, credit availability and spending. Consumer purchases of discretionary items, including the products that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Dynamic changes in consumer spending and shopping patterns are also having an impact on retailer inventory levels. Our ability to sell to retailers is predicated on their ability to sell to the end consumer. During fiscal year 2024, we experienced some improvement in replenishment orders from certain retail customers in certain product categories relative to fiscal 2023. However, during the first quarter of fiscal 2025, we experienced reduced replenishment orders from retail customers in line with softer consumer demand and discretionary spending, which adversely impacted our sales, results of operations and cash flows. If orders from our retail customers continue to be adversely impacted, our sales, results of operations and cash flows may continue to be adversely impacted. We expect continued uncertainty in our business and the global economy due to inflation and changes in consumer spending patterns. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

Our concentration of sales reflects the continued evolution of consumer shopping preferences. Our net sales to pure-play online retailers and retail customers fulfilling end-consumer online orders, as well as our own online sales directly to consumers (collectively “online channel net sales”) comprised approximately 25% of our total consolidated net sales revenue for the three month period ended May 31, 2024, and declined approximately 14% compared to the same period in the prior year. For the three month period ended May 31, 2023, our online channel net sales comprised approximately 26% of our total consolidated net sales revenue, and grew approximately 8% as compared to the same period in the prior year.

With the continued importance of online sales in the retail landscape, many brick and mortar retailers are aggressively looking for ways to improve their customer delivery capabilities to be able to meet customer expectations. As a result, it has become increasingly important for us to leverage our distribution capabilities in order to meet the changing demands of our customers, including increasing our online capabilities to support our direct-to-consumer sales channels and online channel sales by our retail customers. In March 2023, we completed the construction of an additional distribution facility in Gallaway, Tennessee that became operational during the first quarter of fiscal 2024 and includes state-of-the-art automation suited to fulfill direct-to-consumer and online channel orders. During the first quarter of fiscal 2025, we experienced automation system startup issues at the Tennessee distribution facility which impacted some of our Home & Outdoor segment's small retail customer and direct-to-consumer orders. As a result, our sales were adversely impacted due to shipping disruptions, and we incurred additional costs and lost efficiency as we worked to remediate the issues. We expect the shipping disruption to continue through the second quarter of fiscal 2025. Additionally, we have invested in a centralized cloud-based e-commerce platform, which some of our brands are currently utilizing. The centralized cloud-based e-commerce platform will enable us to leverage a common system and rapidly deploy new capabilities across all of our brands, as well as more easily integrate new brands. We believe this platform enhances the customer experience by strengthening the digital presentation and product browsing capabilities and improving the checkout process, order delivery and post-order customer care.

EPA Compliance Costs
During fiscal 2022 and 2023, we were in discussions with the U.S. Environmental Protection Agency (the “EPA”) regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. We resumed normalized levels of shipping of the affected inventory during fiscal 2022 and we completed the repackaging and relabeling of our existing inventory of impacted products during fiscal 2023. Additionally, as a result of continuing dialogue with the EPA, we executed further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products, which were also completed during fiscal 2023. Ongoing settlement discussions with the EPA related to this matter may result in the imposition of fines or penalties in the future. Such potential fines or penalties cannot be estimated. See Note 7 to our condensed consolidated financial statements for additional information.

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

For the three months ended May 31, 2024, changes in foreign currency exchange rates had a favorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $0.4 million, or 0.1%, compared to an unfavorable year-over-year impact of $0.5 million, or 0.1%, for the same period last year.

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

	Three Months Ended May 31,				% of Sales Revenue, net
(in thousands)	2024	2023	$ Change	% Change	2024	2023
Sales revenue by segment, net
Home & Outdoor	$198,459	$217,144	$(18,685)	(8.6)%	47.6%	45.7%
Beauty & Wellness	218,388	257,528	(39,140)	(15.2)%	52.4%	54.3%
Total sales revenue, net	416,847	474,672	(57,825)	(12.2)%	100.0%	100.0%
Cost of goods sold	213,768	259,041	(45,273)	(17.5)%	51.3%	54.6%
Gross profit	203,079	215,631	(12,552)	(5.8)%	48.7%	45.4%
SG&A	170,481	167,635	2,846	1.7%	40.9%	35.3%
Restructuring charges	1,835	7,355	(5,520)	(75.1)%	0.4%	1.5%
Operating income	30,763	40,641	(9,878)	(24.3)%	7.4%	8.6%
Non-operating income, net	100	137	(37)	(27.0)%	—%	—%
Interest expense	12,543	14,052	(1,509)	(10.7)%	3.0%	3.0%
Income before income tax	18,320	26,726	(8,406)	(31.5)%	4.4%	5.6%
Income tax expense	12,116	4,145	7,971	*	2.9%	0.9%
Net income	$6,204	$22,581	$(16,377)	(72.5)%	1.5%	4.8%

* Calculation is not meaningful.

First Quarter Fiscal 2025 Financial Results

•Consolidated net sales revenue decreased 12.2%, or $57.8 million, to $416.8 million for the three months ended May 31, 2024, compared to $474.7 million for the same period last year.

•Consolidated operating income decreased 24.3%, or $9.9 million, to $30.8 million for the three months ended May 31, 2024, compared to $40.6 million for the same period last year. Consolidated operating margin decreased 1.2 percentage points to 7.4% of consolidated net sales revenue for the three months ended May 31, 2024, compared to 8.6% for the same period last year.

•Consolidated adjusted operating income decreased 35.1%, or $23.2 million, to $43.0 million for the three months ended May 31, 2024, compared to $66.2 million for the same period last year. Consolidated adjusted operating margin decreased 3.6 percentage points to 10.3% of consolidated net sales revenue for the three months ended May 31, 2024, compared to 13.9% for the same period last year.

•Net income decreased 72.5%, or $16.4 million, to $6.2 million for the three months ended May 31, 2024, compared to $22.6 million for the same period last year. Diluted EPS decreased 72.3% to $0.26 for the three months ended May 31, 2024, compared to $0.94 for the same period last year.

•Adjusted income decreased 50.0%, or $23.4 million, to $23.3 million for the three months ended May 31, 2024, compared to $46.7 million for the same period last year. Adjusted diluted EPS decreased 49.0% to $0.99 for the three months ended May 31, 2024, compared to $1.94 for the same period last year.

Consolidated and Segment Net Sales Revenue

The following table summarizes the impact that Organic business and foreign currency had on our net sales revenue by segment:

	Three Months Ended May 31,
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Fiscal 2024 sales revenue, net	$217,144	$257,528	$474,672
Organic business	(18,654)	(39,528)	(58,182)
Impact of foreign currency	(31)	388	357
Change in sales revenue, net	(18,685)	(39,140)	(57,825)
Fiscal 2025 sales revenue, net	$198,459	$218,388	$416,847

Total net sales revenue growth (decline)	(8.6)%	(15.2)%	(12.2)%
Organic business	(8.6)%	(15.3)%	(12.3)%
Impact of foreign currency	—%	0.2%	0.1%

In the above tables, Organic business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand was acquired, excluding the impact that foreign currency remeasurement had on reported net sales revenue. Net sales revenue from internally developed brands or product lines is considered Organic business activity.

Consolidated Net Sales Revenue

Comparison of First Quarter Fiscal 2025 to First Quarter Fiscal 2024
Consolidated net sales revenue decreased $57.8 million, or 12.2%, to $416.8 million, compared to $474.7 million, primarily driven by a decrease from Organic business. The decline in Organic business was primarily due to:
•a decline in sales of hair appliances, prestige hair care products and humidifiers in Beauty & Wellness primarily driven by softer consumer demand, shifts in consumer spending, increased competition in hair appliances and prestige hair care products, and reduced orders from retail customers; and
•a decline in Home & Outdoor primarily due to lower replenishment orders from retail customers, softer consumer demand, shifts in consumer spending, a slowdown in the technical and everyday lifestyle pack categories, increased competition in the insulated beverageware category, and the impact of the shipping disruption at our Tennessee distribution facility due to automation startup issues affecting some of the segment's small retail customer and direct-to-consumer orders.

These factors were partially offset by international growth and higher sales of fans in Beauty & Wellness.

Net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $0.4 million, or 0.1%.

Segment Net Sales Revenue

Home & Outdoor

Comparison of First Quarter Fiscal 2025 to First Quarter Fiscal 2024
Net sales revenue decreased $18.7 million, or 8.6%, to $198.5 million, compared to $217.1 million. The decrease was driven by a decline from Organic business primarily due to:
•lower replenishment orders from retail customers;
•softer consumer demand;
•shifts in consumer spending;
•a slowdown in the technical and everyday lifestyle pack categories;
•increased competition in the insulated beverageware category; and
•the impact of the shipping disruption at our Tennessee distribution facility due to automation startup issues affecting some of the segment's small retail customer and direct-to-consumer orders.

These factors were partially offset by:
•new distribution, which substantially began during the second quarter of fiscal 2024, benefiting our home category sales in comparison to the prior year period;
•incremental sales from the launch of the travel tumbler in the second quarter of fiscal 2024; and
•an increase in international sales primarily driven by expanded retailer distribution in the insulated beverageware category.

The impact of net foreign currency fluctuations on net sales revenue was not meaningful.

Beauty & Wellness

Comparison of First Quarter Fiscal 2025 to First Quarter Fiscal 2024
Net sales revenue decreased $39.1 million, or 15.2%, to $218.4 million, compared to $257.5 million. The decrease was driven by a decline from Organic business, primarily due to:
•a decline in sales of hair appliances and prestige hair care products primarily due to softer consumer demand, shifts in consumer spending, increased competition and shipping disruption from Curlsmith system integration challenges;
•lower sales of humidifiers, primarily driven by reduced replenishment orders from retail customers due to a softer 2023/2024 illness season;
•higher sales dilution from trade discounts, allowances and promotional programs; and
•a decrease in water filtration product revenue primarily driven by the expiration of an out-license relationship.

These factors were partially offset by an increase in fan sales.

Net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $0.4 million, or 0.2%.

Consolidated Gross Profit Margin

Comparison of First Quarter Fiscal 2025 to First Quarter Fiscal 2024
Consolidated gross profit margin increased 3.3 percentage points to 48.7%, compared to 45.4%. The increase in consolidated gross profit margin was primarily due to:
•a favorable segment mix with a higher percentage of Home & Outdoor sales at a higher margin;
•favorable inventory obsolescence expense year-over-year; and
•lower commodity and product costs, partly driven by Project Pegasus initiatives.

These factors were partially offset by:
•a less favorable product mix within the segments;
•a less favorable customer mix within Home & Outdoor; and
•higher sales dilution from trade discounts, allowances and promotional programs in Beauty & Wellness.

Consolidated SG&A

Comparison of First Quarter Fiscal 2025 to First Quarter Fiscal 2024
Consolidated SG&A ratio increased 5.6 percentage points to 40.9%, compared to 35.3%. The increase in the consolidated SG&A ratio was primarily due to:
•higher marketing expense as we reinvested back into our brands;
•additional costs and lost efficiency associated with automation startup issues at our Tennessee distribution facility impacting small retail customer and direct-to-consumer orders;
•an increase in depreciation expense primarily related to our new distribution facility;
•unfavorable health insurance and product liability expense; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by the favorable comparative impact of a charge of $4.2 million related to the bankruptcy of Bed, Bath & Beyond incurred in the prior year period and lower share-based compensation expense.

Restructuring Charges

During the three month periods ended May 31, 2024 and 2023, we incurred $1.8 million and $7.4 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were primarily comprised of severance and employee related costs and professional fees, and made total cash restructuring payments of $3.0 million and $9.4 million, respectively. We had a remaining liability of $3.6 million as of May 31, 2024.

Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment

In order to provide a better understanding of the impact of certain items on our operating income, the tables that follow report the comparative pre-tax impact of Bed, Bath & Beyond bankruptcy, restructuring charges, amortization of intangible assets, and non-cash share-based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods presented below. Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended May 31, 2024
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating income, as reported (GAAP)	$15,850	8.0%	$14,913	6.8%	$30,763	7.4%
Restructuring charges	440	0.2%	1,395	0.6%	1,835	0.4%
Subtotal	16,290	8.2%	16,308	7.5%	32,598	7.8%
Amortization of intangible assets	1,765	0.9%	2,755	1.3%	4,520	1.1%
Non-cash share-based compensation	3,013	1.5%	2,820	1.3%	5,833	1.4%
Adjusted operating income (non-GAAP)	$21,068	10.6%	$21,883	10.0%	$42,951	10.3%

	Three Months Ended May 31, 2023
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating income, as reported (GAAP)	$22,116	10.2%	$18,525	7.2%	$40,641	8.6%
Bed, Bath & Beyond bankruptcy	3,087	1.4%	1,126	0.4%	4,213	0.9%
Restructuring charges	2,790	1.3%	4,565	1.8%	7,355	1.5%
Subtotal	27,993	12.9%	24,216	9.4%	52,209	11.0%
Amortization of intangible assets	1,777	0.8%	2,880	1.1%	4,657	1.0%
Non-cash share-based compensation	4,498	2.1%	4,799	1.9%	9,297	2.0%
Adjusted operating income (non-GAAP)	$34,268	15.8%	$31,895	12.4%	$66,163	13.9%

Consolidated Operating Income

Comparison of First Quarter Fiscal 2025 to First Quarter Fiscal 2024
Consolidated operating income was $30.8 million, or 7.4% of net sales revenue, compared to $40.6 million, or 8.6% of net sales revenue. The 1.2 percentage point decrease in consolidated operating margin was primarily due to:
•higher marketing expense as we reinvested back into our brands;
•additional costs and lost efficiency associated with automation startup issues at our Tennessee distribution facility impacting small retail customer and direct-to-consumer orders;
•higher sales dilution from trade discounts, allowances, and promotional programs;
•an increase in depreciation expense primarily related to our new distribution facility;
•unfavorable health insurance and product liability expense;
•a less favorable product mix within the segments and a less favorable customer mix within Home & Outdoor; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by:
•a favorable segment mix with a higher percentage of Home & Outdoor sales at a higher margin;
•favorable inventory obsolescence expense year-over-year;
•lower commodity and product costs, partly driven by Project Pegasus initiatives; and
•a decrease in restructuring charges of $5.5 million.

Consolidated adjusted operating income decreased 35.1% to $43.0 million, or 10.3% of net sales revenue, compared to $66.2 million, or 13.9% of net sales revenue.

Home & Outdoor

Comparison of First Quarter Fiscal 2025 to First Quarter Fiscal 2024
Operating income was $15.9 million, or 8.0% of segment net sales revenue, compared to $22.1 million, or 10.2% of segment net sales revenue. The 2.2 percentage point decrease in segment operating margin was primarily due to:
•higher marketing expense as we reinvested back into our brands;
•additional costs and lost efficiency associated with automation startup issues at our Tennessee distribution facility impacting small retail customer and direct-to-consumer orders;
•an increase in depreciation expense primarily related to our new distribution facility;
•the impact of unfavorable operating leverage due to the decrease in net sales; and
•a less favorable customer and product mix

These factors were partially offset by:
•favorable inventory obsolescence expense year-over-year;
•lower commodity and product costs, partly driven by Project Pegasus initiatives; and
•the favorable comparative impact of a charge of $3.1 million related to the bankruptcy of Bed, Bath & Beyond incurred in the prior year period.

Adjusted operating income decreased 38.5% to $21.1 million, or 10.6% of segment net sales revenue, compared to $34.3 million, or 15.8% of segment net sales revenue.

Beauty & Wellness

Comparison of First Quarter Fiscal 2025 to First Quarter Fiscal 2024
Operating income was $14.9 million, or 6.8% of segment net sales revenue, compared to $18.5 million, or 7.2% of segment net sales revenue. The 0.4 percentage point decrease in segment operating margin was primarily due to:
•higher marketing expense as we reinvested back into our brands;
•a less favorable product mix;
•higher sales dilution from trade discounts, allowances and promotional programs;
•unfavorable health insurance and product liability expense; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by:
•favorable inventory obsolescence expense year-over-year;
•lower commodity and product costs, partly driven by Project Pegasus initiatives; and
•a decrease in restructuring charges of $3.2 million.

Adjusted operating income decreased 31.4% to $21.9 million, or 10.0% of segment net sales revenue, compared to $31.9 million, or 12.4% of segment net sales revenue.

Interest Expense

Comparison of First Quarter Fiscal 2025 to First Quarter Fiscal 2024
Interest expense was $12.5 million, compared to $14.1 million. The decrease in interest expense was primarily due to lower average borrowings outstanding, partially offset by a higher average effective interest rate compared to the same period last year.

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

In response to Pillar Two, on May 24, 2024, Barbados enacted a domestic corporate income tax rate of 9%, effective beginning with our fiscal year 2025. As a result, we incorporated this corporate income tax into our estimated annual effective tax rate increasing our income tax provision during the first quarter of fiscal 2025. In addition, we revalued our existing deferred tax liabilities subject to the Barbados legislation, which resulted in a discrete tax charge of $6.0 million during the first quarter of fiscal 2025. Additionally, Barbados enacted a domestic minimum top-up tax (“DMTT”) of 15% which applies to Barbados businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective beginning with our fiscal year 2026. We will continue to monitor and evaluate impacts as further regulatory guidance becomes available.

For the three months ended May 31, 2024, income tax expense as a percentage of income before income tax was 66.1% compared to 15.5% for the same period last year. The year-over-year increase in the effective tax rate is primarily due to the Barbados tax legislation enacted during the first quarter of fiscal 2025, which resulted in a discrete tax charge of $6.0 million to revalue deferred tax liabilities and an increase in our income tax expense due to the change to our estimated annual effective tax rate arising from the legislation, partially offset by shifts in the mix of income in our various tax jurisdictions.

Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP)

In order to provide a better understanding of the impact of certain items on our income and diluted EPS, the tables that follow report the comparative after-tax impact of Barbados tax reform, Bed, Bath & Beyond bankruptcy, restructuring charges, amortization of intangible assets, and non-cash share-based compensation, as applicable, on income and diluted EPS for the periods presented below. Adjusted income and adjusted diluted EPS may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended May 31, 2024
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$18,320	$12,116	$6,204	$0.78	$0.51	$0.26
Barbados tax reform	—	(6,045)	6,045	—	(0.26)	0.26
Restructuring charges	1,835	165	1,670	0.08	0.01	0.07
Subtotal	20,155	6,236	13,919	0.85	0.26	0.59
Amortization of intangible assets	4,520	661	3,859	0.19	0.03	0.16
Non-cash share-based compensation	5,833	264	5,569	0.25	0.01	0.24
Adjusted (non-GAAP)	$30,508	$7,161	$23,347	$1.29	$0.30	$0.99

Weighted average shares of common stock used in computing diluted EPS						23,633

	Three Months Ended May 31, 2023
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$26,726	$4,145	$22,581	$1.11	$0.17	$0.94
Bed, Bath & Beyond bankruptcy	4,213	53	4,160	0.17	—	0.17
Restructuring charges	7,355	92	7,263	0.30	—	0.30
Subtotal	38,294	4,290	34,004	1.59	0.18	1.41
Amortization of intangible assets	4,657	606	4,051	0.19	0.03	0.17
Non-cash share-based compensation	9,297	641	8,656	0.39	0.03	0.36
Adjusted (non-GAAP)	$52,248	$5,537	$46,711	$2.16	$0.23	$1.94

Weighted average shares of common stock used in computing diluted EPS						24,134

Comparison of First Quarter Fiscal 2025 to First Quarter Fiscal 2024
Net income was $6.2 million, compared to $22.6 million. Diluted EPS was $0.26, compared to $0.94. Diluted EPS decreased primarily due to lower operating income and an increase in the effective income tax rate, partially offset by a decrease in interest expense.

Adjusted income decreased $23.4 million, or 50.0%, to $23.3 million, compared to $46.7 million. Adjusted diluted EPS decreased 49.0% to $0.99, compared to $1.94.

Liquidity and Capital Resources

We principally rely on our cash flow from operations and borrowings under our Credit Agreement (as defined below) to finance our operations, capital and intangible asset expenditures, acquisitions and share repurchases. Historically, our principal uses of cash to fund our operations have included operating expenses, primarily SG&A, and working capital, predominantly for inventory purchases and the extension of credit to our retail customers. We have typically been able to generate positive cash flow from operations sufficient to fund our operating activities. In the past, we have utilized a combination of available cash and existing, or additional, sources of financing to fund strategic acquisitions, share repurchases and capital investments. We generated $25.3 million in cash from operations during the first quarter of fiscal 2025 and had $16.1 million in cash and cash equivalents at May 31, 2024, substantially all of which was held by our foreign subsidiaries. We have no existing activities involving special purpose entities or off-balance sheet financing.

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

We may also elect to repurchase additional shares of common stock under our Board of Directors' authorization, subject to limitations contained in our debt agreement and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing. For additional information, see Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our Form 10-K and Part II, Item 2., “Unregistered Sales of Equity Securities and Use of Proceeds” in this report.

Operating Activities

Operating activities provided net cash of $25.3 million for the three months ended May 31, 2024, compared to net cash provided of $121.1 million for the same period last year. The decrease in cash provided by operating activities was primarily driven by increases in payments for inventory, annual incentive compensation, and income taxes, as well as a decrease in cash earnings, partially offset by decreases in cash used primarily for accounts receivable, restructuring activities and interest payments.

Investing Activities

Investing activities used net cash of $9.2 million during the three months ended May 31, 2024, compared to net cash used of $11.6 million for the same period last year. The decrease in cash used by investing activities was primarily due to a decrease in capital and intangible asset expenditures during the first quarter of fiscal 2025. The decrease in capital and intangible asset expenditures was primarily due to the substantial completion of our new two million square foot distribution facility in March 2023 for which we incurred higher capital expenditures during the prior year period. Capital and intangible asset expenditures during both periods also included expenditures for computer, furniture and other equipment and tooling, molds, and other production equipment.

Financing Activities

Financing activities used net cash of $18.5 million during the three months ended May 31, 2024, compared to net cash used of $99.6 million for the same period last year. The decrease in cash used by financing activities is primarily due to net borrowings on our revolving loans of $84.0 million to help fund payments for repurchases of common stock of $103.0 million during the three months ended May 31, 2024 in comparison to net repayments of $96.0 million during the same period last year.

Credit Agreement

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for aggregate commitments of $1.5 billion, which are available through (i) a $1.0 billion revolving credit facility, which includes a $50 million sublimit for the issuance of letters of credit, (ii) a $250 million term loan facility, and (iii) a committed $250 million delayed draw term loan facility, which may be borrowed in multiple drawdowns until August 15, 2025. Proceeds can be used for working capital and other general corporate purposes, including funding permitted acquisitions. At the closing date, February 15, 2024, we borrowed $457.5 million under the revolving credit facility and $250.0 million under the term loan facility and utilized the proceeds to repay all debt outstanding under our prior credit agreement. The Credit Agreement matures on February 15, 2029. The Credit Agreement includes an accordion feature, which permits the Company to request to increase its borrowing capacity by an additional $300 million plus an unlimited amount when the Leverage Ratio (as defined in the Credit Agreement) on a pro-forma basis is less than 3.25 to 1.00. The term loans are payable at the end of each fiscal quarter in equal installments of 0.625% through February 28, 2025, 0.9375% through February 28, 2026, and 1.25% thereafter of the original principal balance of the term loans, which began in the first quarter of fiscal 2025, with the remaining balance due at the maturity date. Borrowings under the Credit Agreement bear floating interest at either the Base Rate or Term SOFR (as defined in the Credit Agreement), plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.125% and 1.0% to 2.125% for Base Rate and Term SOFR borrowings, respectively.

The floating interest rates on our borrowings under the Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $300 million and $500 million of the outstanding principal balance under the revolving loans as of May 31, 2024 and February 29, 2024, respectively. For additional information regarding our interest rate swaps, see Notes 9, 10, and 11 to the accompanying condensed consolidated financial statements.

As of May 31, 2024, the outstanding Credit Agreement principal balance was $754.3 million (excluding prepaid financing fees), the balance of outstanding letters of credit was $15.6 million and the amount available for revolving loans under the Credit Agreement was $478.5 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of May 31, 2024, these covenants effectively limited our ability to incur more than $336.9 million of additional debt from all sources, including the Credit Agreement, or $478.5 million in the event a qualified acquisition is consummated.

As of May 31, 2024, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

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

Information Regarding Forward-Looking Statements

Certain statements in this report, including those in documents and our other filings with the SEC referenced herein, may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words “anticipates”, “assumes”, “believes”, “expects”, “plans”, “may”, “will”, “might”, “would”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “currently”, “continue”, “intends”, “outlook”, “forecasts”, “targets”, “reflects”, “could”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate may occur in the future, including statements related to sales, expenses, EPS results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct. Forward-looking statements are only as of the date they are made and are subject to risks that could cause them to differ materially from actual results. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We believe that these risks include but are not limited to the risks described or referenced in this report and that are otherwise described from time to time in our SEC reports as filed. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

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
•associated financial risks including but not limited to, increased costs of raw materials, energy and transportation;
•significant impairment of our goodwill, indefinite-lived and definite-lived intangible assets or other long-lived assets;
•the risks associated with foreign currency exchange rate fluctuations;
•the risks to our liquidity or cost of capital which may be materially adversely affected by constraints or changes in the capital and credit markets, interest rates and limitations under our financing arrangements; and
•projections of product demand, sales and net income, which are highly subjective in nature, and from which future sales and net income could vary by a material amount.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K. Additional information regarding our risk management activities can be found in Notes 8, 9 and 10 to the accompanying condensed consolidated financial statements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described in Part 1, Item 3. “Legal Proceedings” of our Form 10-K. Since the filing of our Form 10-K, there have been no material changes in our legal proceedings from those disclosed therein except as updated herein in the discussion in Note 7 to the accompanying condensed consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2021, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 25, 2021, for a period of three years, and replaced our former repurchase authorization. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. See Note 5 to the accompanying condensed consolidated financial statements for additional information.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
March 1 through March 31, 2024	18,744	$124.37	18,744	$346,070
April 1 through April 30, 2024	270,305	92.73	270,305	321,005
May 1 through May 31, 2024	747,566	101.18	747,566	245,366
Total	1,036,615	$99.40	1,036,615

(1)The number of shares includes shares of common stock acquired from associates who tendered shares to: (i) satisfy the tax withholding on equity awards as part of our long-term incentive plans or (ii) satisfy the exercise price on stock option exercises. For the three months ended May 31, 2024, 25,372 shares were acquired from associates at an average per share price of $118.85.
(2)Reflects the remaining dollar value of shares that could be purchased under our current stock repurchase authorization through the expiration or termination of the plan. For additional information, see Note 5 to the accompanying condensed consolidated financial statements.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three month period ended May 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.	EXHIBITS
	(a)	Exhibits

10.1†
Amended and Restated Severance Agreement between Helen of Troy Nevada Corporation and Tessa Judge, dated March 1, 2024 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2024, filed with the Securities and Exchange Commission on April 24, 2024).

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended May 31, 2024, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.

		104	Cover Page, Interactive Data File formatted in iXBRL and contained in Exhibit 101.

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	July 9, 2024	/s/ Noel M. Geoffroy
Noel M. Geoffroy
Chief Executive Officer, Director and Principal Executive Officer

Date:	July 9, 2024	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer