Form 10-Q
period 2024-08-31
HELEN OF TROY LTD
filed 2024-10-09
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2024
or
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
As of October 3, 2024, there were 22,851,622 common shares, $0.10 par value per share, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except shares and par value)	August 31, 2024	February 29, 2024
Assets
Assets, current:
Cash and cash equivalents	$20,137	$18,501
Receivables, less allowances of $7,438 and $7,481	365,675	394,536
Inventory	469,625	395,995
Prepaid expenses and other current assets	29,909	27,012
Income taxes receivable	15,289	7,874
Total assets, current	900,635	843,918

Property and equipment, net of accumulated depreciation of $186,489 and $169,021	331,496	336,646
Goodwill	1,066,730	1,066,730
Other intangible assets, net of accumulated amortization of $195,941 and $186,882	528,511	536,696
Operating lease assets	34,707	35,962
Deferred tax assets, net	3,811	3,662
Other assets	14,487	15,008
Total assets	$2,880,377	$2,838,622

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable	$323,256	$245,349
Accrued expenses and other current liabilities	163,684	181,391
Income taxes payable	13,943	17,821
Long-term debt, current maturities	7,813	6,250
Total liabilities, current	508,696	450,811

Long-term debt, excluding current maturities	705,422	659,421
Lease liabilities, non-current	37,056	37,262
Deferred tax liabilities, net	49,347	41,253
Other liabilities, non-current	12,276	12,433
Total liabilities	1,312,797	1,201,180

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 22,814,811 and 23,751,258 shares issued and outstanding	2,281	2,375
Additional paid in capital	355,578	348,739
Accumulated other comprehensive (loss) income	(1,515)	2,099
Retained earnings	1,211,236	1,284,229
Total stockholders' equity	1,567,580	1,637,442
Total liabilities and stockholders' equity	$2,880,377	$2,838,622

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands, except per share data)	2024	2023	2024	2023
Sales revenue, net	$474,221	$491,563	$891,068	$966,235
Cost of goods sold	258,151	261,910	471,919	520,951
Gross profit	216,070	229,653	419,149	445,284

Selling, general and administrative expense (“SG&A”)	179,692	179,191	350,173	346,826
Restructuring charges	1,526	3,617	3,361	10,972
Operating income	34,852	46,845	65,615	87,486

Non-operating income, net	170	148	270	285
Interest expense	13,216	13,654	25,759	27,706
Income before income tax	21,806	33,339	40,126	60,065

Income tax expense	4,792	5,958	16,908	10,103
Net income	$17,014	$27,381	$23,218	$49,962

Earnings per share (“EPS”):
Basic	$0.75	$1.14	$1.00	$2.08
Diluted	0.74	1.14	1.00	2.07

Weighted average shares used in computing EPS:
Basic	22,814	23,918	23,169	23,984
Diluted	22,839	24,041	23,236	24,088

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2024	2023	2024	2023
Net income	$17,014	$27,381	$23,218	$49,962
Other comprehensive (loss) income, net of tax:
Cash flow hedge activity - interest rate swaps	(3,446)	2,768	(2,521)	(324)
Cash flow hedge activity - foreign currency contracts	(866)	(314)	(1,093)	(937)
Total other comprehensive (loss) income, net of tax	(4,312)	2,454	(3,614)	(1,261)
Comprehensive income	$12,702	$29,835	$19,604	$48,701

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 28, 2023	23,994	$2,399	$317,277	$4,947	$1,164,188	$1,488,811
Net income	—	—	—	—	22,581	22,581
Other comprehensive loss, net of tax	—	—	—	(3,715)	—	(3,715)
Exercise of stock options	5	1	211	—	—	212
Issuance and settlement of restricted stock	120	12	(12)	—	—	—
Issuance of common stock related to stock purchase plan	23	2	2,166	—	—	2,168
Common stock repurchased and retired	(45)	(4)	(4,442)	—	—	(4,446)
Share-based compensation	—	—	9,297	—	—	9,297
Balances at May 31, 2023	24,097	$2,410	$324,497	$1,232	$1,186,769	$1,514,908
Net income	—	—	—	—	27,381	27,381
Other comprehensive income, net of tax	—	—	—	2,454	—	2,454
Issuance and settlement of restricted stock	4	—	—	—	—	—
Common stock repurchased and retired	(382)	(38)	(1,499)	—	(48,552)	(50,089)
Share-based compensation	—	—	7,229	—	—	7,229
Balances at August 31, 2023	23,719	$2,372	$330,227	$3,686	$1,165,598	$1,501,883

Balances at February 29, 2024	23,751	$2,375	$348,739	$2,099	$1,284,229	$1,637,442
Net income	—	—	—	—	6,204	6,204
Other comprehensive income, net of tax	—	—	—	698	—	698
Exercise of stock options	6	1	351	—	—	352
Issuance and settlement of restricted stock	71	7	(7)	—	—	—
Issuance of common stock related to stock purchase plan	19	2	2,004	—	—	2,006
Common stock repurchased and retired	(1,037)	(104)	(6,720)	—	(96,211)	(103,035)
Share-based compensation	—	—	5,833	—	—	5,833
Balances at May 31, 2024	22,810	$2,281	$350,200	$2,797	$1,194,222	$1,549,500
Net income	—	—	—	—	17,014	17,014
Other comprehensive loss, net of tax	—	—	—	(4,312)	—	(4,312)
Issuance and settlement of restricted stock	6	—	—	—	—	—
Common stock repurchased and retired	(1)	—	(109)	—	—	(109)
Share-based compensation	—	—	5,487	—	—	5,487
Balances at August 31, 2024	22,815	$2,281	$355,578	$(1,515)	$1,211,236	$1,567,580

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended August 31,
(in thousands)	2024	2023
Cash provided by operating activities:
Net income	$23,218	$49,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,628	24,606
Amortization of financing costs	639	616
Non-cash operating lease expense	5,840	3,941
Provision for credit losses	112	3,671
Non-cash share-based compensation	11,320	16,526
Gain on the sale or disposal of property and equipment	(29)	(246)
Deferred income taxes and tax credits	9,039	6,845
Changes in operating capital:
Receivables	26,340	(14,427)
Inventory	(73,630)	19,804
Prepaid expenses and other current assets	(5,805)	(5,391)
Other assets and liabilities, net	(441)	(253)
Accounts payable	78,922	71,990
Accrued expenses and other current liabilities	(22,529)	(10,317)
Accrued income taxes	(10,708)	(9,595)
Net cash provided by operating activities	69,916	157,732

Cash used by investing activities:
Capital and intangible asset expenditures	(14,026)	(20,557)
Payments for purchases of U.S. Treasury Bills	(1,363)	—
Proceeds from maturity of U.S. Treasury Bills	1,249	—
Proceeds from the sale of property and equipment	39	246
Net cash used by investing activities	(14,101)	(20,311)

Cash used by financing activities:
Proceeds from revolving loans	509,930	261,150
Repayment of revolving loans	(459,880)	(348,150)
Repayment of long-term debt	(3,125)	(3,125)
Payment of financing costs	(318)	—
Proceeds from share issuances under share-based compensation plans	2,358	2,380
Payments for repurchases of common stock	(103,144)	(54,535)
Net cash used by financing activities	(54,179)	(142,280)

Net increase (decrease) in cash and cash equivalents	1,636	(4,859)
Cash and cash equivalents, beginning balance	18,501	29,073
Cash and cash equivalents, ending balance	$20,137	$24,214

Supplemental non-cash investing activity:
Capital expenditures included in accounts payable and accrued expenses	$7,767	$2,790
See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
August 31, 2024

Note 1 - Basis of Presentation and Related Information

Corporate Overview

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2024 and February 29, 2024, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 29, 2024 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

When used in these notes, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries, which are all wholly-owned. We refer to our common shares, par value $0.10 per share, as “common stock.” References to “fiscal” in connection with a numeric year number denotes our fiscal year ending on the last day of February, during the year number listed. References to “the FASB” refer to the Financial Accounting Standards Board. References to “GAAP” refer to accounting principles generally accepted in the United States of America (the “U.S.”). References to “ASU” refer to the codification of GAAP in the Accounting Standards Updates issued by the FASB. References to “ASC” refer to the codification of GAAP in the Accounting Standards Codification issued by the FASB.

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. Our portfolio of brands include OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools, Drybar, Curlsmith and Revlon, among others. As of August 31, 2024, we operated two reportable segments: Home & Outdoor and Beauty & Wellness.

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

During the second quarter of fiscal 2025, we concluded that a goodwill impairment triggering event had occurred primarily due to a sustained decline in our stock price. Additional factors that contributed to this conclusion included current macroeconomic trends and uncertainty surrounding inflation and high interest rates, which negatively impact consumer disposable income, credit availability, spending and overall consumer confidence, all of which have and may continue to adversely impact our sales, results of operations and cash flows. These factors are applicable to all of our reporting units which resulted in us performing quantitative goodwill impairment testing on all of our reporting units. We considered whether these events and circumstances would affect any other assets and concluded to perform quantitative impairment testing on our indefinite-lived trademark licenses and trade names and our definite-lived trademark licenses, trade names, and customer lists. We performed quantitative impairment testing on our goodwill and intangible assets described above and determined none were impaired. Accordingly, no impairment charges were recorded. For additional information, refer to “Critical Accounting Policies and Estimates” in Item 2., “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Note 2 - New Accounting Pronouncements

There have been no changes in the information provided in our Form 10-K.

Note 3 - Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities was as follows:

(in thousands)	August 31, 2024	February 29, 2024
Accrued compensation, benefits and payroll taxes	$19,740	$36,572
Accrued sales discounts and allowances	39,984	37,851
Accrued sales returns	20,910	21,282
Accrued advertising	27,503	29,212
Other	55,547	56,474
Total accrued expenses and other current liabilities	$163,684	$181,391

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

We recorded share-based compensation expense in SG&A as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2024	2023	2024	2023
Directors stock compensation	$196	$196	$392	$393
Service Condition Awards	2,826	2,878	5,394	6,198
Performance Condition Awards	1,093	1,113	2,140	3,136
Market Condition Awards	1,372	3,042	2,767	6,189
Employee stock purchase plan	—	—	627	610
Share-based compensation expense	5,487	7,229	11,320	16,526
Less: income tax benefits	(221)	(385)	(485)	(1,026)
Share-based compensation expense, net of income tax benefits	$5,266	$6,844	$10,835	$15,500

Unrecognized Share-Based Compensation Expense

As of August 31, 2024, our total unrecognized share-based compensation for all awards was $27.7 million, which will be recognized over a weighted average amortization period of 2.3 years. The total unrecognized share-based compensation reflects an estimate of target achievement for Performance Condition Awards granted during fiscal 2025 and fiscal 2024 and an estimate of zero percent of target achievement for Performance Condition Awards granted during fiscal 2023.

Note 5 - Repurchases of Common Stock

In August 2024, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 20, 2024, for a period of three years, and replaced our former repurchase authorization, of which approximately $245.3 million remained. As of August 31, 2024, substantially all of our new repurchase authorization of $500.0 million remained available.

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

The following table summarizes our share repurchase activity for the periods shown:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands, except share and per share data)	2024	2023	2024	2023
Common stock repurchased on the open market:
Number of shares	—	381,200	1,011,243	381,200
Aggregate value of shares	$—	$50,006	$100,019	$50,006
Average price per share	$—	$131.18	$98.91	$131.18

Common stock received in connection with share-based compensation:
Number of shares	1,403	765	26,775	45,397
Aggregate value of shares	$109	$83	$3,125	$4,529
Average price per share	$78.07	$108.00	$116.72	$99.75

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

During the three and six month periods ended August 31, 2024, we incurred $1.5 million and $3.4 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the condensed consolidated statements of income. We recognized $3.6 million and $11.0 million of pre-tax restructuring costs during the three and six month periods ended August 31, 2023, respectively, in connection with Project Pegasus.

The following tables summarize restructuring charges recorded as a result of Project Pegasus for the periods presented:

	Three Months Ended August 31, 2024
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Severance and employee related costs	$250	$541	$791
Professional fees	268	315	583
Contract termination	—	—	—
Other	—	152	152
Total restructuring charges	$518	$1,008	$1,526

	Three Months Ended August 31, 2023
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Severance and employee related costs	$87	$501	$588
Professional fees	1,182	1,719	2,901
Contract termination	—	108	108
Other	2	18	20
Total restructuring charges	$1,271	$2,346	$3,617

	Six Months Ended August 31, 2024			Total Incurred Since Inception
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Severance and employee related costs	$690	$1,666	$2,356	$17,632
Professional fees	268	585	853	27,730
Contract termination	—	—	—	1,331
Other	—	152	152	2,742
Total restructuring charges	$958	$2,403	$3,361	$49,435

	Six Months Ended August 31, 2023
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Severance and employee related costs	$571	$909	$1,480
Professional fees	3,451	5,076	8,527
Contract termination	—	796	796
Other	39	130	169
Total restructuring charges	$4,061	$6,911	$10,972

The tables below present a rollforward of our accruals related to Project Pegasus, which are included in accounts payable and accrued expenses and other current liabilities:

(in thousands)	Balance at February 29, 2024	Charges	Payments	Balance at August 31, 2024
Severance and employee related costs	$4,493	$2,356	$(4,852)	$1,997
Professional fees	272	853	(599)	526
Contract termination	—	—	—	—
Other	—	152	(139)	13
Total	$4,765	$3,361	$(5,590)	$2,536

(in thousands)	Balance at February 28, 2023	Charges	Payments	Balance at August 31, 2023
Severance and employee related costs	$3,173	$1,480	$(3,422)	$1,231
Professional fees	3,201	8,527	(10,635)	1,093
Contract termination	160	796	(956)	—
Other	34	169	(203)	—
Total	$6,568	$10,972	$(15,216)	$2,324

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

Note 8 - Long-Term Debt
A summary of our long-term debt follows:

(in thousands)	August 31, 2024	February 29, 2024
Credit Agreement (1):
Revolving loans	$472,000	$421,950
Term loans	246,875	250,000
Total borrowings under Credit Agreement	718,875	671,950
Unamortized prepaid financing fees	(5,640)	(6,279)
Total long-term debt	713,235	665,671
Less: current maturities of long-term debt	(7,813)	(6,250)
Long-term debt, excluding current maturities	$705,422	$659,421
(1)The weighted average interest rates on borrowings outstanding under the Credit Agreement (defined below) inclusive of the impact of our interest rate swaps as of August 31, 2024 and February 29, 2024 were 6.3% and 6.0%, respectively.

Capitalized Interest

During the three month periods ended August 31, 2024 and August 31, 2023, we incurred interest costs totaling $13.2 million and $13.7 million, respectively, of which none was capitalized. During the six month period ended August 31, 2024, we incurred interest costs totaling $25.8 million, of which none was capitalized, compared to $28.6 million for the same period last year, of which we capitalized $0.9 million as part of property and equipment in connection with the construction of a new distribution facility.

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

The floating interest rates on our borrowings under the Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $300 million and $500 million of the outstanding principal balance under the revolving loans as of August 31, 2024 and February 29, 2024, respectively. See Notes 9, 10, and 11 for additional information regarding our interest rate swaps.

As of August 31, 2024, the balance of outstanding letters of credit was $9.5 million and the amount available for revolving loans under the Credit Agreement was $518.5 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of August 31, 2024, these covenants effectively limited our ability to incur more than $322.8 million of additional debt from all sources, including the Credit Agreement, or $518.5 million in the event a qualified acquisition is consummated.

Debt Covenants

As of August 31, 2024, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

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

The following table presents the fair value of our financial assets and liabilities:

	Fair Value
(in thousands)	August 31, 2024	February 29, 2024
Assets:
Cash equivalents (money market accounts)	$3,275	$462
U.S. Treasury Bills	9,267	8,948
Interest rate swaps	—	2,504
Foreign currency derivatives	346	592
Total assets	$12,888	$12,506

Liabilities:
Interest rate swaps	$788	$—
Foreign currency derivatives	1,501	386
Total liabilities	$2,289	$386

All of our financial assets and liabilities, except for our investments in U.S. Treasury Bills, are measured and recorded at fair value on a recurring basis. Our investments in U.S. Treasury Bills are recorded at amortized cost. As of both August 31, 2024 and February 29, 2024, the current carrying amounts of our U.S. Treasury Bills were $2.5 million and were included within Prepaid expenses and other current assets in our condensed consolidated balance sheets. As of August 31, 2024 and February 29, 2024, the non-current carrying amounts of our U.S. Treasury Bills were $6.7 million and $6.6 million, respectively, and were included within Other assets in our condensed consolidated balance sheets.

The carrying amounts of cash, accounts payable, accrued expenses and other current liabilities and income taxes payable approximate fair value because of the short maturity of these items. The carrying amounts of receivables approximate fair value due to the effect of the related allowance for credit losses. The carrying amount of our floating rate long-term debt approximates its fair value.

Our investments in U.S. Treasury Bills are classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. We invest in U.S. Treasury Bills with maturities ranging from less than one to five years. Gross unrealized gains were $0.1 million, and there were no gross unrealized losses as of August 31, 2024. Gross unrealized gains and losses were not material as of February 29, 2024. During both the three and six month periods ended August 31, 2024, we recognized interest income on these investments of $0.1 million, which is included in “Non-operating income, net” in our condensed consolidated statements of income.

We use foreign currency forward contracts and interest rate swaps to manage our exposure to changes in foreign currency exchange rates and interest rates, respectively. All of our derivative assets and liabilities are recorded at fair value. See Notes 10 and 11 for more information on our derivatives.

Note 10 - Financial Instruments and Risk Management

Foreign Currency Risk

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales and operating expenses. As a result of such transactions, portions of our cash, accounts receivable and accounts payable are denominated in foreign currencies. Approximately 12% of our net sales revenue was denominated in foreign currencies during both the three month periods ended August 31, 2024 and 2023, and 14% of our net sales revenue was denominated in foreign currencies during both the six month periods ended August 31, 2024 and 2023. These sales were primarily denominated in Euros, British Pounds and Canadian Dollars. We make most of our inventory purchases from manufacturers in Asia and primarily use the U.S. Dollar for such purchases.

In our condensed consolidated statements of income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign income tax receivables and payables, and deferred income tax assets and liabilities are recognized in income tax expense, and all other foreign currency exchange rate gains and losses are recognized in SG&A. During the three and six month periods ended August 31, 2024, we recorded foreign currency exchange rate net losses of $0.2 million and $0.3 million, respectively, in income tax expense, compared to net gains of $0.2 million and $0.4 million for the same periods last year, respectively. During both the three and six month periods ended August 31, 2024, we recorded foreign currency exchange rate net gains of $0.6 million in SG&A, compared to net losses of $0.8 million and $0.4 million for the same periods last year, respectively. We mitigate certain foreign currency exchange rate risk by using forward contracts to protect against the foreign currency exchange rate risk inherent in our transactions denominated in foreign currencies. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. Certain of our forward contracts are designated as cash flow hedges (“foreign currency contracts”) and are recorded on the balance sheet at fair value with changes in fair value recorded in Other Comprehensive Income (Loss) (“OCI”) until the hedge transaction is settled, at which point amounts are reclassified from Accumulated Other Comprehensive Income (Loss) (“AOCI”) to our condensed consolidated statements of income. Foreign currency derivatives for which we have not elected hedge accounting consist of certain forward contracts, and any changes in the fair value of these derivatives are recorded in our condensed consolidated statements of income. These undesignated derivatives are used to hedge monetary net asset and liability positions. Cash flows from our foreign currency derivatives are classified as cash flows from operating activities in our condensed consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

Interest Rate Risk

Interest on our outstanding debt as of August 31, 2024 and February 29, 2024 is based on floating interest rates. If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on a portion of our outstanding principal balance under the Credit Agreement, which totaled $718.9 million and $672.0 million as of August 31, 2024 and February 29, 2024, respectively. As of August 31, 2024 and February 29, 2024, $300.0 million and $500.0 million of the outstanding principal balance under the Credit Agreement, respectively, was hedged with interest rate swaps to fix the interest rate we pay. Our interest rate swaps are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in OCI until the hedge transaction is settled, at which point amounts are reclassified from AOCI to our condensed consolidated statements of income. Cash flows from our interest rate swaps are classified as cash flows from operating activities in our condensed consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

The following tables summarize the fair values of our derivative instruments as of the end of the periods presented:

(in thousands)	August 31, 2024
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- Current
Forward contracts - sell Euro	Cash flow	2/2026		€47,500	$134	$46	$277	$23
Forward contracts - sell Canadian Dollars	Cash flow	2/2025		$14,250	82	—	68	—
Forward contracts - sell Pounds	Cash flow	2/2026		£30,800	9	3	956	177
Forward contracts - sell Norwegian Kroner	Cash flow	8/2025	kr	16,500	22	—	—	—
Interest rate swaps	Cash flow	2/2026		$300,000	—	—	528	260
Subtotal					247	49	1,829	460

Derivatives not designated under hedge accounting
Forward contracts - buy Euro	(1)	9/2024		€2,450	23	—	—	—
Forward contracts - buy Pounds	(1)	9/2024		£790	27	—	—	—
Subtotal					50	—	—	—
Total fair value					$297	$49	$1,829	$460

(in thousands)	February 29, 2024
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities Non- Current
Forward contracts - sell Euro	Cash flow	2/2025		€36,500	$377	$—	$90	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2025		$20,750	151	—	57	—
Forward contracts - sell Pounds	Cash flow	2/2025		£20,250	59	—	234	—
Forward contracts - sell Norwegian Kroner	Cash flow	8/2024	kr	5,000	5	—	—	—
Interest rate swaps	Cash flow	2/2026		$500,000	1,314	1,190	—	—
Subtotal					1,906	1,190	381	—

Derivatives not designated under hedge accounting
Forward contracts - sell Euro	(1)	3/2024		€430	—	—	3	—
Forward contracts - sell Pounds	(1)	3/2024		£735	—	—	2	—
Subtotal					—	—	5	—
Total fair value					$1,906	$1,190	$386	$—

(1)These forward contracts, for which we have not elected hedge accounting, hedge monetary net asset and liability positions for the notional amounts reported, creating an economic hedge against currency movements.

The pre-tax effects of derivative instruments designated as cash flow hedges were as follows for the periods presented:

	Three Months Ended August 31,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2024	2023	Location	2024	2023
Foreign currency contracts - cash flow hedges	$(1,317)	$(779)	Sales revenue, net	$(193)	$(383)
Interest rate swaps - cash flow hedges	(3,535)	5,644	Interest expense	965	2,027
Total	$(4,852)	$4,865		$772	$1,644

	Six Months Ended August 31,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2024	2023	Location	2024	2023
Foreign currency contracts - cash flow hedges	$(1,425)	$(1,246)	Sales revenue, net	$(9)	$(45)
Interest rate swaps - cash flow hedges	(1,243)	3,010	Interest expense	2,049	3,434
Total	$(2,668)	$1,764		$2,040	$3,389

The pre-tax effects of derivative instruments not designated under hedge accounting were as follows for the periods presented:

	Gain (Loss) Recognized in Income
		Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	Location	2024	2023	2024	2023
Forward contracts	SG&A	$66	$(16)	$88	$(40)
Total		$66	$(16)	$88	$(40)

We expect a net loss of $1.6 million associated with foreign currency contracts and interest rate swaps currently recorded in AOCI to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle. See Notes 9 and 11 for more information.

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

Note 11 - Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component and related tax effects for the periods presented were as follows:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 28, 2023	$4,394	$553	$4,947
Other comprehensive income (loss) before reclassification	3,010	(1,246)	1,764
Amounts reclassified out of AOCI	(3,434)	45	(3,389)
Tax effects	100	264	364
Other comprehensive loss	(324)	(937)	(1,261)
Balance at August 31, 2023	$4,070	$(384)	$3,686

Balance at February 29, 2024	$1,917	$182	$2,099
Other comprehensive loss before reclassification	(1,243)	(1,425)	(2,668)
Amounts reclassified out of AOCI	(2,049)	9	(2,040)
Tax effects	771	323	1,094
Other comprehensive loss	(2,521)	(1,093)	(3,614)
Balance at August 31, 2024	$(604)	$(911)	$(1,515)
See Notes 9 and 10 for additional information regarding our cash flow hedges.

Note 12 - Segment and Geographic Information
The following tables summarize segment information for the periods presented:

	Three Months Ended August 31, 2024
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$241,944	$232,277	$474,221
Restructuring charges	518	1,008	1,526
Operating income	31,152	3,700	34,852
Capital and intangible asset expenditures	1,722	3,162	4,884
Depreciation and amortization	6,590	7,202	13,792

	Three Months Ended August 31, 2023
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$239,977	$251,586	$491,563
Restructuring charges	1,271	2,346	3,617
Operating income	36,099	10,746	46,845
Capital and intangible asset expenditures	4,879	3,801	8,680
Depreciation and amortization	6,606	7,285	13,891

	Six Months Ended August 31, 2024
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$440,403	$450,665	$891,068
Restructuring charges	958	2,403	3,361
Operating income	47,002	18,613	65,615
Capital and intangible asset expenditures	7,467	6,559	14,026
Depreciation and amortization	13,237	14,391	27,628

	Six Months Ended August 31, 2023
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$457,121	$509,114	$966,235
Restructuring charges	4,061	6,911	10,972
Operating income	58,215	29,271	87,486
Capital and intangible asset expenditures	15,839	4,718	20,557
Depreciation and amortization	11,008	13,598	24,606

The following table presents net sales revenue by geographic region, in U.S. Dollars:

	Three Months Ended August 31,				Six Months Ended August 31,
(in thousands)	2024		2023		2024		2023
Domestic sales revenue, net (1)	$365,750	77.1%	$388,049	78.9%	$666,430	74.8%	$747,608	77.4%
International sales revenue, net	108,471	22.9%	103,514	21.1%	224,638	25.2%	218,627	22.6%
Total sales revenue, net	$474,221	100.0%	$491,563	100.0%	$891,068	100.0%	$966,235	100.0%
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

In response to Pillar Two, on May 24, 2024, Barbados enacted a domestic corporate income tax rate of 9%, effective beginning with our fiscal year 2025. As a result, we incorporated this corporate income tax into our estimated annual effective tax rate increasing our income tax provision beginning in the first quarter of fiscal 2025. In addition, we revalued our existing deferred tax liabilities subject to the Barbados legislation, which resulted in a discrete tax charge of $6.0 million during the first quarter of fiscal 2025. Additionally, Barbados enacted a domestic minimum top-up tax (“DMTT”) of 15% which applies to Barbados businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective beginning with our fiscal year 2026. We will continue to monitor and evaluate impacts as further regulatory guidance becomes available.

For the three months ended August 31, 2024, income tax expense as a percentage of income before income tax was 22.0% compared to 17.9% for the same period last year. The year-over-year increase in the effective tax rate is primarily due to the Barbados tax legislation enacted during the first quarter of fiscal 2025, which resulted in an increase in our income tax expense due to the change to our estimated annual effective tax rate arising from the legislation, shifts in the mix of income in our various tax jurisdictions, and an increase in tax expense for discrete items. For the six months ended August 31, 2024, income tax expense as a percentage of income before income tax was 42.1% compared to 16.8% for the same period last year primarily due to the Barbados tax legislation described above, including a discrete tax charge of $6.0 million during the first quarter of fiscal 2025 to revalue deferred tax liabilities.

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

The following table presents our weighted average basic and diluted shares outstanding for the periods shown:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2024	2023	2024	2023
Weighted average shares outstanding, basic	22,814	23,918	23,169	23,984
Incremental shares from share-based compensation arrangements	25	123	67	104
Weighted average shares outstanding, diluted	22,839	24,041	23,236	24,088

Anti-dilutive securities	155	7	140	81

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

This MD&A, including the tables under the headings “Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment” and “Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP),” reports operating income, operating margin, net income and diluted earnings per share (“EPS”) without the impact of a discrete tax charge to revalue existing deferred tax liabilities due to Barbados enacting domestic corporate income tax legislation (“Barbados tax reform”), a charge for uncollectible receivables due to the bankruptcy of Bed, Bath & Beyond (“Bed, Bath & Beyond bankruptcy”), restructuring charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial measures as defined by SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based financial measures presented in our condensed consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges and benefits on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors. We further believe that including the excluded charges and benefits would not accurately reflect the underlying performance of our operations for the period in which the charges and benefits were incurred and reflected in our GAAP financial results. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial measures and may be calculated differently than non-GAAP financial measures disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP financial measures. These non-GAAP financial measures are discussed further and reconciled to their applicable GAAP-based financial measures contained in this MD&A beginning on page 35.

There were no material changes to the key financial measures discussed in our Form 10-K.

Overview

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. Our portfolio of brands includes OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools, Drybar, Curlsmith and Revlon, among others. We have built leading market positions through new product innovation, product quality and competitive pricing. As of August 31, 2024, we operated two reportable segments: Home & Outdoor and Beauty & Wellness.

During fiscal 2023, we initiated a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and effectiveness and reduce costs (referred to as “Project Pegasus”). Project Pegasus includes initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate and amplify cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending and improve our cash flow and working capital, as well as other activities. We anticipate these initiatives will create operating efficiencies, as well as provide a platform to fund future growth investments. During the three and six month periods ended August 31, 2024, we incurred $1.5 million and $3.4 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the condensed consolidated statements of income. We recognized $3.6 million and $11.0 million of pre-tax restructuring costs during the three and six month periods ended August 31, 2023, respectively, in connection with Project Pegasus. See further discussion below within “Significant Trends Impacting the Business” under “Project Pegasus” and Note 6 to the accompanying condensed consolidated financial statements.

Fiscal 2024 concluded Phase II of our transformation strategy, which produced net sales growth and gross profit margin expansion. We expanded our portfolio of leading brands and international footprint with the acquisitions of Drybar, Osprey and Curlsmith. We completed the divestiture of our personal care business and extended our Revlon trademark license for a period of up to 100 years. We strategically and effectively deployed capital to construct our new distribution facility in Gallaway, Tennessee, repurchased shares of our common stock, and repaid amounts outstanding under our long-term debt agreement. We began publishing an annual environmental, social and governance (“ESG”) Report, which summarizes our ESG strategy and performance, providing further transparency into our ESG efforts. During Phase II, we also initiated Project Pegasus, which included the creation of a North America Regional Market Organization (“RMO”) responsible for sales and go-to-market strategies for all categories and channels in the United States of America (“U.S.”) and Canada, and further centralization of certain functions under shared services, particularly in operations and finance to better support our business segments and RMOs.

Fiscal 2025 begins our Elevate for Growth Strategy, which provides our strategic roadmap through fiscal 2030. The long-term objectives of Elevate for Growth include continued organic sales growth, further margin expansion, and accretive capital deployment through strategic acquisitions, share repurchases and capital structure management. The Elevate for Growth Strategy includes an enhanced portfolio management strategy to invest in our brands and grow internationally based upon defined criteria with an emphasis on brand building, new product introductions and expanded distribution. We are continuing to execute our initiatives under Project Pegasus, which we expect to generate incremental fuel to invest in our brand portfolio and new capabilities. We intend to further leverage our operational scale and assets, including our new state-of-the-art distribution center, improved go-to-market structure with our North America RMO, and our expanded shared services capabilities. We also plan to complete the geographic consolidation of our Beauty & Wellness businesses, create a centralized marketing organization that embraces next-level data analytics and consumer insight capabilities, and further integrate our supply chain and finance functions within our shared services. Additionally, we are committed to fostering a winning culture and continuing our sustainability and inclusion efforts to support our Elevate for Growth Strategy.

During the second quarter of fiscal 2025, we performed quantitative impairment testing on our goodwill and certain intangible assets and determined none were impaired. Accordingly, no impairment charges were recorded. For additional information and sensitivity analysis, refer to “Critical Accounting Policies and Estimates” in this Item 2., “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

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

In addition, we implemented plans to reduce inventory levels, increase inventory turns, and improve cash flow and working capital during fiscal 2023. Improvements related to these initiatives began in the second half of fiscal 2023, and continued during fiscal 2024, enabling us to repay amounts outstanding under our long-term debt agreement and reduce our interest expense during fiscal 2024. During the first and second quarters of fiscal 2024, our gross margin and operating margins were favorably impacted by our SKU rationalization efforts in Beauty & Wellness. In addition, during the first and second quarters of fiscal 2025, our gross margin and operating margins were favorably impacted by lower commodity and product costs driven by our cost of goods savings projects. Expectations regarding our Project Pegasus initiatives and our ability to realize targeted savings, including expectations concerning costs and savings, are based on management’s estimates available at the time and are subject to a number of assumptions that could materially impact our estimates.

During the three and six month periods ended August 31, 2024, we incurred $1.5 million and $3.4 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the condensed consolidated statements of income. We recognized $3.6 million and $11.0 million of pre-tax restructuring costs during the three and six month periods ended August 31, 2023, respectively, in connection with Project Pegasus. We made total cash restructuring payments of $5.6 million and $15.2 million during the six month periods ended August 31, 2024 and 2023, respectively, and had a remaining liability of $2.5 million as of August 31, 2024. See Note 6 to the accompanying condensed consolidated financial statements for additional information.

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

Impact of Macroeconomic Trends
The Federal Open Market Committee increased the benchmark interest rate by 50 basis points and 25 basis points during the first and second quarters of fiscal 2024, respectively. As a result, we incurred higher average interest rates during the first and second quarters of fiscal 2025 compared to the same periods last year. The Federal Open Market Committee lowered the benchmark interest rate by 50 basis points subsequent to the second quarter of fiscal 2025. While the actual timing and extent of additional future changes in interest rates remains unknown, lower average interest rates would reduce interest expense on our outstanding variable rate debt. The financial markets, the global economy and global supply chain may also be adversely affected by the current or anticipated impact of military conflicts or other geopolitical events. High inflation and interest rates have also negatively impacted consumer disposable income, credit availability and spending, among others, which have adversely impacted our business, financial condition, cash flows and results of operations during fiscal 2024 and the first and second quarters of fiscal 2025 and may continue to have an adverse impact during the remainder of fiscal 2025. See further discussion below under “Consumer Spending and Changes in Shopping Preferences.” We expect continued uncertainty in our business and the global economy due to pressure from inflation and consumer confidence, any of which may adversely impact our results.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 73% and 74% of our consolidated net sales revenue was from U.S. shipments during the three month periods ended August 31, 2024 and 2023, respectively. For the six month periods ended August 31, 2024 and 2023, U.S. shipments were approximately 70% and 73% of our consolidated net sales revenue, respectively.

Among other things, high levels of inflation and interest rates may negatively impact consumer disposable income, credit availability and spending. Consumer purchases of discretionary items, including the products that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Dynamic changes in consumer spending and shopping patterns are also having an impact on retailer inventory levels. Our ability to sell to retailers is predicated on their ability to sell to the end consumer. During fiscal 2024, we experienced some improvement in replenishment orders from certain retail customers in certain product categories relative to fiscal 2023. However, during the first and second quarters of fiscal 2025, we experienced reduced replenishment orders from retail customers in line with softer consumer demand and discretionary spending, which adversely impacted our sales, results of operations and cash flows. If orders from our retail customers continue to be adversely impacted, our sales, results of operations and cash flows may continue to be adversely impacted. We expect continued uncertainty in our business and the global economy due to inflation and changes in consumer spending patterns. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

Our concentration of sales reflects the continued evolution of consumer shopping preferences. Our net sales to pure-play online retailers and retail customers fulfilling end-consumer online orders, as well as our own online sales directly to consumers (collectively “online channel net sales”) comprised approximately 29% and 27% of our total consolidated net sales revenue for the three and six month periods ended August 31, 2024, respectively. Our online channel net sales grew approximately 1% for the three month period ended August 31, 2024 and declined approximately 6% for the six month period ended August 31, 2024 compared to the same periods in the prior year. For the three and six month periods ended August 31, 2023, our online channel net sales comprised approximately 27% and 26% of our total consolidated net sales revenue, respectively, and grew approximately 17% and 12%, respectively, compared to the same periods in the prior year.

With the continued importance of online sales in the retail landscape, many brick and mortar retailers are aggressively looking for ways to improve their customer delivery capabilities to be able to meet customer expectations. As a result, it has become increasingly important for us to leverage our distribution capabilities in order to meet the changing demands of our customers, including increasing our online capabilities to support our direct-to-consumer sales channels and online channel sales by our retail customers. To meet these needs, we completed the construction of an additional distribution facility in Gallaway, Tennessee that became partially operational during the first quarter of fiscal 2024. During the first quarter of fiscal 2025, we experienced automation system startup issues at the facility which impacted some of our Home & Outdoor segment's small retail customer and direct-to-consumer orders. As a result, our sales during the first quarter of fiscal 2025 were adversely impacted due to shipping disruptions, and we incurred additional costs and lost efficiency during both the first and second quarters of fiscal 2025 as we worked to remediate the issues. During the second quarter of fiscal 2025, the remediation efforts for the automation system were substantially completed, and we believe the impact on sales was minimal during the quarter.

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

For the three months ended August 31, 2024, changes in foreign currency exchange rates had an unfavorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $0.5 million, or 0.1%, compared to a favorable year-over-year impact of $1.4 million, or 0.3%, for the same period last year. For the six months ended August 31, 2024, changes in foreign currency exchange rates had an unfavorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $0.2 million, or less than 0.1%, compared to a favorable year-over-year impact of $0.9 million, or 0.1% for the same period last year.

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

	Three Months Ended August 31,				% of Sales Revenue, net
(in thousands)	2024	2023	$ Change	% Change	2024	2023
Sales revenue by segment, net
Home & Outdoor	$241,944	$239,977	$1,967	0.8%	51.0%	48.8%
Beauty & Wellness	232,277	251,586	(19,309)	(7.7)%	49.0%	51.2%
Total sales revenue, net	474,221	491,563	(17,342)	(3.5)%	100.0%	100.0%
Cost of goods sold	258,151	261,910	(3,759)	(1.4)%	54.4%	53.3%
Gross profit	216,070	229,653	(13,583)	(5.9)%	45.6%	46.7%
SG&A	179,692	179,191	501	0.3%	37.9%	36.5%
Restructuring charges	1,526	3,617	(2,091)	(57.8)%	0.3%	0.7%
Operating income	34,852	46,845	(11,993)	(25.6)%	7.3%	9.5%
Non-operating income, net	170	148	22	14.9%	—%	—%
Interest expense	13,216	13,654	(438)	(3.2)%	2.8%	2.8%
Income before income tax	21,806	33,339	(11,533)	(34.6)%	4.6%	6.8%
Income tax expense	4,792	5,958	(1,166)	(19.6)%	1.0%	1.2%
Net income	$17,014	$27,381	$(10,367)	(37.9)%	3.6%	5.6%

	Six Months Ended August 31,				% of Sales Revenue, net
(in thousands)	2024	2023	$ Change	% Change	2024	2023
Sales revenue by segment, net
Home & Outdoor	$440,403	$457,121	$(16,718)	(3.7)%	49.4%	47.3%
Beauty & Wellness	450,665	509,114	(58,449)	(11.5)%	50.6%	52.7%
Total sales revenue, net	891,068	966,235	(75,167)	(7.8)%	100.0%	100.0%
Cost of goods sold	471,919	520,951	(49,032)	(9.4)%	53.0%	53.9%
Gross profit	419,149	445,284	(26,135)	(5.9)%	47.0%	46.1%
SG&A	350,173	346,826	3,347	1.0%	39.3%	35.9%
Restructuring charges	3,361	10,972	(7,611)	(69.4)%	0.4%	1.1%
Operating income	65,615	87,486	(21,871)	(25.0)%	7.4%	9.1%
Non-operating income, net	270	285	(15)	(5.3)%	—%	—%
Interest expense	25,759	27,706	(1,947)	(7.0)%	2.9%	2.9%
Income before income tax	40,126	60,065	(19,939)	(33.2)%	4.5%	6.2%
Income tax expense	16,908	10,103	6,805	67.4%	1.9%	1.0%
Net income	$23,218	$49,962	$(26,744)	(53.5)%	2.6%	5.2%

Second Quarter Fiscal 2025 Financial Results

•Consolidated net sales revenue decreased 3.5%, or $17.3 million, to $474.2 million for the three months ended August 31, 2024, compared to $491.6 million for the same period last year.

•Consolidated operating income decreased 25.6%, or $12.0 million, to $34.9 million for the three months ended August 31, 2024, compared to $46.8 million for the same period last year. Consolidated operating margin decreased 2.2 percentage points to 7.3% of consolidated net sales revenue for the three months ended August 31, 2024, compared to 9.5% for the same period last year.

•Consolidated adjusted operating income decreased 25.5%, or $15.9 million, to $46.4 million for the three months ended August 31, 2024, compared to $62.3 million for the same period last year. Consolidated adjusted operating margin decreased 2.9 percentage points to 9.8% of consolidated net sales revenue for the three months ended August 31, 2024, compared to 12.7% for the same period last year.

•Net income decreased 37.9%, or $10.4 million, to $17.0 million for the three months ended August 31, 2024, compared to $27.4 million for the same period last year. Diluted EPS decreased 35.1% to $0.74 for the three months ended August 31, 2024, compared to $1.14 for the same period last year.

•Adjusted income decreased 34.1%, or $14.2 million, to $27.5 million for the three months ended August 31, 2024, compared to $41.8 million for the same period last year. Adjusted diluted EPS decreased 30.5% to $1.21 for the three months ended August 31, 2024, compared to $1.74 for the same period last year.

Year-To-Date Fiscal 2025 Financial Results

•Consolidated net sales revenue decreased 7.8%, or $75.2 million, to $891.1 million for the six months ended August 31, 2024, compared to $966.2 million for the same period last year.

•Consolidated operating income decreased 25.0%, or $21.9 million, to $65.6 million for the six months ended August 31, 2024, compared to $87.5 million for the same period last year. Consolidated operating margin decreased 1.7 percentage points to 7.4% of consolidated net sales revenue for the six months ended August 31, 2024, compared to 9.1% for the same period last year.

•Consolidated adjusted operating income decreased 30.4%, or $39.1 million, to $89.4 million for the six months ended August 31, 2024, compared to $128.4 million for the same period last year. Consolidated adjusted operating margin decreased 3.3 percentage points to 10.0% of consolidated net sales revenue for the six months ended August 31, 2024, compared to 13.3% for the same period last year.

•Net income decreased 53.5%, or $26.7 million, to $23.2 million for the six months ended August 31, 2024, compared to $50.0 million for the same period last year. Diluted EPS decreased 51.7% to $1.00 for the six months ended August 31, 2024, compared to $2.07 for the same period last year.

•Adjusted income decreased 42.5%, or $37.6 million, to $50.9 million for the six months ended August 31, 2024, compared to $88.5 million for the same period last year. Adjusted diluted EPS decreased 40.3% to $2.19 for the six months ended August 31, 2024, compared to $3.67 for the same period last year.

Consolidated and Segment Net Sales Revenue

The following tables summarize the impact that Organic business and foreign currency had on our net sales revenue by segment:

	Three Months Ended August 31,
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Fiscal 2024 sales revenue, net	$239,977	$251,586	$491,563
Organic business	2,064	(18,899)	(16,835)
Impact of foreign currency	(97)	(410)	(507)
Change in sales revenue, net	1,967	(19,309)	(17,342)
Fiscal 2025 sales revenue, net	$241,944	$232,277	$474,221

Total net sales revenue growth (decline)	0.8%	(7.7)%	(3.5)%
Organic business	0.9%	(7.5)%	(3.4)%
Impact of foreign currency	—%	(0.2)%	(0.1)%

	Six Months Ended August 31,
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Fiscal 2024 sales revenue, net	$457,121	$509,114	$966,235
Organic business	(16,590)	(58,427)	(75,017)
Impact of foreign currency	(128)	(22)	(150)
Change in sales revenue, net	(16,718)	(58,449)	(75,167)
Fiscal 2025 sales revenue, net	$440,403	$450,665	$891,068

Total net sales revenue decline	(3.7)%	(11.5)%	(7.8)%
Organic business	(3.6)%	(11.5)%	(7.8)%
Impact of foreign currency	—%	—%	—%

In the above tables, Organic business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand was acquired, excluding the impact that foreign currency remeasurement had on reported net sales revenue. Net sales revenue from internally developed brands or product lines is considered Organic business activity.

Consolidated Net Sales Revenue

Comparison of Second Quarter Fiscal 2025 to Second Quarter Fiscal 2024
Consolidated net sales revenue decreased $17.3 million, or 3.5%, to $474.2 million, compared to $491.6 million, primarily driven by a decline in Beauty & Wellness due to lower sales of hair appliances, air purifiers and humidifiers primarily driven by softer consumer demand, shifts in consumer spending, reduced orders from retail customers and increased competition in hair appliances and air purification.

These factors were partially offset by:
•an increase in Home & Outdoor driven by sales growth in the home and insulated beverageware categories;
•international growth; and
•higher sales of fans and thermometers in Beauty & Wellness.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $0.5 million, or 0.1%.

Comparison of First Six Months of Fiscal 2025 to First Six Months of Fiscal 2024
Consolidated net sales revenue decreased $75.2 million, or 7.8%, to $891.1 million, compared to $966.2 million, primarily driven by:
•a decline in sales of hair appliances, prestige hair care products, humidifiers, and air purifiers in Beauty & Wellness primarily driven by softer consumer demand, shifts in consumer spending, reduced orders from retail customers and increased competition in hair appliances, prestige hair care products and air purification; and
•a decline in Home & Outdoor primarily due to lower replenishment orders from retail customers, softer consumer demand, increased competition in the insulated beverageware category, continued softness in technical packs and related accessories, and the impact of the shipping disruption at our Tennessee distribution facility due to automation startup issues affecting some of the segment's small retail customer and direct-to-consumer orders during the first quarter of fiscal 2025.

These factors were partially offset by international growth and higher sales of fans and thermometers in Beauty & Wellness.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $0.2 million, or less than 0.1%.

Segment Net Sales Revenue

Home & Outdoor

Comparison of Second Quarter Fiscal 2025 to Second Quarter Fiscal 2024
Net sales revenue increased $2.0 million, or 0.8%, to $241.9 million, compared to $240.0 million. The increase was primarily driven by:
•an increase in sales in the insulated beverageware category;
•higher international sales primarily driven by new and expanded retailer distribution; and
•expanded retailer distribution in the home category.

These factors were partially offset by:
•softer consumer demand;
•lower replenishment orders from retail customers; and
•continued softness in technical packs and related accessories.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $0.1 million, or less than 0.1%.

Comparison of First Six Months of Fiscal 2025 to First Six Months of Fiscal 2024
Net sales revenue decreased $16.7 million, or 3.7%, to $440.4 million, compared to $457.1 million. The decrease was primarily driven by:
•lower replenishment orders from retail customers;
•softer consumer demand;
•increased competition in the insulated beverageware category;
•continued softness in technical packs and related accessories; and
•the impact of the shipping disruption at our Tennessee distribution facility due to automation startup issues affecting some of the segment's small retail customer and direct-to-consumer orders during the first quarter of fiscal 2025.

These factors were partially offset by:
•new and expanded retailer distribution in the home category;
•an increase in club and closeout channel sales in the insulated beverageware category;
•higher international sales primarily driven by new and expanded retailer distribution; and
•incremental sales from the launch of the travel tumbler in the second quarter of fiscal 2024.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $0.1 million, or less than 0.1%.

Beauty & Wellness

Comparison of Second Quarter Fiscal 2025 to Second Quarter Fiscal 2024
Net sales revenue decreased $19.3 million, or 7.7%, to $232.3 million, compared to $251.6 million. The decrease was primarily driven by:
•a decline in sales of hair appliances primarily due to softer consumer demand, shifts in consumer spending and increased competition;
•lower sales of air purifiers and humidifiers, primarily driven by reduced replenishment orders from retail customers; and
•a decrease in water filtration product revenue primarily driven by the expiration of an out-license relationship.

These factors were partially offset by an increase in fan and thermometer sales.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $0.4 million, or 0.2%.

Comparison of First Six Months of Fiscal 2025 to First Six Months of Fiscal 2024
Net sales revenue decreased $58.4 million, or 11.5%, to $450.7 million, compared to $509.1 million. The decline was primarily driven by:
•a decline in sales of hair appliances and prestige hair care products primarily due to softer consumer demand, shipping disruption from Curlsmith system integration challenges, and increased competition;
•lower sales of humidifiers and air purifiers, primarily driven by reduced replenishment orders from retail customers due a decline in consumer demand, a softer 2023/2024 illness season and increased competition in air purification; and
•a decrease in water filtration product revenue primarily driven by the expiration of an out-license relationship.

These factors were partially offset by an increase in fan and thermometer sales.

The impact of net foreign currency fluctuations on net sales revenue was not meaningful.

Consolidated Gross Profit Margin

Comparison of Second Quarter Fiscal 2025 to Second Quarter Fiscal 2024
Consolidated gross profit margin decreased 1.1 percentage points to 45.6%, compared to 46.7%. The decrease in consolidated gross profit margin was primarily due to a less favorable product and customer mix within Home & Outdoor and unfavorable inventory obsolescence expense year-over-year.

These factors were partially offset by lower commodity and product costs, partly driven by Project Pegasus initiatives.

Comparison of First Six Months of Fiscal 2025 to First Six Months of Fiscal 2024
Consolidated gross profit margin increased 0.9 percentage points to 47.0%, compared to 46.1%. The increase in consolidated gross profit margin was primarily due to lower commodity and product costs, partly driven by Project Pegasus initiatives and favorable inventory obsolescence expense year-over-year.

These factors were partially offset by a less favorable product mix within the segments and a less favorable customer mix within Home & Outdoor.

Consolidated SG&A

Comparison of Second Quarter Fiscal 2025 to Second Quarter Fiscal 2024
Consolidated SG&A ratio increased 1.4 percentage points to 37.9%, compared to 36.5%. The increase in the consolidated SG&A ratio was primarily due to:
•higher marketing expense as we reinvested back into our brands;
•unfavorable distribution center expense primarily due to additional costs and lost efficiency associated with automation startup issues at our Tennessee distribution facility; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by lower overall personnel expense, which includes the impact of lower annual incentive compensation expense.

Comparison of First Six Months of Fiscal 2025 to First Six Months of Fiscal 2024
Consolidated SG&A ratio increased 3.4 percentage points to 39.3%, compared to 35.9%. The increase in the consolidated SG&A ratio was primarily due to:
•higher marketing expense as we reinvested back into our brands;
•unfavorable distribution center expense primarily due to additional costs and lost efficiency associated with automation startup issues at our Tennessee distribution facility; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

Restructuring Charges

During the three and six month periods ended August 31, 2024, we incurred $1.5 million and $3.4 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were primarily comprised of severance and employee related costs and professional fees. We recognized $3.6 million and $11.0 million of pre-tax restructuring costs during the three and six month periods ended August 31, 2023, respectively, in connection with Project Pegasus, which primarily included professional fees. During the six month periods ended August 31, 2024 and August 31, 2023, we made total cash restructuring payments of $5.6 million and $15.2 million, respectively. We had a remaining liability of $2.5 million as of August 31, 2024.

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

	Three Months Ended August 31, 2024
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating income, as reported (GAAP)	$31,152	12.9%	$3,700	1.6%	$34,852	7.3%
Restructuring charges	518	0.2%	1,008	0.4%	1,526	0.3%
Subtotal	31,670	13.1%	4,708	2.0%	36,378	7.7%
Amortization of intangible assets	1,768	0.7%	2,771	1.2%	4,539	1.0%
Non-cash share-based compensation	2,814	1.2%	2,673	1.2%	5,487	1.2%
Adjusted operating income (non-GAAP)	$36,252	15.0%	$10,152	4.4%	$46,404	9.8%

	Three Months Ended August 31, 2023
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating income, as reported (GAAP)	$36,099	15.0%	$10,746	4.3%	$46,845	9.5%
Restructuring charges	1,271	0.5%	2,346	0.9%	3,617	0.7%
Subtotal	37,370	15.6%	13,092	5.2%	50,462	10.3%
Amortization of intangible assets	1,764	0.7%	2,830	1.1%	4,594	0.9%
Non-cash share-based compensation	3,287	1.4%	3,942	1.6%	7,229	1.5%
Adjusted operating income (non-GAAP)	$42,421	17.7%	$19,864	7.9%	$62,285	12.7%

	Six Months Ended August 31, 2024
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating income, as reported (GAAP)	$47,002	10.7%	$18,613	4.1%	$65,615	7.4%
Restructuring charges	958	0.2%	2,403	0.5%	3,361	0.4%
Subtotal	47,960	10.9%	21,016	4.7%	68,976	7.7%
Amortization of intangible assets	3,533	0.8%	5,526	1.2%	9,059	1.0%
Non-cash share-based compensation	5,827	1.3%	5,493	1.2%	11,320	1.3%
Adjusted operating income (non-GAAP)	$57,320	13.0%	$32,035	7.1%	$89,355	10.0%

	Six Months Ended August 31, 2023
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating income, as reported (GAAP)	$58,215	12.7%	$29,271	5.7%	$87,486	9.1%
Bed, Bath & Beyond bankruptcy	3,087	0.7%	1,126	0.2%	4,213	0.4%
Restructuring charges	4,061	0.9%	6,911	1.4%	10,972	1.1%
Subtotal	65,363	14.3%	37,308	7.3%	102,671	10.6%
Amortization of intangible assets	3,541	0.8%	5,710	1.1%	9,251	1.0%
Non-cash share-based compensation	7,785	1.7%	8,741	1.7%	16,526	1.7%
Adjusted operating income (non-GAAP)	$76,689	16.8%	$51,759	10.2%	$128,448	13.3%

Consolidated Operating Income

Comparison of Second Quarter Fiscal 2025 to Second Quarter Fiscal 2024
Consolidated operating income was $34.9 million, or 7.3% of net sales revenue, compared to $46.8 million, or 9.5% of net sales revenue. The 2.2 percentage point decrease in consolidated operating margin was primarily due to:
•higher marketing expense as we reinvested back into our brands;
•a less favorable product and customer mix within Home & Outdoor;
•unfavorable inventory obsolescence expense year-over-year;
•unfavorable distribution center expense primarily due to additional costs and lost efficiency associated with automation startup issues at our Tennessee distribution facility; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by:
•lower overall personnel expense, which includes the impact of lower annual incentive compensation expense; and
•lower commodity and product costs, partly driven by Project Pegasus initiatives.

Consolidated adjusted operating income decreased 25.5% to $46.4 million, or 9.8% of net sales revenue, compared to $62.3 million, or 12.7% of net sales revenue.

Comparison of First Six Months of Fiscal 2025 to First Six Months of Fiscal 2024
Consolidated operating income was $65.6 million, or 7.4% of net sales revenue, compared to $87.5 million, or 9.1% of net sales revenue. The 1.7 percentage point decrease in consolidated operating margin was primarily due to:
•higher marketing and new product development expense as we reinvested back into our brands;
•a less favorable product mix within the segments and a less favorable customer mix within Home & Outdoor;
•unfavorable distribution center expense primarily due to additional costs and lost efficiency associated with automation startup issues at our Tennessee distribution facility; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by lower commodity and product costs, partly driven by Project Pegasus initiatives, and favorable inventory obsolescence expense year-over-year.

Consolidated adjusted operating income decreased 30.4% to $89.4 million, or 10.0% of net sales revenue, compared to $128.4 million, or 13.3% of net sales revenue.

Home & Outdoor

Comparison of Second Quarter Fiscal 2025 to Second Quarter Fiscal 2024
Operating income was $31.2 million, or 12.9% of segment net sales revenue, compared to $36.1 million, or 15.0% of segment net sales revenue. The 2.1 percentage point decrease in segment operating margin was primarily due to unfavorable distribution center expense, a less favorable product and customer mix and higher marketing expense as we reinvested back into our brands.

These factors were partially offset by lower overall personnel expense, which includes the impact of lower annual incentive compensation expense, and favorable inventory obsolescence expense year-over-year.

Adjusted operating income decreased 14.5% to $36.3 million, or 15.0% of segment net sales revenue, compared to $42.4 million, or 17.7% of segment net sales revenue.

Comparison of First Six Months of Fiscal 2025 to First Six Months of Fiscal 2024
Operating income was $47.0 million, or 10.7% of segment net sales revenue, compared to $58.2 million, or 12.7% of segment net sales revenue. The 2.0 percentage point decrease in segment operating margin was primarily due to:
•a less favorable product and customer mix;
•higher marketing expense as we reinvested back into our brands;
•unfavorable distribution center expense primarily due to additional costs and lost efficiency associated with automation startup issues at our Tennessee distribution facility; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by favorable inventory obsolescence expense year-over-year and lower commodity and product costs, partly driven by Project Pegasus initiatives.

Adjusted operating income decreased 25.3% to $57.3 million, or 13.0% of segment net sales revenue, compared to $76.7 million, or 16.8% of segment net sales revenue.

Beauty & Wellness

Comparison of Second Quarter Fiscal 2025 to Second Quarter Fiscal 2024
Operating income was $3.7 million, or 1.6% of segment net sales revenue, compared to $10.7 million, or 4.3% of segment net sales revenue. The 2.7 percentage point decrease in segment operating margin was primarily due to:
•higher marketing expense as we reinvested back into our brands;
•unfavorable inventory obsolescence expense year-over-year; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by:
•lower commodity and product costs, partly driven by Project Pegasus initiatives; and
•lower overall personnel expense, which includes the impact of lower annual incentive compensation expense.

Adjusted operating income decreased 48.9% to $10.2 million, or 4.4% of segment net sales revenue, compared to $19.9 million, or 7.9% of segment net sales revenue.

Comparison of First Six Months of Fiscal 2025 to First Six Months of Fiscal 2024
Operating income was $18.6 million, or 4.1% of segment net sales revenue, compared to $29.3 million, or 5.7% of segment net sales revenue. The 1.6 percentage point decrease in segment operating margin was primarily due to:
•higher marketing and new product development expense as we reinvested back into our brands;
•a less favorable product mix; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by:
•lower commodity and product costs, partly driven by Project Pegasus initiatives;
•a decrease in restructuring charges of $4.5 million; and
•favorable inventory obsolescence expense year-over-year.

Adjusted operating income decreased 38.1% to $32.0 million, or 7.1% of segment net sales revenue, compared to $51.8 million, or 10.2% of segment net sales revenue.

Interest Expense

Comparison of Second Quarter Fiscal 2025 to Second Quarter Fiscal 2024
Interest expense was $13.2 million, compared to $13.7 million. The decrease in interest expense was primarily due to lower average borrowings outstanding, partially offset by a higher average effective interest rate compared to the same period last year.

Comparison of First Six Months of Fiscal 2025 to First Six Months of Fiscal 2024
Interest expense was $25.8 million, compared to $27.7 million. The decrease in interest expense was primarily due to lower average borrowings outstanding, partially offset by a higher average effective interest rate compared to the same period last year.

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

In response to Pillar Two, on May 24, 2024, Barbados enacted a domestic corporate income tax rate of 9%, effective beginning with our fiscal year 2025. As a result, we incorporated this corporate income tax into our estimated annual effective tax rate increasing our income tax provision beginning in the first quarter of fiscal 2025. In addition, we revalued our existing deferred tax liabilities subject to the Barbados legislation, which resulted in a discrete tax charge of $6.0 million during the first quarter of fiscal 2025. Additionally, Barbados enacted a domestic minimum top-up tax (“DMTT”) of 15% which applies to Barbados businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective beginning with our fiscal year 2026. We will continue to monitor and evaluate impacts as further regulatory guidance becomes available.

For the three months ended August 31, 2024, income tax expense as a percentage of income before income tax was 22.0% compared to 17.9% for the same period last year. The year-over-year increase in the effective tax rate is primarily due to the Barbados tax legislation enacted during the first quarter of fiscal 2025, which resulted in an increase in our income tax expense due to the change to our estimated annual effective tax rate arising from the legislation, shifts in the mix of income in our various tax jurisdictions, and an increase in tax expense for discrete items. For the six months ended August 31, 2024, income tax expense as a percentage of income before income tax was 42.1% compared to 16.8% for the same period last year primarily due to the Barbados tax legislation described above, including a discrete tax charge of $6.0 million during the first quarter of fiscal 2025 to revalue deferred tax liabilities.

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

	Three Months Ended August 31, 2024
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$21,806	$4,792	$17,014	$0.95	$0.21	$0.74
Restructuring charges	1,526	138	1,388	0.07	0.01	0.06
Subtotal	23,332	4,930	18,402	1.02	0.22	0.81
Amortization of intangible assets	4,539	661	3,878	0.20	0.03	0.17
Non-cash share-based compensation	5,487	221	5,266	0.24	0.01	0.23
Adjusted (non-GAAP)	$33,358	$5,812	$27,546	$1.46	$0.25	$1.21

Weighted average shares of common stock used in computing diluted EPS						22,839

	Three Months Ended August 31, 2023
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$33,339	$5,958	$27,381	$1.39	$0.25	$1.14
Restructuring charges	3,617	44	3,573	0.15	—	0.15
Subtotal	36,956	6,002	30,954	1.54	0.25	1.29
Amortization of intangible assets	4,594	607	3,987	0.19	0.03	0.17
Non-cash share-based compensation	7,229	385	6,844	0.30	0.02	0.28
Adjusted (non-GAAP)	$48,779	$6,994	$41,785	$2.03	$0.29	$1.74

Weighted average shares of common stock used in computing diluted EPS						24,041

	Six Months Ended August 31, 2024
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$40,126	$16,908	$23,218	$1.73	$0.73	$1.00
Barbados tax reform	—	(6,045)	6,045	—	(0.26)	0.26
Restructuring charges	3,361	303	3,058	0.14	0.01	0.13
Subtotal	43,487	11,166	32,321	1.87	0.48	1.39
Amortization of intangible assets	9,059	1,322	7,737	0.39	0.06	0.33
Non-cash share-based compensation	11,320	485	10,835	0.49	0.02	0.47
Adjusted (non-GAAP)	$63,866	$12,973	$50,893	$2.75	$0.56	$2.19

Weighted average shares of common stock used in computing diluted EPS						23,236

	Six Months Ended August 31, 2023
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$60,065	$10,103	$49,962	$2.49	$0.42	$2.07
Bed, Bath & Beyond bankruptcy	4,213	53	4,160	0.17	—	0.17
Restructuring charges	10,972	136	10,836	0.46	0.01	0.45
Subtotal	75,250	10,292	64,958	3.12	0.43	2.70
Amortization of intangible assets	9,251	1,213	8,038	0.38	0.05	0.33
Non-cash share-based compensation	16,526	1,026	15,500	0.69	0.04	0.64
Adjusted (non-GAAP)	$101,027	$12,531	$88,496	$4.19	$0.52	$3.67

Weighted average shares of common stock used in computing diluted EPS						24,088

Comparison of Second Quarter Fiscal 2025 to Second Quarter Fiscal 2024
Net income was $17.0 million, compared to $27.4 million. Diluted EPS was $0.74, compared to $1.14. Diluted EPS decreased primarily due to lower operating income and an increase in the effective income tax rate, partially offset by lower weighted average diluted shares outstanding and a decrease in interest expense.

Adjusted income decreased $14.2 million, or 34.1%, to $27.5 million, compared to $41.8 million. Adjusted diluted EPS decreased 30.5% to $1.21, compared to $1.74.

Comparison of First Six Months of Fiscal 2025 to First Six Months of Fiscal 2024
Net income was $23.2 million, compared to $50.0 million. Diluted EPS was $1.00, compared to $2.07. Diluted EPS decreased primarily due to lower operating income and an increase in the effective income tax rate, partially offset by a decrease in interest expense and lower weighted average diluted shares outstanding.

Adjusted income decreased $37.6 million, or 42.5%, to $50.9 million, compared to $88.5 million. Adjusted diluted EPS decreased 40.3% to 2.19, compared to $3.67.

Liquidity and Capital Resources

We principally rely on our cash flow from operations and borrowings under our Credit Agreement (as defined below) to finance our operations, capital and intangible asset expenditures, acquisitions and share repurchases. Historically, our principal uses of cash to fund our operations have included operating expenses, primarily SG&A, and working capital, predominantly for inventory purchases and the extension of credit to our retail customers. We have typically been able to generate positive cash flow from operations sufficient to fund our operating activities. In the past, we have utilized a combination of available cash and existing, or additional, sources of financing to fund strategic acquisitions, share repurchases and capital investments. We generated $69.9 million in cash from operations during the first six months of fiscal 2025 and had $20.1 million in cash and cash equivalents at August 31, 2024. As of August 31, 2024, the amount of cash and cash equivalents held by our foreign subsidiaries was $14.3 million. We have no existing activities involving special purpose entities or off-balance sheet financing.

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

Operating Activities

Operating activities provided net cash of $69.9 million for the six months ended August 31, 2024, compared to net cash provided of $157.7 million for the same period last year. The decrease in cash provided by operating activities was primarily driven by increases in payments for inventory, annual incentive compensation, and income taxes, as well as a decrease in cash earnings, partially offset by decreases in cash used primarily for accounts receivable, restructuring activities and interest payments.

Investing Activities

Investing activities used net cash of $14.1 million during the six months ended August 31, 2024, compared to net cash used of $20.3 million for the same period last year. The decrease in cash used by investing activities was primarily due to a decrease in capital and intangible asset expenditures during the first and second quarters of fiscal 2025. The decrease in capital and intangible asset expenditures is primarily due to the construction of our new two million square foot distribution facility, for which we incurred higher capital expenditures during the prior year period. Capital and intangible asset expenditures during both periods also included expenditures for computer, furniture and other equipment and tooling, molds, and other production equipment.

Financing Activities

Financing activities used net cash of $54.2 million during the six months ended August 31, 2024, compared to net cash used of $142.3 million for the same period last year. The decrease in cash used by financing activities is primarily due to net borrowings on our revolving loans of $50.1 million to help fund payments for repurchases of common stock of $103.1 million during the six months ended August 31, 2024 in comparison to net repayments of $87.0 million and payments for repurchases of common stock of $54.5 million during the same period last year.

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

The floating interest rates on our borrowings under the Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $300 million and $500 million of the outstanding principal balance under the revolving loans as of August 31, 2024 and February 29, 2024, respectively. For additional information regarding our interest rate swaps, see Notes 9, 10, and 11 to the accompanying condensed consolidated financial statements.

As of August 31, 2024, the outstanding Credit Agreement principal balance was $718.9 million (excluding prepaid financing fees), the balance of outstanding letters of credit was $9.5 million and the amount available for revolving loans under the Credit Agreement was $518.5 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of August 31, 2024, these covenants effectively limited our ability to incur more than $322.8 million of additional debt from all sources, including the Credit Agreement, or $518.5 million in the event a qualified acquisition is consummated.

As of August 31, 2024, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

Critical Accounting Policies and Estimates

The SEC defines critical accounting estimates as those made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on a company's financial condition or results of operations. For a discussion of the estimates that we consider to meet this definition and represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements, see the section entitled “Critical Accounting Policies and Estimates” in our Form 10-K. Since the filing of our Form 10-K, there have been no material changes in our critical accounting policies and estimates from those disclosed therein, except as described below:

During the second quarter of fiscal 2025, we concluded that a goodwill impairment triggering event had occurred primarily due to a sustained decline in our stock price. Additional factors that contributed to this conclusion included current macroeconomic trends and uncertainty surrounding inflation and high interest rates, which negatively impact consumer disposable income, credit availability, spending and overall consumer confidence, all of which have and may continue to adversely impact our sales, results of operations and cash flows. These factors are applicable to all of our reporting units which resulted in us performing quantitative goodwill impairment testing on all of our reporting units. We considered whether these events and circumstances would affect any other assets and concluded to perform quantitative impairment testing on our indefinite-lived trademark licenses and trade names and our definite-lived trademark licenses, trade names and customer relationships and lists.

Impairment of Goodwill
We review goodwill for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances or conditions exist, we perform a qualitative assessment to determine whether it is more likely than not that the assets are impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). We operate two reportable segments, Home & Outdoor and Beauty & Wellness, which are comprised of seven reporting units, one of which does not have any goodwill recorded. If the results of the qualitative assessment indicate that it is more likely than not that the assets are impaired, further steps are required in order to determine whether the carrying value of the reporting unit exceeds its fair market value. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. We perform our annual impairment testing for goodwill as of the beginning of the fourth quarter of our fiscal year.

As described above, during the second quarter of fiscal 2025, we concluded that a goodwill impairment triggering event had occurred, and our qualitative assessment resulted in us performing quantitative goodwill impairment testing on all of our reporting units. We use an enterprise premise to determine the fair value and carrying amount of our reporting units. All assets and liabilities that are employed in or relate to the operations of a reporting unit and will be considered in determining the fair value of the reporting unit are included in the carrying value of the reporting unit. Our reporting units’ net assets primarily consist of goodwill and intangible assets, which are assigned to a reporting unit upon acquisition, and accounts receivable and inventory which are directly identifiable. Assets and liabilities employed in or related to the operations of multiple reporting units as well as corporate assets and liabilities are primarily allocated to the reporting units based on specific identification or a percentage of net sales revenue.

We estimate the fair value of our reporting units using an income approach based upon projected future discounted cash flows (“DCF Model”). Under the DCF Model, the fair value of each reporting unit is determined based on the present value of estimated future cash flows, discounted at a risk-adjusted rate of return. We use internal forecasts and strategic long-term plans to estimate future cash flows, including net sales revenue, gross profit margin, and earnings before interest and taxes margins. Our internal strategic long-term plans were developed in tandem with our Elevate for Growth Strategy, which provides the Company’s strategic roadmap through fiscal 2030. Our internal forecasts and strategic long-term plans take into consideration historical and recent business results, industry trends and macroeconomic conditions. Other key estimates used in the DCF Model include, but are not limited to, discount rates, statutory tax rates, terminal growth rates, as well as working capital and capital expenditures needs. The discount rates are based on a weighted-average cost of capital utilizing industry market data of our peer group companies. Our goodwill impairment analysis also includes a reconciliation of the aggregate estimated fair values of our reporting units to the Company’s total market capitalization.

Considerable management judgment is necessary to estimate expected future cash flows for our reporting units, including evaluating the impact of operational and external economic factors on our future cash flows, all of which are subject to uncertainty. The assumptions and estimates used in determining the fair value of our reporting units involve significant elements of subjective judgment and analysis by management. Certain future events and circumstances, including deterioration of retail economic conditions, higher cost of capital, a decline in actual and expected consumer demand, among others, could result in changes to these assumptions and judgements. A revision of these estimates and assumptions could cause the fair values of the reporting units to fall below their respective carrying values, resulting in impairment charges, which could have a material adverse effect on our results of operations.

The quantitative assessments did not result in impairment of our goodwill. All of our reporting units had a fair value that exceeded their carrying value by at least 10%.

Some of the inherent estimates and assumptions used in determining the fair value of our reporting units are outside of the control of management, including interest rates, cost of capital, tax rates, strength of retail economies and industry growth. While we believe that the estimates and assumptions we use are reasonable at the time made, it is possible changes could occur. The recoverability of our goodwill is dependent upon discretionary consumer demand and the execution of our Elevate for Growth Strategy, which includes investing in our brands, growing internationally, new product introductions and expanded distribution to drive revenue growth and profitability and achieve our projections. The net sales revenue and profitability growth rates used in our projections are management’s estimate of the most likely results over time, given a wide range of potential outcomes. Actual results may differ from those assumed in forecasts, which could result in material impairment charges. We will continue to monitor our reporting units for any triggering events or other signs of impairment including consideration of changes in the macroeconomic environment, significant declines in operating results, further significant sustained decline in market capitalization from current levels, and other factors, which could result in impairment charges in the future.

Impairment of Intangible Assets
We review our indefinite-lived intangible assets for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If such circumstances or conditions exist, we perform a qualitative assessment to determine whether it is more likely than not that the assets are impaired. If the results of the qualitative assessment indicate that it is more likely than not that the assets are impaired, further steps are required in order to determine whether the carrying values of the indefinite-lived intangible assets exceeds their fair values. We perform our annual impairment testing for our indefinite-lived intangible assets as of the beginning of the fourth quarter. We review our definite-lived intangible assets if a triggering event occurs during the reporting period. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value.

As described above, during the second quarter of fiscal 2025, we concluded that an impairment triggering event had occurred and concluded to perform quantitative impairment analyses on our indefinite-lived intangible assets, which include trademark licenses and trade names and our definite-lived trademark licenses, trade names, and customer relationships and lists. Our intangible asset impairment test compares the fair value of our intangible assets with their carrying amount and an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value.

We estimate the fair value of our trade names and trademark licenses using the relief from royalty method income approach which is based upon a DCF Model. The relief-from-royalty method estimates the fair value of a trade name or trademark license by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. We estimate the fair value of our customer relationships and lists using the distributor method income approach which is based upon a DCF Model. The distributor method uses financial margin information for distributors within the applicable industry and most representative of the Company to estimate a royalty rate. The determination of fair value using these methods entails a significant number of estimates and assumptions, which require management judgment, and include net sales revenue growth rates, discount rates, royalty rates, residual growth rates (as applicable) and customer attrition rates (as applicable). We use internal forecasts and strategic long-term plans (which are described above) to estimate net sales revenue growth rates and royalty rates. We utilize a constant growth model to determine the residual growth rates which are based upon long-term industry growth expectations and long-term expected inflation.

The assumptions and estimates used in determining the fair value of our intangible assets involve significant elements of subjective judgment and analysis by management. Certain future events and circumstances, including deterioration of retail economic conditions, higher cost of capital, a decline in actual and expected consumer demand, could result in changes to these assumptions and judgements. A revision of these estimates and assumptions could cause the fair values of the intangible assets to fall below their respective carrying values, resulting in impairment charges, which could have a material adverse effect on our results of operations.

The quantitative assessments did not result in any impairment of these intangible assets. All of our indefinite-lived intangible assets had a fair value that exceeded their carrying value by at least 10%. All of our definite-lived trademark licenses, trade names, and customer relationships and lists had a fair value that exceeded their carrying value by at least 10%. The fair value of our Drybar definite-lived trade name, within our Beauty & Wellness reportable segment, represented 110.7% of its carrying value. We performed a sensitivity analysis on key assumptions used in the valuation. A hypothetical adverse change of 10% in the forecasted sales used to estimate the fair value of the Drybar trade name would have resulted in an impairment charge of approximately $0.8 million against its carrying value of $20.8 million.

The estimates and assumptions inherent in determining the fair value of our intangible assets are subject to the same risks described above for determining the fair value of our goodwill. Further declines in anticipated consumer spending or an inability to achieve expected revenue growth and profitability in line with our Elevate for Growth Strategy could result in declines in the fair value that may result in impairment charges to our intangible assets. We will continue to monitor our intangible assets for any triggering events or other signs of impairment including consideration of changes in the macroeconomic environment, significant declines in sales or operating results, and other factors, which could result in impairment charges in the future. For additional information, refer to Note 1 to the accompanying condensed consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2024, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 20, 2024, for a period of three years, and replaced our former repurchase authorization, of which approximately $245.3 million remained. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. See Note 5 to the accompanying condensed consolidated financial statements for additional information.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
June 1 through June 30, 2024 (3)	645	$104.23	645	$245,299
July 1 through July 31, 2024 (3)	219	63.42	219	245,285
August 1 through August 19, 2024 (3)	8	56.09	8	245,285
August 20 through August 31, 2024 (4)	531	52.66	531	499,972
Total	1,403	$78.07	1,403

(1)The number of shares includes shares of common stock acquired from associates who tendered shares to: (i) satisfy the tax withholding on equity awards as part of our long-term incentive plans or (ii) satisfy the exercise price on stock option exercises. For the periods presented, there were no common stock open market repurchases.
(2)Reflects the remaining dollar value of shares that could be purchased under our former and current stock repurchase authorizations through the expiration or termination of the plans. For additional information, see Note 5 to the accompanying condensed consolidated financial statements.
(3)The shares purchased during the periods of June 1 through August 19, 2024 were under the former repurchase authorization.
(4)The shares purchased during the period of August 20 through August 31, 2024 were under the current repurchase authorization.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three month period ended August 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2024, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.

		104	Cover Page, Interactive Data File formatted in iXBRL and contained in Exhibit 101.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	October 9, 2024	/s/ Noel M. Geoffroy
Noel M. Geoffroy
Chief Executive Officer, Director and Principal Executive Officer

Date:	October 9, 2024	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer