Form 10-Q
period 2024-11-30
HELEN OF TROY LTD
filed 2025-01-08
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2024
or
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
As of January 2, 2025, there were 22,855,739 common shares, $0.10 par value per share, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except shares and par value)	November 30, 2024	February 29, 2024
Assets
Assets, current:
Cash and cash equivalents	$40,804	$18,501
Receivables, less allowances of $6,707 and $7,481	456,170	394,536
Inventory	450,740	395,995
Prepaid expenses and other current assets	36,215	27,012
Income taxes receivable	12,379	7,874
Total assets, current	996,308	843,918

Property and equipment, net of accumulated depreciation of $192,865 and $169,021	329,849	336,646
Goodwill	1,066,730	1,066,730
Other intangible assets, net of accumulated amortization of $200,488 and $186,882	524,105	536,696
Operating lease assets	36,031	35,962
Deferred tax assets, net	3,259	3,662
Other assets	16,849	15,008
Total assets	$2,973,131	$2,838,622

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable	$315,353	$245,349
Accrued expenses and other current liabilities	182,759	181,391
Income taxes payable	11,066	17,821
Long-term debt, current maturities	8,594	6,250
Total liabilities, current	517,772	450,811

Long-term debt, excluding current maturities	725,297	659,421
Lease liabilities, non-current	40,867	37,262
Deferred tax liabilities, net	49,535	41,253
Other liabilities, non-current	11,484	12,433
Total liabilities	1,344,955	1,201,180

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 22,853,038 and 23,751,258 shares issued and outstanding	2,285	2,375
Additional paid in capital	361,796	348,739
Accumulated other comprehensive income	3,243	2,099
Retained earnings	1,260,852	1,284,229
Total stockholders' equity	1,628,176	1,637,442
Total liabilities and stockholders' equity	$2,973,131	$2,838,622

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands, except per share data)	2024	2023	2024	2023
Sales revenue, net	$530,706	$549,614	$1,421,774	$1,515,849
Cost of goods sold	271,378	285,833	743,297	806,784
Gross profit	259,328	263,781	678,477	709,065

Selling, general and administrative expense (“SG&A”)	180,692	152,964	530,865	499,790
Restructuring charges	3,518	3,890	6,879	14,862
Operating income	75,118	106,927	140,733	194,413

Non-operating income, net	198	180	468	465
Interest expense	12,164	12,859	37,923	40,565
Income before income tax	63,152	94,248	103,278	154,313

Income tax expense	13,536	18,350	30,444	28,453
Net income	$49,616	$75,898	$72,834	$125,860

Earnings per share (“EPS”):
Basic	$2.17	$3.20	$3.16	$5.27
Diluted	2.17	3.19	3.15	5.25

Weighted average shares used in computing EPS:
Basic	22,853	23,743	23,064	23,903
Diluted	22,882	23,813	23,118	23,996

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2024	2023	2024	2023
Net income	$49,616	$75,898	$72,834	$125,860
Other comprehensive income (loss), net of tax:
Cash flow hedge activity - interest rate swaps	1,934	(1,686)	(587)	(2,010)
Cash flow hedge activity - foreign currency contracts	2,824	58	1,731	(879)
Total other comprehensive income (loss), net of tax	4,758	(1,628)	1,144	(2,889)
Comprehensive income	$54,374	$74,270	$73,978	$122,971

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 29, 2024	23,751	$2,375	$348,739	$2,099	$1,284,229	$1,637,442
Net income	—	—	—	—	6,204	6,204
Other comprehensive income, net of tax	—	—	—	698	—	698
Exercise of stock options	6	1	351	—	—	352
Issuance and settlement of restricted stock	71	7	(7)	—	—	—
Issuance of common stock related to stock purchase plan	19	2	2,004	—	—	2,006
Common stock repurchased and retired	(1,037)	(104)	(6,720)	—	(96,211)	(103,035)
Share-based compensation	—	—	5,833	—	—	5,833
Balances at May 31, 2024	22,810	$2,281	$350,200	$2,797	$1,194,222	$1,549,500
Net income	—	—	—	—	17,014	17,014
Other comprehensive loss, net of tax	—	—	—	(4,312)	—	(4,312)
Issuance and settlement of restricted stock	6	—	—	—	—	—
Common stock repurchased and retired	(1)	—	(109)	—	—	(109)
Share-based compensation	—	—	5,487	—	—	5,487
Balances at August 31, 2024	22,815	$2,281	$355,578	$(1,515)	$1,211,236	$1,567,580
Net income	—	—	—	—	49,616	49,616
Other comprehensive income, net of tax	—	—	—	4,758	—	4,758
Issuance and settlement of restricted stock	5	1	(1)	—	—	—
Issuance of common stock related to stock purchase plan	33	3	1,519	—	—	1,522
Common stock repurchased and retired	—	—	(30)	—	—	(30)
Share-based compensation	—	—	4,730	—	—	4,730
Balances at November 30, 2024	22,853	$2,285	$361,796	$3,243	$1,260,852	$1,628,176

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity - Continued (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 28, 2023	23,994	$2,399	$317,277	$4,947	$1,164,188	$1,488,811
Net income	—	—	—	—	22,581	22,581
Other comprehensive loss, net of tax	—	—	—	(3,715)	—	(3,715)
Exercise of stock options	5	1	211	—	—	212
Issuance and settlement of restricted stock	120	12	(12)	—	—	—
Issuance of common stock related to stock purchase plan	23	2	2,166	—	—	2,168
Common stock repurchased and retired	(45)	(4)	(4,442)	—	—	(4,446)
Share-based compensation	—	—	9,297	—	—	9,297
Balances at May 31, 2023	24,097	$2,410	$324,497	$1,232	$1,186,769	$1,514,908
Net income	—	—	—	—	27,381	27,381
Other comprehensive income, net of tax	—	—	—	2,454	—	2,454
Issuance and settlement of restricted stock	4	—	—	—	—	—
Common stock repurchased and retired	(382)	(38)	(1,499)	—	(48,552)	(50,089)
Share-based compensation	—	—	7,229	—	—	7,229
Balances at August 31, 2023	23,719	$2,372	$330,227	$3,686	$1,165,598	$1,501,883
Net income	—	—	—	—	75,898	75,898
Other comprehensive loss, net of tax	—	—	—	(1,628)	—	(1,628)
Exercise of stock options	1	—	53	—	—	53
Issuance and settlement of restricted stock	8	1	(1)	—	—	—
Issuance of common stock related to stock purchase plan	19	2	1,797	—	—	1,799
Common stock repurchased and retired	(3)	(1)	(304)	—	(1)	(306)
Share-based compensation	—	—	8,579	—	—	8,579
Balances at November 30, 2023	23,744	$2,374	$340,351	$2,058	$1,241,495	$1,586,278

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended November 30,
(in thousands)	2024	2023
Cash provided by operating activities:
Net income	$72,834	$125,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,850	37,037
Amortization of financing costs	957	923
Non-cash operating lease expense	8,583	7,537
Provision for credit losses	(537)	5,421
Non-cash share-based compensation	16,050	25,105
Gain on sale of distribution and office facilities	—	(34,190)
Gain on the sale or disposal of property and equipment	(10)	(326)
Deferred income taxes and tax credits	8,400	13,430
Changes in operating capital:
Receivables	(61,806)	(87,575)
Inventory	(54,745)	29,459
Prepaid expenses and other current assets	(9,700)	(5,507)
Other assets and liabilities, net	(428)	(1,082)
Accounts payable	71,042	102,295
Accrued expenses and other current liabilities	(2,845)	22,484
Accrued income taxes	(10,409)	(8,412)
Net cash provided by operating activities	78,236	232,459

Cash (used) provided by investing activities:
Capital and intangible asset expenditures	(22,155)	(29,681)
Payments for purchases of U.S. Treasury Bills	(3,441)	(7,373)
Proceeds from the maturity of U.S. Treasury Bills	1,872	—
Proceeds from sale of distribution and office facilities	—	49,456
Proceeds from the sale of property and equipment	145	1,609
Net cash (used) provided by investing activities	(23,579)	14,011

Cash used by financing activities:
Proceeds from revolving loans	747,840	635,800
Repayment of revolving loans	(675,890)	(830,800)
Repayment of long-term debt	(4,687)	(4,687)
Payment of financing costs	(323)	—
Proceeds from share issuances under share-based compensation plans	3,880	4,232
Payments for repurchases of common stock	(103,174)	(54,841)
Net cash used by financing activities	(32,354)	(250,296)

Net increase (decrease) in cash and cash equivalents	22,303	(3,826)
Cash and cash equivalents, beginning balance	18,501	29,073
Cash and cash equivalents, ending balance	$40,804	$25,247

Supplemental non-cash investing activity:
Capital expenditures included in accounts payable and accrued expenses	$6,935	$2,439
See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
November 30, 2024

Note 1 - Basis of Presentation and Related Information

Corporate Overview

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of November 30, 2024 and February 29, 2024, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 29, 2024 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. Our portfolio of brands includes OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools, Drybar, Curlsmith and Revlon, among others. As of November 30, 2024, we operated two reportable segments: Home & Outdoor and Beauty & Wellness.

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

During the second quarter of fiscal 2025, we concluded that a goodwill impairment triggering event had occurred primarily due to a sustained decline in our stock price. Additional factors that contributed to this conclusion included current macroeconomic trends and uncertainty surrounding inflation and high interest rates, which negatively impact consumer disposable income, credit availability, spending and overall consumer confidence, all of which had and may continue to adversely impact our sales, results of operations and cash flows. These factors were applicable to all of our reporting units which resulted in us performing quantitative goodwill impairment testing on all of our reporting units. We considered whether these events and circumstances would affect any other assets and concluded we should perform quantitative impairment testing on our indefinite-lived trademark licenses and trade names and our definite-lived trademark licenses, trade names, and customer lists. We performed quantitative impairment testing on our goodwill and intangible assets described above and determined none were impaired. Accordingly during the second quarter of fiscal 2025, no impairment charges were recorded. During the third quarter of fiscal 2025, we determined no changes in circumstances or conditions or events have occurred that would indicate the carrying value of our goodwill and intangible assets may not be recoverable. For additional information, refer to “Critical Accounting Policies and Estimates” in Item 2., “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Note 2 - New Accounting Pronouncements

Except for the changes discussed below, there have been no changes in the information provided in our Form 10-K.

Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregation of certain expenses in the notes to the financial statements in order to provide enhanced transparency into the expense captions presented on the face of the income statement. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. This ASU will be effective for our Form 10-K for fiscal 2028 and our Form 10-Q for the first quarter of fiscal 2029. We are currently evaluating the impact this ASU may have on our consolidated financial statement disclosures.

Note 3 - Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities was as follows:

(in thousands)	November 30, 2024	February 29, 2024
Accrued compensation, benefits and payroll taxes	$19,125	$36,572
Accrued sales discounts and allowances	48,839	37,851
Accrued sales returns	22,118	21,282
Accrued advertising	34,658	29,212
Other	58,019	56,474
Total accrued expenses and other current liabilities	$182,759	$181,391

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

We recorded share-based compensation expense in SG&A as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2024	2023	2024	2023
Directors stock compensation	$197	$197	$589	$590
Service Condition Awards	2,711	3,160	8,105	9,358
Performance Condition Awards	563	1,170	2,703	4,306
Market Condition Awards	842	3,458	3,609	9,647
Employee stock purchase plan	417	594	1,044	1,204
Share-based compensation expense	4,730	8,579	16,050	25,105
Less: income tax benefits	(354)	(532)	(839)	(1,558)
Share-based compensation expense, net of income tax benefits	$4,376	$8,047	$15,211	$23,547

Unrecognized Share-Based Compensation Expense

As of November 30, 2024, our total unrecognized share-based compensation for all awards was $22.5 million, which will be recognized over a weighted average amortization period of 2.1 years. The total unrecognized share-based compensation reflects an estimate of target achievement for Performance Condition Awards granted during fiscal 2025 and fiscal 2024 and an estimate of zero percent of target achievement for Performance Condition Awards granted during fiscal 2023.

Note 5 - Repurchases of Common Stock

In August 2024, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 20, 2024, for a period of three years, and replaced our former repurchase authorization, of which approximately $245.3 million remained. As of November 30, 2024, our repurchase authorization allowed for the purchase of $499.9 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Common stock repurchased on the open market:
Number of shares	—	—	1,011,243	381,200
Aggregate value of shares	$—	$—	$100,019	$50,006
Average price per share	$—	$—	$98.91	$131.18

Common stock received in connection with share-based compensation:
Number of shares	448	2,701	27,223	48,098
Aggregate value of shares	$30	$306	$3,155	$4,835
Average price per share	$66.34	$113.31	$115.89	$100.51

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

During the second quarter of fiscal 2024, we announced plans to geographically consolidate the U.S. Beauty business, located in El Paso, Texas, and Irvine, California, and co-locate it with our Wellness business in the Boston, Massachusetts area. This geographic consolidation and relocation aligns with our initiative to streamline and simplify the organization and was completed during the third quarter of fiscal 2025. We expect these changes to enable a greater opportunity to capture synergies and enhance collaboration and innovation within the Beauty & Wellness segment.

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

During the three and nine month periods ended November 30, 2024, we incurred $3.5 million and $6.9 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the condensed consolidated statements of income. We recognized $3.9 million and $14.9 million of pre-tax restructuring costs during the three and nine month periods ended November 30, 2023, respectively, in connection with Project Pegasus.

The following tables summarize restructuring charges recorded as a result of Project Pegasus for the periods presented:

	Three Months Ended November 30, 2024
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Severance and employee related costs	$130	$489	$619
Professional fees	59	355	414
Contract termination	—	1,747	1,747
Other	581	157	738
Total restructuring charges	$770	$2,748	$3,518

	Three Months Ended November 30, 2023
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Severance and employee related costs	$109	$2,498	$2,607
Professional fees	464	794	1,258
Contract termination	—	—	—
Other	10	15	25
Total restructuring charges	$583	$3,307	$3,890

	Nine Months Ended November 30, 2024			Total Incurred Since Inception
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Severance and employee related costs	$820	$2,155	$2,975	$18,251
Professional fees	327	940	1,267	28,144
Contract termination	—	1,747	1,747	3,078
Other	581	309	890	3,480
Total restructuring charges	$1,728	$5,151	$6,879	$52,953

	Nine Months Ended November 30, 2023
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Severance and employee related costs	$680	$3,407	$4,087
Professional fees	3,915	5,870	9,785
Contract termination	—	796	796
Other	49	145	194
Total restructuring charges	$4,644	$10,218	$14,862

The tables below present a rollforward of our accruals related to Project Pegasus, which are included in accounts payable and accrued expenses and other current liabilities:

(in thousands)	Balance at February 29, 2024	Charges	Payments	Balance at November 30, 2024
Severance and employee related costs	$4,493	$2,975	$(5,885)	$1,583
Professional fees	272	1,267	(1,303)	236
Contract termination	—	1,747	(1,735)	12
Other	—	890	(890)	—
Total	$4,765	$6,879	$(9,813)	$1,831

(in thousands)	Balance at February 28, 2023	Charges	Payments	Balance at November 30, 2023
Severance and employee related costs	$3,173	$4,087	$(3,758)	$3,502
Professional fees	3,201	9,785	(12,559)	427
Contract termination	160	796	(956)	—
Other	34	194	(228)	—
Total	$6,568	$14,862	$(17,501)	$3,929

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

Regulatory Matters

During fiscal 2022 and 2023, we were in discussions with the U.S. Environmental Protection Agency (the “EPA”) regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. We resumed normalized levels of shipping of the affected inventory during fiscal 2022 and we completed the repackaging and relabeling of our existing inventory of impacted products during fiscal 2023. Additionally, as a result of continuing dialogue with the EPA, we executed further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products, which were also completed during fiscal 2023. Ongoing settlement discussions with the EPA related to this matter may result in the imposition of fines or penalties in the future. Such potential fines or penalties cannot be reasonably estimated. For additional information refer to Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “EPA Compliance Costs”.

Note 8 - Long-Term Debt
A summary of our long-term debt follows:

(in thousands)	November 30, 2024	February 29, 2024
Credit Agreement (1):
Revolving loans	$493,900	$421,950
Term loans	245,313	250,000
Total borrowings under Credit Agreement	739,213	671,950
Unamortized prepaid financing fees	(5,322)	(6,279)
Total long-term debt	733,891	665,671
Less: current maturities of long-term debt	(8,594)	(6,250)
Long-term debt, excluding current maturities	$725,297	$659,421
(1)The weighted average interest rates on borrowings outstanding under the Credit Agreement (defined below) inclusive of the impact of our interest rate swaps as of November 30, 2024 and February 29, 2024 were 5.5% and 6.0%, respectively.

Capitalized Interest

During the three month periods ended November 30, 2024 and November 30, 2023, we incurred interest costs totaling $12.2 million and $12.9 million, respectively, of which none was capitalized. During the nine month period ended November 30, 2024, we incurred interest costs totaling $37.9 million, of which none was capitalized, compared to $41.5 million for the same period last year, of which we capitalized $0.9 million as part of property and equipment in connection with the construction of a new distribution facility.

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

The floating interest rates on our borrowings under the Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $550 million and $500 million of the outstanding principal balance under the Credit Agreement as of November 30, 2024 and February 29, 2024, respectively. See Notes 9, 10, and 11 for additional information regarding our interest rate swaps.

As of November 30, 2024, the balance of outstanding letters of credit was $9.5 million and the amount available for revolving loans under the Credit Agreement was $496.6 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of November 30, 2024, these covenants effectively limited our ability to incur more than $298.8 million of additional debt from all sources, including the Credit Agreement, or $496.6 million in the event a qualified acquisition is consummated.

Debt Covenants

As of November 30, 2024, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

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

The following table presents the fair value of our financial assets and liabilities:

	Fair Value
(in thousands)	November 30, 2024	February 29, 2024
Assets:
Cash equivalents (money market accounts)	$8,898	$462
U.S. Treasury Bills	10,715	8,948
Interest rate swaps	1,738	2,504
Foreign currency derivatives	2,496	592
Total assets	$23,847	$12,506

Liabilities:
Interest rate swaps	$—	$—
Foreign currency derivatives	95	386
Total liabilities	$95	$386

All of our financial assets and liabilities, except for our investments in U.S. Treasury Bills, are measured and recorded at fair value on a recurring basis. Our investments in U.S. Treasury Bills are recorded at amortized cost. As of both November 30, 2024 and February 29, 2024, the current carrying amounts of our U.S. Treasury Bills were $2.5 million and were included within Prepaid expenses and other current assets in our condensed consolidated balance sheets. As of November 30, 2024 and February 29, 2024, the non-current carrying amounts of our U.S. Treasury Bills were $8.2 million and $6.6 million, respectively, and were included within Other assets in our condensed consolidated balance sheets.

The carrying amounts of cash, accounts payable, accrued expenses and other current liabilities and income taxes payable approximate fair value because of the short maturity of these items. The carrying amounts of receivables approximate fair value due to the effect of the related allowance for credit losses. The carrying amount of our floating rate long-term debt approximates its fair value.

Our investments in U.S. Treasury Bills are classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. We invest in U.S. Treasury Bills with maturities ranging from less than one to five years. Gross unrealized gains and losses were not material as of both November 30, 2024 and February 29, 2024. During the three and nine month periods ended November 30, 2024, we recognized interest income on these investments of $0.1 million and $0.2 million, respectively, which is included in “Non-operating income, net” in our condensed consolidated statements of income. During both the three and nine month periods ended November 30, 2023, we recognized interest income on these investments of $0.1 million.

We use foreign currency forward contracts and interest rate swaps to manage our exposure to changes in foreign currency exchange rates and interest rates, respectively. All of our derivative assets and liabilities are recorded at fair value. See Notes 10 and 11 for more information on our derivatives.

Note 10 - Financial Instruments and Risk Management

Foreign Currency Risk

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales and operating expenses. As a result of such transactions, portions of our cash, accounts receivable and accounts payable are denominated in foreign currencies. Approximately 14% of our net sales revenue was denominated in foreign currencies during both the three and nine month periods ended November 30, 2024 and both the three and nine month periods ended November 30, 2023. These sales were primarily denominated in Euros, British Pounds and Canadian Dollars. We make most of our inventory purchases from manufacturers in Asia and primarily use the U.S. Dollar for such purchases.

In our condensed consolidated statements of income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign income tax receivables and payables, and deferred income tax assets and liabilities are recognized in income tax expense, and all other foreign currency exchange rate gains and losses are recognized in SG&A. During the three and nine month periods ended November 30, 2024, we recorded foreign currency exchange rate net losses of $0.5 million and $0.8 million, respectively, in income tax expense, compared to net gains of $0.1 million and $0.5 million for the same periods last year, respectively. During the three and nine month periods ended November 30, 2024, we recorded foreign currency exchange rate net losses of $1.4 million and $0.8 million, respectively, in SG&A, compared to net gains of $0.1 million and net losses of $0.3 million for the same periods last year, respectively. We mitigate certain foreign currency exchange rate risk by using forward contracts to protect against the foreign currency exchange rate risk inherent in our transactions denominated in foreign currencies. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. Certain of our forward contracts are designated as cash flow hedges (“foreign currency contracts”) and are recorded on the balance sheet at fair value with changes in fair value recorded in Other Comprehensive Income (Loss) (“OCI”) until the hedge transaction is settled, at which point amounts are reclassified from Accumulated Other Comprehensive Income (Loss) (“AOCI”) to our condensed consolidated statements of income. Foreign currency derivatives for which we have not elected hedge accounting consist of certain forward contracts, and any changes in the fair value of these derivatives are recorded in our condensed consolidated statements of income. These undesignated derivatives are used to hedge monetary net asset and liability positions. Cash flows from our foreign currency derivatives are classified as cash flows from operating activities in our condensed consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

Interest Rate Risk

Interest on our outstanding debt as of November 30, 2024 and February 29, 2024 is based on floating interest rates. If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on a portion of our outstanding principal balance under the Credit Agreement, which totaled $739.2 million and $672.0 million as of November 30, 2024 and February 29, 2024, respectively. As of November 30, 2024 and February 29, 2024, $550.0 million and $500.0 million of the outstanding principal balance under the Credit Agreement, respectively, was hedged with interest rate swaps to fix the interest rate we pay. Our interest rate swaps are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in OCI until the hedge transaction is settled, at which point amounts are reclassified from AOCI to our condensed consolidated statements of income. Cash flows from our interest rate swaps are classified as cash flows from operating activities in our condensed consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

The following tables summarize the fair values of our derivative instruments as of the end of the periods presented:

(in thousands)	November 30, 2024
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- Current
Forward contracts - sell Euro	Cash flow	2/2026		€31,250	$1,464	$202	$—	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2025		$6,150	187	—	—	—
Forward contracts - sell Pounds	Cash flow	2/2026		£25,825	415	163	87	—
Forward contracts - sell Norwegian Kroner	Cash flow	8/2025	kr	12,000	62	—	—	—
Interest rate swaps	Cash flow	8/2026		$550,000	1,153	585	—	—
Subtotal					3,281	950	87	—

Derivatives not designated under hedge accounting
Forward contracts - sell Euro	(1)	12/2024		€1,800	3	—	—	—
Forward contracts - sell Pounds	(1)	12/2024		£1,880	—	—	8	—
Subtotal					3	—	8	—
Total fair value					$3,284	$950	$95	$—

(in thousands)	February 29, 2024
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities Non- Current
Forward contracts - sell Euro	Cash flow	2/2025		€36,500	$377	$—	$90	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2025		$20,750	151	—	57	—
Forward contracts - sell Pounds	Cash flow	2/2025		£20,250	59	—	234	—
Forward contracts - sell Norwegian Kroner	Cash flow	8/2024	kr	5,000	5	—	—	—
Interest rate swaps	Cash flow	2/2026		$500,000	1,314	1,190	—	—
Subtotal					1,906	1,190	381	—

Derivatives not designated under hedge accounting
Forward contracts - sell Euro	(1)	3/2024		€430	—	—	3	—
Forward contracts - sell Pounds	(1)	3/2024		£735	—	—	2	—
Subtotal					—	—	5	—
Total fair value					$1,906	$1,190	$386	$—

(1)These forward contracts, for which we have not elected hedge accounting, hedge monetary net asset and liability positions for the notional amounts reported, creating an economic hedge against currency movements.

The pre-tax effects of derivative instruments designated as cash flow hedges were as follows for the periods presented:

	Three Months Ended November 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2024	2023	Location	2024	2023
Foreign currency contracts - cash flow hedges	$3,607	$278	Sales revenue, net	$(4)	$212
Interest rate swaps - cash flow hedges	3,788	8	Interest expense	1,262	2,213
Total	$7,395	$286		$1,258	$2,425

	Nine Months Ended November 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2024	2023	Location	2024	2023
Foreign currency contracts - cash flow hedges	$2,182	$(968)	Sales revenue, net	$(13)	$167
Interest rate swaps - cash flow hedges	2,545	3,018	Interest expense	3,311	5,647
Total	$4,727	$2,050		$3,298	$5,814

The pre-tax effects of derivative instruments not designated under hedge accounting were as follows for the periods presented:

	Gain (Loss) Recognized in Income
		Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	Location	2024	2023	2024	2023
Forward contracts	SG&A	$(67)	$(225)	$21	$(265)
Total		$(67)	$(225)	$21	$(265)

We expect a net gain of $3.2 million associated with foreign currency contracts and interest rate swaps currently recorded in AOCI to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle. See Notes 9 and 11 for more information.

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

Note 11 - Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component and related tax effects for the periods presented were as follows:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 28, 2023	$4,394	$553	$4,947
Other comprehensive income (loss) before reclassification	3,018	(968)	2,050
Amounts reclassified out of AOCI	(5,647)	(167)	(5,814)
Tax effects	619	256	875
Other comprehensive loss	(2,010)	(879)	(2,889)
Balance at November 30, 2023	$2,384	$(326)	$2,058

Balance at February 29, 2024	$1,917	$182	$2,099
Other comprehensive income before reclassification	2,545	2,182	4,727
Amounts reclassified out of AOCI	(3,311)	13	(3,298)
Tax effects	179	(464)	(285)
Other comprehensive (loss) income	(587)	1,731	1,144
Balance at November 30, 2024	$1,330	$1,913	$3,243
See Notes 9 and 10 for additional information regarding our cash flow hedges.

Note 12 - Segment and Geographic Information
The following tables summarize segment information for the periods presented:

	Three Months Ended November 30, 2024
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$246,109	$284,597	$530,706
Restructuring charges	770	2,748	3,518
Operating income	40,313	34,805	75,118
Capital and intangible asset expenditures	2,976	5,153	8,129
Depreciation and amortization	6,336	6,886	13,222

	Three Months Ended November 30, 2023
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$235,948	$313,666	$549,614
Restructuring charges	583	3,307	3,890
Operating income	49,514	57,413	106,927
Capital and intangible asset expenditures	7,674	1,450	9,124
Depreciation and amortization	6,025	6,406	12,431

	Nine Months Ended November 30, 2024
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$686,512	$735,262	$1,421,774
Restructuring charges	1,728	5,151	6,879
Operating income	87,315	53,418	140,733
Capital and intangible asset expenditures	10,443	11,712	22,155
Depreciation and amortization	19,573	21,277	40,850

	Nine Months Ended November 30, 2023
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$693,069	$822,780	$1,515,849
Restructuring charges	4,644	10,218	14,862
Operating income	107,729	86,684	194,413
Capital and intangible asset expenditures	23,513	6,168	29,681
Depreciation and amortization	17,033	20,004	37,037

The following table presents net sales revenue by geographic region, in U.S. Dollars:

	Three Months Ended November 30,				Nine Months Ended November 30,
(in thousands)	2024		2023		2024		2023
Domestic sales revenue, net (1)	$400,539	75.5%	$428,582	78.0%	$1,066,969	75.0%	$1,176,190	77.6%
International sales revenue, net	130,167	24.5%	121,032	22.0%	354,805	25.0%	339,659	22.4%
Total sales revenue, net	$530,706	100.0%	$549,614	100.0%	$1,421,774	100.0%	$1,515,849	100.0%
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

The Organisation for Economic Co-operation and Development has introduced a framework to implement a global minimum corporate income tax of 15%, referred to as “Pillar Two.” Certain countries have adopted legislation to implement Pillar Two, and other countries are in the process of introducing legislation to implement Pillar Two. Many aspects of Pillar Two are effective for tax years beginning after January 1, 2024, with certain remaining aspects to be effective for tax years beginning January 1, 2025 or later. Pillar Two legislation in effect for our fiscal year 2025 has been incorporated into our financial statements. We will continue to assess the impact of Pillar Two and monitor developments in legislation, regulation, and interpretive guidance.

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

For the three months ended November 30, 2024, income tax expense as a percentage of income before income tax was 21.4% compared to 19.5% for the same period last year. The year-over-year increase in the effective tax rate is primarily due to the Barbados tax legislation enacted during the first quarter of fiscal 2025, which resulted in an increase in our income tax expense due to the change to our estimated annual effective tax rate arising from the legislation, and an increase in tax expense for discrete items, partially offset by the comparative impact of tax expense recognized during the third quarter of fiscal 2024 for the gain on the sale of the El Paso facility and shifts in the mix of income in our various tax jurisdictions. For the nine months ended November 30, 2024, income tax expense as a percentage of income before income tax was 29.5% compared to 18.4% for the same period last year primarily due to the Barbados tax legislation described above, including a discrete tax charge of $6.0 million during the first quarter of fiscal 2025 to revalue deferred tax liabilities, and an increase in tax expense for discrete items, partially offset by the comparative impact of tax expense recognized during the third quarter of fiscal 2024 for the gain on the sale of the El Paso facility and shifts in the mix of income in our various tax jurisdictions.

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

The following table presents our weighted average basic and diluted shares outstanding for the periods shown:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2024	2023	2024	2023
Weighted average shares outstanding, basic	22,853	23,743	23,064	23,903
Incremental shares from share-based compensation arrangements	29	70	54	93
Weighted average shares outstanding, diluted	22,882	23,813	23,118	23,996

Anti-dilutive securities	123	9	134	57

Note 15 - Subsequent Event

On December 16, 2024, we completed the acquisition of Olive & June, LLC (“Olive & June”), an innovative, omni-channel nail care brand. The total purchase consideration consists of initial cash consideration of $229.4 million, net of cash acquired, which includes a preliminary net working capital adjustment and is subject to certain customary closing adjustments, and contingent cash consideration of up to $15.0 million subject to Olive & June's performance during calendar years 2025, 2026 and 2027, payable annually. The acquisition was funded with cash on hand and a $235.0 million borrowing under our existing revolving credit facility. After giving effect to the borrowing on December 16, 2024, the remaining amount available for borrowings under our Credit Agreement was $253.6 million. The initial accounting for this business combination is in process.

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

This MD&A, including the tables under the headings “Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment” and “Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP),” reports operating income, operating margin, net income and diluted earnings per share (“EPS”) without the impact of a discrete tax charge to revalue existing deferred tax liabilities due to Barbados enacting domestic corporate income tax legislation (“Barbados tax reform”), a charge for uncollectible receivables due to the bankruptcy of Bed, Bath & Beyond (“Bed, Bath & Beyond bankruptcy”), gain on sale of distribution and office facilities, restructuring charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial measures as defined by SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based financial measures presented in our condensed consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges and benefits on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures facilitate a more direct comparison of our performance to our competitors. We further believe that including the excluded charges and benefits would not accurately reflect the underlying performance of our operations for the period in which the charges and benefits were incurred and reflected in our GAAP financial results. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial measures and may be calculated differently than non-GAAP financial measures disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP financial measures. These non-GAAP financial measures are discussed further and reconciled to their applicable GAAP-based financial measures contained in this MD&A beginning on page 37.

There were no material changes to the key financial measures discussed in our Form 10-K.

Overview

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. Our portfolio of brands includes OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools, Drybar, Curlsmith and Revlon, among others. We have built leading market positions through new product innovation, product quality and competitive pricing. As of November 30, 2024, we operated two reportable segments: Home & Outdoor and Beauty & Wellness.

During fiscal 2023, we initiated a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and effectiveness and reduce costs (referred to as “Project Pegasus”). Project Pegasus includes initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate and amplify cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending and improve our cash flow and working capital, as well as other activities. We anticipate these initiatives will create operating efficiencies, as well as provide a platform to fund future growth investments. During the three and nine month periods ended November 30, 2024, we incurred $3.5 million and $6.9 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the condensed consolidated statements of income. We recognized $3.9 million and $14.9 million of pre-tax restructuring costs during the three and nine month periods ended November 30, 2023, respectively, in connection with Project Pegasus. See further discussion below within “Significant Trends Impacting the Business” under “Project Pegasus” and Note 6 to the accompanying condensed consolidated financial statements.

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

Fiscal 2025 begins our Elevate for Growth Strategy, which provides our strategic roadmap through fiscal 2030. The long-term objectives of Elevate for Growth include continued organic sales growth, further margin expansion, and accretive capital deployment through strategic acquisitions, share repurchases and capital structure management. The Elevate for Growth Strategy includes an enhanced portfolio management strategy to invest in our brands and grow internationally based upon defined criteria with an emphasis on brand building, new product introductions and expanded distribution. We are continuing to execute our initiatives under Project Pegasus, which we expect to generate incremental fuel to invest in our brand portfolio and new capabilities. We intend to further leverage our operational scale and assets, including our new state-of-the-art distribution center, improved go-to-market structure with our North America RMO, and our expanded shared services capabilities. We completed the geographic consolidation of our Beauty & Wellness businesses during the third quarter of fiscal 2025. We also plan to create a centralized marketing organization that embraces next-level data analytics and consumer insight capabilities and further integrate our supply chain and finance functions within our shared services. Additionally, we are committed to fostering a winning culture and continuing our sustainability and inclusion efforts to support our Elevate for Growth Strategy.

During the second quarter of fiscal 2025, we performed quantitative impairment testing on our goodwill and certain intangible assets and determined none were impaired. Accordingly, no impairment charges were recorded. For additional information, refer to “Critical Accounting Policies and Estimates” in this Item 2., “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

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

Subsequent to the end of our third quarter of fiscal 2025, on December 16, 2024, we completed the acquisition of Olive & June, LLC (“Olive & June”), an innovative, omni-channel nail care brand. The total purchase consideration consists of initial cash consideration of $229.4 million, net of cash acquired, which includes a preliminary net working capital adjustment and is subject to certain customary closing adjustments, and contingent cash consideration of up to $15.0 million subject to Olive & June's performance during calendar years 2025, 2026 and 2027, payable annually. The acquisition was funded with cash on hand and borrowings from our existing revolving credit facility.

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

During the second quarter of fiscal 2024, we announced plans to geographically consolidate the U.S. Beauty business, located in El Paso, Texas, and Irvine, California, and co-locate it with our Wellness business in the Boston, Massachusetts area. This geographic consolidation and relocation aligns with our initiative to streamline and simplify the organization and was completed during the third quarter of fiscal 2025. We expect these changes to enable a greater opportunity to capture synergies and enhance collaboration and innovation within the Beauty & Wellness segment.

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

In addition, we implemented plans to reduce inventory levels, increase inventory turns, and improve cash flow and working capital during fiscal 2023. Improvements related to these initiatives began in the second half of fiscal 2023, and continued during fiscal 2024, enabling us to repay amounts outstanding under our long-term debt agreement and reduce our interest expense during fiscal 2024. During the three and nine month periods ended November 30, 2023, our gross margin and operating margins were favorably impacted by our SKU rationalization efforts in Beauty & Wellness. In addition, during the third quarter of fiscal 2024, we had lower salary and wage costs primarily as a result of our Project Pegasus role reductions despite higher annual merit increases. During the three and nine month periods ended November 30, 2024, our gross margin and operating margins were favorably impacted by lower commodity and product costs driven by our cost of goods savings projects. Expectations regarding our Project Pegasus initiatives and our ability to realize targeted savings, including expectations concerning costs and savings, are based on management’s estimates available at the time and are subject to a number of assumptions that could materially impact our estimates.

During the three and nine month periods ended November 30, 2024, we incurred $3.5 million and $6.9 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the condensed consolidated statements of income. We recognized $3.9 million and $14.9 million of pre-tax restructuring costs during the three and nine month periods ended November 30, 2023, respectively, in connection with Project Pegasus. We made total cash restructuring payments of $9.8 million and $17.5 million during the nine month periods ended November 30, 2024 and 2023, respectively, and had a remaining liability of $1.8 million as of November 30, 2024. See Note 6 to the accompanying condensed consolidated financial statements for additional information.

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

Impact of Macroeconomic Trends
The Federal Open Market Committee increased the benchmark interest rate by 50 basis points and 25 basis points during the first and second quarters of fiscal 2024, respectively. As a result, we incurred higher average interest rates during the first and second quarters of fiscal 2025 compared to the same periods last year. The Federal Open Market Committee lowered the benchmark interest rate by 75 basis points during the third quarter of fiscal 2025, resulting in lower average interest rates incurred during the third quarter of fiscal 2025 compared to the same period last year. While the actual timing and extent of additional future changes in interest rates remains unknown, lower average interest rates would reduce interest expense on our outstanding variable rate debt. The financial markets, the global economy and global supply chain may also be adversely affected by the current or anticipated impact of military conflicts or other geopolitical events. High inflation and interest rates have also negatively impacted consumer disposable income, credit availability and spending, among others, which have adversely impacted our business, financial condition, cash flows and results of operations during fiscal 2024 and the first three quarters of fiscal 2025 and may continue to have an adverse impact during the remainder of fiscal 2025. See further discussion below under “Consumer Spending and Changes in Shopping Preferences.” We expect continued uncertainty in our business and the global economy due to pressure from inflation and consumer confidence, any of which may adversely impact our results.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 72% and 74% of our consolidated net sales revenue was from U.S. shipments during the three month periods ended November 30, 2024 and 2023, respectively. For the nine month periods ended November 30, 2024 and 2023, U.S. shipments were approximately 71% and 73% of our consolidated net sales revenue, respectively.

Among other things, high levels of inflation and interest rates may negatively impact consumer disposable income, credit availability and spending. Consumer purchases of discretionary items, including the products that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Dynamic changes in consumer spending and shopping patterns are also having an impact on retailer inventory levels. Our ability to sell to retailers is predicated on their ability to sell to the end consumer. During fiscal 2024, we experienced some improvement in replenishment orders from certain retail customers in certain product categories relative to fiscal 2023. However, during the first three quarters of fiscal 2025, we experienced reduced replenishment orders from retail customers in line with softer consumer demand and discretionary spending, which adversely impacted our sales, results of operations and cash flows. If orders from our retail customers continue to be adversely impacted, our sales, results of operations and cash flows may continue to be adversely impacted. We expect continued uncertainty in our business and the global economy due to inflation and changes in consumer spending patterns. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

Our concentration of sales reflects the continued evolution of consumer shopping preferences. Our net sales to pure-play online retailers and retail customers fulfilling end-consumer online orders, as well as our own online sales directly to consumers (collectively “online channel net sales”) comprised approximately 29% and 28% of our total consolidated net sales revenue for the three and nine month periods ended November 30, 2024, respectively, and declined approximately 9% and 7% compared to the same periods in the prior year, respectively. For the three and nine month periods ended November 30, 2023, our online channel net sales comprised approximately 31% and 28% of our total consolidated net sales revenue, respectively, and grew approximately 15% and 14%, respectively, compared to the same periods in the prior year.

With the continued importance of online sales in the retail landscape, many brick and mortar retailers are aggressively looking for ways to improve their customer delivery capabilities to be able to meet customer expectations. As a result, it has become increasingly important for us to leverage our distribution capabilities in order to meet the changing demands of our customers, including increasing our online capabilities to support our direct-to-consumer sales channels and online channel sales by our retail customers. To meet these needs, we completed the construction of an additional distribution facility in Gallaway, Tennessee that became partially operational during the first quarter of fiscal 2024. During the first quarter of fiscal 2025, we experienced automation system startup issues at the facility which impacted some of our Home & Outdoor segment's small retail customer and direct-to-consumer orders. As a result, our sales during the first quarter of fiscal 2025 were adversely impacted due to shipping disruptions, and we incurred additional costs and lost efficiency during both the first and second quarters of fiscal 2025 as we worked to remediate the issues. During the second quarter of fiscal 2025, the remediation efforts for the automation system were substantially completed, and we believe the impact on sales was minimal during the quarter. As a result of the remediation efforts performed, the automation system began to operate as designed during the third quarter of fiscal 2025 and we expect to achieve targeted efficiency levels by the end of fiscal 2025.

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

EPA Compliance Costs
During fiscal 2022 and 2023, we were in discussions with the U.S. Environmental Protection Agency (the “EPA”) regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. We resumed normalized levels of shipping of the affected inventory during fiscal 2022 and we completed the repackaging and relabeling of our existing inventory of impacted products during fiscal 2023. Additionally, as a result of continuing dialogue with the EPA, we executed further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products, which were also completed during fiscal 2023. Ongoing settlement discussions with the EPA related to this matter may result in the imposition of fines or penalties in the future. Such potential fines or penalties cannot be reasonably estimated. See Note 7 to the accompanying condensed consolidated financial statements for additional information.

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

For the three months ended November 30, 2024, changes in foreign currency exchange rates had a favorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $0.1 million, or less than 0.1%, compared to a favorable year-over-year impact of $4.6 million, or 0.8%, for the same period last year. For the nine months ended November 30, 2024, changes in foreign currency exchange rates had an unfavorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $0.1 million, or less than 0.1%, compared to a favorable year-over-year impact of $5.4 million, or 0.3% for the same period last year.

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

	Three Months Ended November 30,				% of Sales Revenue, net
(in thousands)	2024	2023	$ Change	% Change	2024	2023
Sales revenue by segment, net
Home & Outdoor	$246,109	$235,948	$10,161	4.3%	46.4%	42.9%
Beauty & Wellness	284,597	313,666	(29,069)	(9.3)%	53.6%	57.1%
Total sales revenue, net	530,706	549,614	(18,908)	(3.4)%	100.0%	100.0%
Cost of goods sold	271,378	285,833	(14,455)	(5.1)%	51.1%	52.0%
Gross profit	259,328	263,781	(4,453)	(1.7)%	48.9%	48.0%
SG&A	180,692	152,964	27,728	18.1%	34.0%	27.8%
Restructuring charges	3,518	3,890	(372)	(9.6)%	0.7%	0.7%
Operating income	75,118	106,927	(31,809)	(29.7)%	14.2%	19.5%
Non-operating income, net	198	180	18	10.0%	—%	—%
Interest expense	12,164	12,859	(695)	(5.4)%	2.3%	2.3%
Income before income tax	63,152	94,248	(31,096)	(33.0)%	11.9%	17.1%
Income tax expense	13,536	18,350	(4,814)	(26.2)%	2.6%	3.3%
Net income	$49,616	$75,898	$(26,282)	(34.6)%	9.3%	13.8%

	Nine Months Ended November 30,				% of Sales Revenue, net
(in thousands)	2024	2023	$ Change	% Change	2024	2023
Sales revenue by segment, net
Home & Outdoor	$686,512	$693,069	$(6,557)	(0.9)%	48.3%	45.7%
Beauty & Wellness	735,262	822,780	(87,518)	(10.6)%	51.7%	54.3%
Total sales revenue, net	1,421,774	1,515,849	(94,075)	(6.2)%	100.0%	100.0%
Cost of goods sold	743,297	806,784	(63,487)	(7.9)%	52.3%	53.2%
Gross profit	678,477	709,065	(30,588)	(4.3)%	47.7%	46.8%
SG&A	530,865	499,790	31,075	6.2%	37.3%	33.0%
Restructuring charges	6,879	14,862	(7,983)	(53.7)%	0.5%	1.0%
Operating income	140,733	194,413	(53,680)	(27.6)%	9.9%	12.8%
Non-operating income, net	468	465	3	0.6%	—%	—%
Interest expense	37,923	40,565	(2,642)	(6.5)%	2.7%	2.7%
Income before income tax	103,278	154,313	(51,035)	(33.1)%	7.3%	10.2%
Income tax expense	30,444	28,453	1,991	7.0%	2.1%	1.9%
Net income	$72,834	$125,860	$(53,026)	(42.1)%	5.1%	8.3%

Third Quarter Fiscal 2025 Financial Results

•Consolidated net sales revenue decreased 3.4%, or $18.9 million, to $530.7 million for the three months ended November 30, 2024, compared to $549.6 million for the same period last year.

•Consolidated operating income decreased 29.7%, or $31.8 million, to $75.1 million for the three months ended November 30, 2024, compared to $106.9 million for the same period last year. Consolidated operating margin decreased 5.3 percentage points to 14.2% of consolidated net sales revenue for the three months ended November 30, 2024, compared to 19.5% for the same period last year.

•Consolidated adjusted operating income decreased 2.1%, or $1.9 million, to $87.9 million for the three months ended November 30, 2024, compared to $89.8 million for the same period last year. Consolidated adjusted operating margin increased 0.3 percentage points to 16.6% of consolidated net sales revenue for the three months ended November 30, 2024, compared to 16.3% for the same period last year.

•Net income decreased 34.6%, or $26.3 million, to $49.6 million for the three months ended November 30, 2024, compared to $75.9 million for the same period last year. Diluted EPS decreased 32.0% to $2.17 for the three months ended November 30, 2024, compared to $3.19 for the same period last year.

•Adjusted income decreased 8.0%, or $5.3 million, to $61.1 million for the three months ended November 30, 2024, compared to $66.4 million for the same period last year. Adjusted diluted EPS decreased 4.3% to $2.67 for the three months ended November 30, 2024, compared to $2.79 for the same period last year.

Year-To-Date Fiscal 2025 Financial Results

•Consolidated net sales revenue decreased 6.2%, or $94.1 million, to $1,421.8 million for the nine months ended November 30, 2024, compared to $1,515.8 million for the same period last year.

•Consolidated operating income decreased 27.6%, or $53.7 million, to $140.7 million for the nine months ended November 30, 2024, compared to $194.4 million for the same period last year. Consolidated operating margin decreased 2.9 percentage points to 9.9% of consolidated net sales revenue for the nine months ended November 30, 2024, compared to 12.8% for the same period last year.

•Consolidated adjusted operating income decreased 18.8%, or $41.0 million, to $177.3 million for the nine months ended November 30, 2024, compared to $218.3 million for the same period last year. Consolidated adjusted operating margin decreased 1.9 percentage points to 12.5% of consolidated net sales revenue for the nine months ended November 30, 2024, compared to 14.4% for the same period last year.

•Net income decreased 42.1%, or $53.0 million, to $72.8 million for the nine months ended November 30, 2024, compared to $125.9 million for the same period last year. Diluted EPS decreased 40.0% to $3.15 for the nine months ended November 30, 2024, compared to $5.25 for the same period last year.

•Adjusted income decreased 27.7%, or $42.9 million, to $112.0 million for the nine months ended November 30, 2024, compared to $154.9 million for the same period last year. Adjusted diluted

EPS decreased 25.0% to $4.84 for the nine months ended November 30, 2024, compared to $6.45 for the same period last year.

Consolidated and Segment Net Sales Revenue

The following tables summarize the impact that Organic business and foreign currency had on our net sales revenue by segment:

	Three Months Ended November 30,
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Fiscal 2024 sales revenue, net	$235,948	$313,666	$549,614
Organic business	10,085	(29,086)	(19,001)
Impact of foreign currency	76	17	93
Change in sales revenue, net	10,161	(29,069)	(18,908)
Fiscal 2025 sales revenue, net	$246,109	$284,597	$530,706

Total net sales revenue growth (decline)	4.3%	(9.3)%	(3.4)%
Organic business	4.3%	(9.3)%	(3.5)%
Impact of foreign currency	—%	—%	—%

	Nine Months Ended November 30,
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Fiscal 2024 sales revenue, net	$693,069	$822,780	$1,515,849
Organic business	(6,505)	(87,513)	(94,018)
Impact of foreign currency	(52)	(5)	(57)
Change in sales revenue, net	(6,557)	(87,518)	(94,075)
Fiscal 2025 sales revenue, net	$686,512	$735,262	$1,421,774

Total net sales revenue decline	(0.9)%	(10.6)%	(6.2)%
Organic business	(0.9)%	(10.6)%	(6.2)%
Impact of foreign currency	—%	—%	—%

In the above tables, Organic business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand was acquired, excluding the impact that foreign currency remeasurement had on reported net sales revenue. Net sales revenue from internally developed brands or product lines is considered Organic business activity.

Consolidated Net Sales Revenue

Comparison of Third Quarter Fiscal 2025 to Third Quarter Fiscal 2024
Consolidated net sales revenue decreased $18.9 million, or 3.4%, to $530.7 million, compared to $549.6 million, driven by a decline in Beauty & Wellness due to softer consumer demand, increased competition, net distribution declines and a decrease in sales due to a slow start to the winter and illness seasons.

These factors were partially offset by an increase in Home & Outdoor driven by growth in all three brands and strength in international.

Net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $0.1 million, or less than 0.1%.

Comparison of First Nine Months of Fiscal 2025 to First Nine Months of Fiscal 2024
Consolidated net sales revenue decreased $94.1 million, or 6.2%, to $1,421.8 million, compared to $1,515.8 million, primarily driven by:
•a decline in Beauty & Wellness driven by softer consumer demand, increased competition, and reduced orders from retail customers due to softness in consecutive illness seasons; and
•a decline in Home & Outdoor primarily due to lower replenishment orders from retail customers, softer consumer demand, increased competition in the insulated beverageware category, softness in the technical pack and accessory category and the impact of shipping disruption at our Tennessee distribution facility due to automation startup issues affecting some of the segment's small retail customer and direct-to-consumer orders during the first quarter of fiscal 2025.

These factors were partially offset by international growth and higher sales of insulated beverageware, fans and thermometers.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $0.1 million, or less than 0.1%.

Segment Net Sales Revenue

Home & Outdoor

Comparison of Third Quarter Fiscal 2025 to Third Quarter Fiscal 2024
Net sales revenue increased $10.2 million, or 4.3%, to $246.1 million, compared to $235.9 million. The increase was primarily driven by:
•net gains in retailer distribution in the insulated beverageware and home categories;
•higher international sales primarily driven by new and expanded retailer distribution in the insulated beverageware category and strong demand for technical packs; and
•an increase in club channel sales in the insulated beverageware category.

These factors were partially offset by:
•lower replenishment orders from retail customers;
•a decrease in club channel sales in the home category;
•softer consumer demand; and
•increased competition in the insulated beverageware category.

Net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $0.1 million, or less than 0.1%.

Comparison of First Nine Months of Fiscal 2025 to First Nine Months of Fiscal 2024
Net sales revenue decreased $6.6 million, or 0.9%, to $686.5 million, compared to $693.1 million. The decrease was primarily driven by:
•lower replenishment orders from retail customers;
•softer consumer demand;
•increased competition in the insulated beverageware category;
•a decrease in club and closeout channel sales in the home category;
•continued softness in the technical pack and accessory category; and
•the impact of shipping disruption at our Tennessee distribution facility due to automation startup issues affecting some of the segment's small retail customer and direct-to-consumer orders during the first quarter of fiscal 2025.

These factors were partially offset by:
•net gains in retailer distribution in the home and insulated beverageware categories;
•higher international sales primarily driven by new and expanded retailer distribution across all categories and strong demand for lifestyle packs; and
•an increase in club and closeout channel sales in the insulated beverageware category.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $0.1 million, or less than 0.1%.

Beauty & Wellness

Comparison of Third Quarter Fiscal 2025 to Third Quarter Fiscal 2024
Net sales revenue decreased $29.1 million, or 9.3%, to $284.6 million, compared to $313.7 million. The decrease was primarily driven by:
•a decline in sales of hair appliances primarily due to softer consumer demand, increased competition and a net distribution decline;
•the impact of a slow start to the winter and illness seasons unfavorably impacting sales of thermometers, humidifiers and heaters, as well as net distribution declines impacting heater sales; and
•a decrease in water filtration product revenue primarily driven by the expiration of an out-license relationship and category softness.

These factors were partially offset by an increase in prestige hair care product and fan sales.

The impact of net foreign currency fluctuations on net sales revenue was not meaningful.

Comparison of First Nine Months of Fiscal 2025 to First Nine Months of Fiscal 2024
Net sales revenue decreased $87.5 million, or 10.6%, to $735.3 million, compared to $822.8 million. The decline was primarily driven by:
•a decline in sales of hair appliances and prestige hair care products primarily due to softer consumer demand, increased competition, net distribution declines and shipping disruption from Curlsmith system integration challenges;
•lower sales of humidifiers and air purifiers, primarily driven by reduced replenishment orders from retail customers due to a decline in consumer demand, softness in consecutive illness seasons and increased competition in air purification;
•a decrease in heater sales primarily due to a slow start to the winter season and net distribution declines; and
•a decrease in water filtration product revenue primarily driven by the expiration of an out-license relationship and category softness.

These factors were partially offset by an increase in fan and thermometer sales.

The impact of net foreign currency fluctuations on net sales revenue was not meaningful.

Consolidated Gross Profit Margin

Comparison of Third Quarter Fiscal 2025 to Third Quarter Fiscal 2024
Consolidated gross profit margin increased 0.9 percentage points to 48.9%, compared to 48.0%. The increase in consolidated gross profit margin was primarily due to favorable inventory obsolescence expense year-over-year and lower commodity and product costs, partly driven by Project Pegasus initiatives.

Comparison of First Nine Months of Fiscal 2025 to First Nine Months of Fiscal 2024
Consolidated gross profit margin increased 0.9 percentage points to 47.7%, compared to 46.8%. The increase in consolidated gross profit margin was primarily due to favorable inventory obsolescence expense year-over-year and lower commodity and product costs, partly driven by Project Pegasus initiatives.

These factors were partially offset by a less favorable product mix within the segments and a less favorable customer mix within Home & Outdoor.

Consolidated SG&A

Comparison of Third Quarter Fiscal 2025 to Third Quarter Fiscal 2024
Consolidated SG&A ratio increased 6.2 percentage points to 34.0%, compared to 27.8%. The increase in the consolidated SG&A ratio was primarily due to:
•the unfavorable comparative impact of a gain on the sale of the El Paso facility of $34.2 million recognized in the prior year period;
•higher marketing expense as we reinvested back into our brands; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by lower overall personnel expense, primarily driven by lower annual incentive compensation expense.

Comparison of First Nine Months of Fiscal 2025 to First Nine Months of Fiscal 2024
Consolidated SG&A ratio increased 4.3 percentage points to 37.3%, compared to 33.0%. The increase in the consolidated SG&A ratio was primarily due to:
•the unfavorable comparative impact of a gain on the sale of the El Paso facility of $34.2 million recognized in the prior year period;
•higher marketing expense as we reinvested back into our brands;
•unfavorable distribution center expense primarily due to additional costs and lost efficiency associated with automation startup issues at our Tennessee distribution facility; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by lower overall personnel expense.

Restructuring Charges

During the three and nine month periods ended November 30, 2024, we incurred $3.5 million and $6.9 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were primarily comprised of severance and employee related costs, contract termination costs and professional fees. We recognized $3.9 million and $14.9 million of pre-tax restructuring costs during the three and nine month periods ended November 30, 2023, respectively, in connection with Project Pegasus, which primarily included professional fees and severance and employee related costs. During the nine month periods ended November 30, 2024 and November 30, 2023, we made total cash restructuring payments of $9.8 million and $17.5 million, respectively. We had a remaining liability of $1.8 million as of November 30, 2024.

Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment

In order to provide a better understanding of the impact of certain items on our operating income, the tables that follow report the comparative pre-tax impact of Bed, Bath & Beyond bankruptcy, gain on sale of distribution and office facilities, restructuring charges, amortization of intangible assets, and non-cash share-based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods presented below. Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended November 30, 2024
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating income, as reported (GAAP)	$40,313	16.4%	$34,805	12.2%	$75,118	14.2%
Restructuring charges	770	0.3%	2,748	1.0%	3,518	0.7%
Subtotal	41,083	16.7%	37,553	13.2%	78,636	14.8%
Amortization of intangible assets	1,770	0.7%	2,777	1.0%	4,547	0.9%
Non-cash share-based compensation	2,476	1.0%	2,254	0.8%	4,730	0.9%
Adjusted operating income (non-GAAP)	$45,329	18.4%	$42,584	15.0%	$87,913	16.6%

	Three Months Ended November 30, 2023
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating income, as reported (GAAP)	$49,514	21.0%	$57,413	18.3%	$106,927	19.5%
Gain on sale of distribution and office facilities	(16,175)	(6.9)%	(18,015)	(5.7)%	(34,190)	(6.2)%
Restructuring charges	583	0.2%	3,307	1.1%	3,890	0.7%
Subtotal	33,922	14.4%	42,705	13.6%	76,627	13.9%
Amortization of intangible assets	1,781	0.8%	2,827	0.9%	4,608	0.8%
Non-cash share-based compensation	4,061	1.7%	4,518	1.4%	8,579	1.6%
Adjusted operating income (non-GAAP)	$39,764	16.9%	$50,050	16.0%	$89,814	16.3%

	Nine Months Ended November 30, 2024
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating income, as reported (GAAP)	$87,315	12.7%	$53,418	7.3%	$140,733	9.9%
Restructuring charges	1,728	0.3%	5,151	0.7%	6,879	0.5%
Subtotal	89,043	13.0%	58,569	8.0%	147,612	10.4%
Amortization of intangible assets	5,303	0.8%	8,303	1.1%	13,606	1.0%
Non-cash share-based compensation	8,303	1.2%	7,747	1.1%	16,050	1.1%
Adjusted operating income (non-GAAP)	$102,649	15.0%	$74,619	10.1%	$177,268	12.5%

	Nine Months Ended November 30, 2023
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating income, as reported (GAAP)	$107,729	15.5%	$86,684	10.5%	$194,413	12.8%
Bed, Bath & Beyond bankruptcy	3,087	0.4%	1,126	0.1%	4,213	0.3%
Gain on sale of distribution and office facilities	(16,175)	(2.3)%	(18,015)	(2.2)%	(34,190)	(2.3)%
Restructuring charges	4,644	0.7%	10,218	1.2%	14,862	1.0%
Subtotal	99,285	14.3%	80,013	9.7%	179,298	11.8%
Amortization of intangible assets	5,322	0.8%	8,537	1.0%	13,859	0.9%
Non-cash share-based compensation	11,846	1.7%	13,259	1.6%	25,105	1.7%
Adjusted operating income (non-GAAP)	$116,453	16.8%	$101,809	12.4%	$218,262	14.4%

Consolidated Operating Income

Comparison of Third Quarter Fiscal 2025 to Third Quarter Fiscal 2024
Consolidated operating income was $75..1 million, or 14.2% of net sales revenue, compared to $106.9 million, or 19.5% of net sales revenue. The 5.3 percentage point decrease in consolidated operating margin was primarily due to:
•the unfavorable comparative impact of a gain on the sale of the El Paso facility of $34.2 million recognized in the prior year period;
•higher marketing expense as we reinvested back into our brands; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by:
•lower overall personnel expense, primarily driven by lower annual incentive compensation expense;
•favorable inventory obsolescence expense year-over-year; and
•lower commodity and product costs, partly driven by Project Pegasus initiatives.

Consolidated adjusted operating income decreased 2.1% to $87.9 million, or 16.6% of net sales revenue, compared to $89.8 million, or 16.3% of net sales revenue.

Comparison of First Nine Months of Fiscal 2025 to First Nine Months of Fiscal 2024
Consolidated operating income was $140.7 million, or 9.9% of net sales revenue, compared to $194.4 million, or 12.8% of net sales revenue. The 2.9 percentage point decrease in consolidated operating margin was primarily due to:
•the unfavorable comparative impact of a gain on the sale of the El Paso facility of $34.2 million recognized in the prior year period;
•higher marketing and new product development expense as we reinvested back into our brands;
•a less favorable product mix within the segments and a less favorable customer mix within Home & Outdoor;
•unfavorable distribution center expense primarily due to additional costs and lost efficiency associated with automation startup issues at our Tennessee distribution facility; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by lower overall personnel expense, favorable inventory obsolescence expense year-over-year and lower commodity and product costs, partly driven by Project Pegasus initiatives.

Consolidated adjusted operating income decreased 18.8% to $177.3 million, or 12.5% of net sales revenue, compared to $218.3 million, or 14.4% of net sales revenue.

Home & Outdoor

Comparison of Third Quarter Fiscal 2025 to Third Quarter Fiscal 2024
Operating income was $40.3 million, or 16.4% of segment net sales revenue, compared to $49.5 million, or 21.0% of segment net sales revenue. The 4.6 percentage point decrease in segment operating margin was primarily due to:
•the unfavorable comparative impact of a gain on the sale of the El Paso facility of $16.2 million recognized in the prior year period; and
•higher marketing expense as we reinvested back into our brands.

These factors were partially offset by:
•favorable inventory obsolescence expense year-over-year;
•lower annual incentive compensation expense; and
•lower commodity and product costs, partly driven by Project Pegasus initiatives.

Adjusted operating income increased 14.0% to $45.3 million, or 18.4% of segment net sales revenue, compared to $39.8 million, or 16.9% of segment net sales revenue.

Comparison of First Nine Months of Fiscal 2025 to First Nine Months of Fiscal 2024
Operating income was $87.3 million, or 12.7% of segment net sales revenue, compared to $107.7 million, or 15.5% of segment net sales revenue. The 2.8 percentage point decrease in segment operating margin was primarily due to:
•the unfavorable comparative impact of a gain on the sale of the El Paso facility of $16.2 million recognized in the prior year period;
•a less favorable product and customer mix;
•higher marketing expense as we reinvested back into our brands; and
•unfavorable distribution center expense primarily due to additional costs and lost efficiency associated with automation startup issues at our Tennessee distribution facility.

These factors were partially offset by favorable inventory obsolescence expense year-over-year and lower commodity and product costs, partly driven by Project Pegasus initiatives.

Adjusted operating income decreased 11.9% to $102.6 million, or 15.0% of segment net sales revenue, compared to $116.5 million, or 16.8% of segment net sales revenue.

Beauty & Wellness

Comparison of Third Quarter Fiscal 2025 to Third Quarter Fiscal 2024
Operating income was $34.8 million, or 12.2% of segment net sales revenue, compared to $57.4 million, or 18.3% of segment net sales revenue. The 6.1 percentage point decrease in segment operating margin was primarily due to:
•the unfavorable comparative impact of a gain on the sale of the El Paso facility of $18.0 million recognized in the prior year period;
•higher marketing expense as we reinvested back into our brands; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by:
•lower annual incentive compensation expense;
•lower outbound freight;
•lower commodity and product costs, partly driven by Project Pegasus initiatives; and
•favorable inventory obsolescence expense year-over-year.

Adjusted operating income decreased 14.9% to $42.6 million, or 15.0% of segment net sales revenue, compared to $50.1 million, or 16.0% of segment net sales revenue.

Comparison of First Nine Months of Fiscal 2025 to First Nine Months of Fiscal 2024
Operating income was $53.4 million, or 7.3% of segment net sales revenue, compared to $86.7 million, or 10.5% of segment net sales revenue. The 3.2 percentage point decrease in segment operating margin was primarily due to:
•higher marketing and new product development expense as we reinvested back into our brands;
•the unfavorable comparative impact of a gain on the sale of the El Paso facility of $18.0 million recognized in the prior year period;

•a less favorable product mix; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by lower commodity and product costs, partly driven by Project Pegasus initiatives and favorable inventory obsolescence expense year-over-year.

Adjusted operating income decreased 26.7% to $74.6 million, or 10.1% of segment net sales revenue, compared to $101.8 million, or 12.4% of segment net sales revenue.

Interest Expense

Comparison of Third Quarter Fiscal 2025 to Third Quarter Fiscal 2024
Interest expense was $12.2 million, compared to $12.9 million. The decrease in interest expense was primarily due to lower average borrowings outstanding, partially offset by a higher average effective interest rate inclusive of the impact of our interest rate swaps compared to the same period last year.

Comparison of First Nine Months of Fiscal 2025 to First Nine Months of Fiscal 2024
Interest expense was $37.9 million, compared to $40.6 million. The decrease in interest expense was primarily due to lower average borrowings outstanding, partially offset by a higher average effective interest rate inclusive of the impact of our interest rate swaps compared to the same period last year.

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

The Organisation for Economic Co-operation and Development has introduced a framework to implement a global minimum corporate income tax of 15%, referred to as “Pillar Two.” Certain countries have adopted legislation to implement Pillar Two, and other countries are in the process of introducing legislation to implement Pillar Two. Many aspects of Pillar Two are effective for tax years beginning after January 1, 2024, with certain remaining aspects to be effective for tax years beginning January 1, 2025 or later. Pillar Two legislation in effect for our fiscal year 2025 has been incorporated into our financial statements. We will continue to assess the impact of Pillar Two and monitor developments in legislation, regulation, and interpretive guidance.

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

For the three months ended November 30, 2024, income tax expense as a percentage of income before income tax was 21.4% compared to 19.5% for the same period last year. The year-over-year increase in the effective tax rate is primarily due to the Barbados tax legislation enacted during the first quarter of fiscal 2025, which resulted in an increase in our income tax expense due to the change to our estimated annual effective tax rate arising from the legislation, and an increase in tax expense for discrete items, partially offset by the comparative impact of tax expense recognized during the third quarter of fiscal 2024 for the gain on the sale of the El Paso facility and shifts in the mix of income in our various tax jurisdictions. For the nine months ended November 30, 2024, income tax expense as a percentage of income before income tax was 29.5% compared to 18.4% for the same period last year primarily due to the Barbados tax legislation described above, including a discrete tax charge of $6.0 million during the first quarter of fiscal 2025 to revalue deferred tax liabilities, and an increase in tax expense for discrete items, partially offset by the comparative impact of tax expense recognized during the third quarter of fiscal 2024 for the gain on the sale of the El Paso facility and shifts in the mix of income in our various tax jurisdictions.

Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP)

In order to provide a better understanding of the impact of certain items on our income and diluted EPS, the tables that follow report the comparative after-tax impact of Barbados tax reform, Bed, Bath & Beyond bankruptcy, gain on sale of distribution and office facilities, restructuring charges, amortization of intangible assets, and non-cash share-based compensation, as applicable, on income and diluted EPS for the periods presented below. Adjusted income and adjusted diluted EPS may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended November 30, 2024
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$63,152	$13,536	$49,616	$2.76	$0.59	$2.17
Restructuring charges	3,518	316	3,202	0.15	0.01	0.14
Subtotal	66,670	13,852	52,818	2.91	0.61	2.31
Amortization of intangible assets	4,547	664	3,883	0.20	0.03	0.17
Non-cash share-based compensation	4,730	354	4,376	0.21	0.02	0.19
Adjusted (non-GAAP)	$75,947	$14,870	$61,077	$3.32	$0.65	$2.67

Weighted average shares of common stock used in computing diluted EPS						22,882

	Three Months Ended November 30, 2023
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$94,248	$18,350	$75,898	$3.96	$0.77	$3.19
Gain on sale of distribution and office facilities	(34,190)	(8,787)	(25,403)	(1.44)	(0.37)	(1.07)
Restructuring charges	3,890	49	3,841	0.16	—	0.16
Subtotal	63,948	9,612	54,336	2.69	0.40	2.28
Amortization of intangible assets	4,608	606	4,002	0.19	0.03	0.17
Non-cash share-based compensation	8,579	532	8,047	0.36	0.02	0.34
Adjusted (non-GAAP)	$77,135	$10,750	$66,385	$3.24	$0.45	$2.79

Weighted average shares of common stock used in computing diluted EPS						23,813

	Nine Months Ended November 30, 2024
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$103,278	$30,444	$72,834	$4.47	$1.32	$3.15
Barbados tax reform	—	(6,045)	6,045	—	(0.26)	0.26
Restructuring charges	6,879	619	6,260	0.30	0.03	0.27
Subtotal	110,157	25,018	85,139	4.76	1.08	3.68
Amortization of intangible assets	13,606	1,986	11,620	0.59	0.09	0.50
Non-cash share-based compensation	16,050	839	15,211	0.69	0.04	0.66
Adjusted (non-GAAP)	$139,813	$27,843	$111,970	$6.05	$1.20	$4.84

Weighted average shares of common stock used in computing diluted EPS						23,118

	Nine Months Ended November 30, 2023
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$154,313	$28,453	$125,860	$6.43	$1.19	$5.25
Bed, Bath & Beyond bankruptcy	4,213	53	4,160	0.18	—	0.17
Gain on sale of distribution and office facilities	(34,190)	(8,787)	(25,403)	(1.42)	(0.37)	(1.06)
Restructuring charges	14,862	185	14,677	0.62	0.01	0.61
Subtotal	139,198	19,904	119,294	5.80	0.83	4.97
Amortization of intangible assets	13,859	1,819	12,040	0.58	0.08	0.50
Non-cash share-based compensation	25,105	1,558	23,547	1.05	0.06	0.98
Adjusted (non-GAAP)	$178,162	$23,281	$154,881	$7.42	$0.97	$6.45

Weighted average shares of common stock used in computing diluted EPS						23,996

Comparison of Third Quarter Fiscal 2025 to Third Quarter Fiscal 2024
Net income was $49.6 million, compared to $75.9 million. Diluted EPS was $2.17, compared to $3.19. Diluted EPS decreased primarily due to lower operating income and an increase in the effective income tax rate, partially offset by lower interest expense and lower weighted average diluted shares outstanding.

Adjusted income decreased $5.3 million, or 8.0%, to $61.1 million, compared to $66.4 million. Adjusted diluted EPS decreased 4.3% to $2.67, compared to $2.79.

Comparison of First Nine Months of Fiscal 2025 to First Nine Months of Fiscal 2024
Net income was $72.8 million, compared to $125.9 million. Diluted EPS was $3.15, compared to $5.25. Diluted EPS decreased primarily due to lower operating income and an increase in the effective income tax rate, partially offset by lower weighted average diluted shares outstanding and a decrease in interest expense.

Adjusted income decreased $42.9 million, or 27.7%, to $112.0 million, compared to $154.9 million. Adjusted diluted EPS decreased 25.0% to $4.84, compared to $6.45.

Liquidity and Capital Resources

We principally rely on our cash flow from operations and borrowings under our Credit Agreement (as defined below) to finance our operations, capital and intangible asset expenditures, acquisitions and share repurchases. Historically, our principal uses of cash to fund our operations have included operating expenses, primarily SG&A, and working capital, predominantly for inventory purchases and the extension of credit to our retail customers. We have typically been able to generate positive cash flow from operations sufficient to fund our operating activities. In the past, we have utilized a combination of available cash and existing, or additional, sources of financing to fund strategic acquisitions, share repurchases and capital investments. We generated $78.2 million in cash from operations during the first nine months of fiscal 2025 and had $40.8 million in cash and cash equivalents at November 30, 2024. As of November 30, 2024, the amount of cash and cash equivalents held by our foreign subsidiaries was $34.4 million. We have no existing activities involving special purpose entities or off-balance sheet financing.

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

We continue to evaluate acquisition opportunities on a regular basis. We may finance acquisition activity with available cash, the issuance of shares of common stock, additional debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition. Subsequent to the end of our third quarter of fiscal 2025, we completed the acquisition of Olive & June, which was funded with cash on hand and a $235.0 million borrowing under our existing revolving credit facility. We are also obligated to make additional consideration payments of up to $15.0 million in cash contingent upon Olive & June's performance during calendar years 2025, 2026 and 2027, payable annually. For additional information, see Note 15 to the accompanying condensed consolidated financial statements.

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

Operating Activities

Operating activities provided net cash of $78.2 million for the nine months ended November 30, 2024, compared to net cash provided of $232.5 million for the same period last year. The decrease in cash provided by operating activities was primarily driven by increases in payments for inventory, annual incentive compensation, and income taxes, as well as a decrease in cash earnings, partially offset by decreases in cash used primarily for accounts receivable, restructuring activities and interest payments.

Investing Activities

Investing activities used net cash of $23.6 million during the nine months ended November 30, 2024, compared to net cash provided of $14.0 million for the same period last year. The increase in cash used by investing activities was primarily due to the comparative impact of proceeds received from the sale of the El Paso facility in the prior year period, partially offset by a decrease in capital and intangible asset expenditures during the first three quarters of fiscal 2025. The decrease in capital and intangible asset expenditures was primarily due to the construction of our new two million square foot distribution facility, for which we incurred higher capital expenditures during the prior year period. Capital and intangible asset expenditures during both periods also included expenditures for computer, furniture and other equipment and tooling, molds, and other production equipment.

Financing Activities

Financing activities used net cash of $32.4 million during the nine months ended November 30, 2024, compared to net cash used of $250.3 million for the same period last year. The decrease in cash used by financing activities is primarily due to net borrowings on our revolving loans of $72.0 million to help fund payments for repurchases of common stock of $103.2 million during the nine months ended November 30, 2024 in comparison to net repayments of $195.0 million and payments for repurchases of common stock of $54.8 million during the same period last year.

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

The floating interest rates on our borrowings under the Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $550 million and $500 million of the outstanding principal balance under the Credit Agreement as of November 30, 2024 and February 29, 2024, respectively. For additional information regarding our interest rate swaps, see Notes 9, 10, and 11 to the accompanying condensed consolidated financial statements.

As of November 30, 2024, the outstanding Credit Agreement principal balance was $739.2 million (excluding prepaid financing fees), the balance of outstanding letters of credit was $9.5 million and the amount available for revolving loans under the Credit Agreement was $496.6 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of November 30, 2024, these covenants effectively limited our ability to incur more than $298.8 million of additional debt from all sources, including the Credit Agreement, or $496.6 million in the event a qualified acquisition is consummated.

As of November 30, 2024, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

Subsequent to the end of our third quarter of fiscal 2025, we completed the acquisition of Olive & June, an innovative, omni-channel nail care brand. In connection with the acquisition, we provided notice of a qualified acquisition and borrowed $235.0 million under our Credit Agreement to fund the acquisition initial cash consideration inclusive of amounts for cash acquired. The exercise of the qualified acquisition notice triggered temporary adjustments to the maximum leverage ratio, which was 3.50 to 1.00 before the impact of the qualified acquisition notice. As a result of the qualified acquisition notice, commencing at the beginning of our fourth quarter of fiscal 2025, the maximum leverage ratio is 4.50 to 1.00 through November 30, 2025 and 3.50 to 1.00 thereafter. After giving effect to the borrowing on December 16, 2024, the remaining amount available for borrowings under our Credit Agreement was $253.6 million and the amount available per the maximum leverage ratio was $449.6 million. Covenants in our Credit Agreement effectively limited our ability to incur additional debt from all sources to no more than $253.6 million, the lesser of the two borrowing limitations. For additional information on the acquisition, see Note 15 to the accompanying condensed consolidated financial statements.

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

During the second quarter of fiscal 2025, we concluded that a goodwill impairment triggering event had occurred primarily due to a sustained decline in our stock price. Additional factors that contributed to this conclusion included current macroeconomic trends and uncertainty surrounding inflation and high interest rates, which negatively impact consumer disposable income, credit availability, spending and overall consumer confidence, all of which had and may continue to adversely impact our sales, results of operations and cash flows. These factors were applicable to all of our reporting units which resulted in us performing quantitative goodwill impairment testing on all of our reporting units. We considered whether these events and circumstances would affect any other assets and concluded we should perform quantitative impairment testing on our indefinite-lived trademark licenses and trade names and our definite-lived trademark licenses, trade names and customer relationships and lists. During the third quarter of fiscal 2025, we determined no changes in circumstances or conditions or events have occurred that would indicate the carrying value of our goodwill and intangible assets may not be recoverable.

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

The quantitative assessments performed during the second quarter of fiscal 2025 did not result in impairment of our goodwill. All of our reporting units had a fair value that exceeded their carrying value by at least 10%.

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

The quantitative assessments performed during the second quarter of fiscal 2025 did not result in any impairment of these intangible assets. All of our indefinite-lived intangible assets had a fair value that exceeded their carrying value by at least 10%. All of our definite-lived trademark licenses, trade names, and customer relationships and lists had a fair value that exceeded their carrying value by at least 10%. The fair value of our Drybar definite-lived trade name, within our Beauty & Wellness reportable segment, represented 110.7% of its carrying value as of the end of our second quarter of fiscal 2025. We performed a sensitivity analysis on key assumptions used in the valuation. A hypothetical adverse change of 10% in the forecasted sales used to estimate the fair value of the Drybar trade name would have resulted in an impairment charge of approximately $0.8 million against its carrying value of $20.8 million as of the end of our second quarter of fiscal 2025.

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
•our ability to execute and realize expected synergies from strategic business initiatives such as acquisitions, including Olive & June, divestitures and global restructuring plans, including Project Pegasus;
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
September 1 through September 30, 2024	59	$87.89	59	$499,967
October 1 through October 31, 2024	389	63.07	389	499,942
November 1 through November 30, 2024	—	—	—	499,942
Total	448	$66.34	448

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three month period ended November 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 30, 2024, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.

		104	Cover Page, Interactive Data File formatted in iXBRL and contained in Exhibit 101.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	January 8, 2025	/s/ Noel M. Geoffroy
Noel M. Geoffroy
Chief Executive Officer, Director and Principal Executive Officer

Date:	January 8, 2025	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer