Form 10-K
period 2025-02-28
HELEN OF TROY LTD
filed 2025-04-24
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2025
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
201 E. Main Street, Suite 300
El Paso, Texas 79901
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of August 31, 2024, based upon the closing price of the common shares as reported by The NASDAQ Global Select Market on such date, was approximately $1,212.9 million.
As of April 17, 2025, there were 22,942,650 common shares, $0.10 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2025 Annual General Meeting of Shareholders to be filed within one hundred and twenty days of the fiscal year ended February 28, 2025 (2025 Proxy Statement) are incorporated by reference into Part III of this report to the extent described herein.

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

PART I

Item 1. Business

Our Company

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. We have built leading market positions through new product innovation, product quality and competitive pricing. We go to market under a number of brands, some of which are licensed. Our portfolio of brands includes OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools, Drybar, Curlsmith, Revlon, and Olive & June, among others.

Segment Information

We currently operate in two reportable business segments:
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
•Beauty & Wellness: Provides consumers with a broad range of outstanding world-class brands for beauty and wellness. In Beauty, we deliver innovation through products such as hair styling appliances, grooming tools, liquid and aerosol personal care products, and nail care solutions that help consumers look and feel more beautiful. In Wellness, we are there when you need us most with highly regarded humidifiers, thermometers, water and air purifiers, heaters, and fans. Sales for this global segment are primarily to online and brick & mortar retailers, distributors, and through our direct-to-consumer channel.

For more segment and geographic information concerning our net sales revenue, long-lived assets and operating income, refer to Note 17 to the accompanying consolidated financial statements.

Our Strategic Initiatives

Fiscal 2019 marked the completion of Phase I of our transformation strategy, which delivered improved organic sales growth by focusing on our leading brands, strategic acquisitions, becoming a more efficient operating company with strong global shared services, upgrading our organization and culture, improved inventory turns and return on invested capital, and returning capital to shareholders.

Fiscal 2020 began Phase II of our transformation, which was designed to drive the next five years of progress. Fiscal 2024 concluded Phase II of our transformation strategy, which produced net sales growth and gross profit margin expansion. We expanded our portfolio of leading brands and international footprint with the acquisitions of Drybar, Osprey and Curlsmith. We completed the divestiture of our Personal Care business (as defined below) and extended our Revlon trademark license for a period of up to 100 years. We strategically and effectively deployed capital to construct our new distribution facility in Gallaway, Tennessee, repurchased shares of our common stock, and repaid amounts outstanding under our long-term debt agreement. We began publishing an annual Sustainability Report to provide transparency into our strategy and performance. During Phase II, we also initiated a global restructuring plan referred to as “Project Pegasus” intended to expand operating margins through initiatives designed to improve efficiency and effectiveness and reduce costs.

Project Pegasus includes initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate and amplify cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending and improve our cash flow and working capital, as well as other activities. These initiatives have created operating efficiencies, as well as provided a platform to fund growth investments. During the fourth quarter of fiscal 2023, we made changes to the structure of our organization, which resulted in our previous Health & Wellness and Beauty operating segments being combined into a single reportable segment, the creation of a North America Regional Market Organization (“RMO”) responsible for sales and go-to-market strategies, and further centralization of operations and finance functions under shared services to better support our business segments and RMOs. This new structure reduced the size of our global workforce by approximately 10%. We believe that these changes better focus business segment resources on brand development, consumer-centric innovation and marketing, the RMOs on sales and go-to-market strategies, and shared services on their respective areas of expertise while also creating a more efficient and effective organizational structure. During fiscal 2024, we announced plans to geographically consolidate the U.S. Beauty business, located in El Paso, Texas, and Irvine, California, and co-locate it with our Wellness business in the Boston, Massachusetts area. This geographic consolidation and relocation aligns with our initiative to streamline and simplify the organization and was completed during fiscal 2025. We expect these changes to enable a greater opportunity to capture synergies and enhance collaboration and innovation within the Beauty & Wellness segment. See Note 11 to the accompanying consolidated financial statements for additional information.

Fiscal 2025 began our Elevate for Growth Strategy, which provides our strategic roadmap through fiscal 2030. The long-term objectives of Elevate for Growth include continued organic sales growth, further margin expansion, and accretive capital deployment through strategic acquisitions, share repurchases and capital structure management. The Elevate for Growth Strategy includes an enhanced portfolio management strategy to invest in our brands and grow internationally based upon defined criteria with an emphasis on brand building, new product introductions and expanded distribution. We are continuing to execute our initiatives under Project Pegasus, which we expect to generate incremental fuel to invest in our brand portfolio and new capabilities. We intend to further leverage our operational scale and assets, including our new state-of-the-art distribution center, improved go-to-market structure with our North America RMO, and our expanded shared services capabilities. Additionally, we are committed to advancing our sustainability efforts as a core component of our Elevate for Growth Strategy, designing products that meet consumer expectations for quality, durability, and responsible production, while strengthening trust in our brands and enhancing their competitiveness in global markets. During fiscal 2025, we created an integrated marketing center of excellence led by our Global Chief Marketing Officer that embraces next-level data analytics and consumer insight capabilities, and further integrated our supply chain and finance functions within our shared services.

On December 16, 2024, we completed the acquisition of Olive & June, LLC (“Olive & June”), an innovative, omni-channel nail care brand. The Olive & June brand and products were added to the Beauty & Wellness segment. The total purchase consideration consists of initial cash consideration of $229.4 million, net of cash acquired, which included a preliminary net working capital adjustment and is subject to certain customary closing adjustments, and contingent cash consideration of up to $15.0 million subject to Olive & June's performance during calendar years 2025, 2026, and 2027, payable annually. The acquisition of Olive & June complements and broadens our existing Beauty portfolio beyond the hair care category and advances our Elevate for Growth Strategy to deploy accretive capital that leverages our capabilities and scale to accelerate growth, further expand margins, and drive greater earnings growth and free cash flow conversion.

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

	Insulated Beverageware, Coolers and Food Storage Solutions	Insulated beverageware including bottles, travel tumblers, drinkware, and mugs, food and lunch containers, insulated totes, soft coolers, outdoor kitchenware and accessories
	Technical, Outdoor, Travel, and Lifestyle Packs and Accessories	Technical and outdoor sports packs, bike packs and bags, hydration and travel packs, duffel bags and luggage, lifestyle and everyday packs, kid carrier packs, and accessories
Beauty & Wellness	Hair Tools and Accessories	Mass, professional and prestige hair appliances, brushes, grooming tools and accessories
	Hair Liquids	Prestige shampoos, liquid hair styling products, treatments and conditioners
	Nail Consumables and Grooming Tools	Nail polish, press-on nails, manicure and pedicure systems, grooming tools and nail care essentials
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

The following table lists our key trademarks by segment:

Segment	Owned	Licensed
Home & Outdoor	OXO, Good Grips, Soft Works, OXO tot, OXO Brew, OXO Strive, OXO Outdoor, Hydro Flask, Osprey
Beauty & Wellness	Drybar, Hot Tools, Curlsmith, Olive & June, PUR	Revlon, Bed Head, Honeywell, Braun, Vicks

Patents and Other Intellectual Property

We maintain utility and design patents in the U.S. and several foreign countries. We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.

Sales and Marketing

We currently market our products in over 100 countries throughout the world. Sales within the U.S. comprised approximately 71% of total net sales revenue in fiscal 2025 and 74% of total net sales revenue in both fiscal 2024 and 2023. Our segments primarily sell their products through mass merchandisers, sporting goods retailers, department stores, drugstore chains, home improvement stores, grocery stores, specialty stores, prestige beauty chains, beauty supply retailers, e-commerce retailers, wholesalers, warehouse clubs, and various types of distributors, as well as directly to consumers. We take a consumer-centric approach to assortment planning by fostering close collaborations with our retail customers. In many instances, we produce specific versions of our product lines with exclusive designs and packaging for our retail customers, which are appropriately priced for their respective customer bases. In fiscal 2024, we hired a Global Chief Marketing Officer to create and lead an integrated marketing center of excellence, which was established during fiscal 2025. The marketing center of excellence includes our consumer insights, experience planning, digital creative content and marketing data analytics associates, and supports our international and North American RMOs and brand marketing teams. We sell products principally through the use of outside sales representatives and our own internal sales associates, supported by our marketing center of excellence, brand marketing teams, category management, engineering, creative services, and customer and consumer service associates. These groups work closely together leveraging marketing data and analytics to develop pricing and distribution strategies, to design packaging and to help develop product line extensions and new products.

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

Manufacturing and Distribution

We contract with unaffiliated manufacturers, primarily in China, Mexico and Vietnam, to manufacture a significant portion of our finished goods for the Home & Outdoor segment and our Beauty & Wellness segment's hair tools and accessories and nail consumables and grooming tools, as well as certain wellness product categories. The hair liquids category of the Beauty & Wellness segment sources most of its products from U.S. manufacturers. Finished goods manufactured by vendors in Asia comprised approximately 79% of finished goods purchased in both fiscal 2025 and 2024 and 87% of finished goods purchased in fiscal 2023. Finished goods manufactured by vendors in China comprised approximately 63%, 62% and 73% of finished goods purchased in fiscal 2025, 2024 and 2023, respectively.

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

Customers

Sales to our largest customer, Amazon.com Inc., accounted for approximately 22%, 21% and 17% of our consolidated net sales revenue in fiscal 2025, 2024 and 2023, respectively. Sales to our second largest customer, Walmart, Inc., including its worldwide affiliates, accounted for approximately 11%, 9% and 10% of our consolidated net sales revenue in fiscal 2025, 2024 and 2023, respectively. Sales to our third largest customer, Target Corporation, accounted for approximately 11% of our consolidated net sales revenue in fiscal 2025 and 10% in both fiscal 2024 and 2023. No other customers accounted for 10% or more of consolidated net sales revenue during these fiscal years. Sales to our top five customers accounted for approximately 49%, 47% and 43% of our consolidated net sales revenue in fiscal 2025, 2024 and 2023, respectively.

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

Seasonality

The following table illustrates the seasonality of our net sales revenue by fiscal quarter as a percentage of annual net sales revenue for the periods presented:

	Fiscal Quarters Ended Last Day of Month
	2025	2024	2023
May	21.8%	23.7%	24.5%
August	24.9%	24.5%	25.2%
November	27.8%	27.4%	26.9%
February	25.5%	24.4%	23.4%

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
Home & Outdoor
Lifetime Brands, Inc. (KitchenAid), Breville Group, Corning Incorporated (Pyrex), Progressive International (SnapLock), Meyer Corporation (Farberware), Newell Brands Inc., Simple Human LLC, Yeti Holdings, Inc., Bradshaw International (GoodCook), PMI Worldwide (Stanley), Patagonia, Gregory Mountain Products, CamelBak, The North Face, Deuter, Cotopaxi, Thule Group, Trove Brands, LLC

Beauty & Wellness
Conair, Spectrum Brands Holdings Inc. (Remington), Coty Inc., Dyson Ltd, L'Oréal S.A., DevaCurl, SharkNinja, Inc., Exergen Corporation, Omron Healthcare, Inc., Crane Engineering, Newell Brands, Inc., Lasko Products, LLC, Vesync Co., Ltd (Levoit), The Clorox Company (Brita), Zero Technologies, LLC, Vornado Air Circulation Systems, Unilever (Blueair), Wella Operations US LLC, KISS USA, Guardian Technologies LLC.

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

During fiscal 2022 and 2023, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. We resumed normalized levels of shipping of the affected inventory during fiscal 2022 and we completed the repackaging and relabeling of our existing inventory of impacted products during fiscal 2023. Additionally, as a result of continuing dialogue with the EPA, we executed further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products, which were also completed during fiscal 2023. Ongoing settlement discussions with the EPA related to this matter may result in the imposition of fines or penalties in the future. Such potential fines or penalties cannot be reasonably estimated.

We recorded charges to cost of goods sold to write-off obsolete packaging for the affected products in our inventory on-hand and in-transit. We have also incurred additional compliance costs comprised of obsolete packaging, storage and other charges from vendors, which were recognized in cost of goods sold and incremental warehouse storage costs and legal fees, which were recognized in SG&A. We refer to these charges as “EPA compliance costs” throughout this Annual Report. During fiscal 2023, we incurred $23.6 million in EPA compliance costs, of which $16.9 million and $6.7 million were recognized in cost of goods sold and SG&A, respectively, in our consolidated statement of income. The costs recognized in cost of goods sold included a $4.4 million charge to write-off the obsolete packaging for the affected additional humidifier products and affected additional air filtration products in our inventory on-hand and in-transit as of the end of the first quarter of fiscal 2023. In addition, we incurred and capitalized into inventory costs to repackage a portion of our existing inventory of the affected products beginning in the second quarter of fiscal 2022 through completion of the repackaging in the third quarter of fiscal 2023.

An emerging trend with governmental and non-governmental organizations, consumers, shareholders, retail customers, communities, and other stakeholders is increased focus and expectations on sustainability matters. These trends have led to, among other things, increased public and private social accountability reporting requirements relating to labor practices, climate change, human trafficking and other sustainability matters and greater demands on our packaging and products. In our product space, some requirements have already been mandated and we believe others may become required in the future. Examples of current requirements include conflict minerals content reporting, customer reporting of foreign fair labor practices in connection with our supply chain vendors, and evaluating the risks of human trafficking and slavery.

We believe that we are in material compliance with these laws, regulations and other reporting requirements. Due to the nature of our operations and the frequently changing nature of compliance and social reporting standards and technology, we cannot predict with any certainty what future material capital or operating expenditures, if any, will be required in order to comply with applicable laws, regulations and other reporting mandates. Further, any failure to achieve our sustainability goals or a perception of our failure to act responsibly or to effectively respond to new, or changes in, legal or regulatory requirements relating to sustainability concerns could adversely affect our business, financial condition, results of operations and reputation.

Sustainability Initiatives

We uphold rigorous corporate governance standards that support transparency, ethical business practices, and long-term value creation for our stakeholders, including associates, consumers, customers, shareholders and communities. As we execute our Elevate for Growth Strategy, we seek to drive organic sales growth, expand margins and deploy capital strategically, with sustainability initiatives supporting these objectives critical to our operations and market success. This focus enhances our ability to adapt to evolving consumer expectations, mitigate risks and position us as a responsible global market participant.

Our Board of Directors, through the Corporate Governance Committee, oversees sustainability-related matters and their implementation (including environmental, climate change and human rights). Our Vice President of Regulatory, Sustainability, and Governance leads these initiatives to implement a strategic plan aligned with globally recognized frameworks, including the Sustainability Accounting Standards Board (“SASB”), Task Force on Climate-related Financial Disclosures (“TCFD”), and Global Reporting Initiative (“GRI”).

Our approach to product design and development prioritizes meeting growing consumer demand for products that are safe, durable, and responsibly made. We focus on innovation that incorporates principles of environmental stewardship, such as circularity, recyclability, and reducing packaging waste, ensuring alignment with consumer values and building trust in our brands. Additionally, we conduct comprehensive supply chain audits to ensure compliance with ethical labor practices and responsible sourcing, reinforcing our reputation for quality and integrity.

As part of our sustainability strategy, we report climate-related data to the Carbon Disclosure Project in alignment with TCFD guidelines, implement responsible climate policies and advance science-based emissions reduction targets. These actions position us to address regulatory requirements and investor expectations while mitigating climate-related risks and ensuring long-term business viability.

In June 2024, we published our fourth Sustainability Report, summarizing our strategy and highlighting progress in environmental stewardship and human capital development. These disclosures align with our commitment to transparency and responsible business practices. Information in our Sustainability Report is not part of this Annual Report or any other report we file with, or furnish to, the Securities and Exchange Commission (“SEC”), except as expressly set forth by specific reference in such a filing.

Human Capital

Overview

We are committed to fostering a positive and engaging culture of inclusion, care, belonging, and support where all people throughout our global workforce can thrive. Resources provided to enhance associates' “total well-being” include learning and development opportunities, volunteer time off, financial and retirement planning advice and employee stock purchase programs, health and wellness programs, and product discounts. Perks and benefits vary by region and office. We also monitor our culture and associate engagement through a number of methods, including periodic culture surveys.

Our ability to attract, develop and retain top talent is critical to our continued success as a business. We have a performance evaluation and feedback process for all of our associates. We encourage career planning at all levels of the Company. We have a formal system for identifying and developing talent and growth for associates within our organization and support the creation of development and succession plans across key positions in the Company. Our senior leadership team develops and recommends to the Board of Directors succession plans for all of our senior management. Our compensation program is designed to provide a competitive compensation package that will attract, retain, motivate and reward superior employees. We seek to do this by structuring our compensation based on a ‘pay for performance’ philosophy linking annual changes in compensation to overall Company performance, as well as each individual’s contribution to the results achieved. Our compensation processes also support fair and equitable pay for all of our associates.

We believe our culture, fair pay, benefits, rewards and recognition, healthy-living initiatives, collaborative projects, and open communication between management and staff enables us to attract and retain talented associates.

Our Associates

As of February 28, 2025, we employed 1,883 full-time associates worldwide. We also use temporary, part-time and seasonal associates as needed.

None of our U.S. associates are covered by a collective bargaining agreement. Certain of our associates in Europe and Vietnam are covered by collective arrangements or works counsel in accordance with local practice. We have never experienced a work stoppage, and we believe that we have satisfactory working relations with our associates.

We believe that an inclusive workforce is essential to fostering innovation, driving growth and meeting the evolving needs of global consumers. By valuing and celebrating the unique perspectives of our associates, we strengthen our ability to develop products that resonate with diverse markets, enhance our global competitiveness and align with consumer demand. This gives us a competitive edge in attracting and retaining top talent, fostering an environment where associates feel empowered to contribute their best.

We are advancing initiatives to foster inclusion which include: leadership coaching and training to build awareness and sponsorship, recruitment actions, associate learning programs to develop skills, associate resource groups, ongoing dialogue sessions with our associates and charitable donations to non-profit organizations whose missions and values align with our culture.

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

Legal, Regulatory and Tax Risks

•All of our products are manufactured by unaffiliated manufacturers, most of which are located in China, Mexico and Vietnam; we face risks of significant tariffs or other restrictions continuing to be placed on imports from China, Mexico or Vietnam, including by the new U.S. presidential administration which has promoted and implemented plans to raise tariffs and pursue other trade policies intended to restrict imports. We also face risks of any retaliatory trade measures taken by China, Mexico or Vietnam adversely impacting our business.
•Changes in laws and regulations, including environmental, employment and health and safety and tax laws, and the costs and complexities of compliance with such laws could have a material adverse impact on our business.
•We face risks associated with the increased focus and expectations on climate change and other sustainability matters.
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
•Legislation enacted in Bermuda and Barbados in response to the European Union’s (“EU”) review of harmful tax competition, and additional focus on compliance with economic substance requirements by Bermuda and Barbados, could each adversely affect our operations.
•Our judgments regarding the accounting for tax positions and the resolution of tax disputes may impact our net earnings and cash flow.
•We face risks associated with product recalls, product liability and other claims against us.

Financial Risks

•Increased costs of raw materials, energy and transportation may adversely affect our operating results and cash flow.
•If our goodwill, indefinite-lived and definite-lived intangible assets, or other long-lived assets become impaired, we will be required to record additional impairment charges, which may be significant.
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

During fiscal 2025, most of our U.S. distribution, receiving and storage functions were consolidated into two distribution facilities in northern Mississippi and our new distribution facility in Gallaway, Tennessee that became operational during the first quarter of fiscal 2024. Our three distribution facilities are in proximity to each other. Approximately 60% of our consolidated gross sales volume shipped from facilities in this region in fiscal 2025. Due to this geographical concentration, any disruption in our distribution process in any of these facilities, even for a few days, could adversely affect our business, operating results and financial condition. As examples, government mandated or suggested isolation protocols relating to a pandemic or other public health crisis, or severe weather events, could limit or disrupt the distribution process at these facilities, or even cause the closure of a facility, which could have a material adverse effect on our business, operating results and financial condition. These factors described above could cause delays in the delivery of our products that could have a material and adverse effect on our business, operating results and financial condition.

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

Our operations are largely dependent on our ERP system. We continuously make adjustments to improve the effectiveness of the ERP and other peripheral information systems, including the installation of significant new subsystems. In fiscal 2026, we are planning to replace our financial consolidation, planning and reporting system and supply chain planning system, as further described below. Our ERP system is subject to continually evolving cybersecurity and technological risks, including risks associated with cloud data storage. Any failures or disruptions in the ERP and other information systems, including a cybersecurity breach, or any complications resulting from ongoing adjustments to our systems could cause interruption or loss of data in our information or logistical systems that could materially impact our ability to procure products from our manufacturers, transport them to our distribution facilities, and store and deliver them to our customers on time and in the correct amounts. In addition, natural disasters or other extraordinary events may disrupt our information systems and other infrastructure, and our data recovery processes may not be sufficient to protect against loss.

In fiscal 2026, we are planning to replace our financial consolidation, planning and reporting system and supply chain planning system to embrace next-level data and analytics by investing in capabilities that are expected to leverage best in class ways of working and modernized technologies that enhance efficiency, effectiveness and experience. As part of our strategy to embrace next-level data and analytics, we could identify and embark upon additional projects to upgrade or replace our information systems. These projects and any potential future projects will require the investment of significant personnel and financial resources and the re-engineering of business processes. System implementations subject us to substantial costs and inherent risks associated with migrating from our legacy systems and processes. These costs and risks include, but are not limited to: significant capital and operating expenditures; diversion of associates' and management's attention from day-to-day business operations; disruptions to our supply chain; inability to deliver products to our customers in a timely manner; inability to process payments to manufacturers, vendors and associates accurately and in a timely manner; and possible weakened effectiveness of our internal controls over financial reporting. If we are not able to successfully design and implement new systems as planned and in a timely manner, we could incur increased costs, disruptions to our operations or other difficulties, each of which could have a material adverse effect on our business, operating results and financial condition.

To compete successfully, we must develop and introduce a continuing stream of innovative new products to meet changing consumer preferences.

Our long-term success in the competitive retail environment depends on our ability to develop and commercialize a continuing stream of innovative new products that meet changing consumer preferences and take advantage of opportunities sooner than our competition. We face the risk that our competitors will introduce and successfully market innovative new products that compete with our products, which could result in redeployment of shelf space to our competitors or lost distribution. We also face the risk that our competitors will adapt to changing consumer preferences more quickly, which could lead to a decline in our market share. There are numerous uncertainties inherent in successfully developing and commercializing new products on a continuing basis and new product launches may not deliver expected growth in sales or operating income. If we are unable to develop and introduce a continuing stream of competitive new products, it may have an adverse effect on our business, operating results and financial condition.

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

A few customers account for a substantial percentage of our net sales revenue. Our financial condition and operating results could suffer if we lost all or a portion of the sales to any one of these customers. In particular, sales to our two largest customers accounted for approximately 33% of our consolidated net sales revenue in fiscal 2025. While only three customers individually accounted for 10% or more of our consolidated net sales revenue in fiscal 2025, sales to our top five customers in aggregate accounted for approximately 49% of fiscal 2025 consolidated net sales revenue. We expect that a small group of customers will continue to account for a significant portion of our net sales revenue. Although we have long-standing relationships with our major customers, we generally do not have written agreements that require these customers to buy from us or to purchase a minimum amount of our products. A substantial decrease in sales to any of our major customers could have a material adverse effect on our financial condition and operating results. For example, we had reduced sales to Bed, Bath & Beyond during fiscal 2024 and 2025 in comparison to prior years as a result of its bankruptcy. Some of our customers' creditworthiness may be vulnerable to the impact of a prolonged economic downturn or a public health crisis. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a deterioration in the credit worthiness or bankruptcy filing of a key customer could have a material adverse effect on our business, operating results and financial condition.

We are dependent on third-party manufacturers, most of which are located in Asia, and any inability to obtain products from such manufacturers could have a material adverse effect on our business, operating results and financial condition.

All of our products are manufactured by unaffiliated companies, most of which are in Asia, principally in China. For fiscal 2025, finished goods manufactured in Asia comprised approximately 79% of total finished goods purchased, of which 63% was manufactured in China. This concentration exposes us to risks associated with doing business globally, including among others: global public health crises (such as pandemics and epidemics); changing international political relations and conflicts; labor availability and cost; changes in laws, including tax laws, regulations and treaties; changes in labor laws, regulations and policies; changes in customs duties, additional tariffs and other trade barriers; changes in shipping costs; currency exchange fluctuations; local political unrest; an extended and complex transportation cycle; the impact of changing economic conditions; and the availability and cost of raw materials and merchandise. In recent years, increasing labor costs, import tariffs, regional labor dislocations driven by new government policies, local inflation, changes in ocean cargo carrier capacity and costs, the impact of energy prices on transportation, and fluctuations in the Chinese Renminbi against the U.S. Dollar have resulted in variability in our cost of goods sold. In the past, certain Chinese suppliers have closed operations due to economic conditions that pressured their profitability. Although we have multiple sourcing partners for certain products, occasionally we may be unable to source certain items on a timely basis due to changes occurring with our suppliers. We believe that we can source certain similar products outside of China and are moving towards a more diversified supplier base through continuously exploring the expansion of sourcing alternatives in other countries, making progress towards such capabilities during both fiscal 2025 and 2024. However, the relocation of any production capacity will continue to require more time, could require substantial costs and may not be successful. The political, legal and cultural environment in Asia is rapidly evolving, and any change that impairs our ability to obtain products from manufacturers in that region, or to obtain products at marketable rates, could have a material adverse effect on our business, operating results and financial condition.

Any disruption to our supply chain, even for a relatively short period of time, could cause a loss of revenue, which could adversely affect our operating results. Additionally, any surges in demand and shifts in shopping patterns, as well as other factors, can strain the global supply chain network resulting in higher inbound freight costs and surges in prices for raw materials, components and semiconductor chips, which could adversely impact our operating costs. While we witnessed declines in inbound freight costs during fiscal 2024 from the higher costs we experienced as a result of the COVID-19 pandemic and related global supply chain disruptions, there was minimal volatility in our inbound freight costs during fiscal 2025. However, if global supply chain disruptions re-emerge, we may experience further cost increases which could have a material adverse effect on our business, operating results and financial condition.

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

Retailers place great emphasis on timely delivery of our products for specific selling seasons, especially during our third fiscal quarter, and on the fulfillment of consumer demand throughout the year. We cannot control all of the various factors that might affect product delivery to retailers. Vendor production delays, difficulties encountered in shipping from overseas, customs clearance delays, and operational issues with any of the third-party logistics providers we use in certain countries are on-going risks of our business. We also rely upon third-party carriers for our product shipments from our distribution facilities to customers. In certain circumstances, we rely on the shipping arrangements our suppliers have made in the case of products shipped directly to retailers from the suppliers. Accordingly, we are subject to risks, including labor disputes, inclement weather, public health crises (such as pandemics and epidemics), natural disasters, possible acts of terrorism, port and canal backlogs and blockages, availability of shipping containers, carrier-imposed capacity restrictions, carrier delays, shortages of qualified drivers, and increased security restrictions associated with the carriers’ ability to provide delivery services to meet our shipping needs. Our third-party manufacturing partners are not equipped to hold meaningful amounts of inventory and if shipping container capacity is limited or unavailable, they could pause manufacturing, which could ultimately impact our ability to meet consumer demand on a timely basis. Further, our delivery process must often accommodate special vendor requirements to use specific carriers and delivery schedules. During the first quarter of fiscal 2025, we experienced automation system startup issues at our new distribution facility in Gallaway, Tennessee which impacted some of our Home & Outdoor segment's small retail customer and direct-to-consumer orders. As a result, our sales during the first quarter of fiscal 2025 were adversely impacted due to shipping disruptions, and we incurred additional costs and lost efficiency during both the first and second quarters of fiscal 2025 as we worked to remediate the issues. As a result of the remediation efforts performed, the automation system began to operate as designed during the third quarter of fiscal 2025, and we achieved targeted efficiency levels by the end of fiscal 2025. Any future similar incidents could cause us to fail to deliver products to our retailers in a timely and effective manner which could damage our reputation and brands and result in the loss of customers or reduced orders, which could have a material adverse effect on our business, operating results and financial condition.

Our operating results may be adversely affected by trade barriers, exchange controls, expropriations, and other risks associated with domestic and foreign operations, including uncertainty and business interruptions resulting from political changes and events in the U.S. and abroad and volatility in the global credit and financial markets and economy.

The economies of foreign countries important to our operations, including countries in Asia, EMEA and Latin America, could suffer slower economic growth or economic, social and/or political instability or hyperinflation in the future. Our international operations in countries in Asia, EMEA and Latin America, including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us. Additionally, there may be uncertainty and business interruptions resulting from political changes and events in the U.S. and abroad, ongoing terrorist activity, and other global events. The global credit and financial markets continue to experience volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.

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

Sales in our Beauty & Wellness segment are influenced by weather conditions. Sales volumes for thermometers and humidifiers and heating appliances are higher during, and subject to the severity of, the cold weather months, while sales of fans are higher during, and subject to weather conditions in, spring and summer months. Weather conditions can also more broadly impact sales across the organization. Additionally, natural disasters (such as wildfires, hurricanes and ice storms), public health crises (such as pandemics and epidemics), or unusually severe winter weather may result in temporary unanticipated fluctuations in retail traffic and consumer demand, may impact our ability to staff our distribution facilities or could otherwise impede timely transport and delivery of products to and from our distribution facilities. Sales in our Beauty & Wellness segment are also impacted by cough, cold and flu seasonal trends, including the duration and severity of the cold and flu season. In fiscal 2025, our Beauty & Wellness segment's net sales revenue was adversely impacted by an illness season below historical averages globally. These factors could have a material effect on our business, operating results and financial condition.

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

A significant portion of our sales revenue comes from selling products under licensed trademarks, particularly in the Beauty & Wellness segment. As a result, we are dependent upon the continued use of these trademarks. Additionally, we license certain owned trademarks to third parties in exchange for royalty income. It is possible that certain actions taken by us, our licensors, licensees, or other third parties might greatly diminish the value of any of our licensed trademarks. Some of our licensors and licensees also have the ability to terminate their license agreements with us at their option subject to each parties’ right to continue the license for a limited period of time following notice of termination. If we, or our licensees, were unable to sell products under these licensed trademarks, or one or more of our license agreements were terminated or the value of the trademarks were diminished, the effect on our business, operating results and financial condition could be both negative and material.

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

Legal, Regulatory and Tax Risks

If significant tariffs or other restrictions continue to be placed on imports from China, Mexico or Vietnam or any retaliatory trade measures are taken by China, Mexico or Vietnam, our business and results of operations could be materially and adversely affected.

All of our products are manufactured by unaffiliated manufacturers, most of which are located in China, Mexico, Vietnam and the U.S. This concentration exposes us to risks associated with doing business globally, including changes in tariffs. Furthermore, the new U.S. presidential administration has promoted and implemented plans to raise tariffs and pursue other trade policies intended to restrict imports. As of April 9, 2025, the U.S. has imposed an aggregate additional 145% tariff on imports from China. Other recent policy updates include a 25% tariff on imports from Mexico, which was subsequently postponed, and a 46% tariff on imports from Vietnam and specific tariffs on various U.S. trading partners, which were both subsequently paused for 90 days and replaced with a 10% universal tariff effective April 9, 2025. Further, China announced a reciprocal 125% tariff on imports from the U.S. effective April 11, 2025. Any alteration of trade agreements and terms between China, Mexico, Vietnam and the U.S., including limiting trade with China, Mexico and Vietnam, imposing additional tariffs on imports from China, Mexico or Vietnam and potentially imposing other restrictions on imports from China, Mexico or Vietnam to the U.S. may result in further or higher tariffs, or further retaliatory trade measures by China, Mexico or Vietnam, all of which could have a material adverse effect on our business and operating results.

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

For example, the Organisation for Economic Co-operation and Development (“OECD”) has introduced a framework to implement a global minimum corporate income tax of 15%, referred to as “Pillar Two.” Certain countries in which we operate have enacted Pillar Two legislation and continue to modify their rules and guidance, often to align with ongoing OECD interpretive guidance on the “Model Rules.” Meanwhile, additional countries are in the process of introducing legislation to implement Pillar Two, even as the OECD continues to modify its administrative guidance. Pillar Two legislation effective for our fiscal 2025 has been incorporated into our financial statements. However, the extent to which other jurisdictions adopt or enact Pillar Two is uncertain and could increase the cost and complexity of compliance, and we expect that it could have a further material adverse affect on our global effective tax rate in fiscal 2026.

In response to Pillar Two, on May 24, 2024, Barbados enacted a domestic corporate income tax rate of 9%, effective for our fiscal 2025. We incorporated this corporate income tax into our income tax provision and revalued our existing deferred tax liabilities subject to the Barbados legislation, which resulted in a discrete tax charge of $6.0 million during fiscal 2025. Additionally, Barbados enacted a domestic minimum top-up tax (“DMTT”) of 15% which applies to Barbados businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective beginning with our fiscal 2026. Although we currently do not expect the Barbados DMTT to have a material impact to our consolidated financial statements, we will continue to monitor and evaluate impacts as further regulatory guidance becomes available.

Like Barbados, the government of Bermuda enacted a 15% corporate income tax that will become effective for us in fiscal 2026. Although we currently do not expect this Bermuda tax to have a material impact to our consolidated financial statements, we will continue to monitor and evaluate impacts as further regulatory guidance becomes available.

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

Increased focus and expectations on climate change and other sustainability matters could have a material adverse effect on our business, financial condition and results of operations and damage our reputation.

Increased focus and expectations on sustainability are emerging trends with governmental and non-governmental organizations, consumers, shareholders, retail customers, communities, and other stakeholders. These trends have led to, among other things, increased public and private social accountability reporting requirements relating to labor practices, climate change, human trafficking and other sustainability matters and greater demands on our packaging and products. The increased focus on sustainability matters may also lead to new or more regulations and customer, shareholder and consumer demands that could require us to incur additional costs or make changes to our operations to comply with new regulations or address these demands. For example, we anticipate the reporting requirements under the EU Corporate Sustainability Reporting Directive to be effective for us in fiscal 2029. We expect that these trends will continue. If we are unable to adequately respond to, or we are not perceived as adequately responding to, existing or new requirements or demands, customers and consumers may choose to purchase products from another company or a competitor. Increased requirements and costs to comply with these requirements, such as climate change regulations and international accords may also cause disruptions in or higher costs associated with manufacturing or distributing our products. Any failure to achieve our sustainability goals or a perception of our failure to act responsibly or to effectively respond to new, or changes in, legal or regulatory requirements relating to sustainability matters could adversely affect our business, financial condition, results of operations and reputation.

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

Additionally, some of our product lines are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the EPA, U.S. Customs and Border Protection, the U.S. Food and Drug Administration, and the U.S. Consumer Product Safety Commission. As discussed elsewhere in this Annual Report, during fiscal 2022 and 2023, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Beauty & Wellness segment that are sold in the U.S. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. We resumed normalized levels of shipping of the affected inventory during fiscal 2022 and we completed the repackaging and relabeling of our existing inventory of impacted products during fiscal 2023. Additionally, as a result of continuing dialogue with the EPA, we executed further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products, which were also completed during fiscal 2023. Ongoing settlement discussions with the EPA related to this matter may result in the imposition of fines or penalties in the future. Such potential fines or penalties cannot be reasonably estimated. Additional impacts or more pronounced adverse impacts may arise that we are not aware of today. As a result, our business, results of operations and financial condition could be adversely and materially impacted in ways that we are not able to predict today. For additional information refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “EPA Compliance Costs” in this Annual Report.

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

Although the local authorities have released some implementing guidelines, the impact of the foregoing legislation and developments is unclear, including how the requirements will be measured and whether additional or revised requirements may be enacted by Bermuda or Barbados. Failure to comply with the economic substance requirements could result in automatic disclosure of relevant information to competent authorities in the relevant EU member state or other jurisdiction in which the Company has its holding entity, its ultimate parent entity or an owner or beneficial owner. Other sanctions include financial penalties, restriction or regulation of business activities and/or being struck off as a registered entity in Bermuda or Barbados. As a result of a reorganization in the fourth quarter of fiscal 2025 involving the transfer of intangible assets previously held by Helen of Troy Limited (Barbados), we believe the risks associated with Barbados's economic substance requirements on the Company are minimal. However, we cannot predict the effect of Bermuda’s current or future economic substance requirements on our business, which may impact the manner and jurisdictions in which we operate, and which could adversely affect our business, financial condition or results of operations.

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

We are, from time to time, involved in various claims, litigation matters and regulatory proceedings that arise in the ordinary course of our business and that could have a material adverse effect on us. These matters may include personal injury and other tort claims, deceptive trade practice disputes, intellectual property disputes (including the Patent Litigation and ITC Action (each as defined below) regarding our PUR gravity-fed water filtration systems), product recalls, contract disputes, warranty disputes, employment and tax matters and other proceedings and litigation, including class actions. It is not possible to predict the outcome of pending or future litigation. As with any litigation, it is possible that some of the actions could be decided unfavorably, resulting in significant liability and, regardless of the ultimate outcome, can be costly to defend. Our results and our business could also be negatively impacted if one of our brands suffers substantial damage to its reputation due to a significant product recall or other product-related litigation and if we are unable to effectively manage real or perceived concerns about the safety, quality, or efficacy of our products.

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

If our goodwill, indefinite-lived and definite-lived intangible assets, or other long-lived assets become impaired, we will be required to record additional impairment charges, which may be significant.

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

During the second quarter of fiscal 2025, we concluded that a goodwill impairment triggering event had occurred primarily due to a sustained decline in our stock price. Additional factors that contributed to this conclusion included current macroeconomic trends and uncertainty surrounding inflation and high interest rates, which negatively impact consumer disposable income, credit availability, spending and overall consumer confidence, all of which had and may continue to adversely impact our sales, results of operations and cash flows. These factors were applicable to all of our reporting units which resulted in us performing quantitative goodwill impairment testing on all of our reporting units. We considered whether these events and circumstances would affect any other assets and concluded to perform quantitative impairment tests on our indefinite-lived trademark licenses and trade names and our definite-lived trademark licenses, trade names and customer relationships and lists. We performed quantitative impairment testing on our goodwill and intangible assets described above and determined none were impaired.

During the fourth quarter of fiscal 2025, we concluded a goodwill impairment triggering event had occurred due to a continued sustained decline in our stock price, resulting in our carrying value (excluding long-term debt) exceeding the Company's total enterprise value (market capitalization plus long-term debt). Additional factors that contributed to this conclusion included downward revisions to our internal forecasts and strategic long-term plans. These factors were applicable to all of our reporting units and indefinite-lived and definite-lived trademark licenses and trade names. Thus, we performed quantitative impairment testing on our goodwill and intangible assets described above. As a result of such testing, we recorded asset impairment charges of $51.5 million ($47.6 million after tax), during the fourth quarter of fiscal 2025, to reduce the goodwill and definite-lived trade name of our Drybar business, which is included within our Beauty & Wellness segment. Our Drybar business has continued to experience a decline in net sales revenue due to lower consumer demand, increased competition, and net distribution declines, all of which have contributed to reduced earnings and cash flows. In connection with our annual budgeting and forecasting process, management reduced its forecasts of Drybar's net sales revenue growth, gross margin and earnings before interest and taxes which also resulted in management selecting a lower royalty rate. For additional information regarding our impairment testing, refer to “Critical Accounting Policies and Estimates” in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 and Note 7 to the accompanying consolidated financial statements.

Considerable management judgment is necessary in reaching a conclusion regarding the reasonableness of fair value estimates, evaluating the most likely impact of a range of possible external conditions, considering the resulting operating changes and their impact on estimated future cash flows, determining the appropriate discount factors to use, and selecting and weighting appropriate comparable market level inputs. The recoverability of these non-current assets is dependent upon achievement of our projections and the continued execution of key initiatives related to revenue growth and profitability. The net sales revenue and profitability growth rates used in our projections are management’s estimate of the most likely results over time, given a wide range of potential outcomes. The assumptions and estimates used in our impairment testing involve significant elements of subjective judgment and analysis by our management. Some of the inherent estimates and assumptions used in determining the fair value of these non-current assets are outside of the control of management, including interest rates, cost of capital, tax rates, strength of retail economies and industry growth. Certain future events and circumstances, including deterioration of retail economic conditions, higher cost of capital, a decline in actual and expected consumer demand, among others, could result in changes to these assumptions and judgements. While we believe that the estimates and assumptions we use are reasonable at the time made, changes in business conditions or other unanticipated events and circumstances may occur that cause actual results to differ materially from projected results and this could potentially require future adjustments to our asset valuations and recognition of additional impairment charges.

Events and changes in circumstances that may indicate there is impairment and which may indicate interim impairment testing is necessary include, but are not limited to: strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions; the impact of the economic environment on our customer base and on broad market conditions that drive valuation considerations by market participants; a sustained decline in our stock price; our internal expectations with regard to future revenue growth, operating results and the assumptions we make when performing our impairment reviews; a significant decrease in the market price of our assets; a significant adverse change in the extent or manner in which our assets are used; a significant adverse change in legal factors or the business climate that could affect our assets; an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset; and significant changes in the cash flows associated with an asset. As a result of such circumstances, we may be required to revise certain accounting estimates and judgments related to the valuation of goodwill, indefinite-lived and definite-lived intangible assets and other long-lived assets, which could result in additional material impairment charges. Any such impairment charges could have a material adverse effect on our results of operations.

Our operating results may be adversely affected by foreign currency exchange rate fluctuations.

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries. Changes in the relation of other foreign currencies to the U.S. Dollar will affect our sales and profitability and can result in exchange losses because we have operations and assets located outside the U.S. We transact a portion of our international business in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales and operating expenses. As a result, portions of our cash, accounts receivable and accounts payable are denominated in foreign currencies. Accordingly, foreign operations will continue to expose us to foreign currency exchange rate fluctuations, which may result in the recognition of foreign exchange losses upon remeasurement to U.S. Dollars. Additionally, we purchase a substantial amount of our products from Chinese manufacturers in U.S. Dollars, who source a significant portion of their labor and raw materials in Chinese Renminbi. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years. During fiscal 2025, the average exchange rate of the Chinese Renminbi weakened against the U.S. dollar by approximately 1% compared to the average rate during fiscal 2024. Chinese Renminbi currency fluctuations have the potential to add volatility to our product costs over time.

Where operating conditions permit, we seek to reduce foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars. We use derivative financial instruments including forward contracts to mitigate certain foreign currency exchange rate risk inherent in our transactions denominated in foreign currencies. It is not practical for us to mitigate all our exposures, nor are we able to accurately project the possible effect of foreign currency remeasurement on our operating results or future net income due to our constantly changing exposure to various foreign currencies, difficulty in predicting fluctuations in foreign currency exchange rates relative to the U.S. Dollar and the significant number of currencies involved.

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

We need sufficient sources of liquidity to fund our working capital requirements, service our outstanding indebtedness and finance business opportunities. Without sufficient liquidity, we could be forced to curtail our operations, or we may not be able to pursue business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash, and borrowings under our credit facility. If our sources of liquidity do not satisfy our requirements, we may need to seek additional financing. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the reaction by banks and financial institutions to a public health crisis (such as pandemics and epidemics), the regulatory environment for banks and other financial institutions, the availability of credit and our reputation with potential lenders. Further, disruptions in national and international credit markets, including adverse developments impacting the financial services industry such as the recent bank closures and investor concerns regarding the U.S. or international financial systems, could result in limitations on credit availability, tighter lending standards, higher interest rates on consumer and business loans, and higher fees associated with obtaining and maintaining credit availability. Disruptions may also materially limit consumer credit availability and restrict credit availability to us and our customer base. In addition, in the event of disruptions in the financial markets, current or future lenders may become unwilling or unable to continue to advance funds under any agreements in place, increase their commitments under existing credit arrangements or enter into new financing arrangements. The Federal Open Market Committee lowered the benchmark interest rate by 100 basis points during fiscal 2025 compared to an increase of 75 basis points and 450 basis points during fiscal years 2024 and 2023, respectively. If interest rates increase and adverse economic changes occur, our access to credit on favorable interest rate terms may be impacted. In an economic downturn, we may also be unable to raise capital through debt or equity financings on terms acceptable to us or at all. Additionally, in challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business and our liquidity requirements. These factors could materially adversely affect our liquidity, costs of borrowing and our ability to pursue business opportunities or grow our business, and threaten our ability to meet our obligations as they become due. In addition, covenants in our debt agreement could restrict or delay our ability to obtain additional financing, potentially limiting our ability to adjust to rapidly changing market conditions or respond to business opportunities, or in the event of a failure to comply with such covenants, could result in an event of default, which if not cured or waived, could have a material adverse effect on us. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or for other operating needs.

In addition, our variable rate debt and related interest rate swaps use the Secured Overnight Financing Rate (“SOFR”), a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate), as a benchmark for establishing interest rates. SOFR is a backward-looking measure, calculated based on short-term repurchase agreements, backed by U.S. Treasury securities. As such, if interest rates were to increase, our debt service obligations on variable rate debt subject to SOFR would increase, which could negatively impact our net income, cash flows and financial condition.

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

Cybersecurity Governance

Cybersecurity is an important part of our enterprise risk management processes and an area of focus for our Board of Directors and management. The Company has a dedicated role in the Director of Cybersecurity and IT Compliance, who reports to our Senior Vice President of Information Technology (“SVP-IT”). Our current SVP-IT has significant experience in information technology across a variety of industries, including consumer goods, automotive, manufacturing and outsourcing. Our current SVP-IT and Director of Cybersecurity and IT Compliance also have experience in cybersecurity, information security, policy, architecture, engineering and incident response. The SVP-IT works with other functions within the Company to implement controls, procedures and practices to help minimize the Company's risks, as well as to introduce security by design. Our SVP-IT provides regular updates on cybersecurity matters to our senior management.

The Audit Committee assists the Board of Directors in its oversight of risks related to cybersecurity and directly oversees risk management relating to cybersecurity. The Audit Committee is also responsible for assessing the steps management has taken to monitor and control these risks and exposures and evaluating guidelines and policies with respect to our risk assessment and risk management. Our Chief Legal Officer working with the SVP-IT and other senior management is responsible for determining and coordinating reports and updates to the Audit Committee or the Board of Directors, or as requested by the Audit Committee or the Board of Directors. The Audit Committee reviews our cybersecurity program with management and reports to the Board of Directors with respect to, and its review of, the program. Cybersecurity reviews by the Audit Committee generally occur at least annually, or more frequently as determined to be necessary or advisable. The Board of Directors receives an update on the Company’s risk management processes and the risk trends related to cybersecurity at least annually.

Item 2. Properties

As of February 28, 2025, we own, lease or otherwise utilize through third-party management service agreements various properties worldwide for sales, procurement, research and development, administrative and distribution facilities. We lease our U.S. headquarters, which is located in El Paso, Texas, and we own three main distribution facilities, two of which are located in Southaven and Olive Branch, Mississippi. We completed the construction in March 2023 of our third main distribution facility in Gallaway, Tennessee, which became operational during the first quarter of fiscal 2024. Our distribution facilities in Gallaway, Tennessee and Southaven, Mississippi currently service our Home & Outdoor segment and Beauty & Wellness segment, respectively. Our distribution facility in Olive Branch, Mississippi currently services both of our segments. We believe our facilities are adequate to conduct our business. See Note 4 to the accompanying consolidated financial statements for additional information.

Item 3. Legal Proceedings

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described below.

Water Filtration Patent Litigation

On December 23, 2021, Brita LP filed a complaint against Kaz USA, Inc. and Helen of Troy Limited in the United States District Court for the Western District of Texas (the “Patent Litigation”), alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. In the Patent Litigation, Brita LP seeks monetary damages and injunctive relief relating to the alleged infringement. Brita LP simultaneously filed a complaint with the United States International Trade Commission (“ITC”) against Kaz USA, Inc., Helen of Troy Limited and five other unrelated companies that sell water filtration systems (the “ITC Action”). The complaint in the ITC Action also alleged patent infringement by the Company with respect to a limited set of PUR gravity-fed water filtration systems. In the ITC Action, Brita LP requested the ITC to initiate an unfair import investigation relating to such filtration systems. This action sought injunctive relief to prevent entry of certain accused PUR products (and certain other products) into the U.S. and cessation of marketing and sales of existing inventory that is already in the U.S. On January 25, 2022, the ITC instituted the investigation requested by the ITC Action. Discovery closed in the ITC Action in May 2022, and approximately half of the originally identified PUR gravity-fed water filters were removed from the case and are no longer included in the ITC Action. In August 2022, the parties participated in the evidentiary hearing, with additional supplemental hearings in October 2022. On February 28, 2023, the ITC issued an Initial Determination in the ITC Action, tentatively ruling against the Company and the other unrelated respondents. The ITC has a guaranteed review process, and thus all respondents, including the Company, filed a petition with the ITC for a full review of the Initial Determination. On September 19, 2023, the ITC issued its Final Determination in the Company’s favor. The ITC determined there was no violation by the Company and terminated the investigation. Brita LP is appealing the ITC's decision to the Federal Circuit (“CAFC Appeal”) and filed its Notice of Appeal on October 24, 2023. The Company intervened in the CAFC Appeal, but as of the filing date of this Form 10-K, oral argument has not been scheduled. The Patent Litigation remains stayed for the time being. We cannot predict the outcome of these legal proceedings, the amount or range of any potential loss, when the proceedings will be resolved, or customer acceptance of any replacement water filter. Litigation is inherently unpredictable, and the resolution or disposition of these proceedings could, if adversely determined, have a material and adverse impact on our financial position and results of operations.

EPA Regulatory Matter

During fiscal 2022 and 2023, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. We resumed normalized levels of shipping of the affected inventory during fiscal 2022 and we completed the repackaging and relabeling of our existing inventory of impacted products during fiscal 2023. Additionally, as a result of continuing dialogue with the EPA, we executed further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products, which were also completed during fiscal 2023. Ongoing settlement discussions with the EPA related to this matter may result in the imposition of fines or penalties in the future. Such potential fines or penalties cannot be reasonably estimated.

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

Approximate Number of Equity Security Holders of Record

Our common stock is our only class of equity security outstanding at February 28, 2025. As of April 17, 2025, there were 99 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

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

Share repurchase activity during the three-month period ended February 28, 2025, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
December 1 through December 31, 2024	14	$69.19	14	$499,941
January 1 through January 31, 2025	23	64.77	23	499,940
February 1 through February 28, 2025	193	58.39	193	499,928
Total	230	$59.69	230

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

Performance Graph

The graph below compares the cumulative total return of our Company to the NASDAQ Composite Index and a Peer Group Index, assuming $100 was invested on February 29, 2020. The Peer Group Index is the Dow Jones U.S. Personal Products Index. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

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

This MD&A, including the tables under the headings “Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment” and “Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP),” reports operating income, operating margin, net income and diluted earnings per share (“EPS”) without the impact of acquisition-related expenses, asset impairment charges, a discrete tax charge to revalue existing deferred tax liabilities due to Barbados enacting domestic corporate income tax legislation (“Barbados tax reform”), a charge for uncollectible receivables due to the bankruptcy of Bed, Bath & Beyond (“Bed, Bath & Beyond bankruptcy”), gain on sale of distribution and office facilities, a transitional income tax benefit resulting from the recognition of a deferred tax asset in connection with the reorganization of our intangible assets (“intangible asset reorganization”), restructuring charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial measures as defined by SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based financial measures presented in our consolidated statements of income. We believe that adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges and benefits on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures reflect the operating performance of our business and facilitate a more direct comparison of our performance to our competitors. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted EPS are not prepared in accordance with GAAP, are not an alternative to GAAP financial measures and may be calculated differently than non-GAAP financial measures disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP financial measures. These non-GAAP financial measures are discussed further and reconciled to their applicable GAAP-based financial measures contained in this MD&A beginning on page 51.

Overview

We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. Our portfolio of brands includes OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools, Drybar, Curlsmith, Revlon, and Olive & June, among others. We have built leading market positions through new product innovation, product quality and competitive pricing. As of February 28, 2025 we operated two reportable segments: Home & Outdoor and Beauty & Wellness.

Fiscal 2020 began Phase II of our transformation, which was designed to drive the next five years of progress. Fiscal 2024 concluded Phase II of our transformation strategy, which produced net sales growth and gross profit margin expansion. We expanded our portfolio of leading brands and international footprint with the acquisitions of Drybar, Osprey and Curlsmith. We completed the divestiture of our Personal Care business and extended our Revlon trademark license for a period of up to 100 years. We strategically and effectively deployed capital to construct our new distribution facility in Gallaway, Tennessee, repurchased shares of our common stock, and repaid amounts outstanding under our long-term debt agreement. We began publishing an annual Sustainability Report to provide transparency into our strategy and performance. During Phase II, we also initiated Project Pegasus, which included the creation of a North America RMO responsible for sales and go-to-market strategies for all categories and channels in the U.S. and Canada, and further centralization of certain functions under shared services, particularly in operations and finance to better support our business segments and RMOs.

Project Pegasus is a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and effectiveness and reduce costs. Project Pegasus includes initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate and amplify cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending and improve our cash flow and working capital, as well as other activities. These initiatives have created operating efficiencies, as well as provided a platform to fund future growth investments. During fiscal 2025, 2024 and 2023, we incurred $14.8 million, $18.7 million, and $27.4 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were recorded as “Restructuring charges” in the consolidated statements of income. See further discussion below within “Significant Trends Impacting the Business,” under “Project Pegasus” and Note 11 to the accompanying consolidated financial statements.

Fiscal 2025 began our Elevate for Growth Strategy, which provides our strategic roadmap through fiscal 2030. The long-term objectives of Elevate for Growth include continued organic sales growth, further margin expansion, and accretive capital deployment through strategic acquisitions, share repurchases and capital structure management. The Elevate for Growth Strategy includes an enhanced portfolio management strategy to invest in our brands and grow internationally based upon defined criteria with an emphasis on brand building, new product introductions and expanded distribution. We are continuing to execute our initiatives under Project Pegasus, which we expect to generate incremental fuel to invest in our brand portfolio and new capabilities. We intend to further leverage our operational scale and assets, including our new state-of-the-art distribution center, improved go-to-market structure with our North America RMO, and our expanded shared services capabilities. Additionally, we are committed to advancing our sustainability efforts as a core component of our Elevate for Growth Strategy, designing products that meet consumer expectations for quality, durability, and responsible production, while strengthening trust in our brands and enhancing their competitiveness in global markets. During fiscal 2025, we completed the geographic consolidation of our Beauty & Wellness businesses, created an integrated marketing center of excellence led by our Global Chief Marketing Officer that embraces next-level data analytics and consumer insight capabilities, and further integrated our supply chain and finance functions within our shared services.

During the second quarter of fiscal 2025, we concluded that a goodwill impairment triggering event had occurred. We performed quantitative impairment testing on our goodwill and certain intangible assets and determined none were impaired. During the fourth quarter of fiscal 2025, we concluded a goodwill impairment triggering event had occurred. Thus, we performed quantitative impairment testing on our goodwill and certain intangible assets. As a result of such testing, we recorded asset impairment charges of $51.5 million ($47.6 million after tax), during the fourth quarter of fiscal 2025, to reduce the goodwill and definite-lived trade name of our Drybar business, which is included within our Beauty & Wellness segment. We did not incur any asset impairment charges during fiscal 2024 and 2023. For additional information regarding the testing and analysis performed, refer to “Critical Accounting Policies and Estimates” in this Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

On December 16, 2024, we completed the acquisition of Olive & June, an innovative, omni-channel nail care brand. Olive & June products deliver a salon-quality experience at home and include nail polish, press-on nails, manicure and pedicure systems, grooming tools and nail care essentials. The Olive & June brand and products were added to the Beauty & Wellness segment. The total purchase consideration consists of initial cash consideration of $229.4 million, net of cash acquired, which included a preliminary net working capital adjustment and is subject to certain customary closing adjustments, and contingent cash consideration of up to $15.0 million subject to Olive & June's performance during calendar years 2025, 2026, and 2027, payable annually. The acquisition of Olive & June complements and broadens our existing Beauty portfolio beyond the hair care category and advances our Elevate for Growth Strategy to deploy accretive capital that leverages our capabilities and scale to accelerate growth, further expand margins, and drive greater earnings growth and free cash flow conversion. We incurred pre-tax acquisition-related expenses of $3.0 million during fiscal 2025, which were recognized in SG&A within our consolidated statement of income.

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

Significant Trends Impacting the Business

Project Pegasus
As discussed above, during fiscal 2023, we initiated Project Pegasus, which includes initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate and amplify cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending and improve our cash flow and working capital, as well as other activities. These initiatives have created operating efficiencies, as well as provided a platform to fund growth investments.

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

During the fourth quarter of fiscal 2025, we completed Project Pegasus, which resulted in total pre-tax restructuring charges of $60.9 million, of which $18.7 million were recognized in Home & Outdoor and $42.2 million in Beauty & Wellness. Total pre-tax restructuring charges were slightly above the high end of our range previously disclosed of $55 million primarily due to incurring higher severance and employee related costs, but well below our original expectations of $85 million to $95 million when the project was initiated. Pre-tax restructuring charges represented primarily cash expenditures and were substantially paid by the end of fiscal 2025, with a remaining liability of $7.7 million as of February 28, 2025, which is expected to be paid during fiscal 2026.

We continue to have the following expectations regarding Project Pegasus savings:
•Targeted annualized pre-tax operating profit improvements of approximately $75 million to $85 million, which began in fiscal 2024 and we expect to be substantially achieved by the end of fiscal 2027.
•Estimated cadence of the recognition of the savings will be approximately 25% and 35% in fiscal 2024 and 2025, respectively, which were both achieved, and approximately 25% and 15% in fiscal 2026 and 2027, respectively.
•Total profit improvements to be realized approximately 60% through reduced cost of goods sold and 40% through lower SG&A.

During fiscal 2025, our gross margin and operating margins were favorably impacted by lower commodity and product costs driven by our cost of goods savings projects. During fiscal 2024, our gross margin and operating margins were favorably impacted by our SKU rationalization efforts in Beauty & Wellness and lower commodity costs in Home & Outdoor driven by our cost of goods savings projects. In addition, during fiscal 2024 we had lower personnel costs as a result of our Project Pegasus role reductions; however, they were offset by higher annual incentive compensation expense, annual merit increases, and share-based compensation expense. During fiscal 2023, we implemented plans to reduce inventory levels, increase inventory turns, and improve cash flow and working capital. Improvements related to these initiatives began in the second half of fiscal 2023 and continued during fiscal 2024, enabling us to repay amounts outstanding under our long-term debt agreement and reduce our interest expense during fiscal 2024. Expectations regarding our Project Pegasus initiatives and our ability to realize targeted savings are based on management’s estimates available at the time and are subject to a number of assumptions that could materially impact our estimates.

During fiscal 2025, 2024 and 2023, we incurred $14.8 million, $18.7 million and $27.4 million of pre-tax restructuring costs, respectively, in connection with Project Pegasus, which were recorded as “Restructuring charges” in the consolidated statements of income. We made total cash restructuring payments of $11.9 million, $18.7 million and $20.8 million during fiscal 2025, 2024 and 2023, respectively, and had a remaining liability of $7.7 million as of February 28, 2025. See Note 11 to the accompanying consolidated financial statements for additional information.

Water Filtration Patent Litigation
On December 23, 2021, Brita LP filed the Patent Litigation, alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. Brita LP simultaneously filed the ITC Action against Kaz USA, Inc., Helen of Troy Limited and five other unrelated companies that sell water filtration systems. The complaint in the ITC Action also alleged patent infringement by the Company with respect to a limited set of PUR gravity-fed water filtration systems. This action sought injunctive relief to prevent entry of certain accused PUR products (and certain other products) into the U.S. and cessation of marketing and sales of existing inventory that is already in the U.S. On February 28, 2023, the ITC issued an Initial Determination in the ITC Action, tentatively ruling against the Company and the other unrelated respondents. The ITC has a guaranteed review process, and thus all respondents, including the Company, filed a petition with the ITC for a full review of the Initial Determination. On September 19, 2023, the ITC issued its Final Determination in the Company's favor. The ITC determined there was no violation by the Company and terminated the investigation. Brita LP is appealing the ITC's decision to the Federal Circuit and filed its Notice of Appeal on October 24, 2023. The Company intervened in the CAFC Appeal, but as of the filing date of this Form 10-K, oral argument has not been scheduled. The Patent Litigation remains stayed for the time being. We cannot predict the outcome of these legal proceedings, the amount or range of any potential loss, when the proceedings will be resolved, or customer acceptance of any replacement water filter. Litigation is inherently unpredictable, and the resolution or disposition of these proceedings could, if adversely determined, have a material and adverse impact on our financial position and results of operations. For additional information regarding the Patent Litigation and the ITC Action, see Item 3., “Legal Proceedings” and Note 12 to the accompanying consolidated financial statements.

Impact of Macroeconomic Trends
The Federal Open Market Committee lowered the benchmark interest rate by 100 basis points during fiscal 2025 compared to an increase of 75 basis points and 450 basis points during fiscal 2024 and 2023, respectively. As a result, during fiscal 2025, we incurred lower average interest rates compared to the prior year. During fiscal 2024 and 2023, we incurred higher average interest rates compared to the previous years. As of February 28, 2025 and February 29, 2024, $550 million and $500 million of the outstanding principal balance under the Credit Agreement, respectively, was hedged with interest rate swaps to fix the interest rate we pay. While the actual timing and extent of additional future changes in interest rates remains unknown, lower average interest rates would reduce interest expense on our outstanding variable rate debt not subject to the interest rate swaps. The financial markets, the global economy and global supply chain may also be adversely affected by the current or anticipated impact of military conflicts or other geopolitical events. High inflation and interest rates have also negatively impacted consumer disposable income, credit availability and spending, among others, which have adversely impacted our business, financial condition, cash flows and results of operations and may continue to have an adverse impact. See further discussion below under “Consumer Spending and Changes in Shopping Preferences.” We expect continued uncertainty in our business and the global economy due to pressure from inflation and consumer confidence, both of which may adversely impact our results.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 71% of our consolidated net sales revenue in fiscal 2025 was from U.S. shipments compared to 74% of consolidated net sales revenue in both fiscal 2024 and 2023.

Among other things, high levels of inflation and interest rates may negatively impact consumer disposable income, credit availability and spending. Consumer purchases of discretionary items, including the products that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.

Dynamic changes in consumer spending and shopping patterns are also having an impact on retailer inventory levels. Our ability to sell to retailers is predicated on their ability to sell to the end consumer. During fiscal year 2023, we experienced an adverse impact on orders from retail customers as they aimed to rebalance their inventory levels due to lower consumer demand and shifts in consumer spending patterns. We experienced some improvement in replenishment orders from certain retail customers in certain product categories during fiscal 2024. However, during fiscal 2025, we experienced reduced replenishment orders from retail customers in line with softer consumer demand and discretionary spending, which adversely impacted our sales, results of operations and cash flows. Additionally, during fiscal 2025, we experienced increased competition within our Beauty & Wellness segment and in the insulated beverageware category, which led to some declines in retail distribution. If orders from our retail customers continue to be adversely impacted, our sales, results of operations and cash flows may continue to be adversely impacted. We expect continued uncertainty in our business and the global economy due to inflation, changes in consumer spending patterns and increased competition. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today. For additional information on our related material risks, see Item 1A., “Risk Factors.”

Our concentration of sales reflects the continued evolution of consumer shopping preferences. For fiscal 2025, 2024 and 2023, our net sales to pure-play online retailers and retail customers fulfilling end-consumer online orders, as well as our own online sales directly to consumers comprised approximately 27%, 28% and 23%, respectively, of our total consolidated net sales revenue and decreased approximately 5.5% in fiscal 2025, grew approximately 14.3% in fiscal 2024 and decreased approximately 8.9% in fiscal 2023 over the prior fiscal year periods.

With the continued importance of online sales in the retail landscape, many brick and mortar retailers are aggressively looking for ways to improve their customer delivery capabilities to be able to meet customer expectations. As a result, it has become increasingly important for us to leverage our distribution capabilities in order to meet the changing demands of our customers, including increasing our online capabilities to support our direct-to-consumer sales channels and online channel sales by our retail customers. To meet these needs, we completed the construction of an additional distribution facility in Gallaway, Tennessee that became operational during the first quarter of fiscal 2024. During the first quarter of fiscal 2025, we experienced automation system startup issues at the facility which impacted some of our Home & Outdoor segment's small retail customer and direct-to-consumer orders. As a result, our sales during the first quarter of fiscal 2025 were adversely impacted due to shipping disruptions, and we incurred additional costs and lost efficiency during both the first and second quarters of fiscal 2025 as we worked to remediate the issues. As a result of the remediation efforts performed, the automation system began to operate as designed during the third quarter of fiscal 2025, and we achieved targeted efficiency levels by the end of fiscal 2025.

Additionally, we have invested in a centralized cloud-based e-commerce platform, which most of our brands are currently utilizing. The centralized cloud-based e-commerce platform enables us to leverage a common system and rapidly deploy new capabilities across all of our brands, as well as more easily integrate new brands. We believe this platform enhances the customer experience by strengthening the digital presentation and product browsing capabilities and improving the checkout process, order delivery and post-order customer care.

Global Supply Chain and Related Cost Inflation Trends
During fiscal 2023, after experiencing a strained global supply chain network and higher inbound freight costs in the prior year as a result of COVID-19, consumer demand slowed in reaction to a highly inflationary economic environment, global supply chain capacity improved and freight costs began to recede from their previous peaks. While we witnessed declines in inbound freight costs during fiscal 2024 from the higher costs we experienced as a result of COVID-19 and related global supply chain disruptions, there was minimal volatility in our inbound freight costs during fiscal 2025. Reemergence of these global supply chain disruptions and related inflationary cost trends could have negative impacts to our business, results of operations and financial condition.

EPA Compliance Costs
Some of our product lines are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the EPA, U.S. Customs and Border Protection, the U.S. Food and Drug Administration, and the U.S. Consumer Product Safety Commission.

During fiscal 2022 and 2023, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. We resumed normalized levels of shipping of the affected inventory during fiscal 2022 and we completed the repackaging and relabeling of our existing inventory of impacted products during fiscal 2023. Additionally, as a result of continuing dialogue with the EPA, we executed further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products, which were also completed during fiscal 2023.

We recorded charges to cost of goods sold to write-off obsolete packaging for the affected products in our inventory on-hand and in-transit. We have also incurred additional compliance costs comprised of obsolete packaging, storage and other charges from vendors, which were recognized in cost of goods sold and incremental warehouse storage costs and legal fees, which were recognized in SG&A. We refer to these charges as “EPA compliance costs” throughout this Annual Report. During fiscal 2023, we incurred $23.6 million in EPA compliance costs, of which $16.9 million and $6.7 million were recognized in cost of goods sold and SG&A, respectively, in our consolidated statement of income. The costs recognized in cost of goods sold included a $4.4 million charge to write-off the obsolete packaging for the affected additional humidifier products and affected additional air filtration products in our inventory on-hand and in-transit as of the end of the first quarter of fiscal 2023.

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

Potential Impact of Tariffs
Since 2019, the Office of the U.S. Trade Representative (“USTR”) has imposed, and in certain cases subsequently reduced or suspended, additional tariffs on products imported from China. We purchase a high concentration of our products from unaffiliated manufacturers located in China. This concentration exposes us to risks associated with doing business globally, including changes in tariffs. Furthermore, the new U.S. presidential administration has promoted and implemented plans to raise tariffs and pursue other trade policies intended to restrict imports. As of April 9, 2025, the U.S. has imposed an aggregate additional 145% tariff on imports from China. Other recent policy updates include a 25% tariff on imports from Mexico, which was subsequently postponed, and a 46% tariff on imports from Vietnam and specific tariffs on various U.S. trading partners, which were both subsequently paused for 90 days and replaced with a universal 10% tariff effective April 9, 2025. The U.S. tariff policies are continuing to evolve. As a result, our risks and mitigation plans as further described below will also continue to evolve as further developments arise. Any alteration of trade agreements and terms between China and the U.S., including limiting trade with China, imposing additional tariffs on imports from China and potentially imposing other restrictions on imports from China to the U.S. may result in further or higher tariffs or retaliatory trade measures by China (for example, China announced a reciprocal 125% tariff on imports from the U.S. effective April 11, 2025). We are in the process of determining our incremental tariff cost exposure in light of continuing changes to tariff policies, and the full extent of our potential mitigation plans, as well as the associated timing to implement such plans. To mitigate our risk of ongoing exposure to tariffs, we have initiated significant efforts to diversify our production outside of China into regions where we expect tariffs to be lower and to source the same product in more than one region, to the extent it is possible and not cost-prohibitive. We are also considering other mitigation actions, which could include cost reductions from suppliers, or price increases to customers, on products subject to tariffs.

In addition, in certain cases, we obtained exclusions from tariffs imposed in fiscal years 2019 and 2020 from the USTR on certain products that we import, and we further benefited from certain exclusions extended as a result of the COVID-19 pandemic. These exclusions expire in May 2025 which will result in higher tariffs assessed on the related products.

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

Changes in foreign currency exchange rates had an unfavorable impact on consolidated U.S. Dollar reported net sales revenue of approximately $2.5 million, or 0.1% for fiscal 2025, a favorable impact of approximately $6.8 million, or 0.3% for fiscal 2024 and an unfavorable impact of approximately $17.0 million, or 0.8% for fiscal 2023.

Variability of the Cough/Cold/Flu Season
Sales in several of our Beauty & Wellness segment categories are highly correlated to the severity of winter weather and cough/cold/flu incidence. In the U.S., the cough/cold/flu season historically runs from November through March, with peak activity normally in January to March. The 2024-2025 and 2023-2024 cough/cold/flu seasons were below historical averages seen prior to the impact of COVID-19. The 2022-2023 cough/cold/flu season was above historical averages, primarily early in the season, as respiratory infections surged in both children and adults and COVID-19 continued to be prevalent.

Results of Operations
This section provides an analysis of our results of operations for fiscal year 2025 as compared to fiscal year 2024 including discussion of material changes. Refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2024 Annual Report on Form 10-K, filed with the SEC on April 24, 2024, for an analysis and discussion of our fiscal year 2024 financial condition and results of operations as compared to fiscal year 2023, which such discussion is hereby incorporated by reference.

The following table provides selected operating data, in U.S. Dollars, as a percentage of net sales revenue, and as a year-over-year percentage change.

	Fiscal Years Ended Last Day of February,		% of Sales Revenue, net		% Change
(in thousands)	2025 (1)	2024	2025	2024	25/24
Sales revenue by segment, net
Home & Outdoor	$906,331	$916,381	47.5%	45.7%	(1.1)%
Beauty & Wellness	1,001,334	1,088,669	52.5%	54.3%	(8.0)%
Total sales revenue, net	1,907,665	2,005,050	100.0%	100.0%	(4.9)%
Cost of goods sold	993,259	1,056,390	52.1%	52.7%	(6.0)%
Gross profit	914,406	948,660	47.9%	47.3%	(3.6)%
SG&A	705,381	669,359	37.0%	33.4%	5.4%
Asset impairment charges	51,455	—	2.7%	—%	—%
Restructuring charges	14,822	18,712	0.8%	0.9%	(20.8)%
Operating income	142,748	260,589	7.5%	13.0%	(45.2)%
Non-operating income, net	838	1,518	—%	0.1%	(44.8)%
Interest expense	51,922	53,065	2.7%	2.6%	(2.2)%
Income before income tax	91,664	209,042	4.8%	10.4%	(56.2)%
Income tax (benefit) expense	(32,087)	40,448	(1.7)%	2.0%	*
Net income	$123,751	$168,594	6.5%	8.4%	(26.6)%

(1)Fiscal 2025 includes approximately eleven weeks of operating results from Olive & June, acquired on December 16, 2024. For additional information see Note 6 to the accompanying consolidated financial statements.

*    Calculation is not meaningful.

Comparison of Fiscal 2025 to Fiscal 2024 Financial Results

•Consolidated net sales revenue decreased 4.9%, or $97.4 million, to $1,907.7 million compared to $2,005.1 million for the same period last year.

•Consolidated operating income decreased 45.2%, or $117.8 million, to $142.7 million, compared to $260.6 million for the same period last year. Consolidated operating margin decreased 5.5 percentage points to 7.5%, compared to 13.0% for the same period last year. Consolidated operating income for fiscal 2025 includes pre-tax asset impairment charges of $51.5 million, pre-tax restructuring charges of $14.8 million related to Project Pegasus and pre-tax acquisition-related expenses of $3.0 million. Consolidated operating income for fiscal 2024 included a pre-tax gain on sale of distribution and office facilities of $34.2 million, pre-tax restructuring charges of $18.7 million related to Project Pegasus and a pre-tax Bed, Bath & Beyond bankruptcy charge of $4.2 million.

•Consolidated adjusted operating income decreased 16.3%, or $49.2 million, to $252.3 million, compared to $301.5 million for the same period last year. Consolidated adjusted operating margin decreased 1.8 percentage points to 13.2% of consolidated net sales revenue, compared to 15.0% for the same period last year.

•Net income decreased 26.6%, or $44.8 million, to $123.8 million, compared to $168.6 million for the same period last year. Diluted EPS decreased 23.6% to $5.37, compared to $7.03 for the same period last year.

•Adjusted income decreased 22.5% to $165.4 million, compared to $213.5 million for the same period last year. Adjusted diluted EPS decreased 19.5% to $7.17, compared to $8.91 for the same period last year.

Consolidated and Segment Net Sales Revenue

The following table summarizes the impact that Organic business, foreign currency and acquisitions had on our net sales revenue by segment:

	Fiscal Year Ended Last Day of February,
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Fiscal 2024 sales revenue, net	$916,381	$1,088,669	$2,005,050
Organic business	(9,205)	(108,670)	(117,875)
Impact of foreign currency	(845)	(1,675)	(2,520)
Acquisition (1)	—	23,010	23,010
Change in sales revenue, net	(10,050)	(87,335)	(97,385)
Fiscal 2025 sales revenue, net	$906,331	$1,001,334	$1,907,665

Total net sales revenue growth (decline)	(1.1)%	(8.0)%	(4.9)%
Organic business	(1.0)%	(10.0)%	(5.9)%
Impact of foreign currency	(0.1)%	(0.2)%	(0.1)%
Acquisition	—%	2.1%	1.1%

(1)On December 16, 2024, we completed the acquisition of Olive & June. Olive & June sales are reported in Acquisition for the Beauty & Wellness segment in fiscal 2025 and consist of approximately eleven weeks of operating results. For additional information see Note 6 to the accompanying consolidated financial statements.

In the above table, Organic business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand was acquired, excluding the impact that foreign currency remeasurement had on reported net sales revenue. Net sales revenue from internally developed brands or product lines is considered Organic business activity.

Consolidated Net Sales Revenue

Comparison of Fiscal 2025 to 2024
Consolidated net sales revenue decreased $97.4 million, or 4.9%, to $1,907.7 million, compared to $2,005.1 million. The decline was driven by a decrease from Organic business of $117.9 million, or 5.9%, primarily due to:
•a decline in Beauty & Wellness driven by softer consumer demand, increased competition and reduced orders from retail customers, net distribution declines within Beauty and softness in consecutive illness seasons unfavorably impacting Wellness; and
•a decline in Home & Outdoor primarily due to lower replenishment orders from retail customers, softer consumer demand, increased competition in the insulated beverageware category and the impact of shipping disruption at our Tennessee distribution facility due to automation startup issues affecting some of the segment's small retail customer and direct-to-consumer orders during the first quarter of fiscal 2025.

These factors were partially offset by international growth and higher sales of fans and thermometers.

The Olive & June acquisition contributed $23.0 million, or 1.1%, to consolidated net sales revenue growth. Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $2.5 million, or 0.1%.

Segment Net Sales Revenue
Home & Outdoor

Comparison of Fiscal 2025 to 2024
Net sales revenue decreased $10.1 million, or 1.1%, to $906.3 million, compared to $916.4 million. The decrease was primarily driven by:
•lower replenishment orders from retail customers;
•softer consumer demand;
•increased competition in the insulated beverageware category;
•a decrease in club and closeout channel sales in the home category;
•softness in the technical pack and accessory category; and
•the impact of shipping disruption at our Tennessee distribution facility due to automation startup issues affecting some of the segment's small retail customer and direct-to-consumer orders during the first quarter of fiscal 2025.

These factors were partially offset by:
•new and expanded distribution in the home and insulated beverageware categories;
•higher international sales primarily driven by new and expanded retailer distribution across all categories and strong demand for travel and lifestyle packs; and
•an increase in club channel sales in the insulated beverageware category.

Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $0.8 million, or 0.1%.

Beauty & Wellness

Comparison of Fiscal 2025 to 2024
Net sales revenue decreased $87.3 million, or 8.0%, to $1,001.3 million, compared to $1,088.7 million. The decrease was primarily driven by a decrease from Organic business of $108.7 million, or 10.0%, primarily due to:
•a decline in sales of hair appliances and prestige hair care products primarily due to softer consumer demand, increased competition, net distribution declines and shipping disruption from Curlsmith system integration challenges;
•lower sales of humidifiers and air purifiers, primarily driven by reduced replenishment orders from retail customers due to a decline in consumer demand, overall softness in consecutive illness seasons and increased competition in air purification;
•a decrease in water filtration product revenue primarily driven by the expiration of an out-license relationship and category softness; and
•a decrease in heater sales primarily due to a slow start to the winter season and net distribution declines.

These factors were partially offset by an increase in fan and thermometer sales.

The Olive & June acquisition contributed $23.0 million, or 2.1%, to segment net sales revenue growth. Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $1.7 million, or 0.2%.

Consolidated Gross Profit Margin

Comparison of Fiscal 2025 to 2024
Consolidated gross profit margin increased 0.6 percentage points to 47.9%, compared to 47.3%. The increase in consolidated gross profit margin was primarily due to favorable inventory obsolescence expense year-over-year and lower commodity and product costs, partly driven by Project Pegasus initiatives.

These factors were partially offset by a less favorable product mix within the segments and a less favorable customer mix within Home & Outdoor.

Consolidated SG&A

Comparison of Fiscal 2025 to 2024
Consolidated SG&A ratio increased 3.6 percentage points to 37.0%, compared to 33.4%. The increase in the consolidated SG&A ratio was primarily due to:
•higher marketing expense as we reinvested back into our brands;
•the unfavorable comparative impact of a gain on the sale of the El Paso facility of $34.2 million recognized in the prior year;
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

Asset Impairment Charges

Fiscal 2025
During the fourth quarter of fiscal 2025, we recorded asset impairment charges of $51.5 million ($47.6 million after tax) to reduce the goodwill and definite-lived trade name of our Drybar business, which is included within our Beauty & Wellness segment. For additional information regarding the testing and analysis performed, refer to “Critical Accounting Policies and Estimates” in this Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Fiscal 2024
We did not record any asset impairment charges.

Restructuring Charges

Fiscal 2025
We incurred $14.8 million of pre-tax restructuring costs related primarily to severance and employee related costs, professional fees and contract termination costs under Project Pegasus. During fiscal 2025, we made total cash restructuring payments of $11.9 million and had a remaining liability of $7.7 million as of February 28, 2025.

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

Operating Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment

In order to provide a better understanding of the impact of certain items on our operating income, the tables that follow report the comparative pre-tax impact of acquisition-related expenses, asset impairment charges, Bed, Bath & Beyond bankruptcy, gain on sale of distribution and office facilities, restructuring charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on operating income and operating margin for each segment and in total for the periods presented below. Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended February 28, 2025
(in thousands)	Home & Outdoor		Beauty & Wellness (1)		Total
Operating income, as reported (GAAP)	$119,601	13.2%	$23,147	2.3%	$142,748	7.5%
Acquisition-related expenses	—	—%	3,035	0.3%	3,035	0.2%
Asset impairment charges	—	—%	51,455	5.1%	51,455	2.7%
Restructuring charges	4,855	0.5%	9,967	1.0%	14,822	0.8%
Subtotal	124,456	13.7%	87,604	8.7%	212,060	11.1%
Amortization of intangible assets	7,064	0.8%	11,811	1.2%	18,875	1.0%
Non-cash share-based compensation	10,402	1.1%	10,974	1.1%	21,376	1.1%
Adjusted operating income (non-GAAP)	$141,922	15.7%	$110,389	11.0%	$252,311	13.2%

	Fiscal Year Ended February 29, 2024
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating income, as reported (GAAP)	$142,732	15.6%	$117,857	10.8%	$260,589	13.0%
Bed, Bath & Beyond bankruptcy	3,087	0.3%	1,126	0.1%	4,213	0.2%
Gain on sale of distribution and office facilities	(16,175)	(1.8)%	(18,015)	(1.7)%	(34,190)	(1.7)%
Restructuring charges	5,144	0.6%	13,568	1.2%	18,712	0.9%
Subtotal	134,788	14.7%	114,536	10.5%	249,324	12.4%
Amortization of intangible assets	7,057	0.8%	11,269	1.0%	18,326	0.9%
Non-cash share-based compensation	16,319	1.8%	17,553	1.6%	33,872	1.7%
Adjusted operating income (non-GAAP)	$158,164	17.3%	$143,358	13.2%	$301,522	15.0%

(1)Fiscal 2025 includes approximately eleven weeks of operating results from Olive & June, acquired on December 16, 2024. For additional information see Note 6 to the accompanying consolidated financial statements.

Consolidated Operating Income

Comparison of Fiscal 2025 to 2024
Consolidated operating income was $142.7 million, or 7.5% of net sales revenue, compared to $260.6 million, or 13.0% of net sales revenue. Fiscal 2025 includes pre-tax acquisition-related expenses of $3.0 million, pre-tax asset impairment charges of $51.5 million, and pre-tax restructuring charges of $14.8 million, compared to a pre-tax Bed, Bath & Beyond bankruptcy charge of $4.2 million, a pre-tax gain on sale of distribution and office facilities of $34.2 million and pre-tax restructuring charges of $18.7 million in fiscal 2024. The combined effect of these items unfavorably impacted the year-over-year comparison of consolidated operating margin by a combined 4.2 percentage points. The remaining 1.3 percentage point decrease in consolidated operating margin was primarily driven by:
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
•lower commodity and product costs, partly driven by Project Pegasus initiatives; and
•lower overall personnel expense primarily driven by lower annual incentive compensation expense.

Consolidated adjusted operating income decreased 16.3% to $252.3 million, or 13.2% of net sales revenue, compared to $301.5 million, or 15.0% of net sales revenue.

Home & Outdoor

Comparison of Fiscal 2025 to 2024
Operating income was $119.6 million, or 13.2% of segment net sales revenue, compared to $142.7 million, or 15.6% of segment net sales revenue. The 2.4 percentage point decrease in segment operating margin was primarily due to:
•the unfavorable comparative impact of a gain on the sale of the El Paso facility of $16.2 million recognized in the prior year;
•a less favorable product and customer mix;
•higher marketing expense as we reinvested back into our brands; and
•unfavorable distribution center expense primarily due to additional costs and lost efficiency associated with automation startup issues at our Tennessee distribution facility.

These factors were partially offset by:
•favorable inventory obsolescence expense year-over-year;
•lower commodity and product costs, partly driven by Project Pegasus initiatives; and
•lower overall personnel expense primarily driven by lower annual incentive compensation expense.

Adjusted operating income decreased 10.3% to $141.9 million, or 15.7% of segment net sales revenue, compared to $158.2 million, or 17.3% of segment net sales revenue.

Beauty & Wellness

Comparison of Fiscal 2025 to 2024
Operating income was $23.1 million, or 2.3% of segment net sales revenue, compared to $117.9 million, or 10.8% of segment net sales revenue. Operating income in fiscal 2025 included $51.5 million of pre-tax asset impairment charges. The effect of this item unfavorably impacted the year-over-year comparison of segment operating margin by 5.1 percentage points. The remaining 3.4 percentage point decrease in segment operating margin was primarily due to:
•higher marketing and new product development expense as we reinvested back into our brands;
•the unfavorable comparative impact of a gain on the sale of the El Paso facility of $18.0 million recognized in the prior year;
•a less favorable product mix; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by:
•lower commodity and product costs, partly driven by Project Pegasus initiatives;
•favorable inventory obsolescence expense year-over-year; and
•lower overall personnel expense primarily driven by lower annual incentive compensation expense.

Adjusted operating income decreased 23.0% to $110.4 million, or 11.0% of segment net sales revenue, compared to $143.4 million, or 13.2% of segment net sales revenue.

Interest Expense

Comparison of Fiscal 2025 to 2024
Interest expense was $51.9 million, compared to $53.1 million. The decrease in interest expense was primarily due to lower average borrowings outstanding, partially offset by a higher average effective interest rate inclusive of the impact of our interest rate swaps compared to the prior year.

Income Tax Expense

The period-over-period comparison of our effective tax rate is often impacted by the mix of income in our various tax jurisdictions. Due to our organization in Bermuda and the ownership structure of our foreign subsidiaries, many of which are not owned directly or indirectly by a U.S. parent company, an immaterial amount of our foreign income is subject to U.S. taxation on a permanent basis under current law. Additionally, our intangible assets are largely owned by our foreign affiliates, resulting in proportionally higher earnings in jurisdictions with lower statutory tax rates, which historically had the effect of decreasing our overall effective tax rate.

The OECD has introduced a framework to implement a global minimum corporate income tax of 15%, referred to as “Pillar Two.” Certain countries in which we operate have enacted Pillar Two legislation and continue to modify their rules and guidance, often to align with ongoing OECD interpretive guidance on the “Model Rules.” Meanwhile, additional countries are in the process of introducing legislation to implement Pillar Two, even as the OECD continues to modify its administrative guidance. Pillar Two legislation effective for our fiscal 2025 has been incorporated into our financial statements. However, the extent to which other jurisdictions adopt or enact Pillar Two is uncertain and could increase the cost and complexity of compliance, and we expect that it could have a further material adverse affect on our global effective tax rate in fiscal 2026.

In response to Pillar Two, on May 24, 2024, Barbados enacted a domestic corporate income tax rate of 9%, effective for our fiscal 2025. We incorporated this corporate income tax into our income tax provision and revalued our existing deferred tax liabilities subject to the Barbados legislation, which resulted in a discrete tax charge of $6.0 million during fiscal 2025. Additionally, Barbados enacted a DMTT of 15% which applies to Barbados businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective beginning with our fiscal 2026. Although we currently do not expect the Barbados DMTT to have a material impact to our consolidated financial statements, we will continue to monitor and evaluate impacts as further regulatory guidance becomes available.

Like Barbados, the government of Bermuda enacted a 15% corporate income tax that will become effective for us in fiscal 2026. The Bermuda corporate income tax allows for a beginning net operating loss balance related to the five years preceding the effective date. Accordingly, during fiscal 2024, we recorded a deferred tax asset of $9.3 million for the Bermuda net operating losses generated from fiscal 2021 through 2024 with an offsetting valuation allowance of $9.3 million. Although we currently do not expect this Bermuda tax to have a material impact to our consolidated financial statements, we will continue to monitor and evaluate impacts as further regulatory guidance becomes available.

In the fourth quarter of fiscal 2025, we implemented a reorganization involving the transfer of intangible assets previously held by Helen of Troy Limited (Barbados). The reorganization resulted in the consolidation of the ownership of intangible assets, supporting streamlined internal licensing and centralized management of the intangible assets. As a result of the reorganization, additional intangible assets are now owned by our subsidiary in Switzerland. Further, the reorganization resulted in a transitional income tax benefit of $64.6 million from the recognition of a deferred tax asset, partially offset by taxes associated with the transfer.

Fiscal 2025 income tax benefit as a percentage of income before income tax was 35.0% compared to income tax expense of 19.3% for fiscal 2024, primarily due to the transitional tax benefit resulting from the intangible asset reorganization, a tax benefit related to a resolution of an uncertain tax position, the comparative impact of tax expense recognized in the prior year for the gain on the sale of the El Paso facility, partially offset by the Barbados tax legislation described above, including a discrete tax charge of $6.0 million during fiscal 2025 to revalue deferred tax liabilities, and shifts in the mix of income in our various tax jurisdictions.

Net Income, Diluted EPS, Adjusted Income (non-GAAP), and Adjusted Diluted EPS (non-GAAP)

In order to provide a better understanding of the impact of certain items on our income and diluted EPS, the tables that follow report the comparative after-tax impact of acquisition-related expenses, asset impairment charges, Barbados tax reform, Bed, Bath & Beyond bankruptcy, gain on sale of distribution and office facilities, intangible asset reorganization, restructuring charges, amortization of intangible assets, and non‐cash share‐based compensation, as applicable, on income and diluted EPS for the periods presented below. Adjusted income and adjusted diluted EPS may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended February 28, 2025
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$91,664	$(32,087)	$123,751	$3.97	$(1.39)	$5.37
Acquisition-related expenses	3,035	—	3,035	0.13	—	0.13
Asset impairment charges	51,455	3,895	47,560	2.23	0.17	2.06
Barbados tax reform	—	(6,045)	6,045	—	(0.26)	0.26
Intangible asset reorganization	—	64,604	(64,604)	—	2.80	(2.80)
Restructuring charges	14,822	1,433	13,389	0.64	0.06	0.58
Subtotal	160,976	31,800	129,176	6.98	1.38	5.60
Amortization of intangible assets	18,875	2,798	16,077	0.82	0.12	0.70
Non-cash share-based compensation	21,376	1,240	20,136	0.93	0.05	0.87
Adjusted (non-GAAP)	$201,227	$35,838	$165,389	$8.72	$1.55	$7.17

Weighted average shares of common stock used in computing diluted EPS						23,065

	Fiscal Year Ended February 29, 2024
	Income			Diluted EPS
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$209,042	$40,448	$168,594	$8.72	$1.69	$7.03
Bed, Bath & Beyond bankruptcy	4,213	53	4,160	0.18	—	0.17
Gain on sale of distribution and office facilities	(34,190)	(8,787)	(25,403)	(1.43)	(0.37)	(1.06)
Restructuring charges	18,712	234	18,478	0.78	0.01	0.77
Subtotal	197,777	31,948	165,829	8.25	1.33	6.92
Amortization of intangible assets	18,326	2,447	15,879	0.76	0.10	0.66
Non-cash share-based compensation	33,872	2,110	31,762	1.41	0.09	1.33
Adjusted (non-GAAP)	$249,975	$36,505	$213,470	$10.43	$1.52	$8.91

Weighted average shares of common stock used in computing diluted EPS						23,970

Comparison of Fiscal 2025 to 2024
Net income was $123.8 million compared to $168.6 million. Diluted EPS was $5.37 compared to $7.03. Diluted EPS decreased primarily due to lower operating income inclusive of after-tax asset impairment charges of $47.6 million, partially offset by a decrease in the effective income tax rate due to a $64.6 million transitional income tax benefit recognized in connection with our intangible asset reorganization and lower weighted average diluted shares outstanding.

Adjusted income decreased $48.1 million, or 22.5%, to $165.4 million compared to $213.5 million. Adjusted diluted EPS decreased 19.5% to $7.17 compared to $8.91.

Liquidity and Capital Resources

We principally rely on our cash flow from operations and borrowings under our Credit Agreement to finance our operations, capital and intangible asset expenditures, acquisitions and share repurchases. Historically, our principal uses of cash to fund our operations have included operating expenses, primarily SG&A, and working capital, predominantly for inventory purchases and the extension of credit to our retail customers. We have typically been able to generate positive cash flow from operations sufficient to fund our operating activities. In the past, we have utilized a combination of available cash and existing, or additional, sources of financing to fund strategic acquisitions, share repurchases and capital investments. We generated $113.2 million in cash from operations during fiscal 2025 and had $18.9 million in cash and cash equivalents at February 28, 2025. As of February 28, 2025, the amount of cash and cash equivalents held by our foreign subsidiaries was $16.0 million. During fiscal 2025, we acquired Olive & June for $229.4 million in cash, net of cash acquired, and contingent cash consideration of up to $15.0 million, subject to Olive & June's performance during calendar years 2025, 2026, and 2027, payable annually. The acquisition was funded with cash on hand and borrowings under our existing revolving credit facility. We have no existing activities involving special purpose entities or off-balance sheet financing.

Our anticipated material cash requirements in fiscal 2026 include the following:
•operating expenses, primarily SG&A and working capital predominately for inventory purchases and to carry normal levels of accounts receivable on our balance sheet;
•repayment of a current maturity of long term debt of $9.4 million;
•estimated interest payments of approximately $55.4 million based on outstanding debt obligations, weighted average interest rates and interest rate swaps in effect at February 28, 2025;
•minimum operating lease payments under existing obligations of approximately $8.2 million;
•minimum royalty payments under existing license agreements of approximately $6.3 million;
•restructuring payments under Project Pegasus of approximately $7.7 million (refer to Note 11 for additional information); and
•capital and intangible asset expenditures between approximately $25 million to $30 million to support ongoing operations and future infrastructure needs, including investments to transfer sourcing of certain products.

Our anticipated material cash requirements beyond fiscal 2026 include the following:
•operating expenses, primarily SG&A and working capital predominately for inventory purchases and to carry normal levels of accounts receivable on our balance sheet;
•outstanding long-term debt obligations maturing between fiscal 2027 and fiscal 2029, in an aggregate principal value of approximately $912.5 million, with $887.5 million of that amount maturing in fiscal 2029 (refer to Note 13 to the accompanying consolidated financial statements for additional information);
•estimated interest payments of approximately $55.0 million, $54.6 million, and $51.7 million in fiscal 2027, fiscal 2028, and fiscal 2029, respectively, based on outstanding debt obligations, weighted average interest rates and interest rate swaps in effect at February 28, 2025 (refer to Note 13 to the accompanying consolidated financial statements for additional information);
•minimum operating lease payments of approximately $48.5 million over the term of our existing operating lease arrangements (refer to Note 3 to the accompanying consolidated financial statements for additional information);
•minimum royalty payments of approximately $20.0 million over the term of the existing license agreements (refer to Note 12 to the accompanying consolidated financial statements for additional information); and
•capital and intangible asset expenditures to support ongoing operations and future infrastructure needs.

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

Operating Activities

Comparison of Fiscal 2025 to 2024
Operating activities provided net cash of $113.2 million compared to $306.1 million. The decrease was primarily driven by increases in payments for inventory, annual incentive compensation and income taxes, as well as a decrease in cash earnings, partially offset by decreases in cash used for restructuring activities and interest payments.

Investing Activities

Investing activities used cash of $263.1 million in fiscal 2025 and provided cash of $5.4 million in fiscal 2024.

Highlights from Fiscal 2025
•We paid $229.4 million, net of cash acquired, to acquire Olive & June and made investments in capital and intangible asset expenditures of $30.1 million, of which $5.6 million primarily related to the implementation of an automation system at our new two million square foot distribution facility. Capital and intangible asset expenditures also included expenditures for computer, furniture and other equipment and tooling, molds, and other production equipment.

Highlights from Fiscal 2024
•We received proceeds of $49.5 million from the sale of our distribution and office facilities in El Paso, Texas and made investments in capital and intangible asset expenditures of $36.6 million, of which $19.3 million related to expenditures, primarily equipment, for our new distribution facility. Capital and intangible asset expenditures also included expenditures for computer, furniture and other equipment and tooling, molds, and other production equipment. In addition, we invested $9.6 million in U.S. Treasury Bills.

Financing Activities

Financing activities provided cash of $150.2 million and used cash of $322.1 million in fiscal 2025 and 2024.

Highlights from Fiscal 2025
•we had proceeds of $1,096.6 million from revolving loans under our Credit Agreement;
•we repaid $840.5 million of revolving loans drawn under our Credit Agreement;
•we repaid $6.3 million of long-term debt; and
•we repurchased and retired 1,038,696 shares of common stock at an average price of $99.34 per share for a total purchase price of $103.2 million through a combination of open market purchases and the settlement of certain stock awards.

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

Outstanding letters of credit reduce the borrowing availability under the Credit Agreement on a dollar-for-dollar basis. We are able to repay amounts borrowed at any time without penalty. Borrowings accrue interest under one of two alternative methods pursuant to the Credit Agreement as described below. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment and letter of credit fees under the Credit Agreement. The term loans are payable at the end of each fiscal quarter in equal installments of 0.625% through February 28, 2025, 0.9375% through February 28, 2026, and 1.25% thereafter of the original principal balance of the term loans, which began in the first quarter of fiscal 2025, with the remaining balance due at the maturity date. Borrowings under the Credit Agreement bear floating interest at either the Base Rate or Term SOFR (as defined in the Credit Agreement), plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.125% and 1.0% to 2.125% for Base Rate and Term SOFR borrowings, respectively, pursuant to the below table.

Pricing Level	Net Leverage Ratio	Revolving Commitment Fee and Delayed Draw Commitment Fee	Term SOFR for Loans & Letter of Credit Fees	Base Rate for Loans
I	Less than 1.00 to 1.00	0.100%	1.000%	0.000%
II	Greater than or equal to 1.00 to 1.00 but less than 1.50 to 1.00	0.150%	1.125%	0.125%
III	Greater than or equal to 1.50 to 1.00 but less than 2.00 to 1.00	0.200%	1.250%	0.250%
IV	Greater than or equal to 2.00 to 1.00 but less than 2.50 to 1.00	0.250%	1.500%	0.500%
V	Greater than or equal to 2.50 to 1.00 but less than 3.00 to 1.00	0.300%	1.750%	0.750%
VI	Greater than or equal to 3.00 to 1.00 but less than 3.50 to 1.00	0.350%	2.000%	1.000%
VII	Greater than or equal to 3.50 to 1.00	0.400%	2.125%	1.125%

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

The floating interest rates on our borrowings under the Credit Agreement and Prior Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $550 million and $500 million of the outstanding principal balance under the Credit Agreement as of February 28, 2025 and February 29, 2024, respectively. See Notes 14, 15, and 16 to the accompanying consolidated financial statements for additional information regarding our interest rate swaps.

In connection with the acquisition of Olive & June, we provided notice of a qualified acquisition and borrowed $235.0 million under our Credit Agreement to fund the acquisition initial cash consideration inclusive of amounts for cash acquired. The exercise of the qualified acquisition notice triggered temporary adjustments to the maximum leverage ratio, which was 3.50 to 1.00 before the impact of the qualified acquisition notice. As a result of the qualified acquisition notice, commencing at the beginning of our fourth quarter of fiscal 2025, the maximum leverage ratio is 4.50 to 1.00 through November 30, 2025 and 3.50 to 1.00 thereafter. For additional information on the acquisition, see Note 6 to the accompanying consolidated financial statements.

As of February 28, 2025, the outstanding Credit Agreement principal balance was $921.9 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $9.5 million. The weighted average interest rate on borrowings outstanding under the Credit Agreement was 5.6% at February 28, 2025. As of February 28, 2025, the amount available for revolving loans under the Credit Agreement was $312.4 million and the amount available per the maximum leverage ratio was $446.1 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of February 28, 2025, these covenants effectively limited our ability to incur more than $312.4 million of additional debt from all sources, including the Credit Agreement, the lesser of the two borrowing limitations.

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

As of February 28, 2025, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

The table below provides the formulas currently in effect for certain key financial covenants as defined under our Credit Agreement:

Applicable Financial Covenant	Credit Agreement
Minimum Interest Coverage Ratio	EBIT (1) ÷ Interest Expense (1)
Minimum Required: 3.00 to 1.00
Maximum Leverage Ratio	Total Current and Long Term Debt (2) ÷ EBITDA (1) + Pro Forma Effect of Transactions
Maximum Currently Allowed: 4.50 to 1.00 (3)

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
(3)In the event a qualified acquisition is consummated, the maximum leverage ratio is 4.50 to 1.00 for the first four fiscal quarters after the qualified acquisition is consummated. During fiscal 2025, we provided a qualified acquisition notice and, as a result, the maximum leverage ratio is 4.50 to 1.00 through November 30, 2025 and 3.50 to 1.00 thereafter.
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

Acquisitions, Goodwill and Indefinite-Lived Intangibles, and Related Impairment Testing
A significant portion of our non-current assets consists of goodwill and intangible assets recorded as a result of past acquisitions. Accounting for business combinations requires the use of estimates and assumptions in determining the fair value of assets acquired and liabilities assumed in order to properly allocate the purchase price. Goodwill is recorded as the difference, if any, between the aggregate consideration paid and the fair value of the net tangible and intangible assets acquired in the acquisition of a business. Our intangible assets acquired primarily include trade names and customer relationships. The fair value of our assets acquired and liabilities assumed are typically based upon valuations performed by independent third-party appraisers using the income approach, including estimated future discounted cash flow models (“DCF Models”), the relief from royalty method for trade names, and the distributor method for customer relationships. The fair value of our trade names and customer relationships acquired involved significant estimates and assumptions, including revenue growth rates, gross profit and operating profit margins, discount rates and royalty and customer attrition rates (as applicable). We believe that the fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that marketplace participants would use.

We review goodwill and indefinite-lived intangible assets for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We consider whether circumstances or conditions exist which suggest that the carrying value of our goodwill and indefinite-lived intangible assets might be impaired. If such circumstances or conditions exist, we perform a qualitative assessment to determine whether it is more likely than not that the assets are impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). We operate two reportable segments, Home & Outdoor and Beauty & Wellness, which are comprised of eight reporting units, one of which does not have any goodwill recorded. If the results of the qualitative assessment indicate that it is more likely than not that the assets are impaired, further steps are required in order to determine whether the carrying value of each reporting unit and indefinite-lived intangible assets exceeds its fair market value. An impairment charge is recognized to the extent the goodwill or indefinite-lived intangible asset recorded exceeds the reporting unit’s or asset's fair value. We perform our annual impairment testing for goodwill and indefinite-lived assets as of the beginning of the fourth quarter of our fiscal year.

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

We estimate the fair value of our reporting units using an income approach based upon projected future DCF Models. Under the DCF Model, the fair value of each reporting unit is determined based on the present value of estimated future cash flows, discounted at a risk-adjusted rate of return. We use internal forecasts and strategic long-term plans to estimate future cash flows, including net sales revenue, gross profit margin, and earnings before interest and taxes margins. Our internal strategic long-term plans were developed in tandem with our Elevate for Growth Strategy, which provides the Company’s strategic roadmap through fiscal 2030. Our internal forecasts and strategic long-term plans take into consideration historical and recent business results, industry trends and macroeconomic conditions. Other key estimates used in the DCF Model include, but are not limited to, discount rates, statutory tax rates, terminal growth rates, as well as working capital and capital expenditures needs. The discount rates are based on a weighted-average cost of capital utilizing industry market data of our peer group companies. Our goodwill impairment analysis also includes a reconciliation of the aggregate estimated fair values of our reporting units to the Company’s total enterprise value (market capitalization plus long-term debt).

We estimate the fair value of our indefinite-lived trade names and trademark licenses using the relief from royalty method income approach which is based upon a DCF Model. The relief-from-royalty method estimates the fair value of a trade name or trademark license by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. The determination of fair value using this method entails a significant number of estimates and assumptions, which require management judgment, and include net sales revenue growth rates, discount rates, royalty rates, and residual growth rates. We use internal forecasts and strategic long-term plans (which are described above) to estimate net sales revenue growth rates and royalty rates. We utilize a constant growth model to determine the residual growth rates which are based upon long-term industry growth expectations and long-term expected inflation.

Considerable management judgment is necessary in determining the fair value of goodwill and intangible assets (initially acquired and as part of our impairment testing), including the reasonableness of fair value estimates, evaluating the most likely impact of a range of possible external conditions, considering the resulting operating changes and their impact on estimated future cash flows, determining the appropriate discount factors to use, and selecting and weighting appropriate comparable market level inputs. When estimating expected future cash flows judgement is necessary in evaluating the impact of operational and external economic factors on future cash flows, all of which are subject to uncertainty. The recoverability of these assets is dependent upon achievement of our projections and the continued execution of key initiatives related to revenue growth and profitability. The assumptions and estimates used in our fair value analysis involve significant elements of subjective judgment and analysis by management. Certain future events and circumstances, including deterioration of retail economic conditions, higher cost of capital, a decline in actual and expected consumer demand, among others, could result in changes to these assumptions and judgements. While we believe that the estimates and assumptions we use are reasonable at the time made, changes in business conditions or other unanticipated events and circumstances may occur that cause actual results to differ materially from projected results and this could potentially require future adjustments to our asset valuations.

During the second quarter of fiscal 2025, we concluded that a goodwill impairment triggering event had occurred primarily due to a sustained decline in our stock price. Additional factors that contributed to this conclusion included current macroeconomic trends and uncertainty surrounding inflation and high interest rates, which negatively impact consumer disposable income, credit availability, spending and overall consumer confidence, all of which had and may continue to adversely impact our sales, results of operations and cash flows. These factors were applicable to all of our reporting units which resulted in us performing quantitative goodwill impairment testing on all of our reporting units. We considered whether these events and circumstances would affect any other assets and concluded we should perform quantitative impairment testing on our indefinite-lived trademark licenses and trade names. The quantitative assessments performed during the second quarter of fiscal 2025 did not result in impairment of our goodwill or indefinite-lived intangible assets. All of our reporting units and indefinite-lived intangible assets had a fair value that exceeded their carrying value by at least 10%.

During the fourth quarter of fiscal 2025, we concluded a goodwill impairment triggering event had occurred due to a continued sustained decline in our stock price, resulting in our carrying value (excluding long-term debt) exceeding the Company's total enterprise value (market capitalization plus long-term debt). Additional factors that contributed to this conclusion included downward revisions to our internal forecasts and strategic long-term plans. These factors were applicable to all of our reporting units and indefinite-lived and definite-lived trademark licenses and trade names.

The quantitative assessments performed during the fourth quarter of fiscal 2025 resulted in an impairment charge of $38.7 million to reduce the goodwill of our Drybar reporting unit, which is included within our Beauty & Wellness segment. Our Drybar business has continued to experience a decline in net sales revenue due to lower consumer demand, increased competition, and net distribution declines, all of which have contributed to reduced earnings and cash flows. In connection with our annual budgeting and forecasting process, management reduced its forecasts of Drybar's net sales revenue growth, gross margin and earnings before interest and taxes. An inability to achieve expected revenue growth and profitability in line with our internal projections could result in further declines in the fair value that may result in additional impairment charges to our Drybar goodwill.

Our impairment testing did not result in impairment of our indefinite-lived intangible assets. All of our reporting units and indefinite-lived intangible assets had a fair value that exceeded their carrying value by at least 10% except for our Curlsmith reporting unit and our PUR trade name.

The fair value of our Curlsmith reporting unit, within our Beauty & Wellness reportable segment, represented 106% of its carrying value as of the end of fiscal 2025. We performed a sensitivity analysis on key assumptions used in the valuation. A hypothetical adverse change of 10% in the forecasted sales used to estimate the fair value of the Curlsmith reporting unit would have resulted in an impairment charge of approximately $41.6 million against its goodwill carrying value of $117.1 million as of the end of fiscal 2025.

The fair value of our PUR indefinite-lived trade name, within our Beauty & Wellness reportable segment, represented 102% of its carrying value as of the end of fiscal 2025. We performed a sensitivity analysis on key assumptions used in the valuation. A hypothetical adverse change of 10% in the forecasted sales used to estimate the fair value of the PUR trade name would have resulted in an impairment charge of approximately $4.0 million against its carrying value of $54.0 million as of the end of fiscal 2025.

Refer to “Impairment of Long-Lived Assets” below for discussion of our definite-lived trademark license and trade name testing.

We performed our annual impairment testing of our goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal 2024 and 2023 and determined based on our qualitative assessment that it is not more likely than not that the fair value of each reporting unit and indefinite-lived intangible asset is lower than its carrying value. Therefore, quantitative impairment testing in fiscal 2024 and fiscal 2023 was not required. Accordingly, no impairment changes were recorded during fiscal 2024 and 2023.

Some of the inherent estimates and assumptions used in determining the fair value of our reporting units and indefinite-lived intangible assets are outside of the control of management, including interest rates, cost of capital, tax rates, strength of retail economies and industry growth. While we believe that the estimates and assumptions we use are reasonable at the time made, it is possible changes could occur. The recoverability of our goodwill and indefinite-lived intangible assets is dependent upon discretionary consumer demand and the execution of our Elevate for Growth Strategy, which includes investing in our brands, growing internationally, new product introductions and expanded distribution to drive revenue growth and profitability and achieve our projections. The net sales revenue and profitability growth rates used in our projections are management’s estimate of the most likely results over time, given a wide range of potential outcomes. Actual results may differ from those assumed in forecasts, which could result in material impairment charges. We will continue to monitor our reporting units and indefinite-lived intangible assets for any triggering events or other signs of impairment including consideration of changes in the macroeconomic environment, significant declines in operating results, further significant sustained decline in market capitalization from current levels, and other factors, which could result in impairment charges in the future.

Impairment of Long-Lived Assets
We review intangible assets with definite lives and long-lived assets held and used if a triggering event occurs during the reporting period. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value. If our analysis indicates that an individual asset's carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset's carrying value over its fair value. We evaluate any long-lived assets held for sale quarterly to determine if estimated fair value less cost to sell has changed during the reporting period.

We estimate the fair value of our trade names and trademark licenses using the relief from royalty method income approach (described above) which is based upon a DCF Model. We estimate the fair value of our customer relationships and lists using the distributor method income approach which is based upon a DCF Model. The distributor method uses financial margin information for distributors within the applicable industry and most representative of the Company to estimate a royalty rate. The determination of fair value using these methods entails a significant number of estimates and assumptions, which require management judgment, and include net sales revenue growth rates, discount rates, royalty rates, residual growth rates (as applicable) and customer attrition rates (as applicable). We use internal forecasts and strategic long-term plans (which are described above) to estimate net sales revenue growth rates and royalty rates. We utilize a constant growth model to determine the residual growth rates which are based upon long-term industry growth expectations and long-term expected inflation.

The assumptions and estimates used in determining the fair value of our definite-lived intangible assets and long-lived assets involve significant elements of subjective judgment and analysis by management. Certain future events and circumstances, including deterioration of retail economic conditions, higher cost of capital, a decline in actual and expected consumer demand, could result in changes to these assumptions and judgements. A revision of these estimates and assumptions could cause the fair values of the definite-lived intangible assets and long-lived assets to fall below their respective carrying values, resulting in impairment charges, which could have a material adverse effect on our results of operations.

As described above, during the second quarter of fiscal 2025, we concluded that an impairment triggering event had occurred and concluded to perform quantitative impairment analyses on our definite-lived trademark licenses, trade names, and customer relationships and lists. Our definite-lived intangible asset impairment test compares the fair value of our intangible assets with their carrying amount and an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value. The quantitative assessments performed during the second quarter of fiscal 2025 did not result in any impairment of these intangible assets. All of our definite-lived trademark licenses, trade names, and customer relationships and lists had a fair value that exceeded their carrying value by at least 10%.

As described above, during the fourth quarter of fiscal 2025, we concluded that an impairment triggering event had occurred and concluded to perform quantitative impairment analyses on our definite-lived trademark licenses and trade names. Our definite-lived trademark license and trade name testing resulted in an impairment charge of $12.8 million to reduce the carrying value of our Drybar definite-lived trade name to an estimated fair value of $7.0 million. Our Drybar business and trade name is included within our Beauty & Wellness segment and has continued to experience a decline in net sales revenue due to lower consumer demand, increased competition, and net distribution declines, all of which have contributed to reduced earnings and cash flows. In connection with our annual budgeting and forecasting process, management reduced its forecasts of Drybar's net sales revenue growth, gross margin and earnings before interest and taxes which also resulted in management selecting a lower royalty rate. An inability to achieve expected revenue growth and profitability in line with our internal projections could result in further declines in the fair value that may result in additional impairment charges to our definite-lived Drybar trade name.

All of our definite-lived trademark licenses and trade names had a fair value that exceeded their carrying value by at least 10% except for our Curlsmith trade name and Revlon trademark license.

The fair value of our Curlsmith trade name, within our Beauty & Wellness reportable segment, represented 105% of its carrying value as of the end of fiscal 2025. We performed a sensitivity analysis on key assumptions used in the valuation. A hypothetical adverse change of 10% in the forecasted sales used to estimate the fair value of the Curlsmith trade name would have resulted in an impairment charge of approximately $1.0 million against its carrying value of $18.0 million as of the end of fiscal 2025.

The fair value of our Revlon trademark license, within our Beauty & Wellness reportable segment, represented 109% of its carrying value as of the end of fiscal 2025. We performed a sensitivity analysis on key assumptions used in the valuation. A hypothetical adverse change of 10% in the forecasted sales used to estimate the fair value of the Revlon trademark license would have resulted in an impairment charge of approximately $0.9 million against its carrying value of $64.9 million as of the end of fiscal 2025.

During fiscal 2024 and 2023 we determined no changes in circumstances or conditions or events occurred that would indicate the carrying value of our definite-lived intangible assets may not be recoverable.

The estimates and assumptions inherent in determining the fair value of our definite-lived intangible assets are subject to the same risks described above for determining the fair value of our goodwill and indefinite-lived intangible assets. Further declines in anticipated consumer spending or an inability to achieve expected revenue growth and profitability in line with our Elevate for Growth Strategy could result in declines in the fair value that may result in impairment charges to our definite-lived intangible assets. We will continue to monitor our definite-lived intangible assets and long-lived assets for any triggering events or other signs of impairment including consideration of changes in the macroeconomic environment, significant declines in sales or operating results, and other factors, which could result in impairment charges in the future. For additional information, refer to Note 1 and Note 7 to the accompanying consolidated financial statements.

Economic Useful Lives of Intangible Assets
We amortize intangible assets, such as trademark licenses, trade names, customer relationships and lists, patents and non-compete agreements over their economic useful lives, unless those assets' economic useful lives are indefinite. If an intangible asset’s economic useful life is deemed indefinite, that asset is not amortized. The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty.  When we acquire an intangible asset, we consider factors such as our plans for the asset, the market for products associated with the asset, economic factors, any legal, regulatory or contractual provisions and industry trends. We consider these same factors when reviewing the economic useful lives of our previously acquired intangible assets as well. We review the economic useful lives of our intangible assets at least annually. We complete our analysis of the remaining useful economic lives of our intangible assets during the fourth quarter of each fiscal year or when a triggering event occurs.

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

Foreign Currency Risk
The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales and operating expenses. As a result of such transactions, portions of our cash, accounts receivable and accounts payable are denominated in foreign currencies. Approximately 14%, 14% and 13% of our net sales revenue was denominated in foreign currencies during fiscal 2025, 2024 and 2023, respectively. These sales were primarily denominated in Euros, British Pounds and Canadian Dollars. We make most of our inventory purchases from manufacturers in Asia and primarily use the U.S. Dollar for such purchases.

In our consolidated statements of income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign income tax receivables and payables, and deferred income tax assets and liabilities are recognized in income tax (benefit) expense, and all other foreign currency exchange rate gains and losses are recognized in SG&A. We recorded in income tax (benefit) expense a foreign currency exchange rate net loss of $0.7 million during fiscal 2025, a net gain of $0.3 million during fiscal 2024 and a net loss of $0.4 million during fiscal 2023. We recorded in SG&A foreign currency exchange rate net losses of $1.5 million, $0.5 million and $1.7 million during fiscal 2025, 2024 and 2023, respectively.

We identify foreign currency risk by regularly monitoring our foreign currency denominated transactions and balances. Where operating conditions permit, we reduce our foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

We mitigate certain foreign currency exchange rate risk by using a series of forward contracts to protect against the foreign currency exchange rate risk inherent in our transactions denominated in foreign currencies. Our primary objective in holding derivatives is to reduce the volatility of net earnings, cash flows, and the net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which have terms of generally 12 to 24 months. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. We expect that as currency market conditions warrant, and our foreign currency denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against certain potential foreign currency exchange rate losses.

As of February 28, 2025 and February 29, 2024, a hypothetical adverse 10% change in foreign currency exchange rates would reduce the carrying and fair values of our derivatives by $7.9 million and $8.3 million on a pre-tax basis, respectively. This calculation is for risk analysis purposes and does not purport to represent actual losses or gains in fair value that we could incur. It is important to note that the change in value represents the estimated change in fair value of the contracts. Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets. Because the contracts hedge an underlying exposure, we would expect a similar and opposite change in foreign currency exchange rate gains or losses over the same periods as the contracts. Refer to Note 15 to the accompanying consolidated financial statements for further information regarding these instruments.

A significant portion of the products we sell are purchased from third-party manufacturers in China, who source a significant portion of their labor and raw materials in Chinese Renminbi. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years and in fiscal 2025 the average exchange rate of the Chinese Renminbi weakened against the U.S. Dollar by approximately 1.0% compared to the average rate during fiscal 2024. If China’s currency continues to fluctuate against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations. Accordingly, there can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, results of operations and financial condition.

Interest Rate Risk
Interest on our outstanding debt as of February 28, 2025 and February 29, 2024 is based on variable floating interest rates. As such, we are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. As of February 28, 2025 and February 29, 2024, certain borrowings under the Credit Agreement bore interest at an adjusted Term SOFR (as defined in the Credit Agreement). SOFR began in April 2018 and it therefore has a limited history. The future performance of SOFR cannot reliably be predicted based on hypothetical or limited historical performance data. Uncertainty as to SOFR or changes to SOFR may affect the interest rate of certain borrowings under the Credit Agreement. We hedge against interest rate volatility by using interest rate swaps to hedge a portion of our outstanding floating rate debt. Additionally, our cash and short-term investments generate interest income that will vary based on changes in short-term interest.

As of February 28, 2025 and February 29, 2024, a hypothetical adverse 10% change in interest rates would reduce the carrying and fair values of the interest rate swaps by $2.2 million and $2.7 million on a pre-tax basis, respectively. This calculation is for risk analysis purposes and does not purport to represent actual losses or gains in fair value that we could incur. It is important to note that the change in value represents the estimated change in the fair value of the swaps. Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets. Because the swaps hedge an underlying exposure, we would expect a similar and opposite change in floating interest rates over the same periods as the swaps. Refer to Notes 13 and 15 to the accompanying consolidated financial statements for further information regarding our interest rate sensitive assets and liabilities.

As of February 28, 2025 and February 29, 2024, a hypothetical 1% increase in interest rates would increase our annual interest expense, net of the effect of our interest rate swaps, by approximately $3.7 million and $1.7 million, respectively. This calculation is for risk analysis purposes and does not purport to represent actual increases or decreases in interest expense that we could incur. Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets. Refer to Item 1A., “Risk Factors” and Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report for further information regarding our interest rate risks.

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

On December 16, 2024, we completed our acquisition of Olive & June, LLC (“Olive & June”). In accordance with Securities Exchange Commission guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded Olive & June from our assessment of the effectiveness of internal control over financial reporting as of February 28, 2025. The assets and net sales revenue of Olive & June that were excluded from our assessment constituted approximately 1.3 percent of the Company's total consolidated assets (excluding goodwill and intangibles, which are included within the scope of the assessment) and 1.2 percent of total consolidated net sales revenue, as of and for the year ended February 28, 2025. The scope of management’s assessment of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2025 includes all of our consolidated operations except for those disclosure controls and procedures of Olive & June. See Note 6 for additional information regarding the Olive & June acquisition. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of February 28, 2025.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Helen of Troy Limited
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Helen of Troy Limited and subsidiaries (the “Company”) as of February 28, 2025, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 28, 2025, and our report dated April 24, 2025 expressed an unqualified opinion on those financial statements.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Olive & June, LLC (“Olive & June”), a wholly-owned subsidiary, whose financial statements reflect total assets (excluding goodwill and intangibles, which are included within the scope of the assessment) and net sales revenue constituting 1.3 percent and 1.2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 28, 2025. As indicated in Management’s Report, Olive & June was acquired during the fiscal year ended February 28, 2025. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Olive & June.
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
April 24, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Helen of Troy Limited
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Helen of Troy Limited and subsidiaries (the “Company”) as of February 28, 2025 and February 29, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2025, and the related notes and financial statement schedule included under Schedule II – Valuation and Qualifying Accounts (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2025 and February 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 28, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 24, 2025 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Estimation of the fair value of the trade name acquired in the acquisition of Olive & June, LLC

As described further in Note 6 to the consolidated financial statements, the Company completed its acquisition of Olive & June, LLC (“Olive & June”) on December 16, 2024. The Company’s accounting for the acquisition required the estimation of the fair value of assets acquired and liabilities assumed. We identified the estimation of the fair value of the acquired trade name as a critical audit matter.

The principal considerations for our determination that the valuation of the acquired trade name is a critical audit matter are that significant inputs and assumptions used to estimate the fair value of the trade name, including revenue growth rates, royalty rates, and the discount rate applied by the valuation specialist have a high degree of estimation uncertainty. This in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence related to the aforementioned inputs and assumptions.
Our audit procedures related to the estimation of the fair value of the acquired trade name of Olive & June included the following, among others.
•We tested the design and operating effectiveness of key controls relating to evaluating the fair value model for the trade name and the development of related assumptions such as the estimated revenue growth rates, royalty rates and the discount rate used in the valuation.
•We evaluated the qualifications and competence of valuation specialists engaged by the Company to assist in developing the estimated fair value of the trade name.
•We tested the mathematical accuracy of the fair value models utilized by the valuation specialists and by management in estimating the fair value of the trade name.
•We identified significant inputs and assumptions applied in the estimation of the fair value of the acquired trade name to determine whether the inputs and assumptions were relevant and complete in the circumstances and applied appropriately in the development of the fair value estimate.
•We evaluated the forecasted financial performance of the acquired business by comparing the projected amounts of revenue to actual historical performance or relevant industry data and reconciling significant differences.
•We utilized valuation specialists to evaluate the methodologies used, whether they were acceptable for the underlying fair value determinations and whether such methodologies had been applied appropriately; to evaluate the appropriateness of the discount rate used by developing an independent expectation; and to test the royalty rate applied in the estimation of fair value of the trade name.
Impairment of definite and indefinite-lived intangible assets and goodwill
As described further in Note 7 to the consolidated financial statements, management evaluates goodwill for impairment, at the reporting unit level, annually or more frequently if events or circumstances indicate the carrying value of a reporting unit that includes goodwill might exceed the fair value of that reporting unit. Due to the Company's sustained decline in stock price in the second quarter, an interim triggering event was identified. Further sustained declines and a revision of the Company's forecasted financial performance at year-end indicated additional quantitative testing was required as of year-end. As a result of the year-end quantitative testing, management concluded the fair value of the Drybar definite-lived trade name and Drybar reporting unit was impaired and recorded a $12.8 million and a $38.7 million impairment charge to Other intangible assets, net of accumulated amortization and Goodwill, respectively. We identified the estimation of the fair values of certain definite-lived trade names and trademark licenses totaling $90.0 million, indefinite-lived trade names totaling $54.0 million, and five reporting units' carrying value of goodwill totaling $861.9 million as a critical audit matter.
The principal considerations for our determination that the estimation of fair values of the definite and indefinite-lived intangible assets and reporting units is a critical audit matter are that there is high estimation uncertainty related to significant judgements and assumptions used to project the future cash flows, including revenue growth rates, royalty rates (as applicable to definite and indefinite-lived intangible assets), operating expenses, and discount rates. Changes in these assumptions could materially affect the estimated fair values. This in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence related to the aforementioned significant inputs and assumptions.

Our audit procedures related to the estimation of the fair values of the definite and indefinite-lived intangible assets and reporting units included the following, among others.
•We tested the design and operating effectiveness of controls related to the quantitative impairment assessments, including controls over the models and assumptions used in determining the fair values of the definite and indefinite-lived intangible assets and reporting units.
•We evaluated the qualifications and competence of the valuation specialist in developing the estimated fair value of each definite and indefinite-lived intangible asset and reporting unit.
•We tested the mathematical accuracy of the fair value models utilized by the valuation specialist.
•We identified significant inputs and assumptions applied in the estimation of the fair value of each reporting unit and evaluated whether the inputs and assumptions were complete and relevant in the circumstances and applied appropriately in the development of the fair value estimates.
•We evaluated the forecasted financial performance used as a basis for determining the fair value of each of the definite and indefinite-lived intangible assets and reporting units by comparing the projected amounts of revenue, operating expense and cash flows to actual historical performance or relevant industry data and reconciling significant differences.
•We reconciled the aggregate fair value of all of the Company's reporting units to the total enterprise value (market capitalization plus long-term debt) of the Company as of the testing date and reconciled any difference in value by comparing to representative control premiums.
•We utilized valuation specialists to evaluate: the methodologies used, whether they were acceptable for the underlying fair value determinations and whether such methodologies had been applied appropriately; the appropriateness of the discount rate and royalty rate used by the valuation specialist by developing an independent expectation.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2007.
Dallas, Texas
April 24, 2025

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except shares and par value)	February 28, 2025	February 29, 2024
Assets
Assets, current:
Cash and cash equivalents	$18,867	$18,501
Receivables, less allowances of $4,294 and $7,481	428,330	394,536
Inventory	452,615	395,995
Prepaid expenses and other current assets	26,102	27,012
Income taxes receivable	5,798	7,874
Total assets, current	931,712	843,918

Property and equipment, net of accumulated depreciation of $200,176 and $169,021	330,029	336,646
Goodwill	1,182,899	1,066,730
Other intangible assets, net of accumulated amortization of $205,757 and $186,882	566,756	536,696
Operating lease assets	35,063	35,962
Deferred tax assets, net	67,660	3,662
Other assets	17,964	15,008
Total assets	$3,132,083	$2,838,622

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable	$269,405	$245,349
Accrued expenses and other current liabilities	160,740	181,391
Income taxes payable	26,739	17,821
Long-term debt, current maturities	9,375	6,250
Total liabilities, current	466,259	450,811

Long-term debt, excluding current maturities	907,519	659,421
Lease liabilities, non-current	39,949	37,262
Deferred tax liabilities, net	29,283	41,253
Other liabilities, non-current	5,634	12,433
Total liabilities	1,448,644	1,201,180

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 22,856,066 and 23,751,258 shares issued and outstanding	2,286	2,375
Additional paid in capital	367,106	348,739
Accumulated other comprehensive income	2,278	2,099
Retained earnings	1,311,769	1,284,229
Total stockholders' equity	1,683,439	1,637,442
Total liabilities and stockholders' equity	$3,132,083	$2,838,622

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Income

	Fiscal Years Ended Last Day of February,
(in thousands, except per share data)	2025	2024	2023
Sales revenue, net	$1,907,665	$2,005,050	$2,072,667
Cost of goods sold	993,259	1,056,390	1,173,316
Gross profit	914,406	948,660	899,351

Selling, general and administrative expense (“SG&A”)	705,381	669,359	660,198
Asset impairment charges	51,455	—	—
Restructuring charges	14,822	18,712	27,362
Operating income	142,748	260,589	211,791

Non-operating income, net	838	1,518	249
Interest expense	51,922	53,065	40,751
Income before income tax	91,664	209,042	171,289

Income tax (benefit) expense	(32,087)	40,448	28,016
Net income	$123,751	$168,594	$143,273

Earnings per share (“EPS”):
Basic	$5.38	$7.06	$5.98
Diluted	5.37	7.03	5.95

Weighted average shares used in computing EPS:
Basic	23,012	23,865	23,955
Diluted	23,065	23,970	24,090

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Fiscal Years Ended Last Day of February,
(in thousands)	2025	2024	2023
Net income	$123,751	$168,594	$143,273
Other comprehensive income (loss), net of tax:
Cash flow hedge activity - interest rate swaps	(1,271)	(2,477)	6,520
Cash flow hedge activity - foreign currency contracts	1,450	(371)	(1,775)
Total other comprehensive income (loss), net of tax	179	(2,848)	4,745
Comprehensive income	$123,930	$165,746	$148,018

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 28, 2022	23,800	$2,380	$303,740	$202	$1,021,017	$1,327,339
Net income	—	—	—	—	143,273	143,273
Other comprehensive income, net of tax	—	—	—	4,745	—	4,745
Exercise of stock options	9	1	724	—	—	725
Issuance and settlement of restricted stock	242	24	(24)	—	—	—
Issuance of common stock related to stock purchase plan	33	3	4,338	—	—	4,341
Common stock repurchased and retired	(90)	(9)	(18,254)	—	(102)	(18,365)
Share-based compensation	—	—	26,753	—	—	26,753
Balances at February 28, 2023	23,994	$2,399	$317,277	$4,947	$1,164,188	$1,488,811
Net income	—	—	—	—	168,594	168,594
Other comprehensive loss, net of tax	—	—	—	(2,848)	—	(2,848)
Exercise of stock options	6	1	264	—	—	265
Issuance and settlement of restricted stock	142	14	(14)	—	—	—
Issuance of common stock related to stock purchase plan	42	4	3,966	—	—	3,970
Common stock repurchased and retired	(433)	(43)	(6,626)	—	(48,553)	(55,222)
Share-based compensation	—	—	33,872	—	—	33,872
Balances at February 29, 2024	23,751	$2,375	$348,739	$2,099	$1,284,229	$1,637,442
Net income	—	—	—	—	123,751	123,751
Other comprehensive income, net of tax	—	—	—	179	—	179
Exercise of stock options	6	1	351	—	—	352
Issuance and settlement of restricted stock	85	9	(9)	—	—	—
Issuance of common stock related to stock purchase plan	53	5	3,522	—	—	3,527
Common stock repurchased and retired	(1,039)	(104)	(6,873)	—	(96,211)	(103,188)
Share-based compensation	—	—	21,376	—	—	21,376
Balances at February 28, 2025	22,856	$2,286	$367,106	$2,278	$1,311,769	$1,683,439

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Years Ended Last Day of February,
(in thousands)	2025	2024	2023
Cash provided by operating activities:
Net income	$123,751	$168,594	$143,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,048	51,499	44,683
Amortization of financing costs	1,265	1,235	1,114
Non-cash operating lease expense	11,100	10,191	9,702
Provision for credit losses	(143)	6,103	1,798
Non-cash share-based compensation	21,376	33,872	26,753
Non-cash restructuring charges	—	1,772	—
Asset impairment charges	51,455	—	—
Loss on extinguishment of debt	—	489	—
Gain on sale of distribution and office facilities	—	(34,190)	—
Gain on sale of Personal Care business	—	—	(1,336)
(Gain) loss on the sale or disposal of property and equipment	(32)	(233)	63
Deferred income taxes and tax credits	(75,982)	13,210	(2,242)
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	(23,080)	(18,668)	83,624
Inventory	(40,599)	58,192	110,304
Prepaid expenses and other current assets	4,351	(2,405)	2,778
Other assets and liabilities, net	546	(2,830)	(355)
Accounts payable	20,459	54,403	(115,931)
Accrued expenses and other current liabilities	(40,227)	(36,287)	(88,040)
Accrued income taxes	3,925	1,120	(7,946)
Net cash provided by operating activities	113,213	306,067	208,242

Cash (used) provided by investing activities:
Capital and intangible asset expenditures	(30,072)	(36,644)	(174,864)
Net payments to acquire businesses, net of cash acquired	(229,428)	—	(146,342)
Payments for purchases of U.S. Treasury Bills	(4,531)	(9,605)	—
Proceeds from maturity of U.S. Treasury Bills	2,508	622	—
Proceeds from sale of distribution and office facilities	—	49,456	—
Proceeds from sale of Personal Care business	—	—	1,804
Proceeds from the sale of property and equipment	180	1,620	69
Payment for promissory note	(1,750)	—	—
Net cash (used) provided by investing activities	(263,093)	5,449	(319,333)

Cash provided (used) by financing activities:
Proceeds from revolving loans	1,096,610	1,415,511	685,800
Repayment of revolving loans	(840,460)	(1,686,580)	(795,300)
Proceeds from term loans	—	248,868	250,000
Repayment of long-term debt	(6,250)	(246,875)	(19,832)
Payment of financing costs	(345)	(2,025)	(586)
Proceeds from share issuances under share-based compensation plans	3,879	4,235	5,066
Payments for repurchases of common stock	(103,188)	(55,222)	(18,365)
Net cash provided (used) by financing activities	150,246	(322,088)	106,783

Net increase (decrease) in cash and cash equivalents	366	(10,572)	(4,308)
Cash and cash equivalents, beginning balance	18,501	29,073	33,381
Cash and cash equivalents, ending balance	$18,867	$18,501	$29,073

Supplemental cash flow information:
Interest paid	$50,154	$52,537	$43,687
Income taxes paid, net of refunds	40,843	28,855	37,082

Supplemental non-cash investing activity:
Capital expenditures included in accounts payable and accrued expenses	6,755	7,491	5,847
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

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. Our portfolio of brands includes OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools, Drybar, Curlsmith, Revlon, and Olive & June, among others. As of February 28, 2025, we operated two reportable segments: Home & Outdoor and Beauty & Wellness.

Our Home & Outdoor segment offers a broad range of outstanding world-class brands that help consumers enjoy everyday living inside their homes and outdoors. Our innovative products for home activities include food preparation and storage, cooking, cleaning, organization, and beverage service. Our outdoor performance range, on-the-go food storage, and beverageware includes lifestyle hydration products, coolers and food storage solutions, backpacks, and travel gear. The Beauty & Wellness segment provides consumers with a broad range of outstanding world-class brands for beauty and wellness. In Beauty, we deliver innovation through products such as hair styling appliances, grooming tools, liquid and aerosol personal care products and nail care solutions that help consumers look and feel more beautiful. In Wellness, we are there when you need us most with highly regarded humidifiers, thermometers, water and air purifiers, heaters, and fans.

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

On December 16, 2024, we completed the acquisition of Olive & June, LLC (“Olive & June”), an innovative, omni-channel nail care brand. Olive & June products deliver a salon-quality experience at home and include nail polish, press-on nails, manicure and pedicure systems, grooming tools and nail care essentials. The Olive & June brand and products were added to the Beauty & Wellness segment. The total purchase consideration consists of initial cash consideration of $229.4 million, net of cash acquired, which included a preliminary net working capital adjustment and is subject to certain customary closing adjustments, and contingent cash consideration of up to $15.0 million subject to Olive & June's performance during calendar years 2025, 2026, and 2027, payable annually. See Note 6 for additional information.

On April 22, 2022, we completed the acquisition of Recipe Products Ltd., a producer of innovative prestige hair care products for all types of curly and wavy hair under the Curlsmith brand (“Curlsmith”). The Curlsmith brand and products were added to the Beauty & Wellness segment. The total purchase consideration was $147.9 million in cash, net of a final net working capital adjustment and cash acquired. See Note 6 for additional information.

During fiscal 2023, we divested certain assets within our Beauty & Wellness segment's Latin America and Caribbean mass channel personal care business, which included liquid, powder and aerosol products under brands such as Pert, Brut, Sure and Infusium (“Personal Care”) to HRB Brands LLC, for $1.8 million in cash and recognized a gain on the sale in SG&A totaling $1.3 million. The net assets sold included inventory, certain net trade receivables, fixed assets and certain accrued sales discounts and allowances relating to our Personal Care business.

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

We have a significant concentration of credit risk with three major customers at February 28, 2025 representing approximately 21%, 17%, and 17% of our gross trade receivables, respectively. As of February 29, 2024, our significant concentration of credit risk with three major customers represented approximately 20%, 14%, and 12% of our gross trade receivables, respectively. In addition, as of February 28, 2025 and February 29, 2024, approximately 62% and 55% of our gross trade receivables were due from our five top customers, respectively.

Foreign Currency Transactions

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company; therefore, we do not have a translation adjustment recorded through accumulated other comprehensive income. All our non-U.S. subsidiaries' transactions denominated in other currencies have been remeasured into U.S. Dollars using exchange rates in effect on the date each transaction occurred. In our consolidated statements of income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign income taxes receivables and payables and deferred income tax assets and liabilities are recognized in income tax (benefit) expense, and all other foreign currency exchange rate gains and losses are recognized in SG&A.

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

General and administrative expenses directly attributable to acquiring inventory include all the expenses of operating our sourcing activities and expenses incurred for packaging. We capitalized $23.6 million, $23.4 million, and $22.9 million of such general and administrative expenses into inventory during fiscal 2025, 2024 and 2023, respectively. We estimate that $9.7 million and $8.9 million of general and administrative expenses directly attributable to the procurement of inventory were included in our inventory balances on hand at February 28, 2025 and February 29, 2024, respectively.

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

For both fiscal 2025 and 2024, finished goods purchased from vendors in Asia comprised approximately 79% of total finished goods purchased compared to 87% for fiscal 2023. For fiscal 2025, 2024 and 2023, finished goods purchased from vendors in China comprised approximately 63%, 62% and 73%, respectively, of total finished goods purchased. During fiscal 2025, we had two vendors (located in China) who each fulfilled approximately 7% of our product requirements compared to two vendors (located in China) who fulfilled approximately 7% and 5% for fiscal 2024. During fiscal 2023, we had two vendors (located in China) who each fulfilled approximately 6% of our product requirements. Additionally, during fiscal 2025, we had one vendor (located in Mexico) who fulfilled approximately 14% of our product requirements compared to approximately 12% and 7% for fiscal 2024 and 2023, respectively. For fiscal 2025, 2024, and 2023, our top two vendors combined fulfilled approximately 21%, 19%, and 13% of our product requirements, respectively. For fiscal 2025, 2024 and 2023, our top five vendors fulfilled approximately 36%, 33%, and 29% of our product requirements, respectively.

Property and Equipment

These assets are primarily recorded at cost or fair value, if acquired as part of a business combination. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Expenditures for repair and maintenance of property and equipment are expensed as incurred. For tax purposes, accelerated depreciation methods are used where allowed by tax laws.

Trademark License Agreements, Trade Names, Patents, and Other Intangible Assets

A significant portion of our sales are made subject to trademark license agreements with various licensors. Our license agreements are reported on our consolidated balance sheets at cost, less accumulated amortization. The cost of our license agreements represent amounts paid to licensors to acquire the license or to alter the terms of the license in a manner that we believe to be in our best interest. Certain licenses have extension terms that may require additional payments to the licensor as part of the terms of renewal. We capitalize costs incurred to renew or extend the term of a license agreement and amortize such costs on a straight-line basis over the remaining term or economic life of the agreement, whichever is shorter. Royalty payments are not included in the cost of license agreements. Royalty expense under our license agreements is recognized as incurred and is included in our consolidated statements of income in SG&A. Net sales revenue subject to trademark license agreements, the majority of which require royalty payments, comprised approximately 36%, 37%, and 40% of consolidated net sales revenue for fiscal 2025, 2024 and 2023, respectively. During fiscal 2025, one license agreement accounted for net sales revenue of approximately 10% of consolidated net sales revenue. No other trademark license agreements had associated net sales revenue that accounted for 10% or more of consolidated net sales revenue.

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

Goodwill, Intangible and Other Long-Lived Assets and Related Impairment Testing

Goodwill is recorded as the difference, if any, between the aggregate consideration paid and the fair value of the net tangible and intangible assets acquired in the acquisition of a business. The fair value of our assets acquired and liabilities assumed, as well as liabilities arising from contingent consideration, are typically based upon valuations performed by independent third-party appraisers.

We review goodwill and indefinite-lived intangible assets for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We consider whether circumstances or conditions exist which suggest that the carrying value of our goodwill and indefinite-lived intangible assets might be impaired. If such circumstances or conditions exist, we perform a qualitative assessment to determine whether it is more likely than not that the assets are impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). We operate two reportable segments, Home & Outdoor and Beauty &
Wellness, which are comprised of eight reporting units, one of which does not have any goodwill recorded. If the results of the qualitative assessment indicate that it is more likely than not that the assets are impaired, further steps are required in order to determine whether the carrying value of each reporting unit and indefinite-lived intangible assets exceeds its fair market value. An impairment charge is recognized to the extent the goodwill or indefinite-lived intangible asset recorded exceeds the reporting unit’s or asset's fair value. We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of the beginning of the fourth quarter of our fiscal year (see Note 7).

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

The assumptions and estimates used in our impairment testing involve significant elements of subjective judgment and analysis by management. While we believe that the estimates and assumptions we use are reasonable at the time made, changes in business conditions or other unanticipated events and circumstances may occur that cause actual results to differ materially from projected results and this could potentially require future adjustments to our asset valuations.

Economic Useful Lives and Amortization of Intangible Assets

Intangible assets consist primarily of trademark license agreements, trade names, customer relationships and lists, patents, and non-compete agreements. We amortize intangible assets over their economic useful lives, unless those assets' economic useful lives are indefinite. If an intangible asset’s economic useful life is deemed indefinite, that asset is not amortized. The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty.  When we acquire an intangible asset, we consider factors such as our plans for the asset, the market for products associated with the asset, economic factors, any legal, regulatory or contractual provisions and industry trends. We consider these same factors when reviewing the economic useful lives of our previously acquired intangible assets as well. We review the economic useful lives of our intangible assets at least annually. We complete our analysis of the remaining useful economic lives of our intangible assets during the fourth quarter of each fiscal year or when a triggering event occurs. For certain intangible assets subject to amortization, we use the straight-line method over appropriate periods ranging from 5 to 40 years for trademark licenses, 15 to 30 years for trade names, 4.5 to 24 years for customer relationships and lists, and 5 to 20 years for other definite-lived intangible assets (see Note 7).

Financial Instruments

We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates. In addition, we use interest rate swaps to manage our exposure to changes in interest rates. All of our derivative assets and liabilities are recorded at fair value. Derivatives for which we have elected and qualify for hedge accounting include certain of our forward contracts (“foreign currency contracts”) and interest rate swaps. Our foreign currency contracts and interest rate swaps are designated as cash flow hedges and changes in fair value are recorded in Other Comprehensive (Loss) Income (“OCI”) until the hedge transaction is settled, at which point amounts are reclassified from Accumulated Other Comprehensive Income (“AOCI”) to our consolidated statements of income. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness. Foreign currency derivatives for which we have not elected hedge accounting consist of certain forward contracts, and any changes in the fair value of these derivatives are recorded in our consolidated statements of income. These undesignated derivatives are used to hedge monetary net asset and liability positions. Cash flows from our foreign currency derivatives and interest rate swaps are classified as cash flows from operating activities in our consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. Accordingly, we present interest paid net of cash flows from our interest rate swaps as supplemental information to our consolidated statements of cash flows. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. We also invest in U.S. Treasury Bills as a component of our capital management strategy, which are recorded at amortized cost. See Notes 14, 15 and 16 for more information on our fair value measurements, investments and derivatives.

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
Certain customers may receive cash incentives such as customer, trade, and advertising discounts as well as other customer-related programs, which are also accounted for as variable consideration. In some cases, we apply judgment, such as contractual rates and historical payment trends, when estimating variable consideration. Most of our variable consideration is classified as a reduction to net sales. In instances when we purchase a distinct good or service from our customer and fair value can be reasonably estimated, these amounts are expensed in our consolidated statements of income in SG&A. The amount of consideration granted to customers recorded in SG&A was $54.1 million, $44.7 million, and $40.2 million for fiscal 2025, 2024 and 2023, respectively.

Sales taxes and other similar taxes are excluded from revenue. We have elected to account for shipping and handling activities as a fulfillment cost as permitted by the guidance. We generally do not have unsatisfied performance obligations since our performance obligations are satisfied at a single point in time.

Advertising

Advertising costs include cooperative retail advertising with our customers, traditional and digital media advertising and production expenses, and expenses associated with other promotional product messaging and consumer awareness programs. Advertising costs are expensed in the period in which they are incurred and included in our consolidated statements of income in SG&A. We incurred total advertising costs of $134.8 million, $106.8 million, and $98.5 million during fiscal 2025, 2024 and 2023, respectively, which is inclusive of the amounts described above for consideration granted to customers.

Research and Development Expense

Research and development expenses consist primarily of internal salary and employee benefit expenses and external contracted development efforts and expenses associated with development of products. Expenditures for research activities relating to product design, engineering, development and improvement are generally charged to expense as incurred and are included in our consolidated statements of income in SG&A. We incurred total research and development expenses of $53.9 million, $56.5 million, and $47.8 million during fiscal 2025, 2024 and 2023, respectively.

Shipping and Handling Revenue and Expense

Shipping and handling revenue and expense are included in our consolidated statements of income in SG&A. This includes distribution facility costs, third-party logistics costs and outbound transportation costs we incur. Our net expense for shipping and handling was $156.6 million, $156.7 million, and $162.0 million during fiscal 2025, 2024 and 2023, respectively.

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

These awards may be subject to attainment of certain service conditions, performance conditions and/or market conditions. Share-based compensation expense is recognized over the requisite service period during which the employee is required to provide service in exchange for the award, unless the awards are subject to performance conditions (“Performance Condition Awards”), in which case we recognize compensation expense over the requisite service period to the extent performance conditions are considered probable. Estimating the number of shares of Performance Condition Awards that are probable of vesting requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment to share-based compensation expense in the period estimates are revised. Share-based compensation expense is recorded ratably for PSAs and PSUs subject to attainment of market conditions (“Market Condition Awards”) during the requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met. We recognize forfeitures as they occur. All share-based compensation expense is recorded net of forfeitures in our consolidated statements of income.

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

Note 2 - New Accounting Pronouncements

Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. This ASU was effective for our Form 10-K for fiscal 2025 and will be effective for our Form 10-Q for the first quarter of fiscal 2026. We adopted this ASU during the fourth quarter of fiscal 2025 and the adoption did not have a material impact on our consolidated financial statement disclosures.

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

We include options to extend or terminate the lease in the lease term for accounting considerations when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of less than 1 year to 20 years. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term. We do not recognize leases with an initial term of twelve months or less on the balance sheet and instead recognize the related lease payments as expense in the consolidated statements of income on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component for all asset classes. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease expense recognized within SG&A in the consolidated statements of income was $15.8 million, $14.8 million and $16.3 million for fiscal 2025, 2024 and 2023, respectively, and includes short-term lease expense of $4.7 million, $4.6 million and $6.4 million for fiscal 2025, 2024 and 2023, respectively. The non-cash component of lease expense is included as an adjustment to reconcile net income to net cash provided by operating activities in the consolidated statements of cash flows.

A summary of supplemental lease information was as follows:

	February 28, 2025	February 29, 2024
Weighted average remaining lease term (years)	7.1	7.5
Weighted average discount rate	5.80%	5.66%
Cash paid for amounts included in the measurement of lease liabilities	$10,522	$9,932
Operating lease assets obtained in exchange for operating lease liabilities	$8,963	$4,865

A summary of our estimated lease payments, imputed interest and liabilities was as follows:

(in thousands)	February 28, 2025
Fiscal 2026	$8,159
Fiscal 2027	8,846
Fiscal 2028	7,848
Fiscal 2029	6,833
Fiscal 2030	6,774
Thereafter	18,152
Total future lease payments	56,612
Less: imputed interest	(10,552)
Present value of lease liability	$46,060

(in thousands)	February 28, 2025	February 29, 2024
Lease liabilities, current (1)	$6,111	$8,261
Lease liabilities, non-current	39,949	37,262
Total lease liability	$46,060	$45,523

(1)Included as part of “Accrued expenses and other current liabilities” on the consolidated balance sheets.

Note 4 - Property and Equipment

A summary of property and equipment was as follows:

	Estimated Useful Lives (Years)			Fiscal Years Ended Last Day of February,
(in thousands)				2025	2024
Land		—		$16,689	$16,687
Building and improvements	3	—	40	240,578	236,370
Computer, furniture and other equipment	3	—	20	179,116	166,230
Tooling, molds and other production equipment	3	—	7	87,437	77,358
Construction in progress		—		6,385	9,022
Property and equipment, gross				530,205	505,667
Less: accumulated depreciation				(200,176)	(169,021)
Property and equipment, net				$330,029	$336,646

We recorded $36.2 million, $33.2 million and $26.4 million of depreciation expense including $11.9 million, $12.6 million and $13.0 million in cost of goods sold and $24.3 million, $20.6 million and $13.4 million in SG&A in the consolidated statements of income for fiscal 2025, 2024 and 2023, respectively.

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

Note 5 - Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities was as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2025	2024
Accrued compensation, benefits and payroll taxes	$16,096	$36,572
Accrued sales discounts and allowances	36,600	37,851
Accrued sales returns	20,190	21,282
Accrued advertising	25,716	29,212
Other	62,138	56,474
Total accrued expenses and other current liabilities	$160,740	$181,391

Note 6 - Acquisitions

Olive & June

On December 16, 2024, we completed the acquisition of 100% of the membership interests of Olive & June, an innovative, omni-channel nail care brand. Olive & June products deliver a salon-quality experience at home and include nail polish, press-on nails, manicure and pedicure systems, grooming tools and nail care essentials. The acquisition of Olive & June complements and broadens our existing Beauty portfolio beyond the hair care category. The Olive & June brand and products were added to the Beauty & Wellness segment. The total purchase consideration consists of initial cash consideration of $229.4 million, net of cash acquired, which included a preliminary net working capital adjustment of $5.3 million, and is subject to certain customary closing adjustments, and contingent cash consideration of up to $15.0 million subject to Olive & June's performance during calendar years 2025, 2026, and 2027, payable annually. The acquisition was funded with cash on hand and borrowings under our existing revolving credit facility. We incurred pre-tax acquisition-related expenses of $3.0 million during fiscal 2025, which were recognized in SG&A within our consolidated statement of income.

The contingent cash consideration of up to $15.0 million is payable annually in three equal installments subject to Olive & June achieving certain annual adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets during calendar years 2025, 2026 and 2027. If the annual adjusted EBITDA target is not met, no payment is required. As of the acquisition date, we recorded a liability for the estimated fair value of the contingent consideration of $4.1 million, of which $1.8 million and $2.3 million was included within accrued expenses and other current liabilities and other liabilities, non-current, respectively, in our consolidated balance sheet. This contingent consideration liability will be remeasured at fair value each reporting period until the contingency is resolved, with changes in fair value recognized in SG&A. See Note 14 for additional information regarding the estimated fair value of our contingent consideration liability.

We accounted for the acquisition as a purchase of a business and recorded the excess of the purchase price over the provisionally determined estimated fair value of the assets acquired and liabilities assumed as goodwill. Adjustments to these provisional amounts may be made during the measurement period as we continue to obtain and evaluate information necessary to finalize these amounts. The goodwill recognized is attributable primarily to expected synergies including leveraging our operational scale, existing customer relationships and distribution capabilities. The goodwill is expected to be deductible for income tax purposes. We have provisionally determined the appropriate fair values of the acquired intangible assets and completed our analysis of the economic lives of the assets acquired. We assigned $51.0 million to trade names and are amortizing over a 15 year expected life. We assigned $8.0 million to customer relationships and are amortizing over a 8.5 year expected life, based on historical attrition rates. We assigned $1.6 million to non-compete agreements and are amortizing over a 5 year expected life.

The following table presents the preliminary estimated fair values of assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Assets:
Receivables	$13,059
Inventory	16,021
Prepaid expenses and other current assets	4,798
Property and equipment	1,490
Goodwill	154,839
Trade names - definite	51,000
Customer relationships - definite	8,000
Other intangible assets - definite	1,600
Other assets	275
Total assets	251,082
Liabilities:
Accounts payable	6,514
Accrued expenses and other current liabilities	12,840
Other liabilities, non-current	2,300
Total liabilities	21,654
Net assets recorded	$229,428

The impact of the acquisition of Olive & June on our consolidated statement of income for fiscal 2025 is as follows:

December 16, 2024 (acquisition date) through February 28, 2025 (in thousands, except earnings per share data)	Fiscal Year Ended February 28, 2025 (1)
Sales revenue, net	$23,010
Net loss	(1,755)

EPS:
Basic	$(0.08)
Diluted	(0.08)
(1)Represents approximately eleven weeks of operating results from Olive & June, acquired December 16, 2024. Net loss and EPS amounts include acquisition-related expenses, share-based compensation expense, amortization expense, interest expense and income tax expense.

The following supplemental unaudited pro forma information presents our financial results as if the acquisition of Olive & June had occurred on March 1, 2023. This supplemental pro forma information has been prepared for comparative purposes and does not necessarily indicate what may have occurred if the acquisition had been completed on March 1, 2023, and this information is not intended to be indicative of future results:

	Fiscal Years Ended the Last Day of February,
(in thousands, except earnings per share data)	2025 (1)	2024
Sales revenue, net	$1,980,423	$2,080,566
Net income	123,883	176,893

EPS:
Basic	$5.38	$7.41
Diluted	5.37	7.38
(1)Pro forma net income and EPS amounts for fiscal 2025 include acquisition-related expenses incurred by Olive & June and the Company of $8.9 million and $3.0 million, respectively, amortization expense of $4.7 million, and interest expense of $2.4 million.

These amounts have been calculated after adjusting the results of Olive & June to reflect the effect of income taxes and amortization expense for definite-lived intangible assets recognized as part of the business combination as if the acquisition had occurred on March 1, 2023.

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

The following table presents the estimated fair values of assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Assets:
Receivables	$4,211
Inventory	7,890
Prepaid expenses and other current assets	119
Property and equipment	212
Goodwill	117,108
Trade names - definite	21,000
Customer relationships - definite	12,000
Deferred tax assets, net	360
Total assets	162,900
Liabilities:
Accounts payable	1,401
Accrued expenses and other current liabilities	2,813
Income taxes payable	2,572
Deferred tax liabilities, net	8,187
Total liabilities	14,973
Net assets recorded	$147,927

The impact of the acquisition of Curlsmith on our consolidated statement of income for fiscal 2023 was as follows:

April 22, 2022 (acquisition date) through February 28, 2023 (in thousands, except earnings per share data)	Fiscal Year Ended February 28, 2023 (1)
Sales revenue, net	$35,530
Net income	2,906

EPS:
Basic	$0.12
Diluted	0.12

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

(in thousands, except earnings per share data)	Fiscal Year Ended February 28, 2023
Sales revenue, net	$2,079,759
Net income	145,186

EPS:
Basic	$6.06
Diluted	6.03

These amounts have been calculated after applying our accounting policies and adjusting the results of Curlsmith to reflect the effect of definite-lived intangible assets recognized as part of the business combination on amortization expense as if the acquisition had occurred on March 1, 2021.

Osprey

On December 29, 2021, we completed the acquisition of Osprey, a longtime U.S. leader in technical and everyday packs. During fiscal 2023, we finalized the net working capital adjustment, which resulted in a $1.6 million reduction to the total purchase consideration and goodwill. The total purchase consideration, net of cash acquired, was $409.3 million in cash, including the impact of the final net working capital adjustment. We incurred pre-tax acquisition-related expenses of $0.1 million during fiscal 2023 which were recognized in SG&A within our consolidated statement of income.

Note 7 - Goodwill and Intangibles

Amortization expense is recorded for intangible assets with definite useful lives and is reported within SG&A in our consolidated statements of income. Some of our goodwill is held in jurisdictions that allow deductions for tax purposes; however, in some of those jurisdictions we have no tax basis for the associated goodwill recorded. Accordingly, some of our goodwill is not deductible for tax purposes. We perform annual impairment testing each fiscal year and interim impairment testing, if necessary, as described in Note 1. We write down any asset deemed to be impaired to its fair value.

During the second quarter of fiscal 2025, we concluded that a goodwill impairment triggering event had occurred primarily due to a sustained decline in our stock price. Additional factors that contributed to this conclusion included current macroeconomic trends and uncertainty surrounding inflation and high interest rates, which negatively impact consumer disposable income, credit availability, spending and overall consumer confidence. These factors were applicable to all of our reporting units which resulted in us performing quantitative goodwill impairment testing on all of our reporting units. We considered whether these events and circumstances would affect any other assets and concluded we should perform quantitative impairment testing on our indefinite-lived trademark licenses and trade names and our definite-lived trademark licenses, trade names, and customer relationships and lists. We performed quantitative impairment testing on our goodwill and intangible assets described above and determined none were impaired.

During the fourth quarter of fiscal 2025, we concluded a goodwill impairment triggering event had occurred due to a continued sustained decline in our stock price, resulting in our carrying value (excluding long-term debt) exceeding the Company's total enterprise value (market capitalization plus long-term debt). Additional factors that contributed to this conclusion included downward revisions to our internal forecasts and strategic long-term plans. These factors were applicable to all of our reporting units and indefinite-lived and definite-lived trademark licenses and trade names. Thus, we performed quantitative impairment testing on our goodwill and intangible assets described above.

We estimate the fair value of our trade names and trademark licenses using the relief from royalty method income approach which is based upon projected future discounted cash flows (“DCF Model”). Our indefinite-lived and definite-lived trademark license and trade name testing resulted in an impairment charge of $12.8 million to reduce the carrying value of our Drybar definite-lived trade name to an estimated fair value of $7.0 million. Our Drybar business is a separate reporting unit and is included within our Beauty & Wellness segment. We estimate the fair value of our reporting units using an income approach based upon projected future discounted cash flows. Our goodwill impairment testing resulted in an impairment charge of $38.7 million to reduce the goodwill of our Drybar reporting unit. Our Drybar business has continued to experience a decline in net sales revenue due to lower consumer demand, increased competition, and net distribution declines, all of which have contributed to reduced earnings and cash flows. In connection with our annual budgeting and forecasting process, management reduced its forecasts of Drybar's net sales revenue growth, gross margin and earnings before interest and taxes which also resulted in management selecting a lower royalty rate. Refer to Note 14 for additional information on our valuation method and related assumptions and estimates. For additional information regarding the testing and analysis performed, refer to Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations,” including “Critical Accounting Policies and Estimates” included within this Annual Report.

We performed our annual impairment testing of our goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal 2024 and 2023 and determined based on our qualitative assessment that it was not more likely than not that the fair value of each reporting unit and indefinite-lived intangible asset was lower than its carrying value. Therefore, quantitative testing in fiscal 2024 and 2023 was not required. Accordingly, no impairment charges were recorded during fiscal 2024 and 2023.

The following table summarizes the changes in our goodwill by segment for fiscal 2025 and 2024:

(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Gross carrying amount as of February 28, 2023	$491,777	$574,702	$1,066,479
Accumulated impairment as of February 28, 2023	—	—	—
Acquisitions (1)	—	251	251
Gross carrying amount as of February 29, 2024	491,777	574,953	1,066,730
Accumulated impairment as of February 29, 2024	—	—	—
Net carrying amount as of February 29, 2024	$491,777	$574,953	$1,066,730
Acquisitions (2)	—	154,839	154,839
Impairment charges (3)	—	(38,670)	(38,670)
Gross carrying amount as of February 28, 2025	491,777	729,792	1,221,569
Accumulated impairment as of February 28, 2025	—	(38,670)	(38,670)
Net carrying amount as of February 28, 2025	$491,777	$691,122	$1,182,899

(1)Reflects the final adjustment to goodwill recorded in the Beauty & Wellness segment in fiscal 2024 in connection with the acquisition of Curlsmith on April 22, 2022. For additional information see Note 6.

(2)Reflects the goodwill recorded in the Beauty & Wellness segment in connection with the acquisition of Olive & June on December 16, 2024. For additional information see Note 6.

(3)Reflects the goodwill impairment charge recorded in the Beauty & Wellness segment to reduce our Drybar reporting unit's goodwill to $134.3 million.

The following table summarizes the components of our other intangible assets as follows:

	February 28, 2025 (1)(2)			February 29, 2024 (2)
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Trademark licenses	$7,400	$—	$7,400	$7,400	$—	$7,400
Trade names	358,200	—	358,200	358,200	—	358,200

Definite-lived:
Trademark licenses	75,050	(9,454)	65,596	74,650	(7,523)	67,127
Trade names	89,365	(14,030)	75,335	51,150	(10,267)	40,883
Customer relationships and lists	168,201	(120,932)	47,269	160,201	(112,194)	48,007
Other intangibles	74,297	(61,341)	12,956	71,977	(56,898)	15,079
Total	$772,513	$(205,757)	$566,756	$723,578	$(186,882)	$536,696

(1)Balances as of February 28, 2025 include intangible assets recorded in connection with the acquisition of Olive & June on December 16, 2024. For additional information see Note 6. In addition, balances as of February 28, 2025 reflect an impairment charge of $12.8 million to reduce the gross carrying amount of our Drybar trade name to a fair value of $7.0 million.

(2)Balances as of February 28, 2025 and February 29, 2024 include intangible assets recorded in connection with the acquisition of Curlsmith on April 22, 2022. For additional information see Note 6.

The following tables summarize amortization expense related to our other intangible assets as follows:

Aggregate Amortization Expense (in thousands)
Fiscal 2025	$18,875
Fiscal 2024	18,326
Fiscal 2023	18,322

Estimated Amortization Expense (in thousands)
Fiscal 2026	$19,979
Fiscal 2027	15,517
Fiscal 2028	12,803
Fiscal 2029	12,774
Fiscal 2030	12,448

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

2018 Plan

On August 22, 2018, our shareholders approved the 2018 Plan. The 2018 Plan permits the granting of stock options, stock appreciation rights, RSAs, RSUs, PSAs, PSUs, and other stock-based awards. The aggregate number of shares for issuance under the 2018 Plan will not exceed 2,000,000 shares and as of February 28, 2025, 493,635 shares were available for issuance.

2018 ESPP

On August 22, 2018, our shareholders approved the 2018 ESPP. The aggregate number of shares of common stock that may be purchased under the 2018 ESPP will not exceed 750,000 shares. Under the terms of the plan, associates may authorize the withholding of up to 15% of their wages or salaries to purchase our shares of common stock, not to exceed $25,000 of the fair market value of such shares for any calendar year. The purchase price for shares acquired under the 2018 ESPP is equal to the lower of 85% of the share's fair market value on either the first day of each option period or the last day of each period. The plan will expire by its terms on September 1, 2028. Shares of common stock purchased under the 2018 ESPP vest immediately at the time of purchase. During fiscal 2025, there were 52,826 shares purchased under the plan.

Share-Based Compensation Expense

We recorded share-based compensation expense in SG&A as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2025	2024	2023
Directors stock compensation	$785	$787	$788
Service Condition Awards	11,407	12,345	8,663
Performance Condition Awards	3,611	5,746	9,017
Market Condition Awards	4,529	13,790	7,223
Employee stock purchase plan	1,044	1,204	1,062
Share-based compensation expense	21,376	33,872	26,753
Less: income tax benefits	(1,240)	(2,110)	(1,830)
Share-based compensation expense, net of income tax benefits	$20,136	$31,762	$24,923

Stock Options

There have been no new grants of options since fiscal 2017 and all options outstanding at February 29, 2024 and February 28, 2025 were exercisable. A summary of stock option activity under our 2008 plan was as follows:

(in thousands, except contractual term and per share data)	Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at February 29, 2024	10	$72.46	0.5	$447
Exercises	(6)	64.19		167
Outstanding at February 28, 2025	4	$87.61	0.2	$—
Exercisable at February 28, 2025	4	$87.61	0.2	$—

The total intrinsic value of options exercised during fiscal 2025, 2024 and 2023, was $0.2 million, $0.3 million and $1.1 million, respectively.

Director Restricted Stock Awards

During fiscal 2025 we issued under the 2018 Plan, 9,752 RSAs to non-employee members of the Board of Directors with a total grant date fair value of $0.8 million or $80.53 per share. The RSAs vested immediately, and accordingly, were expensed immediately. The total fair value of RSAs granted to our non-employee members of the Board of Directors that vested immediately on grant dates in both fiscal 2024 and 2023 was $0.8 million.

Service Condition Awards

We grant RSAs and RSUs to associates, which primarily vest ratably over three or four years or have specified graded vesting terms over 3 years, “Service Condition Awards”. A summary of Service Condition Awards activity during fiscal 2025 follows:

(in thousands, except per share data)	Number of Service Condition Awards	Weighted Average Grant Date Fair Value (per share)
Outstanding at February 29, 2024	180	$138.06
Granted	191	99.20
Vested	(75)	153.39
Forfeited	(28)	126.07
Outstanding at February 28, 2025	268	$107.29

The total fair value of Service Condition Awards that vested in fiscal 2025, 2024 and 2023 was $8.8 million, $6.2 million and $10.2 million, respectively. The weighted average grant date fair value of Service Condition Awards granted during fiscal 2025, 2024 and 2023 was $99.20, $109.97 and $195.90, respectively.

Performance Condition Awards

We grant Performance Condition Awards to certain officers and associates, which cliff vest after three years. The vesting of these awards is contingent upon meeting one or more defined operational performance metrics over a three year performance period. The quantity of shares ultimately awarded can range from 0% to 200% of “Target”, as defined in the award agreement as 100%, based on the level of achievement against the defined operational performance metrics. A summary of Performance Condition Awards activity during fiscal 2025 follows and reflects all PSAs granted and outstanding at maximum achievement of 200% of Target:

(in thousands, except per share data)	Number of Performance Condition Awards	Weighted Average Grant Date Fair Value (per share)
Outstanding at February 29, 2024	259	$161.23
Granted	244	89.50
Vested	—	—
Forfeited (1)	(82)	197.04
Outstanding at February 28, 2025	421	$112.67

(1)Includes fiscal 2022 Performance Condition Awards which had a performance achievement level of 0%.

No Performance Condition Awards vested in fiscal 2025. The total fair value of Performance Condition Awards that vested in fiscal 2024 and 2023 was $7.5 million and $37.8 million, respectively. The weighted average grant date fair value of Performance Condition Awards granted during fiscal 2025, 2024 and 2023 was $89.50, $110.83 and $204.20, respectively.

Market Condition Awards

We grant Market Condition Awards to certain officers and associates, which cliff vest after three years. The vesting of these awards is contingent upon meeting specified stock price return targets compared to a predetermined peer group over a three year period. The quantity of shares ultimately awarded can range from 0% to 200% of “Target”, as defined in the award agreement as 100%, based on the level of achievement against the defined targets. A summary of Market Condition Awards activity during fiscal 2025 follows and reflects all PSAs granted and outstanding at maximum achievement of 200% of Target:

(in thousands, except per share data)	Number of Market Condition Awards	Weighted Average Grant Date Fair Value (per share)
Outstanding at February 29, 2024	259	$118.09
Granted	63	91.19
Vested	—	—
Forfeited (1)	(81)	143.59
Outstanding at February 28, 2025	241	$102.48

(1)Includes fiscal 2022 Market Condition Awards which had a performance achievement level of 0%.

No Market Condition Awards vested in fiscal 2025. The weighted average grant date fair value of Market Condition Awards granted during fiscal 2025, 2024 and 2023 was $91.19, $80.49 and $152.91, respectively.

The fair value of our Market Condition Awards are estimated using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved and is applied to the closing price of our common stock on the date of grant. The input variables utilized are included in the table below:

	Fiscal Years Ended Last Day of February,
	2025	2024	2023
Expected term in years	3	3	3
Risk free interest rate	4.3%	4.6%	1.5%
Expected volatility	41.0%	46.0%	38.8%
Expected dividend yield (1)	—%	—%	—%

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

Unrecognized Share-Based Compensation Expense

As of February 28, 2025, our total unrecognized share-based compensation for all awards was $26.8 million, which will be recognized over a weighted average amortization period of 2.2 years. The total unrecognized share-based compensation reflects an estimate of Target achievement for Performance Condition Awards granted during fiscal 2025 and 2024 and an estimate of zero percent of Target achievement for Performance Condition Awards granted during fiscal 2023.

Note 9 - Defined Contribution Plans

We sponsor defined contribution savings plans in the U.S. and other countries where we have associates. Total company matching contributions made to these plans for fiscal 2025, 2024 and 2023 were $6.7 million, $6.0 million and $5.9 million, respectively.

Note 10 - Repurchases of Common Stock

In August 2024, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 20, 2024, for a period of three years, and replaced our former repurchase authorization, of which approximately $245.3 million remained. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. As of February 28, 2025, our repurchase authorization allowed for the purchase of $499.9 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

	Fiscal Years Ended Last Day of February,
(in thousands, except share and per share data)	2025	2024	2023
Common stock repurchased on the open market:
Number of shares	1,011,243	381,200	—
Aggregate value of shares	$100,019	$50,006	$—
Average price per share	$98.91	$131.18	$—

Common stock received in connection with share-based compensation:
Number of shares	27,453	51,332	90,462
Aggregate value of shares	$3,169	$5,216	$18,365
Average price per share	$115.42	$101.60	$203.02

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

During fiscal 2023, we initiated Project Pegasus, a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and effectiveness and reduce costs. Project Pegasus includes initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate and amplify cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending and improve our cash flow and working capital, as well as other activities. These initiatives have created operating efficiencies, as well as provided a platform to fund growth investments.

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

During the fourth quarter of fiscal 2025, we completed Project Pegasus, which resulted in total pre-tax restructuring charges of $60.9 million, of which $18.7 million were recognized in Home & Outdoor and $42.2 million in Beauty & Wellness. Total pre-tax restructuring charges were slightly above the high end of our range previously disclosed of $55 million primarily due to incurring higher severance and employee related costs, but well below our original expectations of $85 million to $95 million when the project was initiated. Pre-tax restructuring charges represented primarily cash expenditures and were substantially paid by the end of fiscal 2025, with a remaining liability of $7.7 million as of February 28, 2025, which is expected to be paid during fiscal 2026. For information regarding Project Pegasus savings, refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Project Pegasus” included within this Annual Report.

During fiscal 2025, 2024 and 2023, we incurred $14.8 million, $18.7 million, and $27.4 million of pre-tax restructuring costs, respectively, in connection with Project Pegasus, which were recorded as “Restructuring charges” in the consolidated statements of income.

The following tables summarize restructuring charges recorded as a result of Project Pegasus for the periods presented:

	Fiscal Year Ended February 28, 2025			Total Incurred Since Inception
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Severance and employee related costs	$3,244	$6,140	$9,384	$24,660
Professional fees	1,030	1,749	2,779	29,656
Contract termination	—	1,747	1,747	3,078
Other	581	331	912	3,502
Total restructuring charges	$4,855	$9,967	$14,822	$60,896

	Fiscal Year Ended February 29, 2024
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Severance and employee related costs	$1,046	$4,777	$5,823
Professional fees	4,049	6,079	10,128
Contract termination	—	796	796
Other (1)	49	1,916	1,965
Total restructuring charges	$5,144	$13,568	$18,712
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

The tables below present a rollforward of our accruals related to Project Pegasus, which are included in accounts payable and accrued expenses and other current liabilities:

(in thousands)	Balance at February 29, 2024	Charges	Payments	Balance at February 28, 2025
Severance and employee related costs	$4,493	$9,384	$(6,749)	$7,128
Professional fees	272	2,779	(2,538)	513
Contract termination	—	1,747	(1,735)	12
Other	—	912	(912)	—
Total	$4,765	$14,822	$(11,934)	$7,653

(in thousands)	Balance at February 28, 2023	Charges	Payments	Balance at February 29, 2024
Severance and employee related costs	$3,173	$5,823	$(4,503)	$4,493
Professional fees	3,201	10,128	(13,057)	272
Contract termination	160	796	(956)	—
Other	34	194	(228)	—
Total	$6,568	$16,941	$(18,744)	$4,765

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

On December 23, 2021, Brita LP filed a complaint against Kaz USA, Inc. and Helen of Troy Limited in the United States District Court for the Western District of Texas (the “Patent Litigation”), alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. In the Patent Litigation, Brita LP seeks monetary damages and injunctive relief relating to the alleged infringement. Brita LP simultaneously filed a complaint with the United States International Trade Commission (“ITC”) against Kaz USA, Inc., Helen of Troy Limited and five other unrelated companies that sell water filtration systems (the “ITC Action”). The complaint in the ITC Action also alleged patent infringement by the Company with respect to a limited set of PUR gravity-fed water filtration systems. In the ITC Action, Brita LP requested the ITC to initiate an unfair import investigation relating to such filtration systems. This action sought injunctive relief to prevent entry of certain accused PUR products (and certain other products) into the U.S. and cessation of marketing and sales of existing inventory that is already in the U.S. On January 25, 2022, the ITC instituted the investigation requested by the ITC Action. Discovery closed in the ITC Action in May 2022, and approximately half of the originally identified PUR gravity-fed water filters were removed from the case and are no longer included in the ITC Action. In August 2022, the parties participated in the evidentiary hearing, with additional supplemental hearings in October 2022. On February 28, 2023, the ITC issued an Initial Determination in the ITC Action, tentatively ruling against the Company and the other unrelated respondents. The ITC has a guaranteed review process, and thus all respondents, including the Company, filed a petition with the ITC for a full review of the Initial Determination. On September 19, 2023, the ITC issued its Final Determination in the Company’s favor. The ITC determined there was no violation by the Company and terminated the investigation. Brita LP is appealing the ITC's decision to the Federal Circuit (“CAFC Appeal”) and filed its Notice of Appeal on October 24, 2023. The Company intervened in the CAFC Appeal, but as of the filing date of this Form 10-K, oral argument has not been scheduled. The Patent Litigation remains stayed for the time being. We cannot predict the outcome of these legal proceedings, the amount or range of any potential loss, when the proceedings will be resolved, or customer acceptance of any replacement water filter. Litigation is inherently unpredictable, and the resolution or disposition of these proceedings could, if adversely determined, have a material and adverse impact on our financial position and results of operations.

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

During fiscal 2022 and 2023, we were in discussions with the EPA regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. We resumed normalized levels of shipping of the affected inventory during fiscal 2022 and we completed the repackaging and relabeling of our existing inventory of impacted products during fiscal 2023. Additionally, as a result of continuing dialogue with the EPA, we executed further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products, which were also completed during fiscal 2023. Ongoing settlement discussions with the EPA related to this matter may result in the imposition of fines or penalties in the future. Such potential fines or penalties cannot be reasonably estimated.

We recorded charges to cost of goods sold to write-off obsolete packaging for the affected products in our inventory on-hand and in-transit. We have also incurred additional compliance costs comprised of obsolete packaging, storage and other charges from vendors, which were recognized in cost of goods sold and incremental warehouse storage costs and legal fees, which were recognized in SG&A. We refer to these charges as “EPA compliance costs.” During fiscal 2023, we incurred $23.6 million in EPA compliance costs, of which $16.9 million and $6.7 million were recognized in cost of goods sold and SG&A, respectively, in our consolidated statement of income. The costs recognized in cost of goods sold included a $4.4 million charge to write-off the obsolete packaging for the affected additional humidifier products and affected additional air filtration products in our inventory on-hand and in-transit as of the end of the first quarter of fiscal 2023. In addition, we incurred and capitalized into inventory costs to repackage a portion of our existing inventory of the affected products beginning in the second quarter of fiscal 2022 through completion of the repackaging in the third quarter of fiscal 2023.

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

Commitments

We sell certain of our products under trademarks licensed from third parties. Some of these trademark license agreements require us to pay minimum royalties. As of February 28, 2025, we estimate future minimum annual royalty payments over the noncancellable term of these arrangements to be approximately $6.3 million, $6.0 million, $6.0 million, $5.3 million, and $2.7 million per year, during the next five fiscal years, respectively.

Note 13 - Long-Term Debt

A summary of our long-term debt follows:

(in thousands)	February 28, 2025	February 29, 2024
Credit Agreement:
Revolving loans	$678,100	$421,950
Term loans	243,750	250,000
Total borrowings under Credit Agreement	921,850	671,950
Unamortized prepaid financing fees	(4,956)	(6,279)
Total long-term debt	916,894	665,671
Less: current maturities of long-term debt	(9,375)	(6,250)
Long-term debt, excluding current maturities	$907,519	$659,421

Aggregate annual maturities of our long-term debt as of February 28, 2025 were as follows:

(in thousands)
Fiscal 2026	$9,375
Fiscal 2027	12,500
Fiscal 2028	12,500
Fiscal 2029	887,475
Fiscal 2030	—
Thereafter	—
Total	$921,850

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

The floating interest rates on our borrowings under the Credit Agreement and Prior Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $550 million and $500 million of the outstanding principal balance under the Credit Agreement as of February 28, 2025 and February 29, 2024, respectively. See Notes 14, 15, and 16 for additional information regarding our interest rate swaps.

In connection with the acquisition of Olive & June, we provided notice of a qualified acquisition and borrowed $235.0 million under our Credit Agreement to fund the acquisition initial cash consideration inclusive of amounts for cash acquired. The exercise of the qualified acquisition notice triggered temporary adjustments to the maximum leverage ratio, which was 3.50 to 1.00 before the impact of the qualified acquisition notice. As a result of the qualified acquisition notice, commencing at the beginning of our fourth quarter of fiscal 2025, the maximum leverage ratio is 4.50 to 1.00 through November 30, 2025 and 3.50 to 1.00 thereafter. For additional information on the acquisition, see Note 6.

As of February 28, 2025, the balance of outstanding letters of credit was $9.5 million, the amount available for revolving loans under the Credit Agreement was $312.4 million and the amount available per the maximum leverage ratio was $446.1 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of February 28, 2025, these covenants effectively limited our ability to incur more than $312.4 million of additional debt from all sources, including the Credit Agreement, the lesser of the two borrowing limitations.

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

Debt Covenants

Our debt under our Credit Agreement is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our Credit Agreement requires the maintenance of certain key financial covenants defined in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Agreement. Our Credit Agreement also contains other customary covenants, including, among other things, covenants restricting or limiting us, except under certain conditions set forth therein, from (1) incurring liens on our properties, (2) making certain types of investments, (3) incurring additional debt, and (4) assigning or transferring certain licenses. Our Credit Agreement also contains customary events of default, including failure to pay principal or interest when due, among others. Upon an event of default under our Credit Agreement, the lenders may, among other things, accelerate the maturity of any amounts outstanding. The commitments of the lenders to make loans to us under the Credit Agreement are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the Credit Agreement.

As of February 28, 2025, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

Interest and Capitalized Interest

During fiscal 2025, we incurred interest costs totaling $51.9 million, none of which was capitalized. During 2024 and 2023 we incurred interest costs totaling $53.9 million and $46.2 million, respectively, of which we capitalized $0.9 million and $5.5 million, respectively, as part of property and equipment in connection with the construction of a new distribution facility.

The following table contains information about interest rates and the related weighted average borrowings outstanding under our Credit Agreement, including under the Prior Credit Agreement, and the MBFC Loan for the periods presented below:

	Fiscal Years Ended Last Day of February,
(in thousands)	2025	2024	2023
Credit Agreement:
Average borrowings outstanding (1)	$761,245	$806,415	$1,011,263
Average effective interest rate (2)	6.6%	6.4%	4.4%
Interest rate range (3)	5.9% - 9.3%	6.5% - 9.3%	1.1% - 8.6%
Weighted average interest rate on borrowings outstanding at year end (4)	5.6%	6.0%	6.3%

MBFC Loan:
Average borrowings outstanding (1)	(5)	(5)	$12,226
Average effective interest rate (2)	(5)	(5)	5.0%
Interest rate range	(5)	(5)	1.2% - 5.9%
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
(4)The weighted average interest rate on borrowings outstanding at year end under the Credit Agreement is computed inclusive of the impact of our interest rate swaps.
(5)As of February 28, 2025, February 29, 2024 and February 28, 2023, we no longer had any outstanding borrowings on the MBFC Loan as the MBFC Loan terminated pursuant to its terms on February 28, 2023.

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

Recurring Fair Value Measurements

All of our financial assets and liabilities, except for our investments in U.S. Treasury Bills and our contingent consideration liability, are classified as Level 2 because their valuation is dependent on observable inputs and other quoted prices for similar assets or liabilities, or model-derived valuations whose significant value drivers are observable. Our investments in U.S. Treasury Bills are classified as Level 1 because their value is based on quoted prices in active markets for identical assets. Our contingent consideration liability is classified as Level 3 because its valuation is primarily based on a significant input unobservable in the market, specifically, projected adjusted EBITDA derived from internal forecasts. The following table presents the fair value of our financial assets and liabilities:

	Fair Value
(in thousands)	February 28, 2025	February 29, 2024
Assets:
Cash equivalents (money market accounts)	$3,852	$462
U.S. Treasury Bills	11,268	8,948
Interest rate swaps	1,065	2,504
Foreign currency derivatives	2,163	592
Total assets	$18,348	$12,506

Liabilities:
Interest rate swaps	$221	$—
Contingent consideration	4,100	—
Foreign currency derivatives	119	386
Total liabilities	$4,440	$386

All of our financial assets and liabilities, except for our investments in U.S. Treasury Bills, are measured and recorded at fair value on a recurring basis. Our investments in U.S. Treasury Bills are recorded at amortized cost. As of both February 28, 2025 and February 29, 2024, the current carrying amounts of our U.S. Treasury Bills were $2.5 million and were included within Prepaid expenses and other current assets in our consolidated balance sheets. As of February 28, 2025 and February 29, 2024, the non-current carrying amounts of our U.S. Treasury bills were $8.7 million and $6.6 million, respectively, and were included within Other assets in our consolidated balance sheets.

The carrying amounts of cash, accounts payable, accrued expenses and other current liabilities and income taxes payable approximate fair value because of the short maturity of these items. The carrying amounts of receivables approximate fair value due to the effect of the related allowance for credit losses. The carrying amount of our floating rate long-term debt approximates its fair value.

Our investments in U.S. Treasury Bills are classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. We invest in U.S. Treasury Bills with maturities ranging from less than one to five years. Gross unrealized gains were $0.1 million and losses were not material as of February 28, 2025. Gross unrealized gains and losses were not material as of February 29, 2024. During both fiscal 2025 and 2024, we recognized interest income on these investments of $0.3 million, which is included in “Non-operating income, net” in our consolidated statements of income.

In connection with the acquisition of Olive & June, we recognized contingent consideration, as a result of the total purchase consideration including contingent cash consideration of up to $15.0 million payable annually in three equal installments subject to Olive & June achieving certain adjusted EBITDA targets during calendar years 2025, 2026 and 2027. As of the acquisition date, we recorded a liability for the estimated fair value of the contingent consideration of $4.1 million, of which $1.8 million and $2.3 million was included within accrued expenses and other current liabilities and other liabilities, non-current, respectively, in our consolidated balance sheet. This contingent consideration liability will be remeasured at fair value each reporting period until the contingency is resolved, with changes in fair value recognized in SG&A. If the annual adjusted EBITDA target is not met, no payment is required. There was no change to the estimated fair value of the contingent consideration liability since the acquisition date of December 16, 2024 through the end of fiscal 2025. The fair value of the contingent consideration liability was determined using a Monte Carlo simulation model, which utilizes projected adjusted EBITDA and corresponding volatility and discount rates to estimate the probability of the adjusted EBITDA targets being achieved. The projected adjusted EBITDA during the earn-out period was derived from internal forecasts and represents a Level 3 input, and was discounted to the acquisition date and current reporting period using an estimated discount rate of 13%. Adjusted EBITDA volatility was calculated based upon peer companies, and the third quartile of 33% was selected as a key input into the Monte Carlo simulation model. In the simulated scenarios where a payment is earned, the projected contingent payments were discounted to the acquisition date and current reporting period using an estimated credit risk discount rate of 6.5%. Changes in these inputs may result in a significant increase or decrease in the fair value of the contingent consideration liability with a corresponding impact to SG&A.

We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates. In addition, we use interest rate swaps to manage our exposure to changes in interest rates. All of our derivative assets and liabilities are recorded at fair value. See Notes 1, 15 and 16 for more information on our derivatives.

Non-Recurring Fair Value Measurements

Assets remeasured to fair value on a non-recurring basis during fiscal 2025 represent the goodwill of our Drybar reporting unit and our Drybar definite-lived trade name intangible assets, both of which were impaired. We did not remeasure any assets to fair value on a non-recurring basis during fiscal 2024.

The following table presents the remaining carrying value of the assets that were remeasured to fair value on a nonrecurring basis:

		Fair Value Measurements			Fiscal 2025 Asset Impairment Charges
(in thousands)	February 28, 2025	Level 1	Level 2	Level 3
Goodwill	$1,182,899	$—	$—	$1,182,899	$38,670
Definite-lived trade names	75,335	—	—	75,335	12,785
Total	$1,258,234	$—	$—	$1,258,234	$51,455

During the fourth quarter of fiscal 2025, our impairment testing resulted in asset impairment charges of $38.7 million and $12.8 million to reduce the Drybar reporting unit goodwill and trade name, respectively, to fair values of $134.3 million and $7.0 million, respectively.

We estimate the fair value of our reporting units using an income approach based upon projected future discounted cash flows (“DCF Model”). Under the DCF Model, the fair value of each reporting unit is determined based on the present value of estimated future cash flows, discounted at a risk-adjusted rate of return. We use internal forecasts and strategic long-term plans to estimate future cash flows, including net sales revenue, gross profit margin, and earnings before interest and taxes margins. Other key estimates used in the DCF Model include, but are not limited to, discount rates, statutory tax rates, terminal growth rates, as well as working capital and capital expenditures needs. The discount rates are based on a weighted-average cost of capital utilizing industry market data of our peer group companies. Accordingly, this fair value measurement is classified as Level 3 since it is based primarily upon unobservable inputs that reflect management's assumptions.

We estimate the fair value of our trade names and trademark licenses using the relief from royalty method income approach which is based upon a DCF Model. The relief-from-royalty method estimates the fair value of a trade name or trademark license by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. The determination of fair value using this method entails a significant number of estimates and assumptions which include net sales revenue growth rates, discount rates, royalty rates, and residual growth rates (as applicable). We use internal forecasts and strategic long-term plans to estimate net sales revenue growth rates and royalty rates. We utilize a constant growth model to determine the residual growth rates which are based upon long-term industry growth expectations and long-term expected inflation. Accordingly, this fair value measurement is classified as Level 3 since it is based primarily upon unobservable inputs that reflect management's assumptions. The most significant unobservable input (Level 3) used to estimate the fair value of the Drybar definite-lived trade name was a royalty rate of 1.6%.

For additional information regarding the testing and analysis performed, refer to Note 7 and Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations,” including “Critical Accounting Policies and Estimates” included within this Annual Report.

Note 15 - Financial Instruments and Risk Management

Foreign Currency Risk

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales and operating expenses. As a result of such transactions, portions of our cash, accounts receivable and accounts payable are denominated in foreign currencies. Approximately 14% of our net sales revenue was denominated in foreign currencies during both fiscal 2025 and 2024 and 13% during fiscal 2023. These sales were primarily denominated in Euros, British Pounds and Canadian Dollars. We make most of our inventory purchases from manufacturers in Asia and primarily use the U.S. Dollar for such purchases.

In our consolidated statements of income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign income tax receivables and payables, and deferred income tax assets and liabilities are recognized in income tax (benefit) expense, and all other foreign currency exchange rate gains and losses are recognized in SG&A. We recorded in income tax (benefit) expense a foreign currency exchange rate net loss of $0.7 million during fiscal 2025, a net gain of $0.3 million during fiscal 2024 and a net loss of $0.4 million during fiscal 2023. We recorded in SG&A foreign currency exchange rate net losses of $1.5 million, $0.5 million and $1.7 million during fiscal 2025, 2024 and 2023, respectively. We mitigate certain foreign currency exchange rate risk by using forward contracts to protect against the foreign currency exchange rate risk inherent in our transactions denominated in foreign currencies. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. Certain of our forward contracts are designated as cash flow hedges (“foreign currency contracts”). Foreign currency derivatives for which we have not elected hedge accounting consist of certain forward contracts. These undesignated derivatives are used to hedge monetary net asset and liability positions. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness. For additional information on our accounting for derivatives see Note 1.

Interest Rate Risk

Interest on our outstanding debt as of February 28, 2025 and February 29, 2024 is based on floating interest rates. If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on a portion of our outstanding principal balance under the Credit Agreement, which totaled $921.9 million and $672.0 million as of February 28, 2025 and February 29, 2024, respectively. As of February 28, 2025 and February 29, 2024, $550 million and $500 million of the outstanding principal balance under the Credit Agreement, respectively, was hedged with interest rate swaps to fix the interest rate we pay. Our interest rate swaps are designated as cash flow hedges, and we evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness. For additional information on our accounting for derivatives see Note 1.

The following tables summarize the fair values of our derivative instruments at the end of fiscal 2025 and 2024:

(in thousands)	February 28, 2025
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non-Current
Forward contracts - sell Euro	Cash flow	2/2026	€35,000		$1,266	$—	$—	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2026	$8,000		38	—	—	—
Forward contracts - sell Pounds	Cash flow	2/2026	£24,950		788	—	99	—
Forward contracts - sell Norwegian Kroner	Cash flow	8/2025	kr	10,000	71	—	—	—
Interest rate swaps	Cash flow	8/2026	$550,000		763	302	221	—
Subtotal					2,926	302	320	—

Derivatives not designated under hedge accounting
Forward contracts - sell Euro	(1)	3/2025	€680		—	—	2	—
Forward contracts - sell Pounds	(1)	3/2025	£1,280		—	—	18	—
Subtotal					—	—	20	—
Total fair value					$2,926	$302	$340	$—

(in thousands)	February 29, 2024
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non-Current
Forward contracts - sell Euro	Cash flow	2/2025	€36,500		$377	$—	$90	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2025	$20,750		151	—	57	—
Forward contracts - sell Pounds	Cash flow	2/2025	£20,250		59	—	234	—
Forward contracts - sell Norwegian Kroner	Cash flow	8/2024	kr	5,000	5	—	—	—
Interest rate swaps	Cash flow	2/2026	$500,000		1,314	1,190	—	—
Subtotal					1,906	1,190	381	—

Derivatives not designated under hedge accounting
Forward contracts - sell Euro	(1)	3/2024	€430		—	—	3	—
Forward contracts - sell Pounds	(1)	3/2024	£735		—	—	2	—
Subtotal					—	—	5	—
Total fair value					$1,906	$1,190	$386	$—

(1)These forward contracts, for which we have not elected hedge accounting, hedge monetary net asset and liability positions for the notional amounts reported, creating an economic hedge against currency movements.

The pre-tax effects of derivative instruments designated as cash flow hedges for fiscal 2025 and 2024 were as follows:

	Fiscal Years Ended Last Day of February,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2025	2024	Location	2025	2024
Foreign currency contracts - cash flow hedges	$3,294	$(502)	Sales revenue, net	$1,441	$(9)
Interest rate swaps - cash flow hedges	2,401	4,373	Interest expense	4,061	7,615
Total	$5,695	$3,871		$5,502	$7,606

The pre-tax effects of derivative instruments not designated under hedge accounting for fiscal 2025 and 2024 were as follows:

	Fiscal Years Ended Last Day of February,
	Gain (Loss) Recognized in Income
(in thousands)	Location	2025	2024
Forward contracts	SG&A	$76	$(280)
Total		$76	$(280)

We expect a net gain of $2.6 million associated with foreign currency contracts and interest rate swaps currently recorded in AOCI to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle. See Notes 1, 14 and 16 for more information.

Counterparty Credit Risk

Financial instruments, including foreign currency contracts, forward contracts and interest rate swaps, expose us to counterparty credit risk for non-performance. We manage our exposure to counterparty credit risk by only dealing with counterparties who are substantial international financial institutions with significant experience using such derivative instruments. We believe that the risk of incurring credit losses is remote.

Note 16 - Accumulated Other Comprehensive Income

The changes in AOCI by component and related tax effects for fiscal 2025 and 2024 were as follows:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 28, 2023	$4,394	$553	$4,947
Other comprehensive income (loss) before reclassification	4,373	(502)	3,871
Amounts reclassified out of AOCI	(7,615)	9	(7,606)
Tax effects	765	122	887
Other comprehensive loss	(2,477)	(371)	(2,848)
Balance at February 29, 2024	$1,917	$182	$2,099
Other comprehensive income before reclassification	2,401	3,294	5,695
Amounts reclassified out of AOCI	(4,061)	(1,441)	(5,502)
Tax effects	389	(403)	(14)
Other comprehensive (loss) income	(1,271)	1,450	179
Balance at February 28, 2025	$646	$1,632	$2,278

See Notes 1, 14 and 15 for additional information regarding our cash flow hedges.

Note 17 - Segment and Geographic Information

Segment Information

We operate through two strategic business divisions, each comprised of operating segments organized by our brands and product lines. Operating segments with similar economic and qualitative characteristics are aggregated into our two reportable segments, which align with our strategic business divisions. Our two reportable segments consist of Home & Outdoor and Beauty & Wellness. The Olive & June and Curlsmith brands and products were added to the Beauty & Wellness segment upon the completion of the acquisitions. For additional information on our segments refer to Note 1 and Item 1., “Business,” included within this Annual Report.

Segment financial information is prepared in accordance with GAAP and our significant accounting policies described in Note 1. Resources are allocated and performance is assessed using segment operating income by our Chief Executive Officer, whom we have determined to be our Chief Operating Decision Maker (“CODM”). Our CODM utilizes segment operating income when making decisions about allocating capital and personnel to the segments, predominantly in the annual budget and quarterly forecasting processes. In addition, our CODM uses operating income, including comparison of actual results to budget and forecast, in assessing the performance of each segment and in evaluating product pricing, distribution strategies and marketing investments. Our CODM reviews balance sheet information at a consolidated level. We compute segment operating income based on net sales revenue, less cost of goods sold, SG&A, asset impairment charges and restructuring charges. The SG&A used to compute each segment’s operating income is directly associated with the segment, plus shared services and corporate overhead expenses that are allocable to the segment. We do not allocate non-operating income and expense, including interest or income taxes, to operating segments.

The following tables summarize reportable segment information with a reconciliation to our consolidated results for the periods presented:

	Fiscal Year Ended February 28, 2025
(in thousands)	Home & Outdoor	Beauty & Wellness (1)(2)	Total
Sales revenue, net	$906,331	$1,001,334	$1,907,665
Less: (3)
Cost of goods sold	431,924	561,335	993,259
Operating expense (4)	354,806	416,852	771,658
Operating income	$119,601	$23,147	$142,748
Non-operating income, net			838
Interest expense			51,922
Income before income tax			$91,664

	Fiscal Year Ended February 29, 2024
(in thousands)	Home & Outdoor	Beauty & Wellness (2)	Total
Sales revenue, net	$916,381	$1,088,669	$2,005,050
Less: (3)
Cost of goods sold	440,737	615,653	1,056,390
Operating expense (4)	332,912	355,159	688,071
Operating income	$142,732	$117,857	$260,589
Non-operating income, net			1,518
Interest expense			53,065
Income before income tax			$209,042

	Fiscal Year Ended February 28, 2023
(in thousands)	Home & Outdoor	Beauty & Wellness (2)	Total
Sales revenue, net	$915,685	$1,156,982	$2,072,667
Less: (3)
Cost of goods sold	470,070	703,246	1,173,316
Operating expense (4)	311,562	375,998	687,560
Operating income	$134,053	$77,738	$211,791
Non-operating income, net			249
Interest expense			40,751
Income before income tax			$171,289
(1)Fiscal 2025 includes approximately eleven weeks of operating results from Olive & June, acquired on December 16, 2024. For additional information see Note 6.
(2)Fiscal 2025 and 2024 include a full year of operating results from Curlsmith, acquired on April 22, 2022, compared to approximately forty-five weeks of operating results in fiscal 2023. For additional information see Note 6.
(3)These significant expense categories and amounts align with the reportable segment information that is regularly provided to the CODM.
(4)Operating expense for both reportable segments includes SG&A expense and restructuring charges. Fiscal 2025 operating expense also includes asset impairment charges of $51.5 million in our Beauty & Wellness segment. See Note 11 for further information on our global restructuring plan and Note 7 for further information on the asset impairment charges.

The following tables summarize reportable segment information for the periods presented:

	Fiscal Year Ended February 28, 2025
(in thousands)	Home & Outdoor	Beauty & Wellness (1)(2)	Total
Capital and intangible asset expenditures	$14,275	$15,797	$30,072
Depreciation and amortization	26,088	28,960	55,048
Non-cash share-based compensation	10,402	10,974	21,376
Asset impairment charges	—	51,455	51,455

	Fiscal Year Ended February 29, 2024
(in thousands)	Home & Outdoor	Beauty & Wellness (2)	Total
Capital and intangible asset expenditures	$28,012	$8,632	$36,644
Depreciation and amortization	24,595	26,904	51,499
Non-cash share-based compensation	16,319	17,553	33,872

	Fiscal Year Ended February 28, 2023
(in thousands)	Home & Outdoor	Beauty & Wellness (2)	Total
Capital and intangible asset expenditures	$159,183	$15,681	$174,864
Depreciation and amortization	18,364	26,319	44,683
Non-cash share-based compensation	10,751	16,002	26,753
(1)Fiscal 2025 includes approximately eleven weeks of operating results from Olive & June, acquired on December 16, 2024. For additional information see Note 6.
(2)Fiscal 2025 and 2024 include a full year of operating results from Curlsmith, acquired on April 22, 2022, compared to approximately forty-five weeks of operating results in fiscal 2023. For additional information see Note 6.

Geographic Information

The following table presents net sales revenue by geographic region, in U.S. Dollars. Net sales are attributed to countries based on the customer's location.

	Fiscal Years Ended Last Day of February,
(in thousands)	2025		2024		2023
U.S.	$1,356,750	71.1%	$1,478,134	73.7%	$1,538,852	74.2%
Canada	82,501	4.3%	82,122	4.1%	108,416	5.2%
EMEA	294,954	15.5%	284,434	14.2%	268,153	13.0%
Asia Pacific	125,426	6.6%	116,157	5.8%	115,626	5.6%
Latin America	48,034	2.5%	44,203	2.2%	41,620	2.0%
Total sales revenue, net	$1,907,665	100.0%	$2,005,050	100.0%	$2,072,667	100.0%

Worldwide sales to our largest customer, Amazon.com Inc., accounted for approximately 22%, 21% and 17% of our consolidated net sales revenue in fiscal 2025, 2024 and 2023, respectively. Sales to our second largest customer, Walmart, Inc., including its worldwide affiliates, accounted for approximately 11%, 9% and 10% of our consolidated net sales revenue in fiscal 2025, 2024, and 2023, respectively. Sales to our third largest customer, Target Corporation, accounted for approximately 11% of our consolidated net sales revenue in fiscal 2025 and 10% in both fiscal 2024 and 2023. Sales to these largest customers include sales across both of our business segments. No other customers accounted for 10% or more of consolidated net sales revenue during these fiscal years. Sales to our top five customers accounted for approximately 49%, 47% and 43% of our consolidated net sales revenue in fiscal 2025, 2024 and 2023, respectively.

Our U.S. and international long-lived assets were as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2025	2024	2023
U.S.	$342,033	$344,361	$357,577
International	23,059	28,247	32,967
Total	$365,092	$372,608	$390,544

The table above classifies assets based upon the country where they are physically located. Long-lived assets included in the table above include property and equipment and operating lease assets.

Note 18 - Income Taxes

We reorganized the Company in Bermuda in 1994 and many of our foreign subsidiaries are not directly or indirectly owned by a U.S. parent. As such, a large portion of our foreign income is not subject to U.S. taxation on a permanent basis under current law. Additionally, our intangible assets are largely owned by foreign affiliates, resulting in proportionally higher earnings in jurisdictions with lower statutory tax rates, which historically had the effect of decreasing our overall effective tax rate. The taxable income earned in each jurisdiction, whether U.S. or foreign, is determined by the subsidiary's operating results and transfer pricing and tax regulations in the related jurisdictions.

The Organisation for Economic Co-operation and Development (“OECD”) has introduced a framework to implement a global minimum corporate income tax of 15%, referred to as “Pillar Two.” Certain countries in which we operate have enacted Pillar Two legislation and continue to modify their rules and guidance, often to align with ongoing OECD interpretive guidance on the “Model Rules.” Meanwhile, additional countries are in the process of introducing legislation to implement Pillar Two, even as the OECD continues to modify its administrative guidance. Pillar Two legislation effective for our fiscal 2025 has been incorporated into our financial statements. However, the extent to which other jurisdictions adopt or enact Pillar Two is uncertain and could increase the cost and complexity of compliance, and we expect that it could have a further material adverse affect on our global effective tax rate in fiscal 2026.

In response to Pillar Two, on May 24, 2024, Barbados enacted a domestic corporate income tax rate of 9%, effective for our fiscal 2025. We incorporated this corporate income tax into our income tax provision and revalued our existing deferred tax liabilities subject to the Barbados legislation, which resulted in a discrete tax charge of $6.0 million during fiscal 2025. Additionally, Barbados enacted a DMTT of 15% which applies to Barbados businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective beginning with our fiscal 2026. Although we currently do not expect the Barbados DMTT to have a material impact to our consolidated financial statements, we will continue to monitor and evaluate impacts as further regulatory guidance becomes available.

Like Barbados, the government of Bermuda enacted a 15% corporate income tax that will become effective for us in fiscal 2026. The Bermuda corporate income tax allows for a beginning net operating loss balance related to the five years preceding the effective date. Accordingly, during fiscal 2024, we recorded a deferred tax asset of $9.3 million for the Bermuda net operating losses generated from fiscal 2021 through 2024 with an offsetting valuation allowance of $9.3 million. Although we currently do not expect this Bermuda tax to have a material impact to our consolidated financial statements, we will continue to monitor and evaluate impacts as further regulatory guidance becomes available.

In the fourth quarter of fiscal 2025, we implemented a reorganization involving the transfer of intangible assets previously held by Helen of Troy Limited (Barbados). The reorganization resulted in the consolidation of the ownership of intangible assets, supporting streamlined internal licensing and centralized management of the intangible assets. As a result of the reorganization, additional intangible assets are now owned by our subsidiary in Switzerland. Further, the reorganization resulted in a transitional income tax benefit of $64.6 million from the recognition of a deferred tax asset, partially offset by taxes associated with the transfer.

The Company continues to elect to account for U.S. tax on global intangible low-taxed income (“GILTI”) as a period cost and therefore has not recorded deferred taxes related to GILTI on its foreign subsidiaries.

We consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested; accordingly, no taxes have been recognized on such earnings. We continue to evaluate our plans for reinvestment or repatriation of unremitted foreign earnings. If we determine that all or a portion of our foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. income taxes. Due to the number of legal entities and jurisdictions involved, our legal entity structure, and the tax laws in the relevant jurisdictions, we believe it is not practicable to estimate the amount of additional taxes which may be payable upon distribution of these undistributed earnings.

Our components of income before income tax are as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2025	2024	2023
U.S.	$19,827	$68,957	$41,738
Non-U.S.	71,837	140,085	129,551
Total	$91,664	$209,042	$171,289

Our components of income tax (benefit) expense are as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2025	2024	2023
Current:
U.S. federal	$9,570	$9,259	$13,472
State	5,046	2,704	3,417
Non-U.S.	29,279	15,275	13,369
	43,895	27,238	30,258

Deferred:
U.S. federal	(2,287)	9,449	(3,337)
State	614	3,252	(1,815)
Non-U.S.	(74,309)	509	2,910
	(75,982)	13,210	(2,242)
Total	$(32,087)	$40,448	$28,016

Our total income tax (benefit) expense differs from the amounts computed by applying the U.S. statutory tax rate to income before income taxes. An income tax rate reconciliation of these differences are as follows:

	Fiscal Years Ended Last Day of February,
	2025	2024	2023
Effective income tax rate at the U.S. statutory rate	21.0%	21.0%	21.0%
Impact of U.S. state income taxes	5.6%	2.2%	0.3%
Effect of statutory tax rate in Macau	(3.5)%	(4.0)%	(5.4)%
Effect of statutory tax rate in Barbados	(1.6)%	(2.4)%	(3.3)%
Effect of statutory tax rate in Switzerland	(0.3)%	(1.8)%	(2.0)%
Effect of income from other non-U.S. operations subject to varying rates	2.4%	2.3%	2.1%
Effect of foreign exchange fluctuations	3.2%	(0.3)%	2.5%
Effect of stock compensation	2.3%	1.2%	—%
Effect of uncertain tax positions	(7.7)%	0.4%	0.2%
Effect of non-deductible executive compensation	1.5%	1.9%	1.2%
Effect of intangible asset reorganization	(70.5)%	—%	—%
Effect of asset impairment	2.2%	—%	—%
Effect of changes in valuation allowance	2.5%	3.9%	(0.5)%
Effect of base erosion and anti-abuse tax	0.9%	—%	—%
Effect of changes in tax rates	6.8%	(4.4)%	(0.4)%
Other items	0.2%	(0.7)%	0.7%
Effective income tax rate	(35.0)%	19.3%	16.4%

Each year there are significant transactions or events that are incidental to our core businesses and that by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates. Without these transactions or events, the trend in our effective tax rates would follow a more normalized pattern.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2025	2024
Deferred tax assets, gross:
Operating loss carryforwards and tax credits	$22,436	$19,345
Accounts receivable	5,976	6,877
Inventories	18,373	26,498
Operating lease liabilities	10,448	10,329
Research and development expenditures	4,911	2,847
Interest limitation	13,616	7,561
Accrued expenses and other	5,613	5,953
Amortization	14,033	—
Total gross deferred tax assets	95,406	79,410
Valuation allowance	(21,374)	(19,044)
Deferred tax liabilities:
Operating lease assets	(7,844)	(8,119)
Depreciation	(27,811)	(28,433)
Amortization	—	(61,405)
Total deferred tax assets (liabilities), net	$38,377	$(37,591)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, expected future taxable income and tax planning strategies in assessing the ultimate realization of deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not be recoverable. In fiscal 2025, the $2.3 million net increase in our valuation allowance was principally due to changes in the value of operating loss carryforwards not expected to be used in future years.

The composition of our operating loss carryforwards and tax credits at the end of fiscal 2025 is as follows:

		February 28, 2025
(in thousands)	Tax Year Expiration Date Range	Deferred Tax Assets	Operating Loss Carryforward
U.S. state operating loss carryforwards	2032-2044	$1,515	$32,974
Non-U.S. operating loss carryforwards with definite carryover periods	2028-2041	3,342	13,973
Non-U.S. operating loss carryforwards with indefinite carryover periods	Indefinite	17,579	98,298
Subtotal		22,436	$145,245
Less portion of valuation allowance established for operating loss carryforwards		(21,298)
Total operating loss carryforwards, net of valuation allowance		$1,138

Any future amount of deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during any carryforward periods are reduced.

During fiscal 2025 and 2024, changes in the total amount of unrecognized tax benefits (excluding interest and penalties) were as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2025	2024
Total unrecognized tax benefits, beginning balance	$6,824	$6,018
Tax positions taken during the current period	894	806
Settlements	(7,113)	—
Total unrecognized tax benefits, ending balance	605	6,824
Less current unrecognized tax benefits	—	—
Non-current unrecognized tax benefits	$605	$6,824

During fiscal 2025, the amount of unrecognized tax benefits decreased by $7.1 million due to settlement and resolution of tax examinations. If we are able to sustain our positions with the relevant taxing authorities, approximately $0.6 million (excluding interest and penalties) of uncertain tax position liabilities as of February 28, 2025 would favorably impact our effective tax rate in future periods. We do not expect any significant changes to our existing unrecognized tax benefits during the next twelve months resulting from any issues currently pending with tax authorities.

We classify interest and penalties on uncertain tax positions as income tax expense. At the end of fiscal 2025 and 2024, the liability for tax-related interest and penalties associated with unrecognized tax benefits was $2.2 million and $3.2 million, respectively. Additionally, during fiscal 2025 and 2024, we recognized tax benefits of $1.0 million and a de minimus amount of tax expense, respectively, from tax-related interest and penalties in the consolidated statements of income.

We file income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. As of February 28, 2025, tax years under examination or still subject to examination by material tax jurisdictions are as follows:

Jurisdiction	Tax Years Under Examination	Open Tax Years
Barbados	- None -	2020	—	2025
China	2009-2018	2009	—	2025
Hong Kong	2014-2018	2014	—	2025
Macao	- None -	2021	—	2025
Switzerland	- None -	2017	—	2025
United Kingdom	- None -	2024	—	2025
U.S.	- None -	2021	—	2025

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

The following table presents our weighted average basic and diluted shares outstanding for the periods shown:

	Fiscal Years Ended Last Day of February,
(in thousands)	2025	2024	2023
Weighted average shares outstanding, basic	23,012	23,865	23,955
Incremental shares from share-based compensation arrangements	53	105	135
Weighted average shares outstanding, diluted	23,065	23,970	24,090

Anti-dilutive securities	131	44	46

HELEN OF TROY LIMITED AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

(in thousands)	Beginning Balance	Additions (1)	Deductions (2)	Ending Balance
Allowance for credit losses:
Year Ended February 28, 2025	$7,481	$(143)	$3,044	$4,294
Year Ended February 29, 2024	$1,678	$6,103	$300	$7,481
Year Ended February 28, 2023	$843	$1,798	$963	$1,678
Deferred tax asset valuation allowance:
Year Ended February 28, 2025	$19,044	$2,330	$—	$21,374
Year Ended February 29, 2024	$10,706	$8,338	$—	$19,044
Year Ended February 28, 2023	$11,673	$—	$967	$10,706

(1)Additions to the allowance for credit losses represent periodic net charges to the provision for doubtful receivables, inclusive of any recoveries of receivables previously written off. The addition to the allowance for credit losses in fiscal 2024, includes a charge for uncollectible receivables due to the bankruptcy of Bed, Bath & Beyond. In fiscal 2025, the addition to the deferred tax asset valuation allowance was principally due to changes in the value of operating loss carryforwards not expected to be used in future years. In fiscal 2024, the addition to the deferred tax asset valuation allowance was primarily due to net operating loss carryforwards recorded in fiscal 2024 as a result of the Bermuda corporate income tax enactment that are not expected to be recoverable partially offset by changes in estimates of the recoverability of deferred tax assets.

(2)Deductions to the allowance for credit losses represent uncollectible balances written off. The deduction to the allowance for credit losses in fiscal 2025 was primarily due to the write-off of uncollectible Bed, Bath & Beyond balances. The deduction to the deferred tax asset valuation allowance in fiscal 2023 was primarily due to changes in deferred tax assets that are not expected to be recoverable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Based on their evaluation, which excluded an evaluation of the internal control over financial reporting of Olive & June, as of the end of the period covered by this Annual Report on Form 10-K, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective at the reasonable assurance level. During our fiscal quarter ended February 28, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In conducting our evaluation of the effectiveness of internal control over financial reporting, we have excluded the assets and liabilities and results of operations of Olive & June, which we acquired on December 16, 2024, in accordance with the SEC’s guidance concerning the reporting of internal controls over financial reporting in connection with an acquisition. The assets and net sales revenue of Olive & June that were excluded from our assessment constituted approximately 1.3 percent of the Company's total consolidated assets (excluding goodwill and intangibles, which are included within the scope of the assessment) and 1.2 percent of total consolidated net sales revenue, as of and for the year ended February 28, 2025.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended February 28, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in our definitive Proxy Statement for the 2025 Annual General Meeting of Shareholders (the “Proxy Statement”) is incorporated by reference in response to this Item 10, as noted below:

•information about our Directors who are standing for re-election is set forth under “Proposal 1: Election of Directors”;
•information about our executive officers is set forth under “Fiscal Year 2025 Executive Officers”;
•information about our Audit Committee, including members of the committee, and our designated “audit committee financial experts” is set forth under “Board Committees and Meetings - Audit Committee”;
•information about Section 16(a) beneficial ownership reporting compliance is set forth under “Delinquent Section 16(a) Reports” (if any to disclose);
•information about any material changes to procedures for recommending nominees to the board of directors is set forth under “Board Composition and Structure” and “Shareholder Proposals”; and
•information about our insider trading policies and procedures is set forth under “Prohibition on Pledging and Hedging and Restrictions on Other Transactions Involving Common Stock.”

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

Item 11. Executive Compensation

Information set forth under the captions “Director Compensation”; “Executive Compensation Tables”; “Equity Award Grant Practices”; “Compensation Discussion & Analysis”; “CEO Pay Ratio for Fiscal Year 2025”; “Compensation Committee Interlocks and Insider Participation”; and “Compensation Committee Report” in our Proxy Statement is incorporated by reference in response to this Item 11.

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

10.8†
Amended and Restated Severance Agreement between Helen of Troy Nevada Corporation and Tessa Judge, dated March 1, 2024 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2024, filed with the Securities and Exchange Commission on April 24, 2024 (the “2024 10-K”)).

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

10.12†	First Amendment to the Helen of Troy Limited 2018 Stock Incentive Plan dated February 28, 2024 (incorporated by reference to Exhibit 10.12 of the Company’s 2024 10-K).
19*	Insider Trading Policy.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 of the Company's 2024 10-K).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELEN OF TROY LIMITED

By: /s/ Noel M. Geoffroy
Noel M. Geoffroy Chief Executive Officer and Director April 24, 2025
Pursuant to the requirements of the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Noel M. Geoffroy	/s/ Brian L. Grass
Noel M. Geoffroy Chief Executive Officer, Director and Principal Executive Officer April 24, 2025	Brian L. Grass Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer April 24, 2025

/s/ Timothy F. Meeker	/s/ Tabata L. Gomez
Timothy F. Meeker Director, Chairman of the Board April 24, 2025	Tabata L. Gomez Director April 24, 2025

/s/ Beryl B. Raff	/s/ Krista L. Berry
Beryl B. Raff Director April 24, 2025	Krista L. Berry Director April 24, 2025

/s/ Darren G. Woody	/s/ Thurman K. Case
Darren G. Woody Director April 24, 2025	Thurman K. Case Director April 24, 2025

/s/ Vincent D. Carson	/s/ Elena B. Otero
Vincent D. Carson Director April 24, 2025	Elena B. Otero Director April 24, 2025