Form 10-Q
period 2025-05-31
HELEN OF TROY LTD
filed 2025-07-10
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to __
Commission File Number: 001-14669
HELEN OF TROY LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	74-2692550
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
Clarendon House
2 Church Street
Hamilton HM 11, Bermuda
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
As of July 1, 2025, there were 22,955,346 common shares, $0.10 par value per share, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except shares and par value)	May 31, 2025	February 28, 2025
Assets
Assets, current:
Cash and cash equivalents	$22,669	$18,867
Receivables, less allowances of $4,934 and $4,294	314,814	428,330
Inventory	484,127	452,615
Prepaid expenses and other current assets	25,163	26,102
Income taxes receivable	8,642	5,798
Total assets, current	855,415	931,712

Property and equipment, net of accumulated depreciation of $207,871 and $200,176	332,359	330,029
Goodwill	861,786	1,182,899
Other intangible assets, net of accumulated amortization of $210,746 and $205,757	466,182	566,756
Operating lease assets	35,925	35,063
Deferred tax assets, net	80,487	67,660
Other assets	19,809	17,964
Total assets	$2,651,963	$3,132,083

Liabilities and Stockholders' Equity
Liabilities, current:
Accounts payable	$228,145	$269,405
Accrued expenses and other current liabilities	182,832	160,740
Income taxes payable	73,224	26,739
Long-term debt, current maturities	20,313	9,375
Total liabilities, current	504,514	466,259

Long-term debt, excluding current maturities	850,700	907,519
Lease liabilities, non-current	41,003	39,949
Deferred tax liabilities, net	20,579	29,283
Other liabilities, non-current	7,481	5,634
Total liabilities	1,424,277	1,448,644

Commitments and contingencies

Stockholders' equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 22,944,677 and 22,856,066 shares issued and outstanding	2,294	2,286
Additional paid in capital	367,819	367,106
Accumulated other comprehensive (loss) income	(3,478)	2,278
Retained earnings	861,051	1,311,769
Total stockholders' equity	1,227,686	1,683,439
Total liabilities and stockholders' equity	$2,651,963	$3,132,083

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of (Loss) Income (Unaudited)

	Three Months Ended May 31,
(in thousands, except per share data)	2025	2024
Sales revenue, net	$371,655	$416,847
Cost of goods sold	196,644	213,768
Gross profit	175,011	203,079

Selling, general and administrative expense (“SG&A”)	167,664	170,481
Asset impairment charges	414,385	—
Restructuring charges	—	1,835
Operating (loss) income	(407,038)	30,763

Non-operating income, net	308	100
Interest expense	13,808	12,543
(Loss) income before income tax	(420,538)	18,320

Income tax expense	30,180	12,116
Net (loss) income	$(450,718)	$6,204

(Loss) earnings per share:
Basic	$(19.65)	$0.26
Diluted	(19.65)	0.26

Weighted average shares used in computing (loss) earnings per share:
Basic	22,943	23,524
Diluted	22,943	23,633

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended May 31,
(in thousands)	2025	2024
Net (loss) income	$(450,718)	$6,204
Other comprehensive income (loss), net of tax:
Cash flow hedge activity - interest rate swaps	1,292	925
Cash flow hedge activity - foreign currency contracts	(7,048)	(227)
Total other comprehensive (loss) income, net of tax	(5,756)	698
Comprehensive (loss) income	$(456,474)	$6,902

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 29, 2024	23,751	$2,375	$348,739	$2,099	$1,284,229	$1,637,442
Net income	—	—	—	—	6,204	6,204
Other comprehensive income, net of tax	—	—	—	698	—	698
Exercise of stock options	6	1	351	—	—	352
Issuance and settlement of restricted stock	71	7	(7)	—	—	—
Issuance of common stock related to stock purchase plan	19	2	2,004	—	—	2,006
Common stock repurchased and retired	(1,037)	(104)	(6,720)	—	(96,211)	(103,035)
Share-based compensation	—	—	5,833	—	—	5,833
Balances at May 31, 2024	22,810	$2,281	$350,200	$2,797	$1,194,222	$1,549,500

Balances at February 28, 2025	22,856	$2,286	$367,106	$2,278	$1,311,769	$1,683,439
Net loss	—	—	—	—	(450,718)	(450,718)
Other comprehensive loss, net of tax	—	—	—	(5,756)	—	(5,756)
Issuance and settlement of restricted stock	75	7	(8)	—	—	(1)
Issuance of common stock related to stock purchase plan	39	4	1,753	—	—	1,757
Common stock repurchased and retired	(25)	(3)	(1,328)	—	—	(1,331)
Share-based compensation	—	—	296	—	—	296
Balances at May 31, 2025	22,945	$2,294	$367,819	$(3,478)	$861,051	$1,227,686

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended May 31,
(in thousands)	2025	2024
Cash provided by operating activities:
Net (loss) income	$(450,718)	$6,204
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,084	13,836
Amortization of financing costs	369	319
Non-cash operating lease expense	2,189	2,878
Provision for credit losses	621	88
Non-cash share-based compensation	296	5,833
Asset impairment charges	414,385	—
Gain on the sale or disposal of property and equipment	(39)	(29)
Deferred income taxes and tax credits	(19,988)	10,445
Changes in operating capital, net of effects of acquisition of business:
Receivables	114,092	64,595
Inventory	(31,512)	(48,754)
Prepaid expenses and other current assets	(1,777)	(3,565)
Other assets and liabilities, net	(271)	327
Accounts payable	(42,372)	2,350
Accrued expenses and other current liabilities	15,019	(19,465)
Accrued income taxes	43,960	(9,742)
Net cash provided by operating activities	58,338	25,320

Cash used by investing activities:
Capital and intangible asset expenditures	(13,362)	(9,142)
Net proceeds from business acquired, net of cash acquired	3,880	—
Payments for purchases of U.S. Treasury Bills	(687)	(683)
Proceeds from the maturity of U.S. Treasury Bills	639	626
Proceeds from the sale of property and equipment	46	38
Net cash used by investing activities	(9,484)	(9,161)

Cash used by financing activities:
Proceeds from revolving loans	131,500	314,040
Repayment of revolving loans	(424,200)	(230,090)
Proceeds from term loans	250,000	—
Repayment of long-term debt	(2,344)	(1,563)
Payment of financing costs	(434)	(222)
Proceeds from share issuances under share-based compensation plans	1,757	2,358
Payments for repurchases of common stock	(1,331)	(103,035)
Net cash used by financing activities	(45,052)	(18,512)

Net increase (decrease) in cash and cash equivalents	3,802	(2,353)
Cash and cash equivalents, beginning balance	18,867	18,501
Cash and cash equivalents, ending balance	$22,669	$16,148

Supplemental non-cash investing activity:
Capital expenditures included in accounts payable and accrued expenses	$6,670	$5,647

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
May 31, 2025

Note 1 - Basis of Presentation and Related Information

Corporate Overview

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of May 31, 2025 and February 28, 2025, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2025 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. Our portfolio of brands includes OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools, Drybar, Curlsmith, Revlon and Olive & June, among others. As of May 31, 2025, we operated two reportable segments: Home & Outdoor and Beauty & Wellness.

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

On December 16, 2024, we completed the acquisition of Olive & June, LLC (“Olive & June”), an innovative, omni-channel nail care brand. The Olive & June brand and products were added to the Beauty & Wellness segment. The total purchase consideration consists of initial cash consideration of $224.7 million, which is net of cash acquired and a favorable post-closing adjustment of $3.9 million, and contingent cash consideration of up to $15.0 million subject to Olive & June's performance during calendar years 2025, 2026, and 2027, payable annually. See Note 4 and Note 11 for additional information.

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

Note 2 - New Accounting Pronouncements

There have been no changes in the information provided in our Form 10-K.

Note 3 - Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities was as follows:

(in thousands)	May 31, 2025	February 28, 2025
Accrued compensation, benefits and payroll taxes	$24,195	$16,096
Accrued sales discounts and allowances	43,897	36,600
Accrued sales returns	21,619	20,190
Accrued advertising	28,193	25,716
Other	64,928	62,138
Total accrued expenses and other current liabilities	$182,832	$160,740

Note 4 - Acquisition of Olive & June

On December 16, 2024, we completed the acquisition of 100% of the membership interests of Olive & June, an innovative, omni-channel nail care brand. Olive & June products deliver a salon-quality experience at home and include nail polish, press-on nails, manicure and pedicure systems, grooming tools and nail care essentials. The acquisition of Olive & June complements and broadens our existing Beauty portfolio beyond the hair care category. The Olive & June brand and products were added to the Beauty & Wellness segment. The total purchase consideration consists of initial cash consideration of $224.7 million, which is net of cash acquired and a favorable post-closing adjustment of $3.9 million, and contingent cash consideration of up to $15.0 million subject to Olive & June's performance during calendar years 2025, 2026, and 2027, payable annually. The acquisition was funded with cash on hand and borrowings under our existing revolving credit facility.

The contingent cash consideration of up to $15.0 million is payable annually in three equal installments subject to Olive & June achieving certain annual adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets during calendar years 2025, 2026 and 2027. If the annual adjusted EBITDA target is not met, no payment is required. As of the acquisition date, we recorded a liability for the estimated fair value of the contingent consideration of $4.1 million, of which $1.8 million and $2.3 million was included within accrued expenses and other current liabilities and other liabilities, non-current, respectively, in our condensed consolidated balance sheet. This contingent consideration liability is remeasured at fair value each reporting period until the contingency is resolved, with changes in fair value recognized in SG&A. See Note 11 for additional information regarding the estimated fair value of our contingent consideration liability.

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

During the first quarter of fiscal 2026, we made adjustments to provisional asset and liability balances, which resulted in a corresponding net decrease to goodwill of $0.3 million. We also finalized the net working capital adjustment during the first quarter of fiscal 2026, which resulted in a $3.9 million reduction to the total purchase consideration and goodwill.

The following table presents the preliminary estimated fair values of assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Assets:
Receivables	$13,182
Inventory	15,121
Prepaid expenses and other current assets	3,920
Property and equipment	1,490
Goodwill	150,681
Trade names - definite	51,000
Customer relationships - definite	8,000
Other intangible assets - definite	1,600
Other assets	275
Total assets	245,269
Liabilities:
Accounts payable	5,614
Accrued expenses and other current liabilities	12,686
Other liabilities, non-current	2,300
Total liabilities	20,600
Net assets recorded	$224,669

Note 5 - Goodwill and Intangibles

We perform annual impairment testing each fiscal year and interim impairment testing, if necessary. We write down any asset deemed to be impaired to its fair value.

During the first quarter of fiscal 2026, we concluded that a goodwill impairment triggering event had occurred due to a further sustained decline in our stock price, resulting in our carrying value (excluding long-term debt) exceeding the Company's total enterprise value (market capitalization plus long-term debt). Additional factors that contributed to this conclusion included downward revisions to our internal forecasts and strategic long-term plans, which reflect the tariff policies in effect and the related macroeconomic environment at the end of our first quarter of fiscal 2026, including the corresponding impact on consumer spending and retailer orders. These factors were applicable to all of our reporting units, indefinite-lived trademark licenses and trade names and definite-lived trademark licenses, trade names and certain other intangible assets. Thus, we performed quantitative impairment testing on our goodwill and intangible assets described above.

We estimate the fair value of our trade names and trademark licenses using the relief from royalty method income approach which is based upon projected future discounted cash flows (“DCF Model”). We estimate the fair value of our customer relationships and lists using the distributor method income approach which is based upon a DCF Model. After adjusting the carrying values of our indefinite-lived and definite-lived intangible assets, the Company completed a quantitative impairment test for goodwill. We estimate the fair value of our reporting units using an income approach based upon projected future discounted cash flows.

Based on the outcome of these assessments, we recognized asset impairment charges totaling $414.4 million and a charge of $16.5 million to tax expense to record a valuation allowance against a related deferred tax asset during the first quarter of fiscal 2026. Asset impairment charges recognized for our Home & Outdoor segment totaled $219.1 million and included charges for our Hydro Flask and Osprey businesses of $120.8 million and $98.3 million, respectively. Asset impairment charges recognized for our Beauty & Wellness segment totaled $195.3 million and included charges for our Drybar, Curlsmith, Health & Wellness and Revlon businesses of $103.7 million, $36.2 million, $35.8 million and $19.6 million, respectively. In connection with our annual budgeting and forecasting process, management reduced its forecasts for net sales revenue growth, gross margin and earnings before interest and taxes to reflect the tariff policies in effect and the related macroeconomic environment at the end of our first quarter of fiscal 2026, including the corresponding impact on consumer spending and retailer orders, as applicable. The revised forecasts also resulted in management selecting lower residual growth rates, which were also reflective of revised long-term industry growth expectations, and royalty rates, as applicable. Refer to Note 11 for additional information on our valuation method and related assumptions and estimates. For additional information regarding the testing and analysis performed, refer to “Critical Accounting Policies and Estimates” in Item 2., “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

The following table summarizes the changes in our goodwill by segment for the three month period ended May 31, 2025:

(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Gross carrying amount as of February 28, 2025	$491,777	$729,792	$1,221,569
Accumulated impairment as of February 28, 2025	—	(38,670)	(38,670)
Net carrying amount as of February 28, 2025	$491,777	$691,122	$1,182,899
Acquisitions (1)	—	(4,158)	(4,158)
Impairment charges (2)	(167,521)	(149,434)	(316,955)
Gross carrying amount as of May 31, 2025	$491,777	$725,634	$1,217,411
Accumulated impairment as of May 31, 2025	(167,521)	(188,104)	(355,625)
Net carrying amount as of May 31, 2025	$324,256	$537,530	$861,786

(1)Reflects a favorable post-closing adjustment to goodwill recorded in the Beauty & Wellness segment during the first quarter of fiscal 2026 in connection with the acquisition of Olive & June on December 16, 2024. For additional information see Note 4.

(2)Reflects the goodwill impairment charges of $93.3 million and $74.2 million related to our Osprey and Hydro Flask reporting units, respectively, recorded in the Home & Outdoor segment and $87.3 million, $32.4 million and $29.7 million related to our Drybar, Curlsmith and Heath & Wellness reporting units, respectively, recorded in the Beauty & Wellness segment. The remaining carrying values of the Osprey, Hydro Flask, Drybar, Curlsmith and Health & Wellness reporting units' goodwill as of May 31, 2025 were $116.4 million, $41.7 million, $47.0 million, $84.7 million and $255.1 million, respectively.

The following table summarizes the components of our other intangible assets as follows:

	May 31, 2025			February 28, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Trademark licenses	$7,400	$—	$7,400	$7,400	$—	$7,400
Trade names (1)	310,200	—	310,200	358,200	—	358,200

Definite-lived:
Trademark licenses (2)	57,154	(10,030)	47,124	75,050	(9,454)	65,596
Trade names (3)	82,688	(15,321)	67,367	89,365	(14,030)	75,335
Customer relationships and lists (4)	148,700	(123,303)	24,397	168,201	(120,932)	47,269
Other intangibles (5)	70,786	(62,092)	8,694	74,297	(61,341)	12,956
Total	$676,928	$(210,746)	$466,182	$772,513	$(205,757)	$566,756

(1)Balances as of May 31, 2025 reflect total impairment charges of $48.0 million recognized during the first quarter of fiscal 2026, which includes $37.0 million, $5.0 million and $6.0 million related to our Hydro Flask, Osprey and PUR trade names, respectively. The remaining carrying values of the Hydro Flask, Osprey and PUR trade names as of May 31, 2025 were $22.0 million, $165.0 million and $48.0 million, respectively. These impairment charges for Hydro Flask and Osprey were recorded in the Home & Outdoor segment. The impairment charge for PUR was recorded in the Beauty & Wellness segment.

(2)Balances as of May 31, 2025 reflect an impairment charge recorded during the first quarter of fiscal 2026 in the Beauty & Wellness segment of $19.6 million related to our Revlon trademark license. The remaining carrying value of this trademark license as of May 31, 2025 was $44.8 million.

(3)Balances as of May 31, 2025 reflect total impairment charges recorded during the first quarter of fiscal 2026 in the Beauty & Wellness segment of $6.7 million, which includes $3.9 million and $2.8 million related to our Curlsmith and Drybar trade names, respectively. The remaining carrying values of the Curlsmith and Drybar trade names as of May 31, 2025 were $13.9 million and $4.0 million, respectively.

(4)Balances as of May 31, 2025 reflect total impairment charges of $19.5 million recognized during the first quarter of fiscal 2026, which includes $10.7 million and $8.8 million recorded in the Beauty & Wellness and Home & Outdoor segments, respectively, related to our Drybar and Hydro Flask customer relationships, respectively, which reduced the carrying values of these assets to zero.

(5)Balances as of May 31, 2025 reflect total impairment charges of $3.6 million recognized during the first quarter of fiscal 2026, which includes $2.8 million and $0.8 million recorded in the Beauty & Wellness and Home & Outdoor segments, respectively, related to Drybar and Hydro Flask other intangibles, respectively, which reduced the carrying values of these assets to zero.

The following table summarizes amortization expense related to our other intangible assets as follows:

Estimated Amortization Expense (in thousands)
Fiscal 2026	$16,555
Fiscal 2027	11,944
Fiscal 2028	9,277
Fiscal 2029	9,249
Fiscal 2030	8,993
Fiscal 2031	8,203

Note 6 - Share-Based Compensation Plans

As part of our compensation structure, we grant share-based compensation awards to certain employees and non-employee members of our Board of Directors during the fiscal year. These awards may be subject to attainment of certain service conditions, performance conditions and/or market conditions. In connection with our annual grant during the first quarter of fiscal 2026, we granted 272,909 service condition awards (“Service Condition Awards”) with a weighted average grant date fair value of $53.28. Additionally, we granted 320,027 performance-based awards during the first quarter of fiscal 2026, of which 191,946 contained performance conditions (“Performance Condition Awards”) and 128,081 contained market conditions (“Market Condition Awards”), with weighted average grant date fair values of $53.28 and $37.24, respectively. Refer to our Form 10-K for further information on the Company's share-based compensation plans.

We recorded share-based compensation expense in SG&A as follows:

	Three Months Ended May 31,
(in thousands)	2025 (1)	2024
Directors' stock compensation	$196	$196
Service Condition Awards	3,941	2,568
Performance Condition Awards	(4,526)	1,047
Market Condition Awards	124	1,395
Employee stock purchase plan	561	627
Share-based compensation expense	296	5,833
Less: income tax benefits	(157)	(264)
Share-based compensation expense, net of income tax benefits	$139	$5,569
(1)Share-based compensation expense during the first quarter of fiscal 2025 includes a benefit for Performance Condition Awards, as a result of a change in estimate from target achievement to zero percent achievement for Performance Condition Awards granted during fiscal 2024.

Unrecognized Share-Based Compensation Expense

As of May 31, 2025, our total unrecognized share-based compensation for all awards was $39.0 million, which will be recognized over a weighted average amortization period of 2.2 years. The total unrecognized share-based compensation reflects an estimate of target achievement for Performance

Condition Awards granted during fiscal 2026 and fiscal 2025 and an estimate of zero percent of target achievement for Performance Condition Awards granted during fiscal 2024.

Note 7 - Repurchases of Common Stock

In August 2024, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 20, 2024, for a period of three years, and replaced our former repurchase authorization. As of May 31, 2025, our repurchase authorization allowed for the purchase of $498.6 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

	Three Months Ended May 31,
(in thousands, except share and per share data)	2025	2024
Common stock repurchased on the open market:
Number of shares	—	1,011,243
Aggregate value of shares	$—	$100,019
Average price per share	$—	$98.91

Common stock received in connection with share-based compensation:
Number of shares	24,660	25,372
Aggregate value of shares	$1,331	$3,016
Average price per share	$53.96	$118.85

Note 8 - Restructuring Plan

During fiscal 2023, we initiated a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and effectiveness and reduce costs (referred to as “Project Pegasus”). During the fourth quarter of fiscal 2025, we completed Project Pegasus, but still expect to realize the targeted savings through fiscal 2027. Project Pegasus included initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate and amplify cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending and improve our cash flow and working capital, as well as other activities. These initiatives created operating efficiencies, as well as provided a platform to fund growth investments. During fiscal 2023, 2024 and 2025 we incurred restructuring charges in connection with Project Pegasus primarily for professional fees and severance and employee related costs, which were recorded as “Restructuring charges” in the condensed consolidated statements of (loss) income. Restructuring charges primarily represented cash expenditures and were substantially paid by the end of fiscal 2025, with a remaining liability of $7.7 million as of February 28, 2025.

We did not incur any restructuring charges during the first quarter of fiscal 2025. During the three month period ended May 31, 2024, we incurred $1.8 million of pre-tax restructuring costs in connection with Project Pegasus, which were primarily comprised of severance and employee related costs. We made total cash restructuring payments of $2.9 million and $3.0 million during the three month periods ended May 31, 2025 and 2024, respectively, and had a remaining liability of $4.8 million as of May 31, 2025 which is included in accrued expenses and other current liabilities. The cash payments during both the three month periods ended May 31, 2025 and 2024 were primarily for severance and employee related costs. For information regarding Project Pegasus savings, refer to Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Project Pegasus.”

Note 9 - Commitments and Contingencies

Legal Matters

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described below.

On December 23, 2021, Brita LP filed a complaint against Kaz USA, Inc. and Helen of Troy Limited in the U.S. District Court for the Western District of Texas (the “Patent Litigation”), alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. In the Patent Litigation, Brita LP seeks monetary damages and injunctive relief relating to the alleged infringement. Brita LP simultaneously filed a complaint with the U.S. International Trade Commission (“ITC”) against Kaz USA, Inc., Helen of Troy Limited and five other unrelated companies that sell water filtration systems (the “ITC Action”). The complaint in the ITC Action also alleged patent infringement by the Company with respect to a limited set of PUR gravity-fed water filtration systems. In the ITC Action, Brita LP requested the ITC to initiate an unfair import investigation relating to such filtration systems. This action sought injunctive relief to prevent entry of certain accused PUR products (and certain other products) into the U.S. and cessation of marketing and sales of existing inventory already in the U.S. On January 25, 2022, the ITC instituted the investigation requested by the ITC Action. Discovery closed in the ITC Action in May 2022, and approximately half of the originally identified PUR gravity-fed water filters were removed from the case and are no longer included in the ITC Action. In August 2022, the parties participated in the evidentiary hearing, with additional supplemental hearings in October 2022. On February 28, 2023, the ITC issued an Initial Determination in the ITC Action, tentatively ruling against the Company and the other unrelated respondents. The ITC has a guaranteed review process, and thus all respondents, including the Company, filed a petition with the ITC for a full review of the Initial Determination. On September 19, 2023, the ITC issued its Final Determination in the Company’s favor. The ITC determined there was no violation by the Company and terminated the investigation. Brita LP is appealing the ITC's decision to the Federal Circuit (“CAFC Appeal”) and filed its Notice of Appeal on October 24, 2023. The Company intervened in the CAFC Appeal and oral argument has been scheduled for August 5, 2025. The Patent Litigation remains stayed for the time being. We cannot predict the outcome of these legal proceedings, the amount or range of any potential loss, when the proceedings will be resolved, or customer acceptance of any replacement water filter. Litigation is inherently unpredictable, and the resolution or disposition of these proceedings could, if adversely determined, have a material and adverse impact on our financial position and results of operations.

Regulatory Matters

During fiscal 2022 and 2023, we were in discussions with the U.S. Environmental Protection Agency (the “EPA”) regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. We resumed normalized levels of shipping of the affected inventory during fiscal 2022, and we completed the repackaging and relabeling of our existing inventory of impacted products during fiscal 2023. Additionally, as a result of continuing dialogue with the EPA, we executed further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products, which were also completed during fiscal 2023. Ongoing settlement discussions with the EPA related to this matter may result in the imposition of fines or penalties in the future. Such potential fines or penalties cannot be reasonably estimated. For additional information refer to Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “EPA Compliance Costs.”

Note 10 - Long-Term Debt

A summary of our long-term debt follows:

(in thousands)	May 31, 2025	February 28, 2025
Credit Agreement (1):
Revolving loans	$385,400	$678,100
Term loans	491,406	243,750
Total borrowings under Credit Agreement	876,806	921,850
Unamortized prepaid financing fees	(5,793)	(4,956)
Total long-term debt	871,013	916,894
Less: current maturities of long-term debt	(20,313)	(9,375)
Long-term debt, excluding current maturities	$850,700	$907,519
(1)The weighted average interest rates on borrowings outstanding under the Credit Agreement (defined below) inclusive of the impact of our interest rate swaps as of May 31, 2025 and February 28, 2025 were 5.8% and 5.6%, respectively.

Credit Agreement

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for aggregate commitments of $1.5 billion, which are available through (i) a $1.0 billion revolving credit facility, which includes a $50 million sublimit for the issuance of letters of credit, (ii) a $250 million term loan facility, and (iii) a committed $250 million delayed draw term loan facility, which may be borrowed in multiple drawdowns until August 15, 2025. Proceeds can be used for working capital and other general corporate purposes, including funding permitted acquisitions. At the closing date, February 15, 2024, we borrowed $457.5 million under the revolving credit facility and $250.0 million under the term loan facility and utilized the proceeds to repay all debt outstanding under our prior credit agreement. During the first quarter of fiscal 2026, we borrowed $250.0 million under the delayed draw term loan facility and utilized the proceeds to repay debt outstanding under the revolving credit facility. During the first quarter of fiscal 2026, we capitalized $0.4 million of lender fees and a de minimis amount of third-party fees incurred in connection with the delayed draw term loan facility borrowing, which were recorded as prepaid financing fees in long-term debt. The Credit Agreement matures on February 15, 2029. The Credit Agreement includes an accordion feature, which permits the Company to request to increase its borrowing capacity by an additional $300 million plus an unlimited amount when the Leverage Ratio (as defined in the Credit Agreement) on a pro-forma basis is less than 3.25 to 1.00. The term loans are payable at the end of each fiscal quarter in equal installments of 0.625% through February 28, 2025, 0.9375% through February 28, 2026, and 1.25% thereafter of the original principal balance of the term loans, which began in the first quarter of fiscal 2025 for the term loan facility and will begin in the second quarter of fiscal 2026 for the delayed draw term loan facility, with the remaining balance due at the maturity date. Borrowings under the Credit Agreement bear floating interest at either the Base Rate or Term SOFR (as defined in the Credit Agreement), plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.125% and 1.0% to 2.125% for Base Rate and Term SOFR borrowings, respectively.

The floating interest rates on our borrowings under the Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $750 million and $550 million of the outstanding principal balance under the Credit Agreement as of May 31, 2025 and February 28, 2025, respectively. See Notes 11, 12, and 13 for additional information regarding our interest rate swaps.

In connection with the acquisition of Olive & June, we provided notice of a qualified acquisition and borrowed $235.0 million under our Credit Agreement to fund the acquisition initial cash consideration. The exercise of the qualified acquisition notice triggered temporary adjustments to the maximum leverage ratio, which was 3.50 to 1.00 before the impact of the qualified acquisition notice. As a result of the qualified acquisition notice, commencing at the beginning of our fourth quarter of fiscal 2025, the maximum leverage ratio is 4.50 to 1.00 through November 30, 2025 and 3.50 to 1.00 thereafter. For additional information on the acquisition, see Note 4.

As of May 31, 2025, the balance of outstanding letters of credit was $9.5 million, the amount available for revolving loans under the Credit Agreement was $605.1 million and the amount available per the maximum leverage ratio was $346.7 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of May 31, 2025, these covenants effectively limited our ability to incur more than $346.7 million of additional debt from all sources, including the Credit Agreement.

Debt Covenants

As of May 31, 2025, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

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

The following table presents the fair value of our financial assets and liabilities:

	Fair Value
(in thousands)	May 31, 2025	February 28, 2025
Assets:
Cash equivalents (money market accounts)	$3,265	$3,852
U.S. Treasury Bills	11,380	11,268
Interest rate swaps	2,529	1,065
Foreign currency derivatives	266	2,163
Total assets	$17,440	$18,348

Liabilities:
Interest rate swaps	$—	$221
Contingent consideration	4,100	4,100
Foreign currency derivatives	7,356	119
Total liabilities	$11,456	$4,440

All of our financial assets and liabilities, except for our investments in U.S. Treasury Bills, are measured and recorded at fair value on a recurring basis. Our investments in U.S. Treasury Bills are recorded at amortized cost. As of May 31, 2025 and February 28, 2025, the current carrying amounts of our U.S. Treasury Bills were $2.6 million and $2.5 million, respectively, and were included within prepaid expenses and other current assets in our condensed consolidated balance sheets. As of May 31, 2025 and February 28, 2025, the non-current carrying amounts of our U.S. Treasury Bills were $8.8 million and $8.7 million, respectively, and were included within other assets in our condensed consolidated balance sheets.

The carrying amounts of cash, accounts payable, accrued expenses and other current liabilities and income taxes payable approximate fair value because of the short maturity of these items. The carrying amounts of receivables approximate fair value due to the effect of the related allowance for credit losses. The carrying amount of our floating rate long-term debt approximates its fair value.

Our investments in U.S. Treasury Bills are classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. We invest in U.S. Treasury Bills with maturities ranging from less than one to five years. As of both May 31, 2025 and February 28, 2025, gross unrealized gains were $0.1 million and losses were not material. During the three month periods ended May 31, 2025 and 2024, we recognized interest income on these investments of $0.1 million and an immaterial amount, respectively, which is included in “Non-operating income, net” in our condensed consolidated statements of (loss) income.

In connection with the acquisition of Olive & June in December 2024, we recognized contingent consideration, as a result of the total purchase consideration including contingent cash consideration of up to $15.0 million payable annually in three equal installments subject to Olive & June achieving certain adjusted EBITDA targets during calendar years 2025, 2026 and 2027. If the annual adjusted EBITDA target is not met, no payment is required. As of the acquisition date, we recorded a liability for the estimated fair value of the contingent consideration of $4.1 million, of which $1.8 million and $2.3 million was included within accrued expenses and other current liabilities and other liabilities, non-current, respectively, in our consolidated balance sheet. This contingent consideration liability is remeasured at fair value each reporting period until the contingency is resolved, with changes in fair value recognized in SG&A. As of the end of the first quarter of fiscal 2026, there was no change to the estimated fair value of the contingent consideration liability. The fair value of the contingent consideration liability was determined using a Monte Carlo simulation model, which utilizes projected adjusted EBITDA and corresponding volatility and discount rates to estimate the probability of the adjusted EBITDA targets being achieved. The projected adjusted EBITDA during the earn-out period was derived from internal forecasts and represents a Level 3 input, and was discounted to the acquisition date and current reporting period using an estimated discount rate of 13%. Adjusted EBITDA volatility was calculated based upon peer companies, and the third quartile of 46% was selected as a key input into the Monte Carlo simulation model. In the simulated scenarios where a payment is earned, the projected contingent payments were discounted to the acquisition date and current reporting period using an estimated credit risk discount rate of 7.1%. Changes in these inputs may result in a significant increase or decrease in the fair value of the contingent consideration liability with a corresponding impact to SG&A.

We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates. In addition, we use interest rate swaps to manage our exposure to changes in interest rates. All of our derivative assets and liabilities are recorded at fair value. See Notes 12 and 13 for more information on our derivatives.

Non-Recurring Fair Value Measurements

Assets remeasured to fair value on a non-recurring basis during the first quarter of fiscal 2026 represent goodwill, indefinite-lived intangible assets and definite-lived intangible assets, which were impaired. We did not remeasure any assets to fair value on a non-recurring basis during the first quarter of fiscal 2025.

The following table presents the remaining carrying value of the assets that were remeasured to fair value on a non-recurring basis:

		Fair Value Measurements			Fiscal 2026 Asset Impairment Charges
(in thousands)	May 31, 2025	Level 1	Level 2	Level 3
Goodwill	$861,786	$—	$—	$861,786	$316,955
Indefinite-lived intangible assets	317,600	—	—	317,600	48,000
Definite-lived intangible assets	148,582	—	—	148,582	49,430
Total	$1,327,968	$—	$—	$1,327,968	$414,385

During the first quarter of fiscal 2026, our impairment testing resulted in impairment charges of $317.0 million, $48.0 million and $49.4 million to reduce the carrying values of our goodwill, indefinite-lived intangible assets and definite-lived intangible assets to their estimated fair values of $861.8 million, $317.6 million and $148.6 million, respectively. Refer to Note 5 for additional information on the assets impaired and their remaining carrying values as of May 31, 2025.

We estimate the fair value of our reporting units using an income approach based upon projected future DCF Model. Under the DCF Model, the fair value of each reporting unit is determined based on the present value of estimated future cash flows, discounted at a risk-adjusted rate of return. We use internal forecasts and strategic long-term plans to estimate future cash flows, including net sales revenue, gross profit margin, and earnings before interest and taxes margins. Other key estimates used in the DCF Model include, but are not limited to, discount rates, statutory tax rates, terminal growth rates, as well as working capital and capital expenditures needs. The discount rates are based on a weighted-average cost of capital utilizing industry market data of our peer group companies. Accordingly, this fair value measurement is classified as Level 3 since it is based primarily upon unobservable inputs that reflect management's assumptions.

We estimate the fair value of our trade names and trademark licenses using the relief from royalty method income approach which is based upon a DCF Model. The relief-from-royalty method estimates the fair value of a trade name or trademark license by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. We estimate the fair value of our customer relationships and lists using the distributor method income approach which is based upon a DCF Model. The distributor method uses financial margin information for distributors within the applicable industry and most representative of the Company to estimate a royalty rate. The determination of fair value using these methods entails a significant number of estimates and assumptions, which require management judgment, and include net sales revenue growth rates, discount rates, royalty rates, residual growth rates (as applicable) and customer attrition rates (as applicable). We use internal forecasts and strategic long-term plans to estimate net sales revenue growth rates and royalty rates. We utilize a constant growth model to determine the residual growth rates which are based upon long-term industry growth expectations and long-term expected inflation. Accordingly, this fair value measurement is classified as Level 3 since it is based primarily upon unobservable inputs that reflect management's assumptions. The most significant unobservable input (Level 3) used to estimate the fair value our indefinite-lived intangible assets and our definite-lived intangible assets was a royalty rate that ranged from 1.4% to 5.5%.

For additional information regarding the testing and analysis performed, refer to Note 5 and “Critical Accounting Policies and Estimates” in Item 2., “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Note 12 - Financial Instruments and Risk Management

Foreign Currency Risk

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales and operating expenses. As a result of such transactions, portions of our cash, accounts receivable and accounts payable are denominated in foreign currencies. Approximately 16% of our net sales revenue was denominated in foreign currencies during both the three month periods ended May 31, 2025 and 2024, respectively. These sales were primarily denominated in Euros, Canadian Dollars and British Pounds. We make most of our inventory purchases from manufacturers in Asia and primarily use the U.S. Dollar for such purchases.

In our condensed consolidated statements of (loss) income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign income tax receivables and payables, and deferred income tax assets and liabilities are recognized in income tax expense, and all other foreign currency exchange rate gains and losses are recognized in SG&A. During the three month periods ended May 31, 2025 and 2024, we recorded foreign currency exchange rate net gains of $6.6 million and net losses of $0.1 million, respectively, in income tax expense. During the three month periods ended May 31, 2025 and 2024, we recorded foreign currency exchange rate net gains of $1.7 million and an immaterial amount, respectively, in SG&A. We mitigate certain foreign currency exchange rate risk by using forward contracts to protect against the foreign currency exchange rate risk inherent in our transactions denominated in foreign currencies. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. Certain of our forward contracts are designated as cash flow hedges (“foreign currency contracts”) and are recorded on the balance sheet at fair value with changes in fair value recorded in Other Comprehensive Income (Loss) (“OCI”) until the hedge transaction is settled, at which point amounts are reclassified from Accumulated Other Comprehensive Income (Loss) (“AOCI”) to our condensed consolidated statements of (loss) income. Foreign currency derivatives for which we have not elected hedge accounting consist of certain forward contracts, and any changes in the fair value of these derivatives are recorded in our condensed consolidated statements of (loss) income. These undesignated derivatives are used to hedge monetary net asset and liability positions. Cash flows from our foreign currency derivatives are classified as cash flows from operating activities in our condensed consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

Interest Rate Risk

Interest on our outstanding debt as of May 31, 2025 and February 28, 2025 is based on floating interest rates. If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on a portion of our outstanding principal balance under the Credit Agreement, which totaled $876.8 million and $921.9 million as of May 31, 2025 and February 28, 2025, respectively. As of May 31, 2025 and February 28, 2025, $750 million and $550 million of the outstanding principal balance under the Credit Agreement, respectively, was hedged with interest rate swaps to fix the interest rate we pay. Our interest rate swaps are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in OCI until the hedge transaction is settled, at which point amounts are reclassified from AOCI to our condensed consolidated statements of (loss) income. Cash flows from our interest rate swaps are classified as cash flows from operating activities in our condensed consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

The following tables summarize the fair values of our derivative instruments as of the end of the periods presented:

(in thousands)	May 31, 2025
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- Current
Forward contracts - sell Euro	Cash flow	2/2027		€97,800	$84	$177	$3,418	$260
Forward contracts - sell Canadian Dollars	Cash flow	2/2027		$52,900	—	—	821	316
Forward contracts - sell Pounds	Cash flow	12/2027		£49,400	—	5	1,369	945
Forward contracts - sell Norwegian Kroner	Cash flow	2/2027	kr	35,000	—	—	51	6
Interest rate swaps (1)	Cash flow	8/2027		$850,000	1,537	992	—	—
Subtotal					1,621	1,174	5,659	1,527

Derivatives not designated under hedge accounting
Forward contracts - sell Euro	(2)	6/2025		€4,080	—	—	67	—
Forward contracts - sell Pounds	(2)	6/2025		£5,000	—	—	103	—
Subtotal					—	—	170	—
Total fair value					$1,621	$1,174	$5,829	$1,527

(in thousands)	February 28, 2025
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities Non- Current
Forward contracts - sell Euro	Cash flow	2/2026		€35,000	$1,266	$—	$—	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2026		$8,000	38	—	—	—
Forward contracts - sell Pounds	Cash flow	2/2026		£24,950	788	—	99	—
Forward contracts - sell Norwegian Kroner	Cash flow	8/2025	kr	10,000	71	—	—	—
Interest rate swaps	Cash flow	8/2026		$550,000	763	302	221	—
Subtotal					2,926	302	320	—

Derivatives not designated under hedge accounting
Forward contracts - sell Euro	(2)	3/2025		€680	—	—	2	—
Forward contracts - sell Pounds	(2)	3/2025		£1,280	—	—	18	—
Subtotal					—	—	20	—
Total fair value					$2,926	$302	$340	$—
(1)Includes a forward-starting interest rate swap agreement with a notional amount of $100 million that becomes effective on March 1, 2026.
(2)These forward contracts, for which we have not elected hedge accounting, hedge monetary net asset and liability positions for the notional amounts reported, creating an economic hedge against currency movements.

The pre-tax effects of derivative instruments designated as cash flow hedges were as follows for the periods presented:

	Three Months Ended May 31,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2025	2024	Location	2025	2024
Foreign currency contracts - cash flow hedges	$(9,707)	$(108)	Sales revenue, net	$(723)	$184
Interest rate swaps - cash flow hedges	2,613	2,292	Interest expense	928	1,084
Total	$(7,094)	$2,184		$205	$1,268

The pre-tax effects of derivative instruments not designated under hedge accounting were as follows for the periods presented:

	Gain (Loss) Recognized in Income
		Three Months Ended May 31,
(in thousands)	Location	2025	2024
Forward contracts	SG&A	$(336)	$22
Total		$(336)	$22

We expect a net loss of $4.0 million associated with foreign currency contracts and interest rate swaps currently recorded in AOCI to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle. See Notes 11 and 13 for more information.

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

Note 13 - Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component and related tax effects for the periods presented were as follows:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 29, 2024	$1,917	$182	$2,099
Other comprehensive income (loss) before reclassification	2,292	(108)	2,184
Amounts reclassified out of AOCI	(1,084)	(184)	(1,268)
Tax effects	(283)	65	(218)
Other comprehensive income (loss)	925	(227)	698
Balance at May 31, 2024	$2,842	$(45)	$2,797

Balance at February 28, 2025	$646	$1,632	$2,278
Other comprehensive income (loss) before reclassification	2,613	(9,707)	(7,094)
Amounts reclassified out of AOCI	(928)	723	(205)
Tax effects	(393)	1,936	1,543
Other comprehensive income (loss)	1,292	(7,048)	(5,756)
Balance at May 31, 2025	$1,938	$(5,416)	$(3,478)
See Notes 11 and 12 for additional information regarding our cash flow hedges.

Note 14 - Segment and Geographic Information

Segment Information

We operate through two strategic business divisions, each comprised of operating segments organized by our brands and product lines. Operating segments with similar economic and qualitative characteristics are aggregated into our two reportable segments, which align with our strategic business divisions. Our two reportable segments consist of Home & Outdoor and Beauty & Wellness. For additional information on our segments refer to Note 1.

Segment financial information is prepared in accordance with GAAP and our significant accounting policies described in Note 1 of our Form 10-K. Resources are allocated and performance is assessed using segment operating income by our Chief Executive Officer, whom we have determined to be our Chief Operating Decision Maker (“CODM”). Our CODM utilizes segment operating income when making decisions about allocating capital and personnel to the segments, predominantly in the annual budget and quarterly forecasting processes. In addition, our CODM uses operating income, including comparison of actual results to budget and forecast, in assessing the performance of each segment and in evaluating product pricing, distribution strategies and marketing investments. Our CODM reviews balance sheet information at a consolidated level. We compute segment operating income based on net sales revenue, less cost of goods sold, SG&A, asset impairment charges and restructuring charges. The SG&A used to compute each segment’s operating income is directly associated with the segment, plus shared services and corporate overhead expenses that are allocable to the segment. We do not allocate non-operating income and expense, including interest or income taxes, to operating segments.

The following tables summarize reportable segment information with a reconciliation to our condensed consolidated results for the periods presented:

	Three Months Ended May 31, 2025
(in thousands)	Home & Outdoor	Beauty & Wellness (1)	Total
Sales revenue, net	$177,983	$193,672	$371,655
Less: (2)
Cost of goods sold	89,893	106,751	196,644
Operating expense (3)	301,883	280,166	582,049
Operating loss	$(213,793)	$(193,245)	$(407,038)
Non-operating income, net			308
Interest expense			13,808
Loss before income tax			$(420,538)

	Three Months Ended May 31, 2024
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$198,459	$218,388	$416,847
Less: (2)
Cost of goods sold	94,226	119,542	213,768
Operating expense (3)	88,383	83,933	172,316
Operating income	$15,850	$14,913	$30,763
Non-operating income, net			100
Interest expense			12,543
Income before income tax			$18,320
(1)Fiscal 2026 includes a full quarter of operating results from Olive & June, acquired on December 16, 2024. For additional information see Note 4.
(2)These significant expense categories and amounts align with the reportable segment information that is regularly provided to the CODM.
(3)Operating expense for both reportable segments includes SG&A expense. Fiscal 2026 operating expense also includes asset impairment charges of $414.4 million, of which $219.1 million and $195.3 million was recognized in our Home & Outdoor and Beauty & Wellness segments, respectively. Fiscal 2025 operating expense also includes restructuring charges. See Note 5 for further information on the asset impairment charges and Note 8 for further information on our global restructuring plan.

The following tables summarize reportable segment information for the periods presented:

	Three Months Ended May 31, 2025
(in thousands)	Home & Outdoor	Beauty & Wellness (1)	Total
Capital and intangible asset expenditures	$6,983	$6,379	$13,362
Depreciation and amortization	6,559	7,525	14,084
Non-cash share-based compensation	34	262	296
Asset impairment charges	219,095	195,290	414,385

	Three Months Ended May 31, 2024
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Capital and intangible asset expenditures	$5,745	$3,397	$9,142
Depreciation and amortization	6,647	7,189	13,836
Non-cash share-based compensation	3,013	2,820	5,833
(1)Fiscal 2026 includes a full quarter of operating results from Olive & June, acquired on December 16, 2024. For additional information see Note 4.

Geographic Information

The following table presents net sales revenue by geographic region, in U.S. Dollars:

	Three Months Ended May 31,
(in thousands)	2025		2024
Domestic sales revenue, net (1)	$277,960	74.8%	$300,680	72.1%
International sales revenue, net	93,695	25.2%	116,167	27.9%
Total sales revenue, net	$371,655	100.0%	$416,847	100.0%
(1)Domestic net sales revenue includes net sales revenue from the U.S. and Canada.

Note 15 - Income Taxes

We reorganized the Company in Bermuda in 1994, and many of our foreign subsidiaries are not directly or indirectly owned by a U.S. parent. As such, a significant portion of our foreign income is not subject to U.S. taxation on a permanent basis under current law. Additionally, our intangible assets are primarily owned by foreign affiliates, resulting in proportionally higher earnings in jurisdictions with statutory tax rates lower than the U.S. Taxable income in each jurisdiction, whether U.S. or foreign, is determined by the subsidiary's operating results as well as applicable transfer pricing and tax regulations.

The Organisation for Economic Co-operation and Development (“OECD”) has introduced a framework to implement a global minimum corporate income tax of 15%, referred to as “Pillar Two.” Certain countries in which we operate have enacted, or are in process of enacting domestic legislation aligned with OECD's Pillar Two “Model Rules.” Pillar Two legislation in effect for our fiscal 2025 and 2026 has been incorporated into our financial statements.

In the fourth quarter of fiscal 2025, we implemented a reorganization involving the transfer of intangible assets previously held by Helen of Troy Limited (Barbados) to our subsidiary in Switzerland. The reorganization resulted in the consolidation of the ownership of intangible assets, supporting streamlined internal licensing and centralized management of the intangible assets. Further, the reorganization resulted in a transitional income tax benefit of $64.6 million from the recognition of a deferred tax asset, partially offset by taxes associated with the transfer.

In response to Pillar Two, on May 24, 2024, Barbados enacted a domestic corporate income tax rate of 9%, effective for our fiscal 2025. We incorporated this corporate income tax into our estimated annual effective tax rate increasing our income tax provision beginning in the first quarter of fiscal 2025. In addition, we revalued our existing deferred tax liabilities subject to the Barbados legislation, which resulted in a discrete tax charge of $6.0 million during the first quarter of fiscal 2025. Additionally, Barbados enacted a domestic minimum top-up tax (“DMTT”) of 15% which was effective beginning with our fiscal 2026. As a result of the reorganization of our intangible assets described above, the Barbados DMTT will not have a material impact on our condensed consolidated financial statements.

Like Barbados, the government of Bermuda enacted a 15% corporate income tax that was effective for us beginning in fiscal 2026. This Bermuda tax will not have a material impact on our condensed consolidated financial statements.

We expect our ongoing effective tax rate, excluding discrete or non-recurring items, to increase relative to historical periods due to the impact of global tax reform initiatives, including the implementation of Pillar Two and economic substance regulations. As additional jurisdictions implement or revise legislation in response to these reforms, we may experience further adverse impacts on our global effective tax rate.

For interim periods, our income tax expense and resulting effective tax rate are based on an estimated annual effective tax rate, adjusted for the impact of discrete items recognized in the period. Discrete items include changes in tax laws or rates, changes in estimates for uncertain tax positions, excess tax benefits or deficiencies from stock-based compensation, foreign currency remeasurement effects that are not reasonably estimable, and other infrequent or non-recurring items. Discrete items do not include the intangible asset impairment charges described below and in Note 5.

During the first quarter of fiscal 2026, we recognized a goodwill and other intangible asset impairment charge of $414.4 million, which included $265.0 million of non-deductible goodwill that will not result in a tax benefit. The expected tax benefit of the impairment charge of $24.2 million will be recognized over the course of the fiscal year in relation to pre-tax book income, rather than as a discrete item in the period in which the charge was incurred. Our estimated annual effective tax rate for fiscal 2026 is negative, which when applied to the quarter-to-date loss in the first quarter, results in a quarter-to-date tax expense in the first quarter of fiscal 2026.

The downward revisions to our internal forecasts utilized in our impairment testing during the first quarter of fiscal 2026 impacted our assessment of the future realizability of a related deferred tax asset, which led to the recording of a $16.5 million valuation allowance during the first quarter of fiscal 2026.

For the three months ended May 31, 2025, income tax expense was $30.2 million compared to $12.1 million for the same period last year. The year-over-year increase in tax expense is primarily due to the timing of the accounting for the tax impact of the impairment charge in the quarter and a related valuation allowance on intangible asset deferred tax assets, partially offset by a decrease in tax expense for discrete items.

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

The following table presents our weighted average basic and diluted shares outstanding for the periods shown:

	Three Months Ended May 31,
(in thousands)	2025	2024
Weighted average shares outstanding, basic	22,943	23,524
Incremental shares from share-based compensation arrangements	—	109
Weighted average shares outstanding, diluted (1)	22,943	23,633

Anti-dilutive securities	430	125
(1)Due to the net loss for the three months ended May 31, 2025, 28 thousand incremental shares from share-based compensation arrangements were excluded from the computation of diluted weighted average shares outstanding because their effect would be anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements included under Item 1., “Financial Statements.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations. Actual results may differ materially due to a number of factors, including those discussed in the section entitled “Information Regarding Forward-Looking Statements” following this MD&A, and in Item 3., “Quantitative and Qualitative Disclosures About Market Risk” in this report, as well as in Part I, Item IA., “Risk Factors” in the Company’s most recent annual report on Form 10-K for the fiscal year ended February 28, 2025 (“Form 10-K”) and its other filings with the Securities and Exchange Commission (the “SEC”). When used in this MD&A, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us”, or “our” refer to Helen of Troy Limited and its subsidiaries. References to “fiscal” in connection with a numeric year number denotes our fiscal year ending on the last day of February, during the year number listed.

This MD&A, including the tables under the headings “Operating (Loss) Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment” and “Net (Loss) Income, Diluted (Loss) Earnings Per Share, Adjusted Income (non-GAAP), and Adjusted Diluted Earnings Per Share (non-GAAP),” reports operating (loss) income, operating margin, net (loss) income and diluted (loss) earnings per share without the impact of asset impairment charges, a discrete tax charge to revalue existing deferred tax liabilities due to Barbados enacting domestic corporate income tax legislation (“Barbados tax reform”), costs incurred in connection with the departure of our former Chief Executive Officer (“CEO”) primarily related to severance and recruitment costs (“CEO succession costs”), income tax expense from the recognition of a valuation allowance on a deferred tax asset related to our intangible asset reorganization in fiscal 2025 (“intangible asset reorganization”), restructuring charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial measures as defined by SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based financial measures presented in our condensed consolidated statements of (loss) income. We believe that adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted earnings per share provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges and benefits on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures reflect the operating performance of our business and facilitate a more direct comparison of our performance to our competitors. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted earnings per share are not prepared in accordance with GAAP, are not an alternative to GAAP financial measures and may be calculated differently than non-GAAP financial measures disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP financial measures. These non-GAAP financial measures are discussed further and reconciled to their applicable GAAP-based financial measures contained in this MD&A beginning on page 39.

There were no material changes to the key financial measures discussed in our Form 10-K.

Overview

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. Our portfolio of brands includes OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools, Drybar, Curlsmith, Revlon and Olive & June, among others. We have built leading market positions through new product innovation, product quality and competitive pricing. As of May 31, 2025, we operated two reportable segments: Home & Outdoor and Beauty & Wellness.

As previously disclosed in our SEC filings, on May 2, 2025, Noel Geoffroy departed the Company as CEO. The Board of Directors appointed Brian Grass as the Company's interim CEO and has engaged a leading executive search firm to assist with the process to identify a permanent CEO. Mr. Grass is expected to serve as the interim CEO until a permanent CEO is appointed.

During the first quarter of fiscal 2026, we concluded a goodwill impairment triggering event had occurred due to a sustained decline in our stock price, and performed quantitative impairment testing on our goodwill and certain intangible assets. As a result of such testing, we recorded asset impairment charges of $414.4 million ($436.2 million after tax). Intangible asset impairment charges recognized for our Home & Outdoor segment totaled $219.1 million and included charges for our Hydro Flask and Osprey businesses of $120.8 million and $98.3 million, respectively. Intangible asset impairment charges recognized for our Beauty & Wellness segment totaled $195.3 million and included charges for our Drybar, Curlsmith, Health & Wellness and Revlon businesses of $103.7 million, $36.2 million, $35.8 million and $19.6 million, respectively. For additional information regarding the testing and analysis performed, refer to “Critical Accounting Policies and Estimates” in this Item 2., “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

On December 16, 2024, we completed the acquisition of Olive & June, LLC (“Olive & June”), an innovative, omni-channel nail care brand. Olive & June products deliver a salon-quality experience at home and include nail polish, press-on nails, manicure and pedicure systems, grooming tools and nail care essentials. The Olive & June brand and products were added to the Beauty & Wellness segment. The total purchase consideration consists of initial cash consideration of $224.7 million, which is net of cash acquired and a favorable post-closing adjustment of $3.9 million, and contingent cash consideration of up to $15.0 million subject to Olive & June's performance during calendar years 2025, 2026 and 2027, payable annually. The acquisition of Olive & June complements and broadens our existing Beauty portfolio beyond the hair care category and advances our strategy to deploy accretive capital that leverages our capabilities and scale to accelerate growth, further expand margins, and drive greater earnings growth and free cash flow conversion.

Significant Trends Impacting the Business

Impact of Tariffs
Since 2019, the Office of the United States Trade Representative (“USTR”) has imposed additional tariffs on products imported from China. Additionally, the current United States (“U.S.”) presidential administration has promoted and implemented plans to raise tariffs even further and pursue other trade policies intended to restrict imports. Our purchases of products from unaffiliated manufacturers located in China and other regions exposes us to higher costs of doing business from increases in tariffs.

As of April 9, 2025, the U.S. had imposed an aggregate additional 145% tariff on imports from China. This aggregate additional tariff was lowered to 30% effective May 14, 2025. Other recent policy updates include a 25% tariff on imports from Mexico, which was subsequently postponed. In addition, a 46% tariff on imports from Vietnam and specific tariffs on various U.S. trading partners were imposed by the U.S.

but subsequently paused for 90 days and replaced with a universal 10% tariff effective April 9, 2025, which is scheduled to revert to the previously specified tariff rates on July 9, 2025. The U.S. tariff policies are continuing to evolve as well as the corresponding impacts on global trade policies. As a result, our risks and mitigation plans, as further described below, will also continue to evolve as further developments arise. Any alteration of trade agreements and terms between China and the U.S., including limiting trade with China, imposing additional tariffs on imports from China, and potentially imposing other restrictions on imports from China to the U.S. may result in further or higher tariffs or retaliatory trade measures by China. For example, China announced a reciprocal 125% tariff on imports from the U.S. effective April 11, 2025, which was subsequently lowered to 10% effective May 14, 2025.

We are continuing to assess our incremental tariff cost exposure in light of continuing changes to global tariff policies and the full extent of our potential mitigation plans, as well as the associated timing to implement such plans. To mitigate our risk of ongoing exposure to tariffs, we have initiated significant efforts to diversify our production outside of China into regions where we expect tariffs or overall costs to be lower and to source the same product in more than one region, to the extent it is possible and not cost-prohibitive. We are also continuing to implement other mitigation actions, which include cost reductions from suppliers and price increases to customers on products subject to tariffs. In addition to the uncertainty from evolving global tariff policies, we expect unfavorable cascading impacts on inflation, consumer confidence, employment, and overall macroeconomic conditions, all of which may adversely impact our sales, results of operations and cash flows.

The changes in tariffs described above did not have a material impact on our cost of goods sold during the first quarter of fiscal 2026. However, net sales revenue was negatively impacted by a combination of factors including the pause or cancellation of China direct import orders by key retailers in response to increased tariff rates, a slowdown in retailer orders following pull forward activity in the fourth quarter of fiscal 2025 due to tariff uncertainty, and lower consumer confidence and demand. Sales were also negatively impacted by evolving dynamics in the China market, including a shift toward localized fulfillment models and heightened competition from domestic sellers benefiting from government subsidies.

In the first quarter of fiscal 2026, we adjusted our measures to reduce costs and preserve cash flow as the environment continued to evolve. While we have resumed targeted growth investments, we remain disciplined in our approach given continued tariff volatility. The current measures in place include the following:

•Suspension of projects and capital expenditures that are not critical or in support of supplier diversification or dual sourcing initiatives;
•Actions to reduce overall personnel costs and pause most project and travel expenses remain in place;
•A resumption of optimized marketing, promotional and new product development investments focused on opportunities with the highest returns;
•A resumption of targeted inventory purchases from China in the short term, with a measured approach in expectation of softer consumer demand in the short to intermediate term; and
•Actions to optimize working capital and balance sheet productivity.

Impact of Macroeconomic Trends
The Federal Open Market Committee lowered the benchmark interest rate by 75 basis points and 25 basis points during the third and fourth quarters of fiscal 2025, respectively, resulting in lower average interest rates incurred during the first quarter of fiscal 2026 compared to the same period last year. As of May 31, 2025 and February 28, 2025, $750 million and $550 million of the outstanding principal balance under the Credit Agreement (as defined below), respectively, was hedged with interest rate swaps to fix the interest rate we pay. While the actual timing and extent of additional future changes in interest rates remains unknown, lower average interest rates would reduce interest expense on our outstanding variable rate debt not subject to the interest rate swaps. The financial markets, the global economy and global supply chain may also be adversely affected by the current or anticipated impact of military conflicts or other geopolitical events as well as recent U.S. tariff policies that are continuing to evolve and the corresponding impacts on global trade. High inflation and interest rates have also negatively impacted consumer disposable income, credit availability and spending, among others, which have adversely impacted our business, financial condition, cash flows and results of operations during fiscal 2025 and the first quarter of fiscal 2026 and may continue to have an adverse impact during the remainder of fiscal 2026. The evolving global tariff policies could adversely impact inflation and interest rates which could further negatively impact consumer disposable income, credit availability and spending. See further discussion below under “Consumer Spending and Changes in Shopping Preferences.” We expect continued uncertainty in our business and the global economy due to pressure from inflation, tariffs and consumer confidence, any of which may adversely impact our results.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 69% and 67% of our consolidated net sales revenue was from U.S. shipments during the three month periods ended May 31, 2025 and 2024, respectively.

Among other things, high levels of inflation, interest rates and tariffs may negatively impact consumer disposable income, credit availability and spending. Consumer purchases of discretionary items, including the products that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Dynamic changes in consumer spending and shopping patterns are also having an impact on retailer inventory levels. Our ability to sell to retailers is predicated on their ability to sell to the end consumer. During fiscal 2025, we experienced reduced replenishment orders from retail customers in line with softer consumer demand and discretionary spending, which adversely impacted our sales, results of operations and cash flows. Additionally, during fiscal 2025 and the first quarter of fiscal 2026, we experienced increased competition within our Beauty & Wellness segment and in the insulated beverageware category, which led to some declines in retail distribution. During the first quarter of fiscal 2026, we experienced reduced replenishment orders from retail customers who paused or cancelled orders originating in China in response to the increased tariff rates, as well as broader pressures in the China market related to a shift toward localized fulfillment models and increased competition from government-subsidized domestic sellers. In addition, we continue to experience lower replenishment orders in line with softer consumer demand and discretionary spending and continued competition, which adversely impacted our sales, results of operations and cash flows. If orders from our retail customers continue to be adversely impacted, our sales, results of operations and cash flows may continue to be adversely impacted. We expect continued uncertainty in our business and the global economy due to inflation, evolving global tariff policies, continued competition and changes in consumer spending patterns. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

Our concentration of sales reflects the continued evolution of consumer shopping preferences. Our net sales to pure-play online retailers and retail customers fulfilling end-consumer online orders, as well as our own online sales directly to consumers (collectively “online channel net sales”) comprised approximately 23% of our total consolidated net sales revenue for the three month period ended May 31, 2025, and declined approximately 18% compared to the same period in the prior year. For the three month period ended May 31, 2024, our online channel net sales comprised approximately 25% of our total consolidated net sales revenue, and declined approximately 14% compared to the same period in the prior year.

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

Project Pegasus
During fiscal 2023, we initiated a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and effectiveness and reduce costs (referred to as “Project Pegasus”). During the fourth quarter of fiscal 2025, we completed Project Pegasus, but still expect to realize the targeted savings through fiscal 2027. Project Pegasus included initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate and amplify cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending and improve our cash flow and working capital, as well as other activities. These initiatives created operating efficiencies, as well as provided a platform to fund growth investments. During fiscal 2023, 2024 and 2025 we incurred restructuring charges in connection with Project Pegasus primarily for professional fees and severance and employee related costs, which were recorded as “Restructuring charges” in the condensed consolidated statements of (loss) income. Restructuring charges primarily represented cash expenditures and were substantially paid by the end of fiscal 2025, with a remaining liability of $7.7 million as of February 28, 2025.

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

During both the first quarters of fiscal 2025 and 2026, our gross margin and operating margins were favorably impacted by lower commodity and product costs driven by our cost of goods saving projects. Expectations regarding our Project Pegasus initiatives and our ability to realize targeted savings are based on management’s estimates available at the time and are subject to a number of assumptions that could materially impact our estimates.

We did not incur any restructuring charges during the first quarter of fiscal 2025. During the three month period ended May 31, 2024, we incurred $1.8 million of pre-tax restructuring costs in connection with Project Pegasus. We made total cash restructuring payments of $2.9 million and $3.0 million during the three month periods ended May 31, 2025 and 2024, respectively, and had a remaining liability of $4.8 million as of May 31, 2025. See Note 8 to the accompanying condensed consolidated financial statements for additional information.

Water Filtration Patent Litigation
On December 23, 2021, Brita LP filed a complaint against Kaz USA, Inc. and Helen of Troy Limited in the U.S. District Court for the Western District of Texas (the “Patent Litigation”), alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. Brita LP simultaneously filed a complaint with the U.S. International Trade Commission (“ITC”) against Kaz USA, Inc., Helen of Troy Limited and five other unrelated companies that sell water filtration systems (the “ITC Action”). The complaint in the ITC Action also alleged patent infringement by the Company with respect to a limited set of PUR gravity-fed water filtration systems. This action sought injunctive relief to prevent entry of certain accused PUR products (and certain other products) into the U.S. and cessation of marketing and sales of existing inventory already in the U.S. On February 28, 2023, the ITC issued an Initial Determination in the ITC Action, tentatively ruling against the Company and the other unrelated respondents. The ITC has a guaranteed review process, and thus all respondents, including the Company, filed a petition with the ITC for a full review of the Initial Determination. On September 19, 2023, the ITC issued its Final Determination in the Company’s favor. The ITC determined there was no violation by the Company and terminated the investigation. Brita LP is appealing the ITC's decision to the Federal Circuit (“CAFC Appeal”) and filed its Notice of Appeal on October 24, 2023. The Company intervened in the CAFC Appeal and oral argument has been scheduled for August 5, 2025. The Patent Litigation remains stayed for the time being. We cannot predict the outcome of these legal proceedings, the amount or range of any potential loss, when the proceedings will be resolved, or customer acceptance of any replacement water filter. Litigation is inherently unpredictable, and the resolution or disposition of these proceedings could, if adversely determined, have a material and adverse impact on our financial position and results of operations. For additional information regarding the Patent Litigation and the ITC Action, see Note 9 to the accompanying condensed consolidated financial statements.

EPA Compliance Costs
During fiscal 2022 and 2023, we were in discussions with the U.S. Environmental Protection Agency (the “EPA”) regarding the compliance of packaging claims on certain of our products in the air and water filtration categories and a limited subset of humidifier products within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging compliance discussions, we voluntarily implemented a temporary stop shipment action on the impacted products as we worked with the EPA towards an expedient resolution. We resumed normalized levels of shipping of the affected inventory during fiscal 2022, and we completed the repackaging and relabeling of our existing inventory of impacted products during fiscal 2023. Additionally, as a result of continuing dialogue with the EPA, we executed further repackaging and relabeling plans on certain additional humidifier products and certain additional air filtration products, which were also completed during fiscal 2023. Ongoing settlement discussions with the EPA related to this matter may result in the imposition of fines or penalties in the future. Such potential fines or penalties cannot be reasonably estimated. See Note 9 to the accompanying condensed consolidated financial statements for additional information.

Foreign Currency Exchange Rate Fluctuations
Due to the nature of our operations, we have exposure to the impact of fluctuations in exchange rates from transactions that are denominated in a currency other than our functional currency (the U.S. Dollar).Such transactions include sales and operating expenses. The most significant currencies affecting our operating results are the Euro, Canadian Dollar and British Pound.

For the three months ended May 31, 2025, changes in foreign currency exchange rates had an unfavorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $1.0 million, or 0.2%, compared to a favorable year-over-year impact of $0.4 million, or 0.1%, for the same period last year.

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

	Three Months Ended May 31,				% of Sales Revenue, net
(in thousands)	2025 (1)	2024	$ Change	% Change	2025	2024
Sales revenue by segment, net
Home & Outdoor	$177,983	$198,459	$(20,476)	(10.3)%	47.9%	47.6%
Beauty & Wellness	193,672	218,388	(24,716)	(11.3)%	52.1%	52.4%
Total sales revenue, net	371,655	416,847	(45,192)	(10.8)%	100.0%	100.0%
Cost of goods sold	196,644	213,768	(17,124)	(8.0)%	52.9%	51.3%
Gross profit	175,011	203,079	(28,068)	(13.8)%	47.1%	48.7%
SG&A	167,664	170,481	(2,817)	(1.7)%	45.1%	40.9%
Asset impairment charges	414,385	—	414,385	*	111.5%	—%
Restructuring charges	—	1,835	(1,835)	(100.0)%	—%	0.4%
Operating (loss) income	(407,038)	30,763	(437,801)	*	(109.5)%	7.4%
Non-operating income, net	308	100	208	*	0.1%	—%
Interest expense	13,808	12,543	1,265	10.1%	3.7%	3.0%
(Loss) income before income tax	(420,538)	18,320	(438,858)	*	(113.2)%	4.4%
Income tax expense	30,180	12,116	18,064	*	8.1%	2.9%
Net (loss) income	$(450,718)	$6,204	$(456,922)	*	(121.3)%	1.5%
(1)Includes a full quarter of operating results from Olive & June, acquired on December 16, 2024. For additional information see Note 4 to the accompanying condensed consolidated financial statements.
* Calculation is not meaningful.

First Quarter Fiscal 2026 Financial Results

•Consolidated net sales revenue decreased 10.8%, or $45.2 million, to $371.7 million for the three months ended May 31, 2025, compared to $416.8 million for the same period last year.

•Consolidated operating loss was $407.0 million for the three months ended May 31, 2025, compared to consolidated operating income of $30.8 million for the same period last year. Consolidated operating loss for the three months ended May 31, 2025 includes pre-tax asset impairment charges of $414.4 million. Consolidated operating margin decreased to (109.5)% of consolidated net sales revenue for the three months ended May 31, 2025, compared to 7.4% for the same period last year.

•Consolidated adjusted operating income decreased 62.5%, or $26.8 million, to $16.1 million for the three months ended May 31, 2025, compared to $43.0 million for the same period last year. Consolidated adjusted operating margin decreased 6.0 percentage points to 4.3% of consolidated net sales revenue for the three months ended May 31, 2025, compared to 10.3% for the same period last year.

•Net loss was $450.7 million for the three months ended May 31, 2025, compared to net income of $6.2 million for the same period last year. Diluted loss per share was $19.65 for the three months ended May 31, 2025, compared to diluted earnings per share of $0.26 for the same period last year.

•Adjusted income decreased 59.4%, or $13.9 million, to $9.5 million for the three months ended May 31, 2025, compared to $23.3 million for the same period last year. Adjusted diluted earnings per share decreased 58.6% to $0.41 for the three months ended May 31, 2025, compared to $0.99 for the same period last year.

Consolidated and Segment Net Sales Revenue

The following table summarizes the impact that Organic business, foreign currency and acquisitions had on our net sales revenue by segment:

	Three Months Ended May 31,
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Fiscal 2025 sales revenue, net	$198,459	$218,388	$416,847
Organic business	(20,657)	(50,335)	(70,992)
Impact of foreign currency	181	(1,221)	(1,040)
Acquisition (1)	—	26,840	26,840
Change in sales revenue, net	(20,476)	(24,716)	(45,192)
Fiscal 2026 sales revenue, net	$177,983	$193,672	$371,655

Total net sales revenue growth (decline)	(10.3)%	(11.3)%	(10.8)%
Organic business	(10.4)%	(23.0)%	(17.0)%
Impact of foreign currency	0.1%	(0.6)%	(0.2)%
Acquisition	—%	12.3%	6.4%
(1)Includes a full quarter of operating results from Olive & June, acquired on December 16, 2024. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

In the above table, Organic business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand was acquired, excluding the impact that foreign currency remeasurement had on reported net sales revenue. Net sales revenue from internally developed brands or product lines is considered Organic business activity.

Consolidated Net Sales Revenue

Comparison of First Quarter Fiscal 2026 to First Quarter Fiscal 2025
Consolidated net sales revenue decreased $45.2 million, or 10.8%, to $371.7 million, compared to $416.8 million. The decline was driven by a decrease from Organic business of $71.0 million, or 17.0%, primarily due to:
•a decline in Beauty & Wellness due to a decrease in sales of thermometers and fans primarily due to reduced replenishment orders from retail customers in Wellness and lower sales of hair appliances driven by softer consumer demand, increased competition and a net distribution loss in Beauty year-over-year; and
•a decline in Home & Outdoor due to lower replenishment orders from retail customers and softer consumer demand primarily in the home and insulated beverageware categories, and continued competition and a net distribution loss in the insulated beverageware category year-over-year.

These factors were partially offset by:
•strong domestic demand for technical packs in Home & Outdoor; and
•the favorable comparative impact of shipping disruption at our Tennessee distribution facility due to automation startup issues affecting some of our Home & Outdoor segment's small retail customer and direct-to-consumer orders during the first quarter of fiscal 2025.

The Olive & June acquisition contributed $26.8 million, or 6.4%, to consolidated net sales revenue growth. Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $1.0 million, or 0.2%.

Segment Net Sales Revenue

Home & Outdoor

Comparison of First Quarter Fiscal 2026 to First Quarter Fiscal 2025
Net sales revenue decreased $20.5 million, or 10.3%, to $178.0 million, compared to $198.5 million. The decrease was primarily driven by:
•lower replenishment orders from retail customers and softer consumer demand primarily in the home and insulated beverageware categories;
•continued competition, a net distribution loss year-over-year and a decrease in closeout channel sales in the insulated beverageware category;
•the unfavorable impact of retailer pull-forward activity in the fourth quarter of fiscal 2025 in response to tariff uncertainty and potential supply disruption; and
•a decrease in club channel sales due to cancellation of direct import orders in response to higher tariffs.

These factors were partially offset by:
•strong domestic demand for technical packs; and
•the favorable comparative impact of shipping disruption at our Tennessee distribution facility due to automation startup issues affecting some of the segment's small retail customer and direct-to-consumer orders during the first quarter of fiscal 2025.

Net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $0.2 million, or 0.1%.

Beauty & Wellness

Comparison of First Quarter Fiscal 2026 to First Quarter Fiscal 2025
Net sales revenue decreased $24.7 million, or 11.3%, to $193.7 million, compared to $218.4 million. The decrease was primarily driven by a decrease from Organic business of $50.3 million, or 23.0%, primarily due to:
•a decline in international thermometry sales due to evolving dynamics in the China market, including a shift away from cross-border ecommerce toward localized fulfillment models, heightened competition from domestic sellers benefiting from government subsidies and a weaker illness season in Asia;
•a decrease in fan sales primarily driven by reduced replenishment orders from retail customers due to a decline in consumer demand and the cancellation of direct import orders from China in response to higher tariffs; and
•a decline in sales of hair appliances and prestige hair care products primarily due to softer consumer demand, increased competition, a net distribution loss year-over-year and the cancellation of direct import orders from China in response to higher tariffs.

These factors were partially offset by the favorable comparative impact of the shipping disruption from Curlsmith system integration challenges during the first quarter of fiscal 2025 and higher sales of heaters.

The Olive & June acquisition contributed $26.8 million, or 12.3%, to segment net sales revenue growth. Net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $1.2 million, or 0.6%.

Consolidated Gross Profit Margin

Comparison of First Quarter Fiscal 2026 to First Quarter Fiscal 2025
Consolidated gross profit margin decreased 1.6 percentage points to 47.1%, compared to 48.7%. The decrease in consolidated gross profit margin was primarily due to the comparative impact of favorable inventory obsolescence expense in the prior year, consumer trade-down behavior as shoppers seek greater value and prioritize essential categories, higher retail trade expense and a less favorable brand mix within Home & Outdoor.

These factors were partially offset by the favorable impact of the acquisition of Olive & June within the Beauty & Wellness segment and lower commodity and product costs, partly driven by Project Pegasus initiatives.

Consolidated SG&A

Comparison of First Quarter Fiscal 2026 to First Quarter Fiscal 2025
Consolidated SG&A ratio increased 4.2 percentage points to 45.1%, compared to 40.9%. The increase in the consolidated SG&A ratio was primarily due to:
•higher marketing expense;
•higher outbound freight costs;
•CEO succession costs of $3.5 million;
•the impact of the Olive & June acquisition; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

Asset Impairment Charges

During the first quarter of fiscal 2026, we recorded asset impairment charges of $414.4 million ($436.2 million after tax) to reduce our goodwill by $317.0 million and our other intangible assets by $97.4 million.

For additional information regarding the testing and analysis performed, refer to “Critical Accounting Policies and Estimates” in this Item 2., “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

We did not record any asset impairment charges during the first quarter of fiscal 2025.

Restructuring Charges

We did not incur any restructuring charges during the first quarter of fiscal 2025. During the three month period ended May 31, 2024, we incurred $1.8 million of pre-tax restructuring costs in connection with Project Pegasus, which were primarily comprised of severance and employee related costs. During the three month periods ended May 31, 2025 and 2024, we made total cash restructuring payments of $2.9 million and $3.0 million, respectively. We had a remaining liability of $4.8 million as of May 31, 2025.

Operating (Loss) Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment

In order to provide a better understanding of the impact of certain items on our operating (loss) income, the tables that follow report the comparative pre-tax asset impairment charges, CEO succession costs, restructuring charges, amortization of intangible assets, and non-cash share-based compensation, as applicable, on operating (loss) income and operating margin for each segment and in total for the periods presented below. Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended May 31, 2025
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating loss, as reported (GAAP)	$(213,793)	(120.1)%	$(193,245)	(99.8)%	$(407,038)	(109.5)%
Asset impairment charges	219,095	123.1%	195,290	100.8%	414,385	111.5%
CEO succession costs	1,742	1.0%	1,742	0.9%	3,484	0.9%
Subtotal	7,044	4.0%	3,787	2.0%	10,831	2.9%
Amortization of intangible assets	1,782	1.0%	3,207	1.7%	4,989	1.3%
Non-cash share-based compensation	34	—%	262	0.1%	296	0.1%
Adjusted operating income (non-GAAP)	$8,860	5.0%	$7,256	3.7%	$16,116	4.3%

	Three Months Ended May 31, 2024
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating income, as reported (GAAP)	$15,850	8.0%	$14,913	6.8%	$30,763	7.4%
Restructuring charges	440	0.2%	1,395	0.6%	1,835	0.4%
Subtotal	16,290	8.2%	16,308	7.5%	32,598	7.8%
Amortization of intangible assets	1,765	0.9%	2,755	1.3%	4,520	1.1%
Non-cash share-based compensation	3,013	1.5%	2,820	1.3%	5,833	1.4%
Adjusted operating income (non-GAAP)	$21,068	10.6%	$21,883	10.0%	$42,951	10.3%

Consolidated Operating (Loss) Income

Comparison of First Quarter Fiscal 2026 to First Quarter Fiscal 2025
Consolidated operating loss was $407.0 million, or (109.5)% of net sales revenue, compared to consolidated operating income of $30.8 million, or 7.4% of net sales revenue. Operating loss in the first quarter of fiscal 2026 included $414.4 million of pre-tax asset impairment charges. The remaining 5.4 percentage point decrease in consolidated operating margin was primarily due to:
•the comparative impact of favorable inventory obsolescence expense in the prior year;
•higher marketing expense;
•consumer trade-down behavior;
•higher outbound freight costs;
•higher retail trade expense;
•CEO succession costs of $3.5 million;
•a less favorable brand mix within Home & Outdoor; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by the favorable impact of the acquisition of Olive & June within the Beauty & Wellness segment and lower commodity and product costs, partly driven by Project Pegasus initiatives.

Consolidated adjusted operating income decreased 62.5% to $16.1 million, or 4.3% of net sales revenue, compared to $43.0 million, or 10.3% of net sales revenue.

Home & Outdoor

Comparison of First Quarter Fiscal 2026 to First Quarter Fiscal 2025
Operating loss was $213.8 million, or (120.1)% of segment net sales revenue, compared to operating income of $15.9 million, or 8.0% of segment net sales revenue. Operating loss in the first quarter of fiscal 2026 included $219.1 million of pre-tax asset impairment charges. The remaining 5.0 percentage point decrease in segment operating margin was primarily due to:
•the comparative impact of favorable inventory obsolescence expense in the prior year;
•a less favorable brand mix;
•consumer trade-down behavior;
•higher outbound freight costs;
•CEO succession costs of $1.7 million;
•higher marketing expense;
•higher retail trade expense; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by lower commodity and product costs, partly driven by Project Pegasus initiatives.

Adjusted operating income decreased 57.9% to $8.9 million, or 5.0% of segment net sales revenue, compared to $21.1 million, or 10.6% of segment net sales revenue.

Beauty & Wellness

Comparison of First Quarter Fiscal 2026 to First Quarter Fiscal 2025
Operating loss was $193.2 million, or (99.8)% of segment net sales revenue, compared to operating income of $14.9 million, or 6.8% of segment net sales revenue. Operating loss in the first quarter of fiscal 2026 included $195.3 million of pre-tax asset impairment charges. The remaining 5.8 percentage point decrease in segment operating margin was primarily due to:
•higher marketing expense;
•the comparative impact of favorable inventory obsolescence expense in the prior year;
•consumer trade-down behavior;
•higher outbound freight costs;
•an increase in legal and professional fees;
•CEO succession costs of $1.7 million;
•higher retail trade expense; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by:
•the favorable impact of the acquisition of Olive & June;
•favorable product liability expense; and
•lower commodity and product costs, partly driven by Project Pegasus initiatives.

Adjusted operating income decreased 66.8% to $7.3 million, or 3.7% of segment net sales revenue, compared to $21.9 million, or 10.0% of segment net sales revenue.

Interest Expense

Comparison of First Quarter Fiscal 2026 to First Quarter Fiscal 2025
Interest expense was $13.8 million, compared to $12.5 million. The increase in interest expense was primarily due to higher average borrowings outstanding, partially offset by a lower average effective interest rate inclusive of the impact of our interest rate swaps compared to the same period last year.

Income Tax Expense

The comparison of our effective tax rate between periods is often impacted by the geographic mix of earnings among our various tax jurisdictions. Due to our organization in Bermuda and the ownership structure of our foreign subsidiaries, many of which are not owned directly or indirectly by a U.S. parent company, an immaterial amount of our foreign income is subject to U.S. taxation on a permanent basis under current law. Additionally, our intangible assets are primarily owned by foreign affiliates, resulting in proportionally higher earnings in jurisdictions with statutory tax rates lower than that of U.S.

The Organisation for Economic Co-operation and Development (“OECD”) has introduced a framework to implement a global minimum corporate income tax of 15%, referred to as “Pillar Two.” Certain countries in which we operate have enacted or are in process of enacting domestic legislation aligned with OECD's Pillar Two “Model Rules.” Pillar Two legislation in effect for our fiscal 2025 and 2026 has been incorporated into our financial statements.

In the fourth quarter of fiscal 2025, we implemented a reorganization involving the transfer of intangible assets previously held by Helen of Troy Limited (Barbados) to our subsidiary in Switzerland. The reorganization resulted in the consolidation of the ownership of intangible assets, supporting streamlined internal licensing and centralized management of the intangible assets. Further, the reorganization resulted in a transitional income tax benefit of $64.6 million from the recognition of a deferred tax asset, partially offset by taxes associated with the transfer.

In response to Pillar Two, on May 24, 2024, Barbados enacted a domestic corporate income tax rate of 9%, effective for our fiscal 2025. We incorporated this corporate income tax into our estimated annual effective tax rate increasing our income tax provision beginning in the first quarter of fiscal 2025. In addition, we revalued our existing deferred tax liabilities subject to the Barbados legislation, which resulted in a discrete tax charge of $6.0 million during the first quarter of fiscal 2025. Additionally, Barbados enacted a domestic minimum top-up tax (“DMTT”) of 15% which was effective beginning with our fiscal 2026. As a result of the reorganization of our intangible assets described above, the Barbados DMTT will not have a material impact on our condensed consolidated financial statements.

Like Barbados, the government of Bermuda enacted a 15% corporate income tax that was effective for us beginning in fiscal 2026. This Bermuda tax will not have a material impact on our condensed consolidated financial statements.

We expect our ongoing effective tax rate, excluding discrete or non-recurring items, to increase relative to historical periods due to the impact of global tax reform initiatives, including the implementation of Pillar Two and economic substance regulations. As additional jurisdictions implement or revise legislation in response to these reforms, we may experience further adverse impacts on our global effective tax rate.

For interim periods, our income tax expense and resulting effective tax rate are based on an estimated annual effective tax rate, adjusted for the impact of discrete items recognized in the period. Discrete items include changes in tax laws or rates, changes in estimates for uncertain tax positions, excess tax benefits or deficiencies from stock-based compensation, foreign currency remeasurement effects that are not reasonably estimable, and other infrequent or non-recurring items. Discrete items do not include the intangible asset impairment charges described below and in Note 5 to the accompanying condensed consolidated financial statements.

During the first quarter of fiscal 2026, we recognized a goodwill and other intangible asset impairment charge of $414.4 million, which included $265.0 million of non-deductible goodwill that will not result in a tax benefit. The expected tax benefit of the impairment charge of $24.2 million will be recognized over the course of the fiscal year in relation to pre-tax book income, rather than as a discrete item in the period in which the charge was incurred. Our estimated annual effective tax rate for fiscal 2026 is negative, which when applied to the quarter-to-date loss in the first quarter, results in a quarter-to-date tax expense in the first quarter of fiscal 2026.

The downward revisions to our internal forecasts utilized in our impairment testing during the first quarter of fiscal 2026 impacted our assessment of the future realizability of a related deferred tax asset, which led to the recording of a $16.5 million valuation allowance during the first quarter of fiscal 2026.

For the three months ended May 31, 2025, income tax expense was $30.2 million compared to $12.1 million for the same period last year. The year-over-year increase in the tax expense is primarily due to the timing of the accounting for the tax impact of the impairment charge in the quarter and a related valuation allowance on intangible asset deferred tax assets, partially offset by a decrease in tax expense for discrete items.

Net (Loss) Income, Diluted (Loss) Earnings Per Share, Adjusted Income (non-GAAP), and Adjusted Diluted Earnings Per Share (non-GAAP)

In order to provide a better understanding of the impact of certain items on our (loss) income and diluted (loss) earnings per share, the tables that follow report the comparative after-tax impact of asset impairment charges, Barbados tax reform, CEO succession costs, intangible asset reorganization, restructuring charges, amortization of intangible assets, and non-cash share-based compensation, as applicable, on (loss) income and diluted (loss) earnings per share for the periods presented below. Adjusted income and adjusted diluted earnings per share may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended May 31, 2025
	(Loss) Income			Diluted (Loss) Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$(420,538)	$30,180	$(450,718)	$(18.33)	$1.32	$(19.65)
Asset impairment charges	414,385	(21,769)	436,154	18.04	(0.95)	18.99
CEO succession costs	3,484	153	3,331	0.15	0.01	0.15
Intangible asset reorganization	—	(16,474)	16,474	—	(0.72)	0.72
Subtotal	(2,669)	(7,910)	5,241	(0.12)	(0.34)	0.23
Amortization of intangible assets	4,989	882	4,107	0.22	0.04	0.18
Non-cash share-based compensation	296	157	139	0.01	0.01	0.01
Adjusted (non-GAAP)	$2,616	$(6,871)	$9,487	$0.11	$(0.30)	$0.41

Weighted average shares of common stock used in computing:
Diluted loss per share, as reported						22,943
Adjusted diluted earnings per share (non-GAAP)						22,971

	Three Months Ended May 31, 2024
	Income			Diluted Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$18,320	$12,116	$6,204	$0.78	$0.51	$0.26
Barbados tax reform	—	(6,045)	6,045	—	(0.26)	0.26
Restructuring charges	1,835	165	1,670	0.08	0.01	0.07
Subtotal	20,155	6,236	13,919	0.85	0.26	0.59
Amortization of intangible assets	4,520	661	3,859	0.19	0.03	0.16
Non-cash share-based compensation	5,833	264	5,569	0.25	0.01	0.24
Adjusted (non-GAAP)	$30,508	$7,161	$23,347	$1.29	$0.30	$0.99

Weighted average shares of common stock used in computing reported and non-GAAP diluted earnings per share						23,633

Comparison of First Quarter Fiscal 2026 to First Quarter Fiscal 2025
Net loss was $450.7 million, compared to net income of $6.2 million. Diluted loss per share was $19.65, compared to diluted earnings per share of $0.26. The decrease is primarily due to the recognition of an after-tax asset impairment charge of $436.2 million during the first quarter of fiscal 2026 and lower operating income exclusive of the asset impairment charges.

Adjusted income decreased $13.9 million, or 59.4%, to $9.5 million, compared to $23.3 million. Adjusted diluted earnings per share decreased 58.6% to $0.41, compared to $0.99.

Liquidity and Capital Resources

We principally rely on our cash flow from operations and borrowings under our Credit Agreement (as defined below) to finance our operations, capital and intangible asset expenditures, acquisitions and share repurchases. Historically, our principal uses of cash to fund our operations have included operating expenses, primarily SG&A, and working capital, predominantly for inventory purchases and the extension of credit to our retail customers. We have typically been able to generate positive cash flow from operations sufficient to fund our operating activities. In the past, we have utilized a combination of available cash and existing, or additional, sources of financing to fund strategic acquisitions, share repurchases and capital investments. We generated $58.3 million in cash from operations during the first quarter of fiscal 2026 and had $22.7 million in cash and cash equivalents at May 31, 2025. As of May 31, 2025, the amount of cash and cash equivalents held by our foreign subsidiaries was $19.5 million. We have no existing activities involving special purpose entities or off-balance sheet financing.

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

We may also elect to repurchase additional shares of common stock under our Board of Directors' authorization, subject to limitations contained in our debt agreement and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing. For additional information, see Part II, Item 5., “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our Form 10-K and Part II, Item 2., “Unregistered Sales of Equity Securities and Use of Proceeds” in this report.

Operating Activities

Operating activities provided net cash of $58.3 million for the three months ended May 31, 2025, compared to net cash provided of $25.3 million for the same period last year. The increase in cash provided by operating activities was primarily driven by decreases in cash used primarily for accounts receivable, annual incentive compensation and income taxes, partially offset by a decrease in cash earnings and increases in payments for inventory and interest.

Investing Activities

Investing activities used net cash of $9.5 million during the three months ended May 31, 2025, compared to net cash used of $9.2 million for the same period last year. The increase in cash used by investing activities was primarily due to an increase in capital and intangible asset expenditures, partially offset by a favorable net working capital settlement during the first quarter of fiscal 2026 related to the acquisition of Olive and June. The increase in capital and intangible asset expenditures was primarily due to an increase in expenditures for computer, furniture and other equipment. Capital and intangible asset expenditures during both periods also included expenditures for tooling, molds, and other production equipment.

Financing Activities

Financing activities used net cash of $45.1 million during the three months ended May 31, 2025, compared to net cash used of $18.5 million for the same period last year. The increase in cash used by financing activities is primarily due to net repayments of our long-term debt of $45.0 million during the three months ended May 31, 2025, in comparison to net borrowings of $82.4 million during the same period last year to help fund payments for repurchases of common stock of $103.0 million.

Credit Agreement

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for aggregate commitments of $1.5 billion, which are available through (i) a $1.0 billion revolving credit facility, which includes a $50 million sublimit for the issuance of letters of credit, (ii) a $250 million term loan facility, and (iii) a committed $250 million delayed draw term loan facility, which may be borrowed in multiple drawdowns until August 15, 2025. Proceeds can be used for working capital and other general corporate purposes, including funding permitted acquisitions. At the closing date, February 15, 2024, we borrowed $457.5 million under the revolving credit facility and $250.0 million under the term loan facility and utilized the proceeds to repay all debt outstanding under our prior credit agreement. During the first quarter of fiscal 2026, we borrowed $250.0 million under the delayed draw term loan facility and utilized the proceeds to repay debt outstanding under the revolving credit facility. During the first quarter of fiscal 2026, we capitalized $0.4 million of lender fees and a de minimis amount of third-party fees incurred in connection with the delayed draw term loan facility borrowing, which were recorded as prepaid financing fees in long-term debt. The Credit Agreement matures on February 15, 2029. The Credit Agreement includes an accordion feature, which permits the Company to request to increase its borrowing capacity by an additional $300 million plus an unlimited amount when the Leverage Ratio (as defined in the Credit Agreement) on a pro-forma basis is less than 3.25 to 1.00. The term loans are payable at the end of each fiscal quarter in equal installments of 0.625% through February 28, 2025, 0.9375% through February 28, 2026, and 1.25% thereafter of the original principal balance of the term loans, which began in the first quarter of fiscal 2025 for the term loan facility and will begin in the second quarter of fiscal 2026 for the delayed draw term loan facility, with the remaining balance due at the maturity date. Borrowings under the Credit Agreement bear floating interest at either the Base Rate or Term SOFR (as defined in the Credit Agreement), plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.125% and 1.0% to 2.125% for Base Rate and Term SOFR borrowings, respectively.

The floating interest rates on our borrowings under the Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $750 million and $550 million of the outstanding principal balance under the Credit Agreement as of May 31, 2025 and February 28, 2025, respectively. For additional information regarding our interest rate swaps, see Notes 11, 12, and 13 to the accompanying condensed consolidated financial statements.

In connection with the acquisition of Olive & June, we provided notice of a qualified acquisition and borrowed $235.0 million under our Credit Agreement to fund the acquisition initial cash consideration. The exercise of the qualified acquisition notice triggered temporary adjustments to the maximum leverage ratio, which was 3.50 to 1.00 before the impact of the qualified acquisition notice. As a result of the qualified acquisition notice, commencing at the beginning of our fourth quarter of fiscal 2025, the maximum leverage ratio is 4.50 to 1.00 through November 30, 2025 and 3.50 to 1.00 thereafter. For additional information on the acquisition, see Note 4 to the accompanying condensed consolidated financial statements.

As of May 31, 2025, the outstanding Credit Agreement principal balance was $876.8 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $9.5 million. As of May 31, 2025, the amount available for revolving loans under the Credit Agreement was $605.1 million, and the amount available per the maximum leverage ratio was $346.7 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of May 31, 2025, these covenants effectively limited our ability to incur more than $346.7 million of additional debt from all sources, including the Credit Agreement.

As of May 31, 2025, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

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

During the first quarter of fiscal 2026, we concluded that a goodwill impairment triggering event had occurred due to a further sustained decline in our stock price, resulting in our carrying value (excluding long-term debt) exceeding the Company's total enterprise value (market capitalization plus long-term debt). Additional factors that contributed to this conclusion included downward revisions to our internal forecasts and strategic long-term plans, which reflect the tariff policies in effect and the related macroeconomic environment at the end of our first quarter of fiscal 2026, including the corresponding impact on consumer spending and retailer orders. These factors were applicable to all of our reporting units, indefinite-lived trademark licenses and trade names and definite-lived trademark licenses, trade names and certain other intangible assets. Thus, we performed quantitative impairment testing on our goodwill and intangible assets described above.

Based on the outcome of these assessments, we recognized asset impairment charges totaling $414.4 million during the first quarter of fiscal 2026. Asset impairment charges recognized for our Home & Outdoor segment totaled $219.1 million and included charges for our Hydro Flask and Osprey businesses of $120.8 million and $98.3 million, respectively. Asset impairment charges recognized for our Beauty & Wellness segment totaled $195.3 million and included charges for our Drybar, Curlsmith, Health & Wellness and Revlon businesses of $103.7 million, $36.2 million, $35.8 million and $19.6 million, respectively.

Impairment of Goodwill
We review goodwill for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances or conditions exist, we perform a qualitative assessment to determine whether it is more likely than not that the assets are impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). We operate two reportable segments, Home & Outdoor and Beauty & Wellness, which are comprised of eight reporting units, one of which does not have any goodwill recorded. If the results of the qualitative assessment indicate that it is more likely than not that the assets are impaired, further steps are required in order to determine whether the carrying value of each reporting unit exceeds its fair market value. An impairment charge is recognized to the extent the goodwill recorded exceeds the reporting unit’s fair value. We perform our annual impairment testing for goodwill as of the beginning of the fourth quarter of our fiscal year.

As described above, during the first quarter of fiscal 2026, we concluded that a goodwill impairment triggering event had occurred, and our qualitative assessment resulted in us performing quantitative goodwill impairment testing on all of our reporting units. The quantitative assessments performed during the first quarter of fiscal 2026 resulted in a total goodwill impairment charge of $317.0 million, which includes impairment charges of $93.3 million and $74.2 million related to our Osprey and Hydro Flask reporting units, respectively, recorded in the Home & Outdoor segment and $87.3 million, $32.4 million and $29.7 million related to our Drybar, Curlsmith and Heath & Wellness reporting units, respectively, recorded in the Beauty & Wellness segment. The remaining carrying values of the Osprey, Hydro Flask, Drybar, Curlsmith and Health & Wellness reporting units' goodwill as of May 31, 2025 were $116.4 million, $41.7 million, $47.0 million, $84.7 million and $255.1 million, respectively. In connection with our annual budgeting and forecasting process, management reduced its forecasts for net sales revenue growth, gross margin and earnings before interest and taxes to reflect the tariff policies in effect and the related macroeconomic environment at the end of our first quarter of fiscal 2026, including the corresponding impact on consumer spending and retailer orders, as applicable. The revised forecasts also resulted in management selecting lower residual growth rates, which were also reflective of revised long-term industry growth expectations. An inability to achieve expected revenue growth and profitability in line with our internal projections could result in further declines in the fair value that may result in additional goodwill impairment charges.

All of our other reporting units had a fair value that exceeded their carrying value by at least 10% except for our Olive & June reporting unit. Our Olive & June reporting unit’s fair value exceeded its carrying value by 3%, as expected, due to the minimal amount of time that has passed since its acquisition in the fourth quarter of fiscal 2025.

Considerable management judgment is necessary to estimate expected future cash flows for our reporting units, including evaluating the impact of operational and external economic factors on our future cash flows, all of which are subject to uncertainty. The assumptions and estimates used in determining the fair value of our reporting units involve significant elements of subjective judgment and analysis by management. Certain future events and circumstances, including higher tariffs, deterioration of retail economic conditions, higher cost of capital, and a decline in actual and expected consumer demand, among others, could result in changes to these assumptions and judgements. A revision of these estimates and assumptions could cause the fair values of the reporting units to fall below their respective carrying values, resulting in impairment charges, which could have a material adverse effect on our results of operations.

Some of the inherent estimates and assumptions used in determining the fair value of our reporting units are outside of the control of management, including interest rates, cost of capital, tax rates, tariff rates, strength of retail economies and industry growth. While we believe that the estimates and assumptions we use are reasonable at the time made, it is possible changes could occur. The recoverability of our goodwill is dependent upon discretionary consumer demand and execution of our strategic plan, which includes investing in our brands, growing internationally, new product introductions and expanded distribution to drive revenue growth and profitability and achieve our projections, and our tariff mitigation plans. The net sales revenue and profitability growth rates used in our projections are management’s estimate of the most likely results over time, given a wide range of potential outcomes. Actual results may differ from those assumed in forecasts, which could result in material impairment charges. We will continue to monitor our reporting units for any triggering events or other signs of impairment including consideration of changes in tariff rates and the macroeconomic environment, significant declines in operating results, further significant sustained decline in market capitalization from current levels, and other factors, which could result in impairment charges in the future.

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

As described above, during the first quarter of fiscal 2026, we concluded that an impairment triggering event had occurred and concluded to perform quantitative impairment analyses on our indefinite-lived intangible assets, which include trademark licenses and trade names and our definite-lived trademark licenses, trade names and certain other intangible assets. Our intangible asset impairment test compares the fair value of our intangible assets with their carrying amount and an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value.

Our indefinite-lived intangible asset testing resulted in a total impairment charge of $48.0 million, which includes impairment charges of $37.0 million, $5.0 million and $6.0 million related to our Hydro Flask, Osprey and PUR trade names, respectively. The remaining carrying values of the Hydro Flask, Osprey and PUR trade names as of May 31, 2025 were $22.0 million, $165.0 million and $48.0 million, respectively.

Our definite-lived trademark license and trade name testing resulted in a total impairment charge of $26.3 million, which includes impairment charges of $19.6 million, $3.9 million and $2.8 million related to our Revlon trademark license, Curlsmith trade name and Drybar trade name. The remaining carrying values of the Revlon trademark license and Curlsmith and Drybar trade names as of May 31, 2025 were
$44.8 million, $13.9 million and $4.0 million, respectively.

Our definite-lived customer relationships and lists assessment resulted in a total impairment charge of $19.5 million, which includes $10.7 million and $8.8 million related to our Drybar and Hydro Flask customer relationships, respectively, which reduced the carrying values of these assets to zero.

Our other intangible assets assessment resulted in a total impairment charge of $3.6 million, which includes $2.8 million and $0.8 million related to Drybar and Hydro Flask other intangibles, respectively, which reduced the carrying values of these assets to zero.

Our Hydro Flask and Osprey intangible assets are included within our Home & Outdoor segment. Our Revlon, Curlsmith, Drybar and PUR intangible assets are included within our Beauty & Wellness segment. In connection with our annual budgeting and forecasting process, management reduced its forecasts for net sales revenue growth, gross margin and earnings before interest and taxes to reflect the tariff policies in effect and the related macroeconomic environment at the end of our first quarter of fiscal 2026, including the corresponding impact on consumer spending and retailer orders, as applicable. The revised forecasts also resulted in management selecting lower residual growth rates, which were also reflective of revised long-term industry growth expectations, and royalty rates, as applicable. An inability to achieve expected revenue growth and profitability in line with our internal projections could result in further declines in the fair value that may result in additional impairment charges to these intangible assets.

All of our other indefinite-lived and definite-lived trademark licenses and trade names had a fair value that exceeded their carrying value by at least 10%.

The assumptions and estimates used in determining the fair value of our intangible assets involve significant elements of subjective judgment and analysis by management. Certain future events and circumstances, including higher tariffs, deterioration of retail economic conditions, higher cost of capital, a decline in actual and expected consumer demand, could result in changes to these assumptions and judgements. A revision of these estimates and assumptions could cause the fair values of the intangible assets to fall below their respective carrying values, resulting in impairment charges, which could have a material adverse effect on our results of operations.

The estimates and assumptions inherent in determining the fair value of our intangible assets are subject to the same risks described above for determining the fair value of our goodwill. Further declines in anticipated consumer spending or an inability to achieve expected revenue growth and profitability in line with our strategic long-term plans, including our tariff mitigation plans, could result in declines in the fair value that may result in impairment charges to our intangible assets. We will continue to monitor our intangible assets for any triggering events or other signs of impairment including consideration of changes in tariff rates and the macroeconomic environment, significant declines in sales or operating results, and other factors, which could result in impairment charges in the future. For additional information, refer to Note 5 and Note 11 to the accompanying condensed consolidated financial statements.

Information Regarding Forward-Looking Statements

Certain statements in this report, including those in documents and our other filings with the SEC referenced herein, may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words “anticipates”, “assumes”, “believes”, “expects”, “plans”, “may”, “will”, “might”, “would”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “currently”, “continue”, “intends”, “outlook”, “forecasts”, “targets”, “reflects”, “could”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate may occur in the future, including statements related to sales, expenses, including cost reduction measures, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon our current expectations and various assumptions. We currently believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct. Forward-looking statements are only as of the date they are made and are subject to risks, many of which are beyond our control, that could cause them to differ materially from actual results. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We believe that these risks include but are not limited to the risks described or referenced in this report and that are otherwise described from time to time in our SEC reports as filed. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

Such risks are not limited to, but may include:
•the geographic concentration of certain U.S. distribution facilities which increases our risk to disruptions that could affect our ability to deliver products in a timely manner;
•the occurrence of cyber incidents or failure by us or our third-party service providers to maintain cybersecurity and the integrity of confidential internal or customer data;
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
•our dependence on third-party manufacturers, most of which are located in Asia, and any inability to obtain products from such manufacturers or diversify production to other regions or source the same product in multiple regions or implement potential tariff mitigation plans;
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

•the risks of significant tariffs or other restrictions continuing to be placed on imports from China, Mexico or Vietnam, including by the new U.S. presidential administration which has promoted and implemented plans to raise tariffs and pursue other trade policies intended to restrict imports, or any retaliatory trade measures taken by China, Mexico or Vietnam;
•the risks of potential changes in laws and regulations, including environmental, employment and health and safety and tax laws, and the costs and complexities of compliance with such laws;
•the risks associated with increased focus and expectations on climate change and other sustainability matters;
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
•the risks associated with legislation enacted in Bermuda and Barbados in response to the European Union’s review of harmful tax competition and additional focus on compliance with economic substance requirements by Bermuda and Barbados;
•the risks associated with accounting for tax positions and the resolution of tax disputes;
•the risks associated with product recalls, product liability and other claims against us;
•associated financial risks including but not limited to, increased costs of raw materials, energy and transportation;
•significant additional impairment of our goodwill, indefinite-lived and definite-lived intangible assets or other long-lived assets;
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described in Part 1, Item 3., “Legal Proceedings” of our Form 10-K. Since the filing of our Form 10-K, there have been no material changes in our legal proceedings from those disclosed therein, except as updated herein in the discussion in Note 9 to the accompanying condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

The ownership of our common stock involves a number of risks and uncertainties. When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part 1, Item 1A., “Risk Factors” of our Form 10-K. Since the filing of our Form 10-K, there have been no material changes in our risk factors from those disclosed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2024, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 20, 2024, for a period of three years, and replaced our former repurchase authorization. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. The number of shares purchased and the timing of the purchases will depend on a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. See Note 7 to the accompanying condensed consolidated financial statements for additional information.

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

The following table summarizes our share repurchase activity for the periods shown:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
March 1 through March 31, 2025	23,382	$55.06	23,382	$498,641
April 1 through April 30, 2025	314	48.56	314	498,626
May 1 through May 31, 2025	964	29.01	964	498,597
Total	24,660	$53.96	24,660
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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three month period ended May 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.	EXHIBITS
	(a)	Exhibits

10.1†
Amended and Restated Severance Agreement dated May 2, 2025 between Helen of Troy Nevada Corporation and Brian Grass (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2025).

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended May 31, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of (Loss) Income, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.

		104	Cover Page, Interactive Data File formatted in iXBRL and contained in Exhibit 101.

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	July 10, 2025	/s/ Brian L. Grass
Brian L. Grass
Chief Executive Officer and Principal Executive Officer

Date:	July 10, 2025	/s/ Tracy L. Scheuerman
Tracy L. Scheuerman
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer