Form 10-Q
period 2025-08-31
HELEN OF TROY LTD
filed 2025-10-09
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2025
or
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
As of September 30, 2025, there were 23,028,819 common shares, $0.10 par value per share, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except shares and par value)	August 31, 2025	February 28, 2025
Assets
Assets, current:
Cash and cash equivalents	$22,370	$18,867
Receivables, less allowances of $4,624 and $4,294	350,231	428,330
Inventory	528,893	452,615
Prepaid expenses and other current assets	29,772	26,102
Income taxes receivable	6,863	5,798
Total assets, current	938,129	931,712

Property and equipment, net of accumulated depreciation of $216,206 and $200,176	335,644	330,029
Goodwill	569,150	1,182,899
Other intangible assets, net of accumulated amortization of $168,602 and $205,757	429,025	566,756
Operating lease assets	35,296	35,063
Deferred tax assets, net	79,297	67,660
Other assets	21,013	17,964
Total assets	$2,407,554	$3,132,083

Liabilities and Stockholders’ Equity
Liabilities, current:
Accounts payable	$283,154	$269,405
Accrued expenses and other current liabilities	196,664	160,740
Income taxes payable	48,259	26,739
Long-term debt, current maturities	21,875	9,375
Total liabilities, current	549,952	466,259

Long-term debt, excluding current maturities	871,345	907,519
Lease liabilities, non-current	39,455	39,949
Deferred tax liabilities, net	13,100	29,283
Other liabilities, non-current	7,420	5,634
Total liabilities	1,481,272	1,448,644

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 22,962,284 and 22,856,066 shares issued and outstanding	2,296	2,286
Additional paid in capital	377,039	367,106
Accumulated other comprehensive (loss) income	(5,461)	2,278
Retained earnings	552,408	1,311,769
Total stockholders’ equity	926,282	1,683,439
Total liabilities and stockholders’ equity	$2,407,554	$3,132,083

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of (Loss) Income (Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands, except per share data)	2025	2024	2025	2024
Sales revenue, net	$431,781	$474,221	$803,436	$891,068
Cost of goods sold	241,100	258,151	437,744	471,919
Gross profit	190,681	216,070	365,692	419,149

Selling, general and administrative expense (“SG&A”)	176,999	179,692	344,663	350,173
Asset impairment charges	326,394	—	740,779	—
Restructuring charges	3,005	1,526	3,005	3,361
Operating (loss) income	(315,717)	34,852	(722,755)	65,615

Non-operating income, net	249	170	557	270
Interest expense	14,221	13,216	28,029	25,759
(Loss) income before income tax	(329,689)	21,806	(750,227)	40,126

Income tax (benefit) expense	(21,046)	4,792	9,134	16,908
Net (loss) income	$(308,643)	$17,014	$(759,361)	$23,218

(Loss) earnings per share:
Basic	$(13.44)	$0.75	$(33.09)	$1.00
Diluted	(13.44)	0.74	(33.09)	1.00

Weighted average shares used in computing (loss) earnings per share:
Basic	22,959	22,814	22,951	23,169
Diluted	22,959	22,839	22,951	23,236

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2025	2024	2025	2024
Net (loss) income	$(308,643)	$17,014	$(759,361)	$23,218
Other comprehensive loss, net of tax:
Cash flow hedge activity - interest rate swaps	(1,449)	(3,446)	(157)	(2,521)
Cash flow hedge activity - foreign currency contracts	(534)	(866)	(7,582)	(1,093)
Total other comprehensive loss, net of tax	(1,983)	(4,312)	(7,739)	(3,614)
Comprehensive (loss) income	$(310,626)	$12,702	$(767,100)	$19,604

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 29, 2024	23,751	$2,375	$348,739	$2,099	$1,284,229	$1,637,442
Net income	—	—	—	—	6,204	6,204
Other comprehensive income, net of tax	—	—	—	698	—	698
Exercise of stock options	6	1	351	—	—	352
Issuance and settlement of restricted stock	71	7	(7)	—	—	—
Issuance of common stock related to stock purchase plan	19	2	2,004	—	—	2,006
Common stock repurchased and retired	(1,037)	(104)	(6,720)	—	(96,211)	(103,035)
Share-based compensation	—	—	5,833	—	—	5,833
Balances at May 31, 2024	22,810	$2,281	$350,200	$2,797	$1,194,222	$1,549,500
Net income	—	—	—	—	17,014	17,014
Other comprehensive loss, net of tax	—	—	—	(4,312)	—	(4,312)
Issuance and settlement of restricted stock	6	—	—	—	—	—
Common stock repurchased and retired	(1)	—	(109)	—	—	(109)
Share-based compensation	—	—	5,487	—	—	5,487
Balances at August 31, 2024	22,815	$2,281	$355,578	$(1,515)	$1,211,236	$1,567,580

Balances at February 28, 2025	22,856	$2,286	$367,106	$2,278	$1,311,769	$1,683,439
Net loss	—	—	—	—	(450,718)	(450,718)
Other comprehensive loss, net of tax	—	—	—	(5,756)	—	(5,756)
Issuance and settlement of restricted stock	75	7	(8)	—	—	(1)
Issuance of common stock related to stock purchase plan	39	4	1,753	—	—	1,757
Common stock repurchased and retired	(25)	(3)	(1,328)	—	—	(1,331)
Share-based compensation	—	—	296	—	—	296
Balances at May 31, 2025	22,945	$2,294	$367,819	$(3,478)	$861,051	$1,227,686
Net loss	—	—	—	—	(308,643)	(308,643)
Other comprehensive loss, net of tax	—	—	—	(1,983)	—	(1,983)
Issuance and settlement of restricted stock	22	2	(1)	—	—	1
Common stock repurchased and retired	(5)	—	(151)	—	—	(151)
Share-based compensation	—	—	9,372	—	—	9,372
Balances at August 31, 2025	22,962	$2,296	$377,039	$(5,461)	$552,408	$926,282

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended August 31,
(in thousands)	2025	2024
Cash provided by operating activities:
Net (loss) income	$(759,361)	$23,218
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	26,944	27,628
Amortization of financing costs	764	639
Non-cash operating lease expense	4,336	5,840
Provision for credit losses	342	112
Non-cash share-based compensation	9,668	11,320
Asset impairment charges	740,779	—
Gain on the sale or disposal of property and equipment	(75)	(29)
Deferred income taxes and tax credits	(25,770)	9,039
Changes in operating capital, net of effects of acquisition of business:
Receivables	77,353	26,340
Inventory	(76,278)	(73,630)
Prepaid expenses and other current assets	(8,006)	(5,805)
Other assets and liabilities, net	(1,756)	(441)
Accounts payable	11,723	78,922
Accrued expenses and other current liabilities	26,378	(22,529)
Accrued income taxes	20,827	(10,708)
Net cash provided by operating activities	47,868	69,916

Cash used by investing activities:
Capital and intangible asset expenditures	(24,832)	(14,026)
Net proceeds from business acquired	3,880	—
Payments for purchases of U.S. Treasury Bills	(1,387)	(1,363)
Proceeds from the maturity of U.S. Treasury Bills	1,275	1,249
Proceeds from the sale of property and equipment	89	39
Net cash used by investing activities	(20,975)	(14,101)

Cash used by financing activities:
Proceeds from revolving loans	317,200	509,930
Repayment of revolving loans	(583,400)	(459,880)
Proceeds from term loans	250,000	—
Repayment of long-term debt	(7,031)	(3,125)
Payment of financing costs	(434)	(318)
Proceeds from share issuances under share-based compensation plans	1,757	2,358
Payments for repurchases of common stock	(1,482)	(103,144)
Net cash used by financing activities	(23,390)	(54,179)

Net increase in cash and cash equivalents	3,503	1,636
Cash and cash equivalents, beginning balance	18,867	18,501
Cash and cash equivalents, ending balance	$22,370	$20,137

Supplemental non-cash investing activity:
Capital expenditures included in accounts payable and accrued expenses	$7,953	$7,767

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
August 31, 2025

Note 1 - Basis of Presentation and Related Information

Corporate Overview

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2025 and February 28, 2025, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2025 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. Our portfolio of brands includes OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools, Drybar, Curlsmith, Revlon and Olive & June, among others. As of August 31, 2025, we operated two reportable segments: Home & Outdoor and Beauty & Wellness.

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

On December 16, 2024, we completed the acquisition of Olive & June, LLC (“Olive & June”), an innovative, omni-channel nail care brand. The Olive & June brand and products were added to the Beauty & Wellness segment. The total purchase consideration consists of initial cash consideration of $224.7 million, which is net of cash acquired and a favorable post-closing adjustment of $3.9 million, and contingent cash consideration of up to $15.0 million subject to Olive & June’s performance during calendar years 2025, 2026, and 2027, payable annually. See Note 4 and Note 11 for additional information.

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

Not Yet Adopted

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which permits entities to elect a practical expedient to assume current conditions as of the balance sheet date will not change for the remaining life of accounts receivable and contract assets when developing forecasts as part of estimating expected credit losses. The amendments in ASU 2025-05 are effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively. This ASU will be effective for us in the first quarter of fiscal 2027. We are currently evaluating this practical expedient and do not expect it to have a material impact on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted as of the beginning of a fiscal year. The amendments can be applied prospectively, retrospectively, or via a modified prospective transition method. This ASU will be effective for us in the first quarter of fiscal 2029. We are currently evaluating the impact this guidance may have on our consolidated financial statements.

Note 3 - Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities was as follows:

(in thousands)	August 31, 2025	February 28, 2025
Accrued compensation, benefits and payroll taxes	$26,760	$16,096
Accrued sales discounts and allowances	46,035	36,600
Accrued sales returns	21,559	20,190
Accrued advertising	29,199	25,716
Other	73,111	62,138
Total accrued expenses and other current liabilities	$196,664	$160,740

Note 4 - Acquisition of Olive & June

On December 16, 2024, we completed the acquisition of 100% of the membership interests of Olive & June, an innovative, omni-channel nail care brand. Olive & June products deliver a salon-quality experience at home and include nail polish, press-on nails, manicure and pedicure systems, grooming tools and nail care essentials. The acquisition of Olive & June complements and broadens our existing Beauty portfolio beyond the hair care category. The Olive & June brand and products were added to the Beauty & Wellness segment. The total purchase consideration consists of initial cash consideration of $224.7 million, which is net of cash acquired and a favorable post-closing adjustment of $3.9 million, and contingent cash consideration of up to $15.0 million subject to Olive & June’s performance during calendar years 2025, 2026, and 2027, payable annually. The acquisition was funded with cash on hand and borrowings under our existing revolving credit facility.

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

During the first and second quarters of fiscal 2026, we concluded that a goodwill impairment triggering event had occurred due to a further sustained decline in our stock price, resulting in our carrying value (excluding long-term debt) exceeding the Company’s total enterprise value (market capitalization plus long-term debt). Additional factors that contributed to these conclusions included downward revisions to our internal forecasts and strategic long-term plans, which reflect the tariff policies in effect and the related macroeconomic environment at the end of our first and second quarters of fiscal 2026, including the corresponding impact on consumer spending and retailer orders. These factors were applicable to all of our reporting units, indefinite-lived trademark licenses and trade names and definite-lived trademark licenses, trade names and certain other intangible assets. Thus, we performed quantitative impairment testing on our goodwill and intangible assets described above during the first and second quarters of fiscal 2026.

We estimate the fair value of our trade names and trademark licenses using the relief from royalty method income approach which is based upon projected future discounted cash flows (“DCF Model”). We estimate the fair value of our customer relationships and lists using the distributor method income approach which is based upon a DCF Model. After adjusting the carrying values of our indefinite-lived and definite-lived intangible assets, the Company completed quantitative impairment testing for goodwill. We estimate the fair value of our reporting units using an income approach based upon projected future discounted cash flows.

Based on the outcome of these assessments, we recognized pre-tax asset impairment charges as follows:

(in thousands)	Three Months Ended August 31, 2025	Six Months Ended August 31, 2025
Home & Outdoor (1)	$85,537	$304,632
Beauty & Wellness (2)	240,857	436,147
Total	$326,394	$740,779
(1)Asset impairment charges recognized for our Home & Outdoor segment included charges for our Hydro Flask and Osprey businesses of $44.7 million and $40.8 million, respectively, for the three months ended August 31, 2025 and $165.5 million and $139.1 million, respectively, for the six months ended August 31, 2025.
(2)Asset impairment charges recognized for our Beauty & Wellness segment included charges for our Health & Wellness, Drybar, Curlsmith and Revlon businesses of $160.9 million, $47.8 million, $28.4 million and $3.9 million, respectively, for the three months ended August 31, 2025 and $196.6 million, $151.4 million, $64.6 million and $23.5 million, respectively, for the six months ended August 31, 2025.

During the first quarter of fiscal 2026, in connection with our annual budgeting and forecasting process, management reduced its forecasts for net sales revenue, gross margin and earnings before interest and taxes to reflect the tariff policies in effect and the related macroeconomic environment at the end of our first quarter of fiscal 2026, including the corresponding impact on consumer spending and retailer orders, as applicable. The revised forecasts also resulted in management selecting lower residual growth rates, which were also reflective of revised long-term industry growth expectations, and royalty rates, as applicable. During the second quarter of fiscal 2026, management further reduced its forecasts for net sales revenue, gross margin and earnings before interest and taxes to reflect the tariff policies in effect and the related macroeconomic environment at the end of our second quarter of fiscal 2026, including the impact on consumer spending, retailer orders and China cross border ecommerce due to a shift to localized distribution, as applicable. We did not recognize any asset impairment charges during the three and six months ended August 31, 2024. Refer to Note 11 for additional information on our valuation method and related assumptions and estimates. For additional information regarding the testing and analysis performed, refer to “Critical Accounting Policies and Estimates” in Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The following table summarizes the changes in our goodwill by segment for the six months ended August 31, 2025:

(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Gross carrying amount as of February 28, 2025	$491,777	$729,792	$1,221,569
Accumulated impairment as of February 28, 2025	—	(38,670)	(38,670)
Net carrying amount as of February 28, 2025	$491,777	$691,122	$1,182,899
Acquisitions (1)	—	(4,158)	(4,158)
Impairment charges (2)	(229,058)	(380,533)	(609,591)
Gross carrying amount as of August 31, 2025	$491,777	$725,634	$1,217,411
Accumulated impairment as of August 31, 2025	(229,058)	(419,203)	(648,261)
Net carrying amount as of August 31, 2025	$262,719	$306,431	$569,150

(1)Reflects a favorable post-closing adjustment to goodwill recorded in the Beauty & Wellness segment during the first quarter of fiscal 2026 in connection with the acquisition of Olive & June on December 16, 2024. For additional information see Note 4.

(2)The Home & Outdoor segment reflects goodwill impairment charges related to our Hydro Flask and Osprey reporting units of $41.7 million and $19.8 million, respectively, for the three months ended August 31, 2025 and $115.9 million and $113.1 million, respectively, for the six months ended August 31, 2025. The Beauty & Wellness segment reflects goodwill impairment charges related to our Health & Wellness, Drybar and Curlsmith reporting units of $159.9 million, $46.8 million and $24.5 million, respectively, for the three months ended August 31, 2025 and $189.6 million, $134.1 million and

$56.8 million, respectively, for the six months ended August 31, 2025. The remaining carrying values of the Osprey, Health & Wellness, Drybar and Curlsmith reporting units’ goodwill as of August 31, 2025 were $96.6 million, $95.3 million, $0.2 million and $60.3 million, respectively. The goodwill impairment charges recognized for the Hydro Flask reporting unit reduced the carrying value of its goodwill to zero.

The following table summarizes the components of our other intangible assets as follows:

	August 31, 2025			February 28, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Trademark licenses	$7,400	$—	$7,400	$7,400	$—	$7,400
Trade names (1)	285,200	—	285,200	358,200	—	358,200

Definite-lived:
Trademark licenses (2)	45,700	(2,480)	43,220	75,050	(9,454)	65,596
Trade names (3)	64,150	(2,851)	61,299	89,365	(14,030)	75,335
Customer relationships and lists (4)	137,001	(113,534)	23,467	168,201	(120,932)	47,269
Other intangibles (5)	58,176	(49,737)	8,439	74,297	(61,341)	12,956
Total	$597,627	$(168,602)	$429,025	$772,513	$(205,757)	$566,756

(1)Balances as of August 31, 2025 reflect total impairment charges of $25.0 million and $73.0 million recognized during the three and six months ended August 31, 2025, respectively, which include $3.0 million and $40.0 million related to our Hydro Flask trade name, respectively, $21.0 million and $26.0 million related to our Osprey trade name, respectively, and $1.0 million and $7.0 million related to our PUR trade name, respectively. The remaining carrying values of the Hydro Flask, Osprey and PUR trade names as of August 31, 2025 were $19.0 million, $144.0 million and $47.0 million, respectively. These impairment charges for Hydro Flask and Osprey were recorded in the Home & Outdoor segment. The impairment charges for PUR were recorded in the Beauty & Wellness segment.

(2)Balances as of August 31, 2025 reflect impairment charges recorded during the three and six months ended August 31, 2025 in the Beauty & Wellness segment of $3.9 million and $23.5 million, respectively, related to our Revlon trademark license. The remaining carrying value of this trademark license as of August 31, 2025 was $40.7 million.

(3)Balances as of August 31, 2025 reflect total impairment charges recorded during the three and six months ended August 31, 2025 in the Beauty & Wellness segment of $4.9 million and $11.6 million, respectively, which include $3.9 million and $7.8 million related to our Curlsmith trade name, respectively, and $1.0 million and $3.8 million related to our Drybar trade name, respectively. The remaining carrying values of the Curlsmith and Drybar trade names as of August 31, 2025 were $9.8 million and $2.9 million, respectively.

(4)Balances as of August 31, 2025 reflect total impairment charges of $19.5 million recognized during the six months ended August 31, 2025, which includes $10.7 million and $8.8 million recorded in the Beauty & Wellness and Home & Outdoor segments, respectively, related to our Drybar and Hydro Flask customer relationships which reduced the carrying values of these assets to zero. No impairment charges were recognized during the three months ended August 31, 2025 related to our customer relationships and lists.

(5)Balances as of August 31, 2025 reflect total impairment charges of $3.6 million recognized during the six months ended August 31, 2025, which includes $2.8 million and $0.8 million recorded in the Beauty & Wellness and Home & Outdoor segments, respectively, related to Drybar and Hydro Flask other intangibles which reduced the carrying values of these assets to zero. No impairment charges were recognized during the three months ended August 31, 2025 related to our other intangible assets.

During the three and six months ended August 31, 2025, we recorded amortization expense of $3.9 million and $8.9 million, respectively, compared to $4.5 million and $9.1 million during the same periods last year, respectively.

The following table summarizes amortization expense related to our other intangible assets as follows:

Estimated Amortization Expense (in thousands)
Fiscal 2026	$16,412
Fiscal 2027	11,602
Fiscal 2028	8,936
Fiscal 2029	8,908
Fiscal 2030	8,609
Fiscal 2031	7,770

Note 6 - Share-Based Compensation Plans

As part of our compensation structure, we grant share-based compensation awards to certain employees and non-employee members of our Board of Directors during the fiscal year. These awards may be subject to attainment of certain service conditions, performance conditions and/or market conditions. In connection with our annual grant during the first quarter of fiscal 2026, we granted 272,909 service condition awards (“Service Condition Awards”) with a weighted average grant date fair value of $53.28. Additionally, we granted 320,027 performance-based awards during the first quarter of fiscal 2026, of which 191,946 contained performance conditions (“Performance Condition Awards”) and 128,081 contained market conditions (“Market Condition Awards”), with weighted average grant date fair values of $53.28 and $37.24, respectively. Refer to our Form 10-K for further information on the Company’s share-based compensation plans.

The Helen of Troy Limited 2018 Stock Incentive Plan (“2018 Plan”) became effective on August 22, 2018. On August 20, 2025, our shareholders approved the 2025 Stock Incentive Plan (the “2025 Plan”) which replaced the 2018 Plan. As a result, the 2018 Plan terminated on August 20, 2025, but will continue to apply to awards granted under the 2018 Plan before such date. The 2025 Plan permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. As of August 20, 2025, the 2025 Plan had 1,155,478 shares available for future issuance, including shares which remained available for issuance under the 2018 Plan immediately prior to August 20, 2025. There were no grants or issuances from the 2025 Plan during the second quarter of fiscal 2026.

We recorded share-based compensation expense in SG&A as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2025	2024	2025 (1)	2024
Directors’ stock compensation	$196	$196	$392	$392
Service Condition Awards	6,627	2,826	10,568	5,394
Performance Condition Awards	1,664	1,093	(2,862)	2,140
Market Condition Awards	885	1,372	1,009	2,767
Employee stock purchase plan	—	—	561	627
Share-based compensation expense	9,372	5,487	9,668	11,320
Less: income tax benefits	(445)	(221)	(602)	(485)
Share-based compensation expense, net of income tax benefits	$8,927	$5,266	$9,066	$10,835
(1)Share-based compensation expense during the six months ended August 31, 2025 includes a benefit for Performance Condition Awards, as a result of a change in estimate from target achievement to zero percent achievement for Performance Condition Awards granted during fiscal 2024.

Unrecognized Share-Based Compensation Expense

As of August 31, 2025, our total unrecognized share-based compensation for all awards was $26.6 million, which will be recognized over a weighted average amortization period of 2.1 years. The total unrecognized share-based compensation reflects an estimate of target achievement for Performance Condition Awards granted during fiscal 2026 and fiscal 2025 and an estimate of zero percent of target achievement for Performance Condition Awards granted during fiscal 2024.

Note 7 - Repurchases of Common Stock

In August 2024, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 20, 2024, for a period of three years, and replaced our former repurchase authorization. As of August 31, 2025, our repurchase authorization allowed for the purchase of $498.4 million of common stock.

Our current equity-based compensation plans include provisions that allow for the “net exercise” of share-settled awards by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option or other share-based award holders are settled by having the holder tender back to us a number of shares at fair value equal to the amounts due. Net exercises are treated as repurchases of shares.

The following table summarizes our share repurchase activity for the periods shown:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands, except share and per share data)	2025	2024	2025	2024
Common stock repurchased on the open market:
Number of shares	—	—	—	1,011,243
Aggregate value of shares	$—	$—	$—	$100,019
Average price per share	$—	$—	$—	$98.91

Common stock received in connection with share-based compensation:
Number of shares	5,279	1,403	29,939	26,775
Aggregate value of shares	$151	$109	$1,482	$3,125
Average price per share	$28.65	$78.07	$49.50	$116.72

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

During the three and six months ended August 31, 2024, we incurred $1.5 million and $3.4 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were primarily comprised of severance and employee related costs and professional fees. During the six months ended August 31, 2025 and August 31, 2024, we made total cash restructuring payments related to Project Pegasus of $4.0 million and $5.6 million, respectively, and had a remaining liability of $3.7 million as of August 31, 2025 which is included in accrued expenses and other current liabilities. The cash payments during both the six months ended August 31, 2025 and 2024 were primarily for severance and employee related costs. For information regarding Project Pegasus savings, refer to Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Project Pegasus.”

Note 9 - Commitments and Contingencies

Legal Matters

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described below.

On December 23, 2021, Brita LP filed a complaint against Kaz USA, Inc. and Helen of Troy Limited in the U.S. District Court for the Western District of Texas (the “Patent Litigation”), alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. In the Patent Litigation, Brita LP seeks monetary damages and injunctive relief relating to the alleged infringement. Brita LP simultaneously filed a complaint with the U.S. International Trade Commission (“ITC”) against Kaz USA, Inc., Helen of Troy Limited and five other unrelated companies that sell water filtration systems (the “ITC Action”). The complaint in the ITC Action also alleged patent infringement by the Company with respect to a limited set of PUR gravity-fed water filtration systems. In the ITC Action, Brita LP requested the ITC to initiate an unfair import investigation relating to such filtration systems. This action sought injunctive relief to prevent entry of certain accused PUR products (and certain other products) into the U.S. and cessation of marketing and sales of existing inventory already in the U.S. On January 25, 2022, the ITC instituted the investigation requested by the ITC Action. Discovery closed in the ITC Action in May 2022, and approximately half of the originally identified PUR gravity-fed water filters were removed from the case and are no longer included in the ITC Action. In August 2022, the parties participated in the evidentiary hearing, with additional supplemental hearings in October 2022. On February 28, 2023, the ITC issued an Initial Determination in the ITC Action, tentatively ruling against the Company and the other unrelated respondents. The ITC has a guaranteed review process, and thus all respondents, including the Company, filed a petition with the ITC for a full review of the Initial Determination. On September 19, 2023, the ITC issued its Final Determination in the Company’s favor. The ITC determined there was no violation by the Company and terminated the investigation. Brita LP is appealing the ITC’s decision to the Federal Circuit (“CAFC Appeal”) and filed its Notice of Appeal on October 24, 2023. The Company intervened in the CAFC Appeal and oral argument occurred on August 5, 2025. We are now awaiting the Federal Circuit’s opinion. The Patent Litigation remains stayed for the time being. We cannot predict the outcome of these legal proceedings, the amount or range of any potential loss, when the proceedings will be resolved, or customer acceptance of any replacement water filter. Litigation is inherently unpredictable, and the resolution or disposition of these proceedings could, if adversely determined, have a material and adverse impact on our financial position and results of operations.

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

Note 10 - Long-Term Debt

A summary of our long-term debt follows:

(in thousands)	August 31, 2025	February 28, 2025
Credit Agreement (1):
Revolving loans	$411,900	$678,100
Term loans	486,719	243,750
Total borrowings under Credit Agreement	898,619	921,850
Unamortized prepaid financing fees	(5,399)	(4,956)
Total long-term debt	893,220	916,894
Less: current maturities of long-term debt	(21,875)	(9,375)
Long-term debt, excluding current maturities	$871,345	$907,519
(1)The weighted average interest rates on borrowings outstanding under the Credit Agreement (defined below) inclusive of the impact of our interest rate swaps as of August 31, 2025 and February 28, 2025 were 5.9% and 5.6%, respectively.

Credit Agreement

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for aggregate commitments of $1.5 billion, which are available through (i) a $1.0 billion revolving credit facility, which includes a $50 million sublimit for the issuance of letters of credit, (ii) a $250 million term loan facility, and (iii) a committed $250 million delayed draw term loan facility, which permitted multiple drawdowns until August 15, 2025. Proceeds can be used for working capital and other general corporate purposes, including funding permitted acquisitions. At the closing date, February 15, 2024, we borrowed $457.5 million under the revolving credit facility and $250.0 million under the term loan facility and utilized the proceeds to repay all debt outstanding under our prior credit agreement. During the first quarter of fiscal 2026, we borrowed $250.0 million under the delayed draw term loan facility and utilized the proceeds to repay debt outstanding under the revolving credit facility. During the first quarter of fiscal 2026, we capitalized $0.4 million of lender fees and a de minimis amount of third-party fees incurred in connection with the delayed draw term loan facility borrowing, which were recorded as prepaid financing fees in long-term debt. The Credit Agreement matures on February 15, 2029. The Credit Agreement includes an accordion feature, which permits the Company to request to increase its borrowing capacity by an additional $300 million plus an unlimited amount when the Leverage Ratio (as defined in the Credit Agreement) on a pro-forma basis is less than 3.25 to 1.00. The term loans are payable at the end of each fiscal quarter in equal installments of 0.625% through February 28, 2025, 0.9375% through February 28, 2026, and 1.25% thereafter of the original principal balance of the term loans, which began in the first quarter of fiscal 2025 for the term loan facility and began in the second quarter of fiscal 2026 for the delayed draw term loan facility, with the remaining balance due at the maturity date. Borrowings under the Credit Agreement bear floating interest at either the Base Rate or Term SOFR (as defined in the Credit Agreement), plus a margin based on the Net

Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.125% and 1.0% to 2.125% for Base Rate and Term SOFR borrowings, respectively.

The floating interest rates on our borrowings under the Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $625 million and $550 million of the outstanding principal balance under the Credit Agreement as of August 31, 2025 and February 28, 2025, respectively. See Notes 11, 12, and 13 for additional information regarding our interest rate swaps.

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

As of August 31, 2025, the balance of outstanding letters of credit was $9.5 million, the amount available for revolving loans under the Credit Agreement was $578.6 million and the amount available per the maximum leverage ratio was $212.7 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of August 31, 2025, these covenants effectively limited our ability to incur more than $212.7 million of additional debt from all sources, including the Credit Agreement.

Debt Covenants

Our debt under our Credit Agreement is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our Credit Agreement requires the maintenance of certain key financial covenants. Our Credit Agreement also contains other customary covenants, including, among other things, covenants restricting or limiting us, except under certain conditions set forth therein, from (1) incurring liens on our properties, (2) making certain types of investments, (3) incurring additional debt, and (4) assigning or transferring certain licenses. Our Credit Agreement also contains customary events of default, including failure to pay principal or interest when due, among others. Upon an event of default under our Credit Agreement, the lenders may, among other things, accelerate the maturity of any amounts outstanding. The commitments of the lenders to make loans to us under the Credit Agreement are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the Credit Agreement.

As of August 31, 2025, we were in compliance with all covenants as defined under the terms of the Credit Agreement. We expect it is possible that a continuation of negative sales trends and the unfavorable impact of tariffs and other macroeconomic conditions may require an amendment to the Credit Agreement to address potential compliance with certain financial covenants. We will likely proactively seek an amendment during our third fiscal quarter to implement for a limited period of time (1) an extension of the time period for the temporary adjustments to the maximum leverage ratio, and (2) a reduction in the minimum interest coverage ratio. We have discussed the potential amendment with the administrative agent and a majority of the lender group. While there can be no assurance that our negotiations with our lender group will be successful, preliminary indications are that our lenders will be supportive of this potential amendment. Our inability to obtain any amendment to the Credit Agreement could result in an event of default under the Credit Agreement, which could have a material adverse effect on our business, financial condition and liquidity.

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

The following table presents the fair value of our financial assets and liabilities:

	Fair Value
(in thousands)	August 31, 2025	February 28, 2025
Assets:
Cash equivalents (money market accounts)	$3,882	$3,852
U.S. Treasury Bills	11,562	11,268
Interest rate swaps	743	1,065
Foreign currency derivatives	149	2,163
Total assets	$16,336	$18,348

Liabilities:
Interest rate swaps	$106	$221
Contingent consideration	4,100	4,100
Foreign currency derivatives	7,692	119
Total liabilities	$11,898	$4,440

All of our financial assets and liabilities, except for our investments in U.S. Treasury Bills, are measured and recorded at fair value on a recurring basis. Our investments in U.S. Treasury Bills are recorded at amortized cost. As of August 31, 2025 and February 28, 2025, the current carrying amounts of our U.S. Treasury Bills were $2.6 million and $2.5 million, respectively, and were included within prepaid expenses and other current assets in our condensed consolidated balance sheets. As of August 31, 2025 and February 28, 2025, the non-current carrying amounts of our U.S. Treasury Bills were $8.9 million and

$8.7 million, respectively, and were included within other assets in our condensed consolidated balance sheets.

The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and other current liabilities and income taxes payable approximate fair value because of the short maturity of these items. The carrying amounts of receivables approximate fair value due to the effect of the related allowance for credit losses. The carrying amount of our floating rate long-term debt approximates its fair value.

Our investments in U.S. Treasury Bills are classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. We invest in U.S. Treasury Bills with maturities ranging from one to five years. As of both August 31, 2025 and February 28, 2025, gross unrealized gains were $0.1 million and losses were not material. During the three and six months ended August 31, 2025, we recognized interest income on these investments of $0.1 million and $0.2 million, respectively, which is included in “Non-operating income, net” in our condensed consolidated statements of (loss) income. During both the three and six months ended August 31, 2024, we recognized interest income on these investments of $0.1 million.

In connection with the acquisition of Olive & June in December 2024, we recognized contingent consideration, as a result of the total purchase consideration including contingent cash consideration of up to $15.0 million payable annually in three equal installments subject to Olive & June achieving certain adjusted EBITDA targets during calendar years 2025, 2026 and 2027. If the annual adjusted EBITDA target is not met, no payment is required. As of the acquisition date, we recorded a liability for the estimated fair value of the contingent consideration of $4.1 million, of which $1.8 million and $2.3 million was included within accrued expenses and other current liabilities and other liabilities, non-current, respectively, in our consolidated balance sheet. This contingent consideration liability is remeasured at fair value each reporting period until the contingency is resolved, with changes in fair value recognized in SG&A. During the six months ended August 31, 2025, there was no change to the estimated fair value of the contingent consideration liability. The fair value of the contingent consideration liability was determined using a Monte Carlo simulation model, which utilizes projected adjusted EBITDA and corresponding volatility and discount rates to estimate the probability of the adjusted EBITDA targets being achieved. The projected adjusted EBITDA during the earn-out period was derived from internal forecasts and represents a Level 3 input, and was discounted using an estimated discount rate of 13% as of both August 31, 2025 and February 28, 2025. Adjusted EBITDA volatility was calculated based upon peer companies, and the third quartile of 52% and 33% was selected as a key input into the Monte Carlo simulation model as of August 31, 2025 and February 28, 2025, respectively. In the simulated scenarios where a payment is earned, the projected contingent payments were discounted using an estimated credit risk discount rate of 6.7% and 6.5%, as of August 31, 2025 and February 28, 2025, respectively. Changes in these inputs may result in a significant increase or decrease in the fair value of the contingent consideration liability with a corresponding impact to SG&A.

We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates. In addition, we use interest rate swaps to manage our exposure to changes in interest rates. All of our derivative assets and liabilities are recorded at fair value. See Notes 12 and 13 for more information on our derivatives.

Non-Recurring Fair Value Measurements

Assets remeasured to fair value on a non-recurring basis during the six months ended August 31, 2025 represent goodwill, indefinite-lived intangible assets and definite-lived intangible assets, which were impaired. We did not remeasure any assets to fair value on a non-recurring basis during the six months ended August 31, 2024.

The following table presents the remaining carrying value of the assets that were remeasured to fair value on a non-recurring basis:

		Fair Value Measurements			Fiscal 2026 Asset Impairment Charges
(in thousands)	August 31, 2025	Level 1	Level 2	Level 3
Goodwill	$569,150	$—	$—	$569,150	$609,591
Indefinite-lived intangible assets	292,600	—	—	292,600	73,000
Definite-lived intangible assets	136,425	—	—	136,425	58,188
Total	$998,175	$—	$—	$998,175	$740,779

During the six months ended August 31, 2025, our impairment testing resulted in impairment charges of $609.6 million, $73.0 million and $58.2 million to reduce the carrying values of our goodwill, indefinite-lived intangible assets and definite-lived intangible assets to their estimated fair values of $569.2 million, $292.6 million and $136.4 million, respectively. Refer to Note 5 for additional information on the assets impaired and their remaining carrying values as of August 31, 2025.

We estimate the fair value of our reporting units using an income approach based upon projected future DCF Model. Under the DCF Model, the fair value of each reporting unit is determined based on the present value of estimated future cash flows, discounted at a risk-adjusted rate of return. We use internal forecasts and strategic long-term plans to estimate future cash flows, including net sales revenue, gross profit margin, and earnings before interest and taxes margins. Other key estimates used in the DCF Model include, but are not limited to, discount rates, statutory tax rates, terminal growth rates, as well as working capital and capital expenditures needs. The discount rates are based on a weighted-average cost of capital utilizing industry market data of our peer group companies. Accordingly, this fair value measurement is classified as Level 3 since it is based primarily upon unobservable inputs that reflect management’s assumptions.

We estimate the fair value of our trade names and trademark licenses using the relief from royalty method income approach which is based upon a DCF Model. The relief-from-royalty method estimates the fair value of a trade name or trademark license by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. We estimate the fair value of our customer relationships and lists using the distributor method income approach which is based upon a DCF Model. The distributor method uses financial margin information for distributors within the applicable industry and most representative of the Company to estimate a royalty rate. The determination of fair value using these methods entails a significant number of estimates and assumptions, which require management judgment, and include net sales revenue growth rates, discount rates, royalty rates, residual growth rates (as applicable) and customer attrition rates (as applicable). We use internal forecasts and strategic long-term plans to estimate net sales revenue growth rates and royalty rates. We utilize a constant growth model to determine the residual growth rates which are based upon long-term industry growth expectations and long-term expected inflation. Accordingly, this fair value measurement is classified as Level 3 since it is based primarily upon unobservable inputs that reflect management’s assumptions. The most significant unobservable input (Level 3) used to estimate the fair value of our indefinite-lived intangible assets and our definite-lived intangible assets as of August 31, 2025 was a royalty rate that ranged from 1.1% to 5.5%.

For additional information regarding the testing and analysis performed, refer to Note 5 and “Critical Accounting Policies and Estimates” in Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Note 12 - Financial Instruments and Risk Management

Foreign Currency Risk

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales and operating expenses. As a result of such transactions, portions of our cash, accounts receivable and accounts payable are denominated in foreign currencies. Approximately 14% and 15% of our net sales revenue was denominated in foreign currencies during the three and six months ended August 31, 2025, respectively, compared to 12% and 14% for the same periods last year, respectively. These sales were primarily denominated in Euros, Canadian Dollars and British Pounds. We make most of our inventory purchases from manufacturers in Asia and primarily use the U.S. Dollar for such purchases.

In our condensed consolidated statements of (loss) income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign income tax receivables and payables and deferred income tax assets and liabilities are recognized in income tax (benefit) expense, and all other foreign currency exchange rate gains and losses are recognized in SG&A. During the three and six months ended August 31, 2025, we recorded foreign currency exchange rate net gains of $2.9 million and $9.5 million, respectively, in income tax expense, compared to net losses of $0.2 million and $0.3 million for the same periods last year, respectively. During the three and six months ended August 31, 2025, we recorded foreign currency exchange rate net gains of $0.4 million and $2.1 million, respectively, in SG&A, compared to $0.6 million for both the same periods last year. We mitigate certain foreign currency exchange rate risk by using forward contracts to protect against the foreign currency exchange rate risk inherent in our transactions denominated in foreign currencies. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. Certain of our forward contracts are designated as cash flow hedges (“foreign currency contracts”) and are recorded on the balance sheet at fair value with changes in fair value recorded in Other Comprehensive Loss (“OCI”) until the hedge transaction is settled, at which point amounts are reclassified from Accumulated Other Comprehensive (Loss) Income (“AOCI”) to our condensed consolidated statements of (loss) income. Foreign currency derivatives for which we have not elected hedge accounting consist of certain forward contracts, and any changes in the fair value of these derivatives are recorded in our condensed consolidated statements of (loss) income. These undesignated derivatives are used to hedge monetary net asset and liability positions. Cash flows from our foreign currency derivatives are classified as cash flows from operating activities in our condensed consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

Interest Rate Risk

Interest on our outstanding debt as of August 31, 2025 and February 28, 2025 is based on floating interest rates. If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on a portion of our outstanding principal balance under the Credit Agreement, which totaled $898.6 million and $921.9 million as of August 31, 2025 and February 28, 2025, respectively. As of August 31, 2025 and February 28, 2025, $625 million and $550 million of the outstanding principal balance under the Credit Agreement, respectively, was hedged with interest rate swaps to fix the interest rate we pay. Our interest rate swaps are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in OCI until the hedge transaction is settled, at which point amounts are reclassified from AOCI to our condensed consolidated statements of (loss) income. Cash flows from our interest rate swaps are classified as cash flows from operating activities in our condensed consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

The following tables summarize the fair values of our derivative instruments as of the end of the periods presented:

(in thousands)	August 31, 2025
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- Current
Forward contracts - sell Euro	Cash flow	8/2027		€98,300	$20	$65	$4,105	$506
Forward contracts - sell Canadian Dollars	Cash flow	2/2027		$46,800	6	14	619	181
Forward contracts - sell Pounds	Cash flow	12/2027		£44,975	—	24	1,462	717
Forward contracts - sell Norwegian Kroner	Cash flow	2/2027	kr	33,500	8	2	57	10
Interest rate swaps (1)	Cash flow	8/2027		$725,000	604	139	106	—
Subtotal					638	244	6,349	1,414

Derivatives not designated under hedge accounting
Forward contracts - sell Euro	(2)	9/2025		€3,475	10	—	—	—
Forward contracts - buy Pounds	(2)	9/2025		£9,000	—	—	35	—
Subtotal					10	—	35	—
Total fair value					$648	$244	$6,384	$1,414

(in thousands)	February 28, 2025
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities Non- Current
Forward contracts - sell Euro	Cash flow	2/2026		€35,000	$1,266	$—	$—	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2026		$8,000	38	—	—	—
Forward contracts - sell Pounds	Cash flow	2/2026		£24,950	788	—	99	—
Forward contracts - sell Norwegian Kroner	Cash flow	8/2025	kr	10,000	71	—	—	—
Interest rate swaps	Cash flow	8/2026		$550,000	763	302	221	—
Subtotal					2,926	302	320	—

Derivatives not designated under hedge accounting
Forward contracts - sell Euro	(2)	3/2025		€680	—	—	2	—
Forward contracts - sell Pounds	(2)	3/2025		£1,280	—	—	18	—
Subtotal					—	—	20	—
Total fair value					$2,926	$302	$340	$—
(1)Includes a forward-starting interest rate swap agreement with a notional amount of $100 million that becomes effective on March 1, 2026.
(2)These forward contracts, for which we have not elected hedge accounting, hedge monetary net asset and liability positions for the notional amounts reported, creating an economic hedge against currency movements.

The pre-tax effects of derivative instruments designated as cash flow hedges were as follows for the periods presented:

	Three Months Ended August 31,
	Loss Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2025	2024	Location	2025	2024
Foreign currency contracts - cash flow hedges	$(2,368)	$(1,317)	Sales revenue, net	$(1,770)	$(193)
Interest rate swaps - cash flow hedges	(743)	(3,535)	Interest expense	1,149	965
Total	$(3,111)	$(4,852)		$(621)	$772

	Six Months Ended August 31,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2025	2024	Location	2025	2024
Foreign currency contracts - cash flow hedges	$(12,075)	$(1,425)	Sales revenue, net	$(2,493)	$(9)
Interest rate swaps - cash flow hedges	1,870	(1,243)	Interest expense	2,077	2,049
Total	$(10,205)	$(2,668)		$(416)	$2,040

The pre-tax effects of derivative instruments not designated under hedge accounting were as follows for the periods presented:

	Gain (Loss) Recognized in Income
		Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	Location	2025	2024	2025	2024
Forward contracts	SG&A	$(169)	$66	$(505)	$88
Total		$(169)	$66	$(505)	$88

We expect a net loss of $5.7 million associated with foreign currency contracts and interest rate swaps currently recorded in AOCI to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle. See Notes 11 and 13 for more information.

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

Note 13 - Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component and related tax effects for the periods presented were as follows:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 29, 2024	$1,917	$182	$2,099
Other comprehensive loss before reclassification	(1,243)	(1,425)	(2,668)
Amounts reclassified out of AOCI	(2,049)	9	(2,040)
Tax effects	771	323	1,094
Other comprehensive loss	(2,521)	(1,093)	(3,614)
Balance at August 31, 2024	$(604)	$(911)	$(1,515)

Balance at February 28, 2025	$646	$1,632	$2,278
Other comprehensive income (loss) before reclassification	1,870	(12,075)	(10,205)
Amounts reclassified out of AOCI	(2,077)	2,493	416
Tax effects	50	2,000	2,050
Other comprehensive loss	(157)	(7,582)	(7,739)
Balance at August 31, 2025	$489	$(5,950)	$(5,461)
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

The following tables summarize reportable segment information with a reconciliation to our condensed consolidated results for the periods presented:

	Three Months Ended August 31, 2025
(in thousands)	Home & Outdoor	Beauty & Wellness (1)	Total
Sales revenue, net	$208,721	$223,060	$431,781
Less: (2)
Cost of goods sold	108,636	132,464	241,100
Operating expense (3)	172,663	333,735	506,398
Operating loss	$(72,578)	$(243,139)	$(315,717)
Non-operating income, net			249
Interest expense			14,221
Loss before income tax			$(329,689)

	Three Months Ended August 31, 2024
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$241,944	$232,277	$474,221
Less: (2)
Cost of goods sold	117,641	140,510	258,151
Operating expense (3)	93,151	88,067	181,218
Operating income	$31,152	$3,700	$34,852
Non-operating income, net			170
Interest expense			13,216
Income before income tax			$21,806

	Six Months Ended August 31, 2025
(in thousands)	Home & Outdoor	Beauty & Wellness (1)	Total
Sales revenue, net	$386,704	$416,732	$803,436
Less: (2)
Cost of goods sold	198,529	239,215	437,744
Operating expense (3)	474,546	613,901	1,088,447
Operating loss	$(286,371)	$(436,384)	$(722,755)
Non-operating income, net			557
Interest expense			28,029
Loss before income tax			$(750,227)

	Six Months Ended August 31, 2024
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$440,403	$450,665	$891,068
Less: (2)
Cost of goods sold	211,867	260,052	471,919
Operating expense (3)	181,534	172,000	353,534
Operating income	$47,002	$18,613	$65,615
Non-operating income, net			270
Interest expense			25,759
Income before income tax			$40,126
(1)The three and six months ended August 31, 2025 include a full three and six months, respectively, of operating results from Olive & June, acquired on December 16, 2024. For additional information see Note 4.
(2)These significant expense categories and amounts align with the reportable segment information that is regularly provided to the CODM.

(3)Operating expense for both reportable segments includes SG&A expense. Operating expense during the three and six months ended August 31, 2025 includes asset impairment charges of $326.4 million and $740.8 million, respectively, of which $85.5 million and $304.6 million was recognized in our Home & Outdoor segment, respectively, and $240.9 million and $436.1 million was recognized in our Beauty & Wellness segment, respectively. Operating expense during the three months ended August 31, 2025 and three and six months ended August 31, 2024 also includes restructuring charges. See Note 5 for further information on the asset impairment charges.

The following tables summarize reportable segment information for the periods presented:

	Three Months Ended August 31, 2025
(in thousands)	Home & Outdoor	Beauty & Wellness (1)	Total
Capital and intangible asset expenditures	$6,907	$4,563	$11,470
Depreciation and amortization	6,040	6,820	12,860
Non-cash share-based compensation	4,248	5,124	9,372
Asset impairment charges	85,537	240,857	326,394

	Three Months Ended August 31, 2024
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Capital and intangible asset expenditures	$1,722	$3,162	$4,884
Depreciation and amortization	6,590	7,202	13,792
Non-cash share-based compensation	2,814	2,673	5,487

	Six Months Ended August 31, 2025
(in thousands)	Home & Outdoor	Beauty & Wellness (1)	Total
Capital and intangible asset expenditures	$13,890	$10,942	$24,832
Depreciation and amortization	12,599	14,345	26,944
Non-cash share-based compensation	4,282	5,386	9,668
Asset impairment charges	304,632	436,147	740,779

	Six Months Ended August 31, 2024
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Capital and intangible asset expenditures	$7,467	$6,559	$14,026
Depreciation and amortization	13,237	14,391	27,628
Non-cash share-based compensation	5,827	5,493	11,320
(1)The three and six months ended August 31, 2025 include a full three and six months, respectively, of operating results from Olive & June, acquired on December 16, 2024. For additional information see Note 4.

Geographic Information

The following table presents net sales revenue by geographic region, in U.S. Dollars:

	Three Months Ended August 31,				Six Months Ended August 31,
(in thousands)	2025		2024		2025		2024
Domestic sales revenue, net (1)	$330,496	76.5%	$365,750	77.1%	$608,456	75.7%	$666,430	74.8%
International sales revenue, net	101,285	23.5%	108,471	22.9%	194,980	24.3%	224,638	25.2%
Total sales revenue, net	$431,781	100.0%	$474,221	100.0%	$803,436	100.0%	$891,068	100.0%
(1)Domestic net sales revenue includes net sales revenue from the U.S. and Canada.

Note 15 - Income Taxes

We reorganized the Company in Bermuda in 1994, and many of our foreign subsidiaries are not directly or indirectly owned by a U.S. parent. As such, a significant portion of our foreign income is not subject to U.S. taxation on a permanent basis under current law. Additionally, our intangible assets are primarily owned by foreign affiliates, resulting in proportionally higher earnings in jurisdictions with statutory tax rates lower than the U.S. Taxable income in each jurisdiction, whether U.S. or foreign, is determined by the subsidiary’s operating results as well as applicable transfer pricing and tax regulations.

In July 2025, a reconciliation bill, commonly referred to as the One Big Beautiful Bill Act, was signed into law. The legislation includes a broad range of U.S. tax reform provisions. We are evaluating the impact of these provisions; however, there were no discrete effects in the second quarter and we do not expect a material impact on our fiscal 2026 consolidated financial statements.

The Organisation for Economic Co-operation and Development (“OECD”) has introduced a framework to implement a global minimum corporate income tax of 15%, referred to as “Pillar Two.” Certain countries in which we operate have enacted, or are in process of enacting, domestic legislation aligned with OECD’s Pillar Two “Model Rules.” Pillar Two legislation in effect for our fiscal 2025 and 2026 has been incorporated into our financial statements.

In June 2025, the Group of Seven, comprised of Canada, France, Germany, Italy, Japan, the United Kingdom and the U.S., announced an agreement under which U.S. multinational companies would be excluded from certain elements of the Pillar Two global minimum tax rules in exchange for the U.S. withdrawing planned retaliatory tax measures. This agreement has not yet been formally incorporated into the OECD Pillar Two Model Rules. We will continue to monitor the potential implications of this development, as it may influence the broader application of the Pillar Two Model Rules globally.

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

In response to Pillar Two, on May 24, 2024, Barbados enacted a domestic corporate income tax rate of 9%, effective for our fiscal 2025 and a domestic minimum top-up tax (“DMTT”) of 15% which was effective beginning with our fiscal 2026. During the first quarter of fiscal 2025, we incorporated the corporate income tax into our estimated annual effective tax rate and revalued our existing deferred tax liabilities subject to the Barbados legislation, which resulted in a discrete tax charge of $6.0 million. However, as a result of the reorganization of our intangible assets described above, the Barbados corporate income tax and DMTT will not have a material impact on our condensed consolidated financial statements beginning in fiscal 2026.

Like Barbados, the government of Bermuda enacted a 15% corporate income tax that was effective for us beginning in fiscal 2026. This Bermuda tax will not have a material impact on our condensed consolidated financial statements.

We expect our fiscal 2026 effective tax rate, excluding discrete items and asset impairment charges described below and in Note 5, to increase relative to historical periods due to the impact of global tax reform initiatives, including the implementation of Pillar Two and economic substance regulations. As additional jurisdictions implement or revise legislation in response to these reforms, we may experience further adverse impacts on our global effective tax rate.

For interim periods, our income tax expense and resulting effective tax rate are based on an estimated annual effective tax rate, adjusted for the impact of discrete items recognized in the period. Discrete items include changes in tax laws or rates, changes in estimates for uncertain tax positions, excess tax benefits or deficiencies from stock-based compensation, foreign currency remeasurement effects that are not reasonably estimable, and other infrequent or non-recurring items. Discrete items do not include the asset impairment charges described below and in Note 5.

During the three and six months ended August 31, 2025, we recognized goodwill and other intangible asset impairment charges of $326.4 million and $740.8 million, respectively, which included $246.0 million and $511.0 million, respectively, of non-deductible goodwill that will not result in a tax benefit. The expected tax benefit of $38.0 million on the year-to-date impairment charges will be recognized over the course of the fiscal year in relation to pre-tax book income, rather than as a discrete item in the periods in which the charges were incurred.

The downward revisions to our internal forecasts utilized in our impairment testing during fiscal 2026 impacted our assessment of the future realizability of a related deferred tax asset, which led to the recording of a $13.5 million and $30.0 million valuation allowance during the three and six months ended August 31, 2025, respectively.

For the three months ended August 31, 2025, the income tax benefit as a percentage of loss before income tax was 6.4%, compared to an income tax expense as a percentage of income before income tax of 22.0% for the same period last year. The decrease in the effective tax rate is primarily due to the impairment charges in fiscal 2026 and the related tax effects described above, and increases in tax benefits for discrete items, partially offset by valuation allowances on intangible asset deferred tax assets.

For the six months ended August 31, 2025, the income tax expense as a percentage of loss before income tax was (1.2)%, compared to an income tax expense as a percentage of income before income tax of 42.1% for the same period last year. The decrease in the effective tax rate is primarily due to the impairment charges in fiscal 2026 and the related tax effects described above, increases in tax benefits for discrete items in fiscal 2026 and the comparative impact of tax expense recognized during the first quarter of fiscal 2025 as a result of the Barbados tax legislation, partially offset by valuation allowances on intangible asset deferred tax assets.

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

The following table presents our weighted average basic and diluted shares outstanding for the periods shown:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2025	2024	2025	2024
Weighted average shares outstanding, basic	22,959	22,814	22,951	23,169
Incremental shares from share-based compensation arrangements	—	25	—	67
Weighted average shares outstanding, diluted (1)	22,959	22,839	22,951	23,236

Anti-dilutive securities	454	155	442	140
(1)Due to the net loss for the three and six months ended August 31, 2025, 53 thousand and 41 thousand incremental shares, respectively, from share-based compensation arrangements were excluded from the computation of diluted weighted average shares outstanding because their effect would be anti-dilutive.

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

This MD&A, including the tables under the headings “Operating (Loss) Income, Operating Margin, Adjusted Operating Income (non-GAAP), and Adjusted Operating Margin (non-GAAP) by Segment” and “Net (Loss) Income, Diluted (Loss) Earnings Per Share, Adjusted Income (non-GAAP), and Adjusted Diluted Earnings Per Share (non-GAAP),” reports operating (loss) income, operating margin, net (loss) income and diluted (loss) earnings per share without the impact of asset impairment charges, a discrete tax charge to revalue existing deferred tax liabilities due to Barbados enacting domestic corporate income tax legislation (“Barbados tax reform”), costs incurred in connection with the departure of our former Chief Executive Officer (“CEO”) primarily related to severance and recruitment costs (“CEO succession costs”), income tax expense from the recognition of a valuation allowance on a deferred tax asset related to our intangible asset reorganization in fiscal 2025 (“intangible asset reorganization”), restructuring charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial measures as defined by SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based financial measures presented in our condensed consolidated statements of (loss) income. We believe that adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted earnings per share provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges and benefits on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures reflect the operating performance of our business and facilitate a more direct comparison of our performance to our competitors. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income, and adjusted diluted earnings per share are not prepared in accordance with GAAP, are not an alternative to GAAP financial measures and may be calculated differently than non-GAAP financial measures disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP financial measures. These non-GAAP financial measures are discussed further and reconciled to their applicable GAAP-based financial measures contained in this MD&A beginning on page 46.

There were no material changes to the key financial measures discussed in our Form 10-K.

Overview

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. Our portfolio of brands includes OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools, Drybar, Curlsmith, Revlon and Olive & June, among others. We have built leading market positions through new product innovation, product quality and competitive pricing. As of August 31, 2025, we operated two reportable segments: Home & Outdoor and Beauty & Wellness.

As previously disclosed in our SEC filings, on May 2, 2025, Noel Geoffroy departed the Company as CEO, and the Board of Directors appointed Brian Grass as the Company’s interim CEO. Effective September 1, 2025, the Board of Directors appointed G. Scott Uzzell as the Company’s new CEO, and Mr. Grass transitioned back to his role as Chief Financial Officer at that time.

During the first and second quarters of fiscal 2026, we concluded a goodwill impairment triggering event had occurred due to a sustained decline in our stock price, and performed quantitative impairment testing on our goodwill and certain intangible assets. As a result of such testing, we recorded pre-tax asset impairment charges as follows:

(in thousands)	Three Months Ended August 31, 2025	Six Months Ended August 31, 2025
Home & Outdoor (1)	$85,537	$304,632
Beauty & Wellness (2)	240,857	436,147
Total	$326,394	$740,779
(1)Asset impairment charges recognized for our Home & Outdoor segment included charges for our Hydro Flask and Osprey businesses of $44.7 million and $40.8 million, respectively, for the three months ended August 31, 2025 and $165.5 million and $139.1 million, respectively, for the six months ended August 31, 2025.
(2)Asset impairment charges recognized for our Beauty & Wellness segment included charges for our Health & Wellness, Drybar, Curlsmith and Revlon businesses of $160.9 million, $47.8 million, $28.4 million and $3.9 million, respectively, for the three months ended August 31, 2025 and $196.6 million, $151.4 million, $64.6 million and $23.5 million, respectively, for the six months ended August 31, 2025.

For additional information regarding the testing and analysis performed, refer to “Critical Accounting Policies and Estimates” in this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On December 16, 2024, we completed the acquisition of Olive & June, LLC (“Olive & June”), an innovative, omni-channel nail care brand. Olive & June products deliver a salon-quality experience at home and include nail polish, press-on nails, manicure and pedicure systems, grooming tools and nail care essentials. The Olive & June brand and products were added to the Beauty & Wellness segment. The total purchase consideration consists of initial cash consideration of $224.7 million, which is net of cash acquired and a favorable post-closing adjustment of $3.9 million, and contingent cash consideration of up to $15.0 million subject to Olive & June’s performance during calendar years 2025, 2026 and 2027, payable annually. The acquisition of Olive & June complements and broadens our existing Beauty portfolio beyond the hair care category and advances our strategy to deploy accretive capital that leverages our capabilities and scale to accelerate growth, further expand margins, and drive greater earnings growth and free cash flow conversion.

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

Under the International Emergency Economic Powers Act (“IEEPA”), the U.S. presidential administration began implementing fentanyl-related IEEPA tariffs (“Fentanyl IEEPA Tariff”) and additional tariffs (“Reciprocal IEEPA Tariff”) during calendar year 2025. As of April 9, 2025, the U.S. had imposed (i) an aggregate additional 145% tariff on imports from China, consisting of a 20% Fentanyl IEEPA Tariff and 125% Reciprocal IEEPA Tariff and (ii) a global 10% Reciprocal IEEPA Tariff on imports from other countries including Mexico, Vietnam and other U.S. trading partners. The Reciprocal IEEPA Tariff on imports from China was subsequently lowered to 10% effective May 12, 2025, resulting in an aggregate additional 30% tariff. The current 10% Reciprocal IEEPA Tariff on imports from China is scheduled to expire on November 10, 2025 and could revert to the previously specified tariff rate of 125% if a trade agreement is not reached. On July 31, 2025, the U.S. president signed an executive order imposing new IEEPA tariffs on a number of U.S. trading partners which became effective on August 7, 2025, including a 25% Fentanyl IEEPA Tariff on imports from Mexico and a 20% and 19% Reciprocal IEEPA Tariff on imports from Vietnam and Thailand, respectively. However, we do not currently incur any Fentanyl IEEPA Tariffs on our imports manufactured in Mexico since they qualify for duty-free preference under the United States-Mexico-Canada Agreement. Further, we benefit from certain exclusions from tariffs as a result of the COVID-19 pandemic, which have been extended to November 29, 2025.

In March 2025, the U.S. president also implemented changes under Section 232 of the Trade Expansion Act of 1962 (“Section 232 Tariffs”) which resulted in additional sectoral tariffs to aluminum and steel of 25%. On June 4, 2025, the Section 232 Tariffs related to aluminum and steel were increased to 50%, and effective August 1, 2025, expanded to include copper products and components. Currently, our products are not subject to the Section 232 Tariffs on copper products and components. Our products are subject to (i) a 50% Section 232 Tariff on the aluminum and steel content of components, which primarily impacts certain products within our Home and Wellness businesses and (ii) the Fentanyl IEEPA Tariff and any other applicable Reciprocal IEEPA Tariff or Section 301 (defined below) tariff on other components. In addition, the U.S. presidential administration is considering additional tariffs as a remedy for unfair trade practices under Section 301 of the Trade Act of 1974 (“Section 301”); however, no official Section 301 tariffs have been published since the review process is ongoing.

The U.S. tariff policies are continuing to evolve, as well as the corresponding impacts on global trade policies. As a result, our risks and mitigation plans, as further described below, will also continue to evolve as further developments arise. Any alteration of trade agreements and terms between China and the U.S., including limiting trade with China, imposing additional tariffs on imports from China, and potentially imposing other restrictions on imports from China to the U.S. may result in further or higher tariffs or retaliatory trade measures by China.

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

Our cost of goods sold during the three and six months ended August 31, 2025 included $9.0 million and $10.5 million, respectively, of additional pre-tax costs related to the changes in tariffs described above. Net sales revenue during the first six months of fiscal 2026 was also negatively impacted by a combination of factors including the pause or cancellation of direct import orders from China by key retailers in response to increased tariff rates, a slowdown in retailer orders following pull forward activity in the fourth quarter of fiscal 2025 due to tariff uncertainty, and lower consumer confidence and demand. Sales were also negatively impacted by evolving dynamics in the China market, including a shift toward localized fulfillment models and heightened competition from domestic sellers benefiting from government subsidies.

In the first quarter of fiscal 2026, we adjusted our measures to reduce costs and preserve cash flow as the environment continued to evolve. While we resumed targeted growth investments during the second quarter of fiscal 2026, we remain disciplined in our approach given continued tariff volatility. The measures in place continue to include the following:

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

Impact of Macroeconomic Trends
The Federal Open Market Committee lowered the benchmark interest rate by 75 basis points and 25 basis points during the third and fourth quarters of fiscal 2025, respectively, resulting in lower average interest rates incurred during the first six months of fiscal 2026 compared to the same period last year. The Federal Open Market Committee lowered the benchmark interest rate by 25 basis points subsequent to the second quarter of fiscal 2026. As of August 31, 2025 and February 28, 2025, $625 million and $550 million of the outstanding principal balance under the Credit Agreement (as defined below), respectively, was hedged with interest rate swaps to fix the interest rate we pay. While the actual timing and extent of additional future changes in interest rates remains unknown, lower average interest rates would reduce interest expense on our outstanding variable rate debt not subject to the interest rate swaps. The financial markets, the global economy and global supply chain may also be adversely affected by the current or anticipated impact of military conflicts or other geopolitical events, as well as recent U.S. tariff policies, that are continuing to evolve and the corresponding impacts on global trade. High inflation and interest rates have also negatively impacted consumer disposable income, credit availability and spending, among others, which have adversely impacted our business, financial condition, cash flows and results of operations during fiscal 2025 and the first six months of fiscal 2026 and may continue to have an adverse impact during the remainder of fiscal 2026. The evolving global tariff policies could adversely impact inflation and interest rates which could further negatively impact consumer disposable income, credit availability and spending. See further discussion below under “Consumer Spending and Changes in Shopping Preferences.” We expect continued uncertainty in our business and the global economy due to pressure from inflation, tariffs and consumer confidence, any of which may adversely impact our results.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 72% and 73% of our consolidated net sales revenue was from U.S. shipments during the three months ended August 31, 2025 and 2024, respectively. For the six months ended August 31, 2025 and 2024, U.S. shipments were approximately 71% and 70% of our consolidated net sales revenue, respectively.

Among other things, high levels of inflation, interest rates and tariffs may negatively impact consumer disposable income, credit availability and spending. Consumer purchases of discretionary items, including some of the products that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Dynamic changes in consumer spending and shopping patterns are also having an impact on retailer inventory levels. Our ability to sell to retailers is predicated on their ability to sell to the end consumer. During fiscal 2025, we experienced reduced replenishment orders from retail customers in line with softer consumer demand and discretionary spending, which adversely impacted our sales, results of operations and cash flows. Additionally, during fiscal 2025 and the first half of fiscal 2026, we experienced increased competition within our Beauty & Wellness segment and in the insulated beverageware category, which led to some declines in retail distribution. During the first half of fiscal 2026, we experienced reduced replenishment orders from retail customers who paused or cancelled orders originating in China in response to the increased tariff rates, as well as broader pressures in the China market related to a shift toward localized fulfillment models and increased competition from government-subsidized domestic sellers. In addition, we continue to experience lower replenishment orders in line with softer consumer demand and discretionary spending and continued competition, which adversely impacted our sales, results of operations and cash flows. If orders from our retail customers continue to be adversely impacted, our sales, results of operations and cash flows may continue to be adversely impacted. We expect continued uncertainty in our business and the global economy due to inflation, evolving global tariff policies, continued competition and changes in consumer spending patterns. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

Our concentration of sales reflects the continued evolution of consumer shopping preferences. Our net sales to pure-play online retailers and retail customers fulfilling end-consumer online orders, as well as our own online sales directly to consumers (collectively “online channel net sales”) comprised approximately 24% of our total consolidated net sales revenue for both the three and six months ended August 31, 2025, respectively, and declined approximately 22% and 20% compared to the same periods last year, respectively. For the three and six months ended August 31, 2024, our online channel net sales comprised approximately 29% and 27% of our total consolidated net sales revenue, respectively. Our online channel net sales grew approximately 1% for the three months ended August 31, 2024 and declined approximately 6% for the six months ended August 31, 2024 compared to the same periods last year.

With the continued importance of online sales in the retail landscape, many brick and mortar retailers are aggressively looking for ways to improve their customer delivery capabilities to be able to meet customer expectations. As a result, it has become increasingly important for us to leverage our distribution capabilities in order to meet the changing demands of our customers, including increasing our online capabilities to support our direct-to-consumer sales channels and online channel sales by our retail customers. To meet these needs, we completed the construction of an additional distribution facility in Gallaway, Tennessee that became operational during the first quarter of fiscal 2024. During the first quarter of fiscal 2025, we experienced automation system startup issues at the facility which impacted some of our Home & Outdoor segment’s small retail customer and direct-to-consumer orders. As a result, our sales during the first quarter of fiscal 2025 were adversely impacted due to shipping disruptions, and we incurred additional costs and lost efficiency during both the first and second quarters of fiscal 2025 as we worked to remediate the issues. As a result of the remediation efforts performed, the automation system began to operate as designed during the third quarter of fiscal 2025, and we achieved targeted efficiency levels by the end of fiscal 2025.

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

During both the first and second quarters of fiscal 2025 and 2026, our gross margin and operating margins were favorably impacted by lower commodity and product costs driven by our cost of goods saving projects. Expectations regarding our Project Pegasus initiatives and our ability to realize targeted savings are based on management’s estimates available at the time and are subject to a number of assumptions that could materially impact our estimates.

During the three and six months ended August 31, 2024, we incurred $1.5 million and $3.4 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus. We made total cash restructuring payments related to Project Pegasus of $4.0 million and $5.6 million during the six months ended August 31, 2025 and 2024, respectively, and had a remaining liability of $3.7 million as of August 31, 2025. See Note 8 to the accompanying condensed consolidated financial statements for additional information.

Water Filtration Patent Litigation
On December 23, 2021, Brita LP filed a complaint against Kaz USA, Inc. and Helen of Troy Limited in the U.S. District Court for the Western District of Texas (the “Patent Litigation”), alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. Brita LP simultaneously filed a complaint with the U.S. International Trade Commission (“ITC”) against Kaz USA, Inc., Helen of Troy Limited and five other unrelated companies that sell water filtration systems (the “ITC Action”). The complaint in the ITC Action also alleged patent infringement by the Company with respect to a limited set of PUR gravity-fed water filtration systems. This action sought injunctive relief to prevent entry of certain accused PUR products (and certain other products) into the U.S. and cessation of marketing and sales of existing inventory already in the U.S. On February 28, 2023, the ITC issued an Initial Determination in the ITC Action, tentatively ruling against the Company and the other unrelated respondents. The ITC has a guaranteed review process, and thus all respondents, including the Company, filed a petition with the ITC for a full review of the Initial Determination. On September 19, 2023, the ITC issued its Final Determination in the Company’s favor. The ITC determined there was no violation by the Company and terminated the investigation. Brita LP is appealing the ITC’s decision to the Federal Circuit (“CAFC Appeal”) and filed its Notice of Appeal on October 24, 2023. The Company intervened in the CAFC Appeal and oral argument occurred on August 5, 2025. We are now awaiting the Federal Circuit’s opinion. The Patent Litigation remains stayed for the time being. We cannot predict the outcome of these legal proceedings, the amount or range of any potential loss, when the proceedings will be resolved, or customer acceptance of any replacement water filter. Litigation is inherently unpredictable, and the resolution or disposition of these proceedings could, if adversely determined, have a material and adverse impact on our financial position and results of operations. For additional information regarding the Patent Litigation and the ITC Action, see Note 9 to the accompanying condensed consolidated financial statements.

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

For the three months ended August 31, 2025, changes in foreign currency exchange rates had a favorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $0.2 million, or less than 0.1%, compared to an unfavorable year-over-year impact of $0.5 million, or 0.1%, for the same period last year. For the six months ended August 31, 2025, changes in foreign currency exchange rates had an unfavorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $0.8 million, or 0.1%, compared to an unfavorable year-over-year impact of $0.2 million, or less than 0.1%, for the same period last year.

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

	Three Months Ended August 31,				% of Sales Revenue, net
(in thousands)	2025 (1)	2024	$ Change	% Change	2025	2024
Sales revenue by segment, net
Home & Outdoor	$208,721	$241,944	$(33,223)	(13.7)%	48.3%	51.0%
Beauty & Wellness	223,060	232,277	(9,217)	(4.0)%	51.7%	49.0%
Total sales revenue, net	431,781	474,221	(42,440)	(8.9)%	100.0%	100.0%
Cost of goods sold	241,100	258,151	(17,051)	(6.6)%	55.8%	54.4%
Gross profit	190,681	216,070	(25,389)	(11.8)%	44.2%	45.6%
SG&A	176,999	179,692	(2,693)	(1.5)%	41.0%	37.9%
Asset impairment charges	326,394	—	326,394	*	75.6%	—%
Restructuring charges	3,005	1,526	1,479	96.9%	0.7%	0.3%
Operating (loss) income	(315,717)	34,852	(350,569)	*	(73.1)%	7.3%
Non-operating income, net	249	170	79	46.5%	0.1%	—%
Interest expense	14,221	13,216	1,005	7.6%	3.3%	2.8%
(Loss) income before income tax	(329,689)	21,806	(351,495)	*	(76.4)%	4.6%
Income tax (benefit) expense	(21,046)	4,792	(25,838)	*	(4.9)%	1.0%
Net (loss) income	$(308,643)	$17,014	$(325,657)	*	(71.5)%	3.6%

	Six Months Ended August 31,				% of Sales Revenue, net
(in thousands)	2025 (1)	2024	$ Change	% Change	2025	2024
Sales revenue by segment, net
Home & Outdoor	$386,704	$440,403	$(53,699)	(12.2)%	48.1%	49.4%
Beauty & Wellness	416,732	450,665	(33,933)	(7.5)%	51.9%	50.6%
Total sales revenue, net	803,436	891,068	(87,632)	(9.8)%	100.0%	100.0%
Cost of goods sold	437,744	471,919	(34,175)	(7.2)%	54.5%	53.0%
Gross profit	365,692	419,149	(53,457)	(12.8)%	45.5%	47.0%
SG&A	344,663	350,173	(5,510)	(1.6)%	42.9%	39.3%
Asset impairment charges	740,779	—	740,779	—%	92.2%	—%
Restructuring charges	3,005	3,361	(356)	(10.6)%	0.4%	0.4%
Operating (loss) income	(722,755)	65,615	(788,370)	*	(90.0)%	7.4%
Non-operating income, net	557	270	287	*	0.1%	—%
Interest expense	28,029	25,759	2,270	8.8%	3.5%	2.9%
(Loss) income before income tax	(750,227)	40,126	(790,353)	*	(93.4)%	4.5%
Income tax expense	9,134	16,908	(7,774)	(46.0)%	1.1%	1.9%
Net (loss) income	$(759,361)	$23,218	$(782,579)	*	(94.5)%	2.6%
(1)The three and six months ended August 31, 2025 include a full three and six months, respectively, of operating results from Olive & June, acquired on December 16, 2024. For additional information see Note 4 to the accompanying condensed consolidated financial statements.
* Calculation is not meaningful.

Second Quarter Fiscal 2026 Financial Results

•Consolidated net sales revenue decreased 8.9%, or $42.4 million, to $431.8 million for the three months ended August 31, 2025, compared to $474.2 million for the same period last year.

•Consolidated operating loss was $315.7 million for the three months ended August 31, 2025, compared to consolidated operating income of $34.9 million for the same period last year. Consolidated operating loss for the three months ended August 31, 2025 includes pre-tax asset impairment charges of $326.4 million. Consolidated operating margin decreased to (73.1)% of consolidated net sales revenue for the three months ended August 31, 2025, compared to 7.3% for the same period last year.

•Consolidated adjusted operating income decreased 41.9%, or $19.5 million, to $26.9 million for the three months ended August 31, 2025, compared to $46.4 million for the same period last year. Consolidated adjusted operating margin decreased 3.6 percentage points to 6.2% of consolidated net sales revenue for the three months ended August 31, 2025, compared to 9.8% for the same period last year.

•Net loss was $308.6 million for the three months ended August 31, 2025, compared to net income of $17.0 million for the same period last year. Diluted loss per share was $13.44 for the three months ended August 31, 2025, compared to diluted earnings per share of $0.74 for the same period last year.

•Adjusted income decreased 50.8%, or $14.0 million, to $13.5 million for the three months ended August 31, 2025, compared to $27.5 million for the same period last year. Adjusted diluted earnings per share decreased 51.2% to $0.59 for the three months ended August 31, 2025, compared to $1.21 for the same period last year.

Year-To-Date Fiscal 2026 Financial Results

•Consolidated net sales revenue decreased 9.8%, or $87.6 million, to $803.4 million for the six months ended August 31, 2025, compared to $891.1 million for the same period last year.

•Consolidated operating loss was $722.8 million for the six months ended August 31, 2025, compared to consolidated operating income of $65.6 million for the same period last year. Consolidated operating loss for the six months ended August 31, 2025 includes pre-tax asset impairment charges of $740.8 million. Consolidated operating margin decreased to (90.0)% of consolidated net sales revenue for the six months ended August 31, 2025, compared to 7.4% for the same period last year.

•Consolidated adjusted operating income decreased 51.8%, or $46.3 million, to $43.1 million for the six months ended August 31, 2025, compared to $89.4 million for the same period last year. Consolidated adjusted operating margin decreased 4.6 percentage points to 5.4% of consolidated net sales revenue for the six months ended August 31, 2025, compared to 10.0% for the same period last year.

•Net loss was $759.4 million for the six months ended August 31, 2025, compared to net income of $23.2 million for the same period last year. Diluted loss per share was $33.09 for the six months ended August 31, 2025, compared to diluted earnings per share of $1.00 for the same period last year.

•Adjusted income decreased 54.7%, or $27.9 million, to $23.0 million for the six months ended August 31, 2025, compared to $50.9 million for the same period last year. Adjusted diluted earnings per share decreased 54.3% to $1.00 for the six months ended August 31, 2025, compared to $2.19 for the same period last year.

Consolidated and Segment Net Sales Revenue

The following tables summarize the impact that Organic business, foreign currency and acquisitions had on our net sales revenue by segment:

	Three Months Ended August 31,
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Fiscal 2025 sales revenue, net	$241,944	$232,277	$474,221
Organic business	(33,805)	(42,267)	(76,072)
Impact of foreign currency	582	(360)	222
Acquisition (1)	—	33,410	33,410
Change in sales revenue, net	(33,223)	(9,217)	(42,440)
Fiscal 2026 sales revenue, net	$208,721	$223,060	$431,781

Total net sales revenue growth (decline)	(13.7)%	(4.0)%	(8.9)%
Organic business	(14.0)%	(18.2)%	(16.0)%
Impact of foreign currency	0.2%	(0.2)%	—%
Acquisition	—%	14.4%	7.0%

	Six Months Ended August 31,
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Fiscal 2025 sales revenue, net	$440,403	$450,665	$891,068
Organic business	(54,462)	(92,602)	(147,064)
Impact of foreign currency	763	(1,581)	(818)
Acquisition (1)	—	60,250	60,250
Change in sales revenue, net	(53,699)	(33,933)	(87,632)
Fiscal 2026 sales revenue, net	$386,704	$416,732	$803,436

Total net sales revenue growth (decline)	(12.2)%	(7.5)%	(9.8)%
Organic business	(12.4)%	(20.5)%	(16.5)%
Impact of foreign currency	0.2%	(0.4)%	(0.1)%
Acquisition	—%	13.4%	6.8%
(1)The three and six months ended August 31, 2025 include a full three and six months, respectively, of operating results from Olive & June, acquired on December 16, 2024. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

In the above tables, Organic business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand was acquired, excluding the impact that foreign currency remeasurement had on reported net sales revenue. Net sales revenue from internally developed brands or product lines is considered Organic business activity.

Consolidated Net Sales Revenue

Comparison of Second Quarter Fiscal 2026 to Second Quarter Fiscal 2025
Consolidated net sales revenue decreased $42.4 million, or 8.9%, to $431.8 million, compared to $474.2 million. The decline was driven by a decrease from Organic business of $76.1 million, or 16.0%, primarily due to:
•a decline in Beauty & Wellness due to a decrease in sales of thermometers and heaters primarily due to reduced replenishment and direct import orders from retail customers in Wellness; and lower sales of hair appliances driven by softer consumer demand, increased competition, a net distribution loss year-over-year, and the cancellation of direct import orders from China in Beauty; and
•a decline in Home & Outdoor due to continued competition and a net distribution loss year-over-year in the insulated beverageware category, and lower replenishment orders from retail customers, softer consumer demand and a decrease in club and closeout channel sales in the insulated beverageware and home categories.

These factors were partially offset by strong demand for technical, travel and lifestyle packs in Home & Outdoor.

The Olive & June acquisition contributed $33.4 million, or 7.0%, to consolidated net sales revenue growth. Consolidated net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $0.2 million, or less than 0.1%.

Comparison of First Six Months of Fiscal 2026 to First Six Months of Fiscal 2025
Consolidated net sales revenue decreased $87.6 million, or 9.8%, to $803.4 million, compared to $891.1 million. The decline was driven by a decrease from Organic business of $147.1 million, or 16.5%, primarily due to:
•a decline in Beauty & Wellness due to a decrease in sales of thermometers and fans primarily due to reduced replenishment and direct import orders from retail customers in Wellness, and lower sales of hair appliances driven by softer consumer demand, increased competition, a net distribution loss year-over-year, and the cancellation of direct import orders from China in Beauty; and
•a decline in Home & Outdoor due to continued competition, a net distribution loss year-over-year and a decrease in closeout channel sales in the insulated beverageware category and lower replenishment orders from retail customers, softer consumer demand and a decrease in club channel sales in the insulated beverageware and home categories.

These factors were partially offset by:
•strong demand for technical, travel and lifestyle packs in Home & Outdoor; and
•the favorable comparative impact of shipping disruption at our Tennessee distribution facility due to automation startup issues affecting some of our Home & Outdoor segment’s small retail customer and direct-to-consumer orders during the first quarter of fiscal 2025.

The Olive & June acquisition contributed $60.3 million or 6.8%, to consolidated net sales revenue growth. Consolidated net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $0.8 million, or 0.1%.

Segment Net Sales Revenue

Home & Outdoor

Comparison of Second Quarter Fiscal 2026 to Second Quarter Fiscal 2025
Net sales revenue decreased $33.2 million, or 13.7%, to $208.7 million, compared to $241.9 million. The decrease was primarily driven by:
•lower replenishment orders from retail customers in the insulated beverageware and home categories, partially due to retailer inventory rebalancing in response to softer demand trends;
•continued competition, a net distribution loss year-over-year and cancellation of direct import orders in response to higher tariffs in the insulated beverageware category;
•a decrease in club channel sales in the insulated beverageware and home categories in response to higher tariffs; and
•lower closeout channel sales.

These factors were partially offset by:
•strong demand for technical, travel and lifestyle packs;
•higher sales from expanded distribution in the home category; and
•incremental sales from a new product launch in the insulated beverageware category.

Segment net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $0.6 million, or 0.2%.

Comparison of First Six Months of Fiscal 2026 to First Six Months of Fiscal 2025
Net sales revenue decreased $53.7 million, or 12.2%, to $386.7 million, compared to $440.4 million. The decrease was primarily driven by:
•softer consumer demand and lower replenishment orders from retail customers, partially due to retailer inventory rebalancing in response to demand trends, in the insulated beverageware and home categories;
•continued competition, a net distribution loss year-over-year, a decrease in closeout channel sales and cancellation of direct import orders in response to higher tariffs in the insulated beverageware category;
•a decrease in club channel sales in the insulated beverageware and home categories in response to higher tariffs, including cancellation of direct import orders; and
•the unfavorable impact of retailer pull-forward activity in the fourth quarter of fiscal 2025 in response to tariff uncertainty and potential supply disruption.

These factors were partially offset by:
•strong demand for technical, travel and lifestyle packs;
•higher sales from expanded distribution in the home category;
•incremental sales from a new product launch in the insulated beverageware category; and
•the favorable comparative impact of shipping disruption at our Tennessee distribution facility due to automation startup issues affecting some of the segment’s small retail customer and direct-to-consumer orders during the first quarter of fiscal 2025.

Segment net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $0.8 million, or 0.2%.

Beauty & Wellness

Comparison of Second Quarter Fiscal 2026 to Second Quarter Fiscal 2025
Net sales revenue decreased $9.2 million, or 4.0%, to $223.1 million, compared to $232.3 million. The decrease was primarily driven by a decrease from Organic business of $42.3 million, or 18.2%, primarily due to:
•a decline in thermometry primarily due to evolving dynamics in the China market, including a shift away from cross-border ecommerce toward localized fulfillment models, heightened competition from domestic sellers benefiting from government subsidies, and lower replenishment due to a weaker illness season last year in Asia;
•a decline in Beauty primarily due to softer consumer demand, increased competition, a net distribution loss year-over-year and the cancellation of direct import orders from China in response to higher tariffs;
•a decrease in heater sales driven by reduced direct import orders from China in response to higher tariffs; and
•a decrease in water filtration primarily driven by softer consumer demand and increased competitive promotional activity.

The Olive & June acquisition contributed $33.4 million, or 14.4%, to segment net sales revenue growth. Segment net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $0.4 million, or 0.2%.

Comparison of First Six Months of Fiscal 2026 to First Six Months of Fiscal 2025
Net sales revenue decreased $33.9 million, or 7.5%, to $416.7 million, compared to $450.7 million. The decrease was primarily driven by a decrease from Organic business of $92.6 million, or 20.5%, primarily due to:
•a decline in thermometry primarily due to evolving dynamics in the China market, including a shift away from cross-border ecommerce toward localized fulfillment models, heightened competition from domestic sellers benefiting from government subsidies, and lower replenishment due to a weaker illness season in Asia;
•a decline in Beauty primarily due to softer consumer demand, increased competition, a net distribution loss year-over-year and the cancellation of direct import orders from China in response to higher tariffs;
•a decrease in fan sales primarily driven by reduced replenishment orders from retail customers due to a decline in consumer demand and the cancellation of direct import orders from China in response to higher tariffs;
•a decrease in heater sales driven by reduced direct import orders from China in response to higher tariffs; and
•a decrease in water filtration primarily driven by softer consumer demand and increased competitive promotional activity.

These factors were partially offset by the favorable comparative impact of the shipping disruption from Curlsmith system integration challenges during the first quarter of fiscal 2025.

The Olive & June acquisition contributed $60.3 million, or 13.4%, to segment net sales revenue growth. Segment net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $1.6 million, or 0.4%.

Consolidated Gross Profit Margin

Comparison of Second Quarter Fiscal 2026 to Second Quarter Fiscal 2025
Consolidated gross profit margin decreased 1.4 percentage points to 44.2%, compared to 45.6%. The decrease in consolidated gross profit margin was primarily due higher retail trade and promotional expense year-over-year and the unfavorable impact of higher tariffs on our cost of goods sold.

These factors were partially offset by the favorable impact of the acquisition of Olive & June within the Beauty & Wellness segment, lower commodity and product costs, partly driven by Project Pegasus initiatives, and favorable inventory obsolescence expense year-over-year.

Comparison of First Six Months of Fiscal 2026 to First Six Months of Fiscal 2025
Consolidated gross profit margin decreased 1.5 percentage points to 45.5%, compared to 47.0%. The decrease in consolidated gross profit margin was primarily due to higher retail trade expense, the impact of tariffs on our cost of goods sold, and unfavorable inventory obsolescence expense year-over-year.

These factors were partially offset by the favorable impact of the acquisition of Olive & June within the Beauty & Wellness segment and lower commodity and product costs, partly driven by Project Pegasus initiatives.

Consolidated SG&A

Comparison of Second Quarter Fiscal 2026 to Second Quarter Fiscal 2025
Consolidated SG&A ratio increased 3.1 percentage points to 41.0%, compared to 37.9%. The increase in the consolidated SG&A ratio was primarily due to:
•increased share-based compensation expense;
•higher outbound freight costs;
•the impact of the Olive & June acquisition; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by the favorable comparative impact of higher distribution center expense in the prior year period primarily due to additional costs and lost efficiency associated with automation startup issues at our Tennessee distribution facility.

Comparison of First Six Months of Fiscal 2026 to First Six Months of Fiscal 2025
Consolidated SG&A ratio increased 3.6 percentage points to 42.9%, compared to 39.3%. The increase in the consolidated SG&A ratio was primarily due to:
•higher outbound freight costs;
•increased marketing expense;
•the impact of the Olive & June acquisition;
•CEO succession costs of $3.5 million; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by the favorable comparative impact of higher distribution center expense in the prior year period primarily due to additional costs and lost efficiency associated with automation startup issues at our Tennessee distribution facility.

Asset Impairment Charges

During the three months ended August 31, 2025, we recorded asset impairment charges of $326.4 million ($294.0 million after tax) to reduce our goodwill by $292.6 million and our other intangible assets by $33.8 million. During the six months ended August 31, 2025, we recorded asset impairment charges of $740.8 million ($730.1 million after tax) to reduce our goodwill by $609.6 million and our other intangible assets by $131.2 million. For additional information regarding the testing and analysis performed, refer to “Critical Accounting Policies and Estimates” in this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We did not record any asset impairment charges during the first six months of fiscal 2025.
Restructuring Charges

During the second quarter of fiscal 2026, we incurred $3.0 million of pre-tax restructuring charges for severance and employee related costs as a result of personnel reductions outside of the scope of Project Pegasus.

During the three and six months ended August 31, 2024, we incurred $1.5 million and $3.4 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were primarily comprised of severance and employee related costs and professional fees. During the six months ended August 31, 2025 and August 31, 2024, we made total cash restructuring payments related to Project Pegasus of $4.0 million and $5.6 million, respectively and had a remaining liability of $3.7 million as of August 31, 2025.

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

	Three Months Ended August 31, 2025
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating loss, as reported (GAAP)	$(72,578)	(34.8)%	$(243,139)	(109.0)%	$(315,717)	(73.1)%
Asset impairment charges	85,537	41.0%	240,857	108.0%	326,394	75.6%
Restructuring charges	1,501	0.7%	1,504	0.7%	3,005	0.7%
Subtotal	14,460	6.9%	(778)	(0.3)%	13,682	3.2%
Amortization of intangible assets	1,373	0.7%	2,512	1.1%	3,885	0.9%
Non-cash share-based compensation	4,248	2.0%	5,124	2.3%	9,372	2.2%
Adjusted operating income (non-GAAP)	$20,081	9.6%	$6,858	3.1%	$26,939	6.2%

	Three Months Ended August 31, 2024
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating income, as reported (GAAP)	$31,152	12.9%	$3,700	1.6%	$34,852	7.3%
Restructuring charges	518	0.2%	1,008	0.4%	1,526	0.3%
Subtotal	31,670	13.1%	4,708	2.0%	36,378	7.7%
Amortization of intangible assets	1,768	0.7%	2,771	1.2%	4,539	1.0%
Non-cash share-based compensation	2,814	1.2%	2,673	1.2%	5,487	1.2%
Adjusted operating income (non-GAAP)	$36,252	15.0%	$10,152	4.4%	$46,404	9.8%

	Six Months Ended August 31, 2025
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating loss, as reported (GAAP)	$(286,371)	(74.1)%	$(436,384)	(104.7)%	$(722,755)	(90.0)%
Asset impairment charges	304,632	78.8%	436,147	104.7%	740,779	92.2%
CEO succession costs	1,742	0.5%	1,742	0.4%	3,484	0.4%
Restructuring charges	1,501	0.4%	1,504	0.4%	3,005	0.4%
Subtotal	21,504	5.6%	3,009	0.7%	24,513	3.1%
Amortization of intangible assets	3,155	0.8%	5,719	1.4%	8,874	1.1%
Non-cash share-based compensation	4,282	1.1%	5,386	1.3%	9,668	1.2%
Adjusted operating income (non-GAAP)	$28,941	7.5%	$14,114	3.4%	$43,055	5.4%

	Six Months Ended August 31, 2024
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating income, as reported (GAAP)	$47,002	10.7%	$18,613	4.1%	$65,615	7.4%
Restructuring charges	958	0.2%	2,403	0.5%	3,361	0.4%
Subtotal	47,960	10.9%	21,016	4.7%	68,976	7.7%
Amortization of intangible assets	3,533	0.8%	5,526	1.2%	9,059	1.0%
Non-cash share-based compensation	5,827	1.3%	5,493	1.2%	11,320	1.3%
Adjusted operating income (non-GAAP)	$57,320	13.0%	$32,035	7.1%	$89,355	10.0%

Consolidated Operating (Loss) Income

Comparison of Second Quarter Fiscal 2026 to Second Quarter Fiscal 2025
Consolidated operating loss was $315.7 million, or (73.1)% of net sales revenue, compared to consolidated operating income of $34.9 million, or 7.3% of net sales revenue. Operating loss in the second quarter of fiscal 2026 included $326.4 million of pre-tax asset impairment charges. The remaining 4.8 percentage point decrease in consolidated operating margin was primarily due to:
•higher retail trade and promotional expense year-over-year;
•the impact of higher tariffs on our cost of goods sold;
•increased share-based compensation expense;
•higher outbound freight costs; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by:
•the favorable impact of the acquisition of Olive & June within the Beauty & Wellness segment;
•lower commodity and product costs, partly driven by Project Pegasus initiatives;
•favorable inventory obsolescence expense year-over-year; and
•the favorable comparative impact of higher distribution center expense in the prior year period primarily due to additional costs and lost efficiency associated with automation startup issues at our Tennessee distribution facility.

Consolidated adjusted operating income decreased 41.9% to $26.9 million, or 6.2% of net sales revenue, compared to $46.4 million, or 9.8% of net sales revenue.

Comparison of First Six Months of Fiscal 2026 to First Six Months of Fiscal 2025
Consolidated operating loss was $722.8 million, or (90.0)% of net sales revenue, compared to consolidated operating income of $65.6 million, or 7.4% of net sales revenue. Operating loss during the first six months of fiscal 2026 included $740.8 million of pre-tax asset impairment charges. The remaining 5.2 percentage point decrease in consolidated operating margin was primarily due to:
•higher retail trade and promotional expense;
•the impact of higher tariffs on our cost of goods sold;
•increased outbound freight costs;
•higher marketing expense;
•unfavorable inventory obsolescence expense year-over-year;
•CEO succession costs of $3.5 million; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by:
•lower commodity and product costs, partly driven by Project Pegasus initiatives;
•the favorable impact of the acquisition of Olive & June within the Beauty & Wellness segment; and
•the favorable comparative impact of higher distribution center expense in the prior year period primarily due to additional costs and lost efficiency associated with automation startup issues at our Tennessee distribution facility.

Consolidated adjusted operating income decreased 51.8% to $43.1 million, or 5.4% of net sales revenue, compared to $89.4 million, or 10.0% of net sales revenue.

Home & Outdoor

Comparison of Second Quarter Fiscal 2026 to Second Quarter Fiscal 2025
Operating loss was $72.6 million, or (34.8)% of segment net sales revenue, compared to operating income of $31.2 million, or 12.9% of segment net sales revenue. Operating loss in the second quarter of fiscal 2026 included $85.5 million of pre-tax asset impairment charges. The remaining 6.7 percentage point decrease in segment operating margin was primarily due to:
•higher retail trade and promotional expense;
•the impact of higher tariffs on our cost of goods sold;
•increased share-based compensation expense;
•higher outbound freight costs; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by:
•lower commodity and product costs, partly driven by Project Pegasus initiatives;
•reduced marketing expense; and
•the favorable comparative impact of higher distribution center expense in the prior year period.

Adjusted operating income decreased 44.6% to $20.1 million, or 9.6% of segment net sales revenue, compared to $36.3 million, or 15.0% of segment net sales revenue.

Comparison of First Six Months of Fiscal 2026 to First Six Months of Fiscal 2025
Operating loss was $286.4 million, or (74.1)% of segment net sales revenue, compared to operating income of $47.0 million, or 10.7% of segment net sales revenue. Operating loss during the first six months of fiscal 2026 included $304.6 million of pre-tax asset impairment charges. The remaining 6.0 percentage point decrease in segment operating margin was primarily due to:
•higher retail trade and promotional expense;
•the impact of higher tariffs on our cost of goods sold;
•unfavorable inventory obsolescence expense year-over-year;
•higher outbound freight costs; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by lower commodity and product costs, partly driven by Project Pegasus initiatives, and the favorable comparative impact of higher distribution center expense in the prior year period.

Adjusted operating income decreased 49.5% to $28.9 million, or 7.5% of segment net sales revenue, compared to $57.3 million, or 13.0% of segment net sales revenue.

Beauty & Wellness

Comparison of Second Quarter Fiscal 2026 to Second Quarter Fiscal 2025
Operating loss was $243.1 million, or (109.0)% of segment net sales revenue, compared to operating income of $3.7 million, or 1.6% of segment net sales revenue. Operating loss in the second quarter of fiscal 2026 included $240.9 million of pre-tax asset impairment charges. The remaining 2.6 percentage point decrease in segment operating margin was primarily due to:
•higher retail trade and promotional expense;
•the impact of higher tariffs on our cost of goods sold;
•increased share-based compensation expense;
•higher outbound freight costs;
•increased marketing expense; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by:
•the favorable impact of the acquisition of Olive & June;
•favorable inventory obsolescence expense year-over-year; and
•lower commodity and product costs, partly driven by Project Pegasus initiatives.

Adjusted operating income decreased 32.4% to $6.9 million, or 3.1% of segment net sales revenue, compared to $10.2 million, or 4.4% of segment net sales revenue.

Comparison of First Six Months of Fiscal 2026 to First Six Months of Fiscal 2025
Operating loss was $436.4 million, or (104.7)% of segment net sales revenue, compared to operating income of $18.6 million, or 4.1% of segment net sales revenue. Operating loss during the first six months of fiscal 2026 included $436.1 million of pre-tax asset impairment charges. The remaining 4.1 percentage point decrease in segment operating margin was primarily due to:
•higher retail trade and promotional expense;
•increased marketing expense;
•the impact of higher tariffs on our cost of goods sold;
•higher outbound freight costs; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by the favorable impact of the acquisition of Olive & June and lower commodity and product costs, partly driven by Project Pegasus initiatives.

Adjusted operating income decreased 55.9% to $14.1 million, or 3.4% of segment net sales revenue, compared to $32.0 million, or 7.1% of segment net sales revenue.

Interest Expense

Comparison of Second Quarter Fiscal 2026 to Second Quarter Fiscal 2025
Interest expense was $14.2 million, compared to $13.2 million. The increase in interest expense was primarily due to higher average borrowings outstanding, partially offset by a lower average effective interest rate inclusive of the impact of our interest rate swaps compared to the same period last year.

Comparison of First Six Months of Fiscal 2026 to First Six Months of Fiscal 2025
Interest expense was $28.0 million, compared to $25.8 million. The increase in interest expense was primarily due to higher average borrowings outstanding, partially offset by a lower average effective interest rate inclusive of the impact of our interest rate swaps compared to the same period last year.

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

In July 2025, a reconciliation bill, commonly referred to as the One Big Beautiful Bill Act, was signed into law. The legislation includes a broad range of U.S. tax reform provisions. We are evaluating the impact of these provisions; however, there were no discrete effects in the second quarter of fiscal 2026 and we do not expect a material impact on our fiscal 2026 consolidated financial statements.

The Organisation for Economic Co-operation and Development (“OECD”) has introduced a framework to implement a global minimum corporate income tax of 15%, referred to as “Pillar Two.” Certain countries in which we operate have enacted, or are in process of enacting, domestic legislation aligned with OECD’s Pillar Two “Model Rules.” Pillar Two legislation in effect for our fiscal 2025 and 2026 has been incorporated into our financial statements.

In June 2025, the Group of Seven, comprised of Canada, France, Germany, Italy, Japan, the United Kingdom and the U.S., announced an agreement under which U.S. multinational companies would be excluded from certain elements of the Pillar Two global minimum tax rules in exchange for the U.S. withdrawing planned retaliatory tax measures. This agreement has not yet been formally incorporated into the OECD Pillar Two Model Rules. We will continue to monitor the potential implications of this development, as it may influence the broader application of the Pillar Two Model Rules globally.

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

In response to Pillar Two, on May 24, 2024, Barbados enacted a domestic corporate income tax rate of 9%, effective for our fiscal 2025 and a domestic minimum top-up tax (“DMTT”) of 15% which was effective beginning with our fiscal 2026. During the first quarter of fiscal 2025, we incorporated the corporate income tax into our estimated annual effective tax rate and revalued our existing deferred tax liabilities subject to the Barbados legislation, which resulted in a discrete tax charge of $6.0 million. However, as a result of the reorganization of our intangible assets described above, the Barbados corporate income tax and DMTT will not have a material impact on our condensed consolidated financial statements beginning in fiscal 2026.

Like Barbados, the government of Bermuda enacted a 15% corporate income tax that was effective for us beginning in fiscal 2026. This Bermuda tax will not have a material impact on our condensed consolidated financial statements.

We expect our fiscal 2026 effective tax rate, excluding discrete items and asset impairment charges described below and in Note 5, to increase relative to historical periods due to the impact of global tax reform initiatives, including the implementation of Pillar Two and economic substance regulations. As additional jurisdictions implement or revise legislation in response to these reforms, we may experience further adverse impacts on our global effective tax rate.

For interim periods, our income tax expense and resulting effective tax rate are based on an estimated annual effective tax rate, adjusted for the impact of discrete items recognized in the period. Discrete items include changes in tax laws or rates, changes in estimates for uncertain tax positions, excess tax benefits or deficiencies from stock-based compensation, foreign currency remeasurement effects that are not reasonably estimable, and other infrequent or non-recurring items. Discrete items do not include the asset impairment charges described below and in Note 5 to the accompanying condensed consolidated financial statements.

During the three and six months ended August 31, 2025, we recognized goodwill and other intangible asset impairment charges of $326.4 million and $740.8 million, respectively, which included $246.0 million and $511.0 million, respectively, of non-deductible goodwill that will not result in a tax benefit. The expected tax benefit of $38.0 million on the year-to-date impairment charges will be recognized over the course of the fiscal year in relation to pre-tax book income, rather than as a discrete item in the periods in which the charges were incurred.

The downward revisions to our internal forecasts utilized in our impairment testing during fiscal 2026 impacted our assessment of the future realizability of a related deferred tax asset, which led to the recording of a $13.5 million and $30.0 million valuation allowance during the three and six months ended August 31, 2025, respectively.

For the three months ended August 31, 2025, the income tax benefit as a percentage of loss before income tax was 6.4%, compared to an income tax expense as a percentage of income before income tax of 22.0% for the same period last year. The decrease in the effective tax rate is primarily due to the impairment charges in fiscal 2026 and the related tax effects described above, and increases in tax benefits for discrete items, partially offset by valuation allowances on intangible asset deferred tax assets.

For the six months ended August 31, 2025, the income tax expense as a percentage of loss before income tax was (1.2)%, compared to an income tax expense as a percentage of income before income tax of 42.1% for the same period last year. The decrease in the effective tax rate is primarily due to the impairment charges in fiscal 2026 and the related tax effects described above, increases in tax benefits for discrete items in fiscal 2026 and the comparative impact of tax expense recognized during the first quarter of fiscal 2025 as a result of the Barbados tax legislation, partially offset by valuation allowances on intangible asset deferred tax assets.

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

	Three Months Ended August 31, 2025
	(Loss) Income			Diluted (Loss) Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$(329,689)	$(21,046)	$(308,643)	$(14.36)	$(0.92)	$(13.44)
Asset impairment charges	326,394	32,419	293,975	14.18	1.41	12.77
Intangible asset reorganization	—	(13,485)	13,485	—	(0.59)	0.59
Restructuring charges	3,005	421	2,584	0.13	0.02	0.11
Subtotal	(290)	(1,691)	1,401	(0.01)	(0.07)	0.06
Amortization of intangible assets	3,885	669	3,216	0.17	0.03	0.14
Non-cash share-based compensation	9,372	445	8,927	0.41	0.02	0.39
Adjusted (non-GAAP)	$12,967	$(577)	$13,544	$0.56	$(0.03)	$0.59

Weighted average shares of common stock used in computing:
Diluted loss per share, as reported						22,959
Adjusted diluted earnings per share (non-GAAP)						23,012

	Three Months Ended August 31, 2024
	Income			Diluted Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$21,806	$4,792	$17,014	$0.95	$0.21	$0.74
Restructuring charges	1,526	138	1,388	0.07	0.01	0.06
Subtotal	23,332	4,930	18,402	1.02	0.22	0.81
Amortization of intangible assets	4,539	661	3,878	0.20	0.03	0.17
Non-cash share-based compensation	5,487	221	5,266	0.24	0.01	0.23
Adjusted (non-GAAP)	$33,358	$5,812	$27,546	$1.46	$0.25	$1.21

Weighted average shares of common stock used in computing reported and non-GAAP diluted earnings per share						22,839

	Six Months Ended August 31, 2025
	(Loss) Income			Diluted (Loss) Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$(750,227)	$9,134	$(759,361)	$(32.69)	$0.40	$(33.09)
Asset impairment charges	740,779	10,650	730,129	32.22	0.46	31.76
CEO succession costs	3,484	153	3,331	0.15	0.01	0.14
Intangible asset reorganization	—	(29,959)	29,959	—	(1.30)	1.30
Restructuring charges	3,005	421	2,584	0.13	0.02	0.11
Subtotal	(2,959)	(9,601)	6,642	(0.13)	(0.42)	0.29
Amortization of intangible assets	8,874	1,551	7,323	0.39	0.07	0.32
Non-cash share-based compensation	9,668	602	9,066	0.42	0.03	0.39
Adjusted (non-GAAP)	$15,583	$(7,448)	$23,031	$0.68	$(0.32)	$1.00

Weighted average shares of common stock used in computing:
Diluted loss per share, as reported						22,951
Adjusted diluted earnings per share (non-GAAP)						22,992

	Six Months Ended August 31, 2024
	Income			Diluted Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$40,126	$16,908	$23,218	$1.73	$0.73	$1.00
Barbados tax reform	—	(6,045)	6,045	—	(0.26)	0.26
Restructuring charges	3,361	303	3,058	0.14	0.01	0.13
Subtotal	43,487	11,166	32,321	1.87	0.48	1.39
Amortization of intangible assets	9,059	1,322	7,737	0.39	0.06	0.33
Non-cash share-based compensation	11,320	485	10,835	0.49	0.02	0.47
Adjusted (non-GAAP)	$63,866	$12,973	$50,893	$2.75	$0.56	$2.19

Weighted average shares of common stock used in computing reported and non-GAAP diluted earnings per share						23,236

Comparison of Second Quarter Fiscal 2026 to Second Quarter Fiscal 2025
Net loss was $308.6 million, compared to net income of $17.0 million. Diluted loss per share was $13.44, compared to diluted earnings per share of $0.74. The decrease is primarily due to the recognition of an after-tax asset impairment charge of $294.0 million during the second quarter of fiscal 2026 and lower operating income exclusive of the asset impairment charges.

Adjusted income decreased $14.0 million, or 50.8%, to $13.5 million, compared to $27.5 million. Adjusted diluted earnings per share decreased 51.2% to $0.59, compared to $1.21.

Comparison of First Six Months of Fiscal 2026 to First Six Months of Fiscal 2025
Net loss was $759.4 million, compared to net income of $23.2 million. Diluted loss per share was $33.09, compared to diluted earnings per share of $1.00. The decrease is primarily due to the recognition of after-tax asset impairment charges of $730.1 million during the first six months of fiscal 2026 and lower operating income exclusive of the asset impairment charges.

Adjusted income decreased $27.9 million, or 54.7%, to $23.0 million, compared to $50.9 million. Adjusted diluted earnings per share decreased 54.3% to $1.00, compared to $2.19.

Liquidity and Capital Resources

We principally rely on our cash flow from operations and borrowings under our Credit Agreement (as defined below) to finance our operations, capital and intangible asset expenditures, acquisitions and share repurchases. Historically, our principal uses of cash to fund our operations have included operating expenses, primarily SG&A, and working capital, predominantly for inventory purchases and the extension of credit to our retail customers. We have typically been able to generate positive cash flow from operations sufficient to fund our operating activities. In the past, we have utilized a combination of available cash and existing, or additional, sources of financing to fund strategic acquisitions, share repurchases and capital investments. We generated $47.9 million in cash from operations during the first six months of fiscal 2026 and had $22.4 million in cash and cash equivalents at August 31, 2025. As of August 31, 2025, the amount of cash and cash equivalents held by our foreign subsidiaries was $18.0 million. We have no existing activities involving special purpose entities or off-balance sheet financing.

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

We may also elect to repurchase additional shares of common stock under our Board of Directors’ authorization, subject to limitations contained in our debt agreement and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing. For additional information, see Part II, Item 5., “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our Form 10-K and Part II, Item 2., “Unregistered Sales of Equity Securities and Use of Proceeds” in this report.

Operating Activities

Operating activities provided net cash of $47.9 million for the six months ended August 31, 2025, compared to net cash provided of $69.9 million for the same period last year. The decrease in cash provided by operating activities was primarily driven by a decrease in cash earnings and increases in payments for inventory and interest, partially offset by decreases in cash used primarily for accounts receivable, annual incentive compensation and income taxes.

Investing Activities

Investing activities used net cash of $21.0 million during the six months ended August 31, 2025, compared to net cash used of $14.1 million for the same period last year. The increase in cash used by investing activities was primarily due to an increase in capital and intangible asset expenditures, partially offset by a favorable net working capital settlement during the first quarter of fiscal 2026 related to the acquisition of Olive & June. The increase in capital and intangible asset expenditures was primarily due to an increase in expenditures for computer, furniture and other equipment and tooling, molds, and other production equipment, primarily driven by manufacturing diversification outside of China.

Financing Activities

Financing activities used net cash of $23.4 million during the six months ended August 31, 2025, compared to net cash used of $54.2 million for the same period last year. The decrease in cash used by financing activities is primarily due to a decrease in payments for repurchases of common stock, partially offset by net repayments of our long-term debt of $23.2 million during the six months ended August 31, 2025, in comparison to net borrowings of $46.9 million during the same period last year.

Credit Agreement

We have a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for aggregate commitments of $1.5 billion, which are available through (i) a $1.0 billion revolving credit facility, which includes a $50 million sublimit for the issuance of letters of credit, (ii) a $250 million term loan facility, and (iii) a committed $250 million delayed draw term loan facility, which permitted multiple drawdowns until August 15, 2025. Proceeds can be used for working capital and other general corporate purposes, including funding permitted acquisitions. At the closing date, February 15, 2024, we borrowed $457.5 million under the revolving credit facility and $250.0 million under the term loan facility and utilized the proceeds to repay all debt outstanding under our prior credit agreement. During the first quarter of fiscal 2026, we borrowed $250.0 million under the delayed draw term loan facility and utilized the proceeds to repay debt outstanding under the revolving credit facility. During the first quarter of fiscal 2026, we capitalized $0.4 million of lender fees and a de minimis amount of third-party fees incurred in connection with the delayed draw term loan facility borrowing, which were recorded as prepaid financing fees in long-term debt. The Credit Agreement matures on February 15, 2029. The Credit Agreement includes an accordion feature, which permits the Company to request to increase its borrowing capacity by an additional $300 million plus an unlimited amount when the Leverage Ratio (as defined in the Credit Agreement) on a pro-forma basis is less than 3.25 to 1.00. The term loans are payable at the end of each fiscal quarter in equal installments of 0.625% through February 28, 2025, 0.9375% through February 28, 2026, and 1.25% thereafter of the original principal balance of the term loans, which began in the first quarter of fiscal 2025 for the term loan facility and began in the second quarter of fiscal 2026 for the delayed draw term loan facility, with the remaining balance due at the maturity date. Borrowings under the Credit Agreement bear floating interest at either the Base Rate or Term SOFR (as defined in the Credit Agreement), plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.125% and 1.0% to 2.125% for Base Rate and Term SOFR borrowings, respectively.

The floating interest rates on our borrowings under the Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $625 million and $550 million of the outstanding principal balance under the Credit Agreement as of August 31, 2025 and February 28, 2025, respectively. For additional information regarding our interest rate swaps, see Notes 11, 12, and 13 to the accompanying condensed consolidated financial statements.

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

As of August 31, 2025, the outstanding Credit Agreement principal balance was $898.6 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $9.5 million. As of August 31, 2025, the amount available for revolving loans under the Credit Agreement was $578.6 million, and the amount available per the maximum leverage ratio was $212.7 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of August 31, 2025, these covenants effectively limited our ability to incur more than $212.7 million of additional debt from all sources, including the Credit Agreement.

Debt Covenants

Our debt under our Credit Agreement is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our Credit Agreement requires the maintenance of certain key financial covenants. Our Credit Agreement also contains other customary covenants, including, among other things, covenants restricting or limiting us, except under certain conditions set forth therein, from (1) incurring liens on our properties, (2) making certain types of investments, (3) incurring additional debt, and (4) assigning or transferring certain licenses. Our Credit Agreement also contains customary events of default, including failure to pay principal or interest when due, among others. Upon an event of default under our Credit Agreement, the lenders may, among other things, accelerate the maturity of any amounts outstanding. The commitments of the lenders to make loans to us under the Credit Agreement are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the Credit Agreement.

As of August 31, 2025, we were in compliance with all covenants as defined under the terms of the Credit Agreement. We expect it is possible that a continuation of negative sales trends and the unfavorable impact of tariffs and other macroeconomic conditions may require an amendment to the Credit Agreement to address potential compliance with certain financial covenants. We will likely proactively seek an amendment during our third fiscal quarter to implement for a limited period of time (1) an extension of the time period for the temporary adjustments to the maximum leverage ratio, and (2) a reduction in the minimum interest coverage ratio. We have discussed the potential amendment with the administrative agent and a majority of the lender group. While there can be no assurance that our negotiations with our lender group will be successful, preliminary indications are that our lenders will be supportive of this potential amendment. Our inability to obtain any amendment to the Credit Agreement could result in an event of default under the Credit Agreement, which could have a material adverse effect on our business, financial condition and liquidity.

Critical Accounting Policies and Estimates

The SEC defines critical accounting estimates as those made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on a company’s financial condition or results of operations. For a discussion of the estimates that we consider to meet this definition and represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements, see the section entitled “Critical Accounting Policies and Estimates” in our Form 10-K. Since the filing of our Form 10-K, there have been no material changes in our critical accounting policies and estimates from those disclosed therein, except as described below:

During the first and second quarters of fiscal 2026, we concluded that a goodwill impairment triggering event had occurred due to a further sustained decline in our stock price, resulting in our carrying value (excluding long-term debt) exceeding the Company’s total enterprise value (market capitalization plus long-term debt). Additional factors that contributed to these conclusions included downward revisions to our internal forecasts and strategic long-term plans, which reflect the tariff policies in effect and the related macroeconomic environment at the end of our first and second quarters of fiscal 2026, including the corresponding impact on consumer spending and retailer orders. These factors were applicable to all of our reporting units, indefinite-lived trademark licenses and trade names and definite-lived trademark licenses, trade names and certain other intangible assets. Thus, we performed quantitative impairment testing on our goodwill and intangible assets described above during the first and second quarters of fiscal 2026.

Based on the outcome of these assessments, we recognized pre-tax asset impairment charges as follows:

(in thousands)	Three Months Ended August 31, 2025	Six Months Ended August 31, 2025
Home & Outdoor (1)	$85,537	$304,632
Beauty & Wellness (2)	240,857	436,147
Total	$326,394	$740,779
(1)Asset impairment charges recognized for our Home & Outdoor segment included charges for our Hydro Flask and Osprey businesses of $44.7 million and $40.8 million, respectively, for the three months ended August 31, 2025 and $165.5 million and $139.1 million, respectively, for the six months ended August 31, 2025.
(2)Asset impairment charges recognized for our Beauty & Wellness segment included charges for our Health & Wellness, Drybar, Curlsmith and Revlon businesses of $160.9 million, $47.8 million, $28.4 million and $3.9 million, respectively, for the three months ended August 31, 2025 and $196.6 million, $151.4 million, $64.6 million and $23.5 million, respectively, for the six months ended August 31, 2025.

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

As described above, during the first and second quarters of fiscal 2026, we concluded that a goodwill impairment triggering event had occurred, and our qualitative assessment resulted in us performing quantitative goodwill impairment testing on all of our reporting units. The quantitative assessments performed resulted in total pre-tax goodwill impairment charges during the three and six months ended August 31, 2025 of $292.6 million and $609.6 million, respectively, which includes impairment charges $61.5 million and $229.1 million in our Home & Outdoor segment, respectively, and $231.1 million and $380.5 million in our Beauty & Wellness segment, respectively. The Home & Outdoor segment includes goodwill impairment charges related to our Hydro Flask and Osprey reporting units of $41.7 million and $19.8 million, respectively, for the three months ended August 31, 2025 and $115.9 million and $113.1 million, respectively, for the six months ended August 31, 2025. The Beauty & Wellness segment includes goodwill impairment charges related to our Health & Wellness, Drybar and Curlsmith reporting units of $159.9 million, $46.8 million and $24.5 million, respectively, for the three months ended August 31, 2025 and $189.6 million, $134.1 million and $56.8 million, respectively, for the six months ended August 31, 2025.

The remaining carrying values of the Osprey, Health & Wellness, Drybar and Curlsmith reporting units’ goodwill as of August 31, 2025 were $96.6 million, $95.3 million, $0.2 million and $60.3 million, respectively. The goodwill impairment charges recognized for the Hydro Flask reporting unit reduced the carrying value of its goodwill to zero.

During the first quarter of fiscal 2026, in connection with our annual budgeting and forecasting process, management reduced its forecasts for net sales revenue, gross margin and earnings before interest and taxes to reflect the tariff policies in effect and the related macroeconomic environment at the end of our first quarter of fiscal 2026, including the corresponding impact on consumer spending and retailer orders, as applicable. The revised forecasts also resulted in management selecting lower residual growth rates, which were also reflective of revised long-term industry growth expectations. During the second quarter of fiscal 2026, management further reduced its forecasts for net sales revenue, gross margin and earnings before interest and taxes to reflect the tariff policies in effect and the related macroeconomic environment at the end of our second quarter of fiscal 2026, including the impact on consumer spending, retailer orders and China cross border ecommerce due to a shift to localized distribution, as applicable. An inability to achieve expected revenue and profitability in line with our internal projections could result in further declines in the fair value that may result in additional goodwill impairment charges.

As of August 31, 2025, all of our other reporting units had a fair value that exceeded their carrying value by at least 10% except for our OXO reporting unit. The fair value of our OXO reporting unit, within our Home & Outdoor reportable segment, represented 107% of its carrying value as of August 31, 2025. We performed a sensitivity analysis on key assumptions used in the valuation. A hypothetical adverse change of 10% in the forecasted sales used to estimate the fair value of the OXO reporting unit would have resulted in an impairment charge of approximately $156.3 million against its goodwill carrying value of $166.1 million as of August 31, 2025.

Considerable management judgment is necessary to estimate expected future cash flows for our reporting units, including evaluating the impact of operational and external economic factors on our future cash flows, all of which are subject to uncertainty. The assumptions and estimates used in determining the fair value of our reporting units involve significant elements of subjective judgment and analysis by management. Certain future events and circumstances, including higher tariffs, deterioration of retail economic conditions, higher cost of capital, and a decline in actual and expected consumer demand, among others, could result in changes to these assumptions and judgments. A revision of these estimates and assumptions could cause the fair values of the reporting units to fall below their respective carrying values, resulting in impairment charges, which could have a material adverse effect on our results of operations.

Some of the inherent estimates and assumptions used in determining the fair value of our reporting units are outside of the control of management, including interest rates, cost of capital, tax rates, tariff rates, strength of retail economies and industry growth. While we believe that the estimates and assumptions we use are reasonable at the time made, it is possible changes could occur. The recoverability of our goodwill is dependent upon discretionary consumer demand and execution of our strategic plan, which includes investing in our brands, growing internationally, new product introductions and expanded distribution to drive revenue growth and profitability and achieve our projections, and our tariff mitigation plans. The net sales revenue and profitability rates used in our projections are management’s estimate of the most likely results over time, given a wide range of potential outcomes. Actual results may differ from those assumed in forecasts, which could result in material impairment charges. We will continue to monitor our reporting units for any triggering events or other signs of impairment including consideration of changes in tariff rates and the macroeconomic environment, significant declines in operating results, further significant sustained decline in market capitalization from current levels, and other factors, which could result in impairment charges in the future.

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

As described above, during the first and second quarters of fiscal 2026, we concluded that an impairment triggering event had occurred and concluded to perform quantitative impairment analyses on our indefinite-lived intangible assets, which include trademark licenses and trade names and our definite-lived trademark licenses, trade names and certain other intangible assets. Our intangible asset impairment test compares the fair value of our intangible assets with their carrying amount, and an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value.

Our indefinite-lived intangible asset testing resulted in total impairment charges of $25.0 million and $73.0 million, during the three and six months ended August 31, 2025, respectively, which include impairment charges of $3.0 million and $40.0 million related to our Hydro Flask trade name, respectively, $21.0 million and $26.0 million related to our Osprey trade name, respectively, and $1.0 million and $7.0 million related to our PUR trade name, respectively. The remaining carrying values of the Hydro Flask, Osprey and PUR trade names as of August 31, 2025 were $19.0 million, $144.0 million and $47.0 million, respectively.

Our definite-lived trademark license and trade name testing resulted in total impairment charges of $8.8 million and $35.1 million, during the three and six months ended August 31, 2025, respectively, which include impairment charges of $3.9 million and $23.5 million related to our Revlon trademark license, respectively, $3.9 million and $7.8 million related to our Curlsmith trade name, respectively, and $1.0 million and $3.8 million related to our Drybar trade name, respectively. The remaining carrying values of the Revlon trademark license and Curlsmith and Drybar trade names as of August 31, 2025 were $40.7 million, $9.8 million and $2.9 million, respectively.

During the first quarter of fiscal 2026, our definite-lived customer relationships and lists assessment resulted in a total impairment charge of $19.5 million, which includes $10.7 million and $8.8 million related to our Drybar and Hydro Flask customer relationships, respectively, which reduced the carrying values of these assets to zero. No impairment charges were recognized during the three months ended August 31, 2025 related to our customer relationships and lists.

During the first quarter of fiscal 2026, our other intangible assets assessment resulted in a total impairment charge of $3.6 million, which includes $2.8 million and $0.8 million related to Drybar and Hydro Flask other intangibles, respectively, which reduced the carrying values of these assets to zero. No impairment charges were recognized during the three months ended August 31, 2025 related to our other intangible assets.

Our Hydro Flask and Osprey intangible assets are included within our Home & Outdoor segment. Our Revlon, Curlsmith, Drybar and PUR intangible assets are included within our Beauty & Wellness segment. During the first quarter of fiscal 2026, in connection with our annual budgeting and forecasting process, management reduced its forecasts for net sales revenue, gross margin and earnings before interest and taxes to reflect the tariff policies in effect and the related macroeconomic environment at the end of our first quarter of fiscal 2026, including the corresponding impact on consumer spending and retailer orders, as applicable. The revised forecasts also resulted in management selecting lower residual growth rates, which were also reflective of revised long-term industry growth expectations, and royalty rates, as applicable. During the second quarter of fiscal 2026, management further reduced its forecasts for net sales revenue, gross margin and earnings before interest and taxes to reflect the tariff policies in effect and the related macroeconomic environment at the end of our second quarter of fiscal 2026, including the impact on consumer spending, retailer orders and China cross border ecommerce due to a shift to localized distribution, as applicable. An inability to achieve expected revenue and profitability in line with our internal projections could result in further declines in the fair value that may result in additional impairment charges to these intangible assets.

As of August 31, 2025, all of our other indefinite-lived and definite-lived trademark licenses and trade names had a fair value that exceeded their carrying value by at least 10%.

The assumptions and estimates used in determining the fair value of our intangible assets involve significant elements of subjective judgment and analysis by management. Certain future events and circumstances, including higher tariffs, deterioration of retail economic conditions, higher cost of capital, or a decline in actual and expected consumer demand, could result in changes to these assumptions and judgments. A revision of these estimates and assumptions could cause the fair values of the intangible assets to fall below their respective carrying values, resulting in impairment charges, which could have a material adverse effect on our results of operations.

The estimates and assumptions inherent in determining the fair value of our intangible assets are subject to the same risks described above for determining the fair value of our goodwill. Further declines in anticipated consumer spending or an inability to achieve expected revenue and profitability in line with our strategic long-term plans, including our tariff mitigation plans, could result in declines in the fair value that may result in impairment charges to our intangible assets. We will continue to monitor our intangible assets for any triggering events or other signs of impairment including consideration of changes in tariff rates and the macroeconomic environment, significant declines in sales or operating results, and other factors, which could result in impairment charges in the future. For additional information, refer to Note 5 and Note 11 to the accompanying condensed consolidated financial statements.

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

•the risks of significant tariffs or other restrictions continuing to be placed on imports from China, Mexico or Vietnam, including by the current U.S. presidential administration which has promoted and implemented plans to raise tariffs and pursue other trade policies intended to restrict imports, or any retaliatory trade measures taken by China, Mexico or Vietnam;
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
•our dependence on whether we are classified as a “controlled foreign corporation” for U.S. federal income tax purposes which impacts the tax treatment of our non-U.S. income;
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described in Part I, Item 3., “Legal Proceedings” of our Form 10-K. Since the filing of our Form 10-K, there have been no material changes in our legal proceedings from those disclosed therein, except as updated herein in the discussion in Note 9 to the accompanying condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

The ownership of our common stock involves a number of risks and uncertainties. When evaluating the Company and our business before making an investment decision regarding our securities, potential investors should carefully consider the risk factors and uncertainties described in Part I, Item 1A., “Risk Factors” of our Form 10-K. Since the filing of our Form 10-K, there have been no material changes in our risk factors from those disclosed therein.

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

Our current equity-based compensation plans include provisions that allow for the “net exercise” of share-settled awards by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option or other share-based award holders are settled by having the holder tender back to us a number of shares at fair value equal to the amounts due. Net exercises are treated as repurchases of shares.

The following table summarizes our share repurchase activity for the periods shown:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
June 1 through June 30, 2025	2,929	$30.72	2,929	$498,508
July 1 through July 31, 2025	1,701	26.84	1,701	498,462
August 1 through August 31, 2025	649	24.06	649	498,446
Total	5,279	$28.65	5,279
(1)The number of shares includes shares of common stock acquired from associates who tendered shares to satisfy the tax withholding on equity awards as part of our long-term incentive plans. For the periods presented, there were no common stock open market repurchases.
(2)Reflects the remaining dollar value of shares that could be purchased under our current stock repurchase authorization through the expiration or termination of the plan. For additional information, see Note 7 to the accompanying condensed consolidated financial statements.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended August 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.	EXHIBITS
	(a)	Exhibits

10.1†
Helen of Troy Limited 2025 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2025).

10.2†
Employment Agreement among Helen of Troy Limited, Helen of Troy Nevada Corporation and Scott Uzzell, dated August 12, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2025).

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of (Loss) Income, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.

		104	Cover Page, Interactive Data File formatted in iXBRL and contained in Exhibit 101.

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	October 9, 2025	/s/ G. Scott Uzzell
G. Scott Uzzell
Chief Executive Officer and Principal Executive Officer

Date:	October 9, 2025	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer