Form 10-Q
period 2025-11-30
HELEN OF TROY LTD
filed 2026-01-08
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2025
or
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
As of January 2, 2026, there were 23,072,103 common shares, $0.10 par value per share, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except shares and par value)	November 30, 2025	February 28, 2025
Assets
Assets, current:
Cash and cash equivalents	$27,137	$18,867
Receivables, less allowances of $4,475 and $4,294	435,977	428,330
Inventory	505,265	452,615
Prepaid expenses and other current assets	27,639	26,102
Income taxes receivable	8,094	5,798
Total assets, current	1,004,112	931,712

Property and equipment, net of accumulated depreciation of $224,732 and $200,176	331,248	330,029
Goodwill	530,186	1,182,899
Other intangible assets, net of accumulated amortization of $172,310 and $205,757	398,527	566,756
Operating lease assets	50,885	35,063
Deferred tax assets, net	3,648	67,660
Other assets	22,203	17,964
Total assets	$2,340,809	$3,132,083

Liabilities and Stockholders’ Equity
Liabilities, current:
Accounts payable	$284,395	$269,405
Accrued expenses and other current liabilities	216,337	160,740
Income taxes payable	29,893	26,739
Long-term debt, current maturities	23,438	9,375
Total liabilities, current	554,063	466,259

Long-term debt, excluding current maturities	868,955	907,519
Lease liabilities, non-current	54,491	39,949
Deferred tax liabilities, net	9,584	29,283
Other liabilities, non-current	1,458	5,634
Total liabilities	1,488,551	1,448,644

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 23,045,795 and 22,856,066 shares issued and outstanding	2,305	2,286
Additional paid in capital	383,005	367,106
Accumulated other comprehensive (loss) income	(1,404)	2,278
Retained earnings	468,352	1,311,769
Total stockholders’ equity	852,258	1,683,439
Total liabilities and stockholders’ equity	$2,340,809	$3,132,083

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of (Loss) Income (Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands, except per share data)	2025	2024	2025	2024
Sales revenue, net	$512,829	$530,706	$1,316,265	$1,421,774
Cost of goods sold	272,485	271,378	710,229	743,297
Gross profit	240,344	259,328	606,036	678,477

Selling, general and administrative expense (“SG&A”)	182,808	180,692	527,471	530,865
Asset impairment charges	65,906	—	806,685	—
Restructuring charges	—	3,518	3,005	6,879
Operating (loss) income	(8,370)	75,118	(731,125)	140,733

Non-operating income, net	211	198	768	468
Interest expense	15,855	12,164	43,884	37,923
(Loss) income before income tax	(24,014)	63,152	(774,241)	103,278

Income tax expense	60,042	13,536	69,176	30,444
Net (loss) income	$(84,056)	$49,616	$(843,417)	$72,834

(Loss) earnings per share:
Basic	$(3.65)	$2.17	$(36.70)	$3.16
Diluted	(3.65)	2.17	(36.70)	3.15

Weighted average shares used in computing (loss) earnings per share:
Basic	23,035	22,853	22,979	23,064
Diluted	23,035	22,882	22,979	23,118

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2025	2024	2025	2024
Net (loss) income	$(84,056)	$49,616	$(843,417)	$72,834
Other comprehensive income (loss), net of tax:
Cash flow hedge activity - interest rate swaps	(433)	1,934	(590)	(587)
Cash flow hedge activity - foreign currency contracts	4,490	2,824	(3,092)	1,731
Total other comprehensive income (loss), net of tax	4,057	4,758	(3,682)	1,144
Comprehensive (loss) income	$(79,999)	$54,374	$(847,099)	$73,978

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 29, 2024	23,751	$2,375	$348,739	$2,099	$1,284,229	$1,637,442
Net income	—	—	—	—	6,204	6,204
Other comprehensive income, net of tax	—	—	—	698	—	698
Exercise of stock options	6	1	351	—	—	352
Issuance and settlement of restricted stock	71	7	(7)	—	—	—
Issuance of common stock related to stock purchase plan	19	2	2,004	—	—	2,006
Common stock repurchased and retired	(1,037)	(104)	(6,720)	—	(96,211)	(103,035)
Share-based compensation	—	—	5,833	—	—	5,833
Balances at May 31, 2024	22,810	$2,281	$350,200	$2,797	$1,194,222	$1,549,500
Net income	—	—	—	—	17,014	17,014
Other comprehensive loss, net of tax	—	—	—	(4,312)	—	(4,312)
Issuance and settlement of restricted stock	6	—	—	—	—	—
Common stock repurchased and retired	(1)	—	(109)	—	—	(109)
Share-based compensation	—	—	5,487	—	—	5,487
Balances at August 31, 2024	22,815	$2,281	$355,578	$(1,515)	$1,211,236	$1,567,580
Net income	—	—	—	—	49,616	49,616
Other comprehensive income, net of tax	—	—	—	4,758	—	4,758
Issuance and settlement of restricted stock	5	1	(1)	—	—	—
Issuance of common stock related to stock purchase plan	33	3	1,519	—	—	1,522
Common stock repurchased and retired	—	—	(30)	—	—	(30)
Share-based compensation	—	—	4,730	—	—	4,730
Balances at November 30, 2024	22,853	$2,285	$361,796	$3,243	$1,260,852	$1,628,176

Balances at February 28, 2025	22,856	$2,286	$367,106	$2,278	$1,311,769	$1,683,439
Net loss	—	—	—	—	(450,718)	(450,718)
Other comprehensive loss, net of tax	—	—	—	(5,756)	—	(5,756)
Issuance and settlement of restricted stock	75	7	(8)	—	—	(1)
Issuance of common stock related to stock purchase plan	39	4	1,753	—	—	1,757
Common stock repurchased and retired	(25)	(3)	(1,328)	—	—	(1,331)
Share-based compensation	—	—	296	—	—	296
Balances at May 31, 2025	22,945	$2,294	$367,819	$(3,478)	$861,051	$1,227,686
Net loss	—	—	—	—	(308,643)	(308,643)
Other comprehensive loss, net of tax	—	—	—	(1,983)	—	(1,983)
Issuance and settlement of restricted stock	22	2	(1)	—	—	1
Common stock repurchased and retired	(5)	—	(151)	—	—	(151)
Share-based compensation	—	—	9,372	—	—	9,372
Balances at August 31, 2025	22,962	$2,296	$377,039	$(5,461)	$552,408	$926,282
Net loss	—	—	—	—	(84,056)	(84,056)
Other comprehensive income, net of tax	—	—	—	4,057	—	4,057
Issuance and settlement of restricted stock	39	4	(2)	—	—	2
Issuance of common stock related to stock purchase plan	56	6	1,161	—	—	1,167
Common stock repurchased and retired	(11)	(1)	(223)	—	—	(224)
Share-based compensation	—	—	5,030	—	—	5,030
Balances at November 30, 2025	23,046	$2,305	$383,005	$(1,404)	$468,352	$852,258

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended November 30,
(in thousands)	2025	2024
Cash provided by operating activities:
Net (loss) income	$(843,417)	$72,834
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	39,781	40,850
Amortization of financing costs	1,159	957
Non-cash operating lease expense	6,770	8,583
Provision for credit losses	194	(537)
Non-cash share-based compensation	14,698	16,050
Asset impairment charges	806,685	—
Loss on extinguishment of debt	855	—
Gain on the sale or disposal of property and equipment	(217)	(10)
Deferred income taxes and tax credits	45,304	8,400
Changes in operating capital, net of effects of acquisition of business:
Receivables	(6,239)	(61,806)
Inventory	(52,650)	(54,745)
Prepaid expenses and other current assets	(6,615)	(9,700)
Other assets and liabilities, net	(1,839)	(428)
Accounts payable	12,271	71,042
Accrued expenses and other current liabilities	44,760	(2,845)
Accrued income taxes	(1,687)	(10,409)
Net cash provided by operating activities	59,813	78,236

Cash used by investing activities:
Capital and intangible asset expenditures	(31,006)	(22,155)
Net proceeds from business acquired	3,880	—
Payments for purchases of U.S. Treasury Bills	(2,092)	(3,441)
Proceeds from the maturity of U.S. Treasury Bills	1,916	1,872
Proceeds from the sale of property and equipment	252	145
Net cash used by investing activities	(27,050)	(23,579)

Cash used by financing activities:
Proceeds from revolving loans	450,510	747,840
Repayment of revolving loans	(713,110)	(675,890)
Proceeds from term loans	250,000	—
Repayment of long-term debt	(11,719)	(4,687)
Payment of financing costs	(1,392)	(323)
Proceeds from share issuances under share-based compensation plans	2,924	3,880
Payments for repurchases of common stock	(1,706)	(103,174)
Net cash used by financing activities	(24,493)	(32,354)

Net increase in cash and cash equivalents	8,270	22,303
Cash and cash equivalents, beginning balance	18,867	18,501
Cash and cash equivalents, ending balance	$27,137	$40,804

Supplemental non-cash investing activity:
Capital expenditures included in accounts payable and accrued expenses	$6,640	$6,935

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
November 30, 2025

Note 1 - Basis of Presentation and Related Information

Corporate Overview

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of November 30, 2025 and February 28, 2025, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2025 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. Our portfolio of brands includes OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools, Drybar, Curlsmith, Revlon and Olive & June, among others. As of November 30, 2025, we operated two reportable segments: Home & Outdoor and Beauty & Wellness.

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

Note 3 - Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities was as follows:

(in thousands)	November 30, 2025	February 28, 2025
Accrued compensation, benefits and payroll taxes	$31,422	$16,096
Accrued sales discounts and allowances	51,753	36,600
Accrued sales returns	22,583	20,190
Accrued advertising	32,951	25,716
Other	77,628	62,138
Total accrued expenses and other current liabilities	$216,337	$160,740

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

During the first quarter of fiscal 2026, we made adjustments to provisional asset and liability balances, which resulted in a corresponding net decrease to goodwill of $0.3 million. We also finalized the net working capital adjustment during the first quarter of fiscal 2026, which resulted in a $3.9 million reduction to the total purchase consideration and goodwill. During the third quarter of fiscal 2026, we made adjustments to a provisional current liability balance, which resulted in a corresponding de minimis increase to goodwill.

The following table presents the preliminary estimated fair values of assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Assets:
Receivables	$13,182
Inventory	15,121
Prepaid expenses and other current assets	3,920
Property and equipment	1,490
Goodwill	150,726
Trade names - definite	51,000
Customer relationships - definite	8,000
Other intangible assets - definite	1,600
Other assets	275
Total assets	245,314
Liabilities:
Accounts payable	5,614
Accrued expenses and other current liabilities	12,731
Other liabilities, non-current	2,300
Total liabilities	20,645
Net assets recorded	$224,669

Note 5 - Goodwill and Intangibles

We perform annual impairment testing each fiscal year and interim impairment testing, if necessary. We write down any asset deemed to be impaired to its fair value.

During the first, second and third quarters of fiscal 2026, we concluded that a goodwill impairment triggering event had occurred due to a further sustained decline in our stock price, resulting in our carrying value (excluding long-term debt) exceeding the Company’s total enterprise value (market capitalization plus long-term debt). Additional factors that contributed to these conclusions included downward revisions to our internal forecasts and strategic long-term plans, which reflect the tariff policies in effect and the related macroeconomic environment at the end of our first, second and third quarters of fiscal 2026, including the corresponding impact on consumer spending and retailer orders. These factors were applicable to all of our reporting units, indefinite-lived trademark licenses and trade names and definite-lived trademark licenses, trade names and certain other intangible assets. Thus, we performed quantitative impairment testing on our goodwill and intangible assets described above during the first, second and third quarters of fiscal 2026.

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

Based on the outcome of these assessments, we recognized pre-tax asset impairment charges as follows:

(in thousands)	Three Months Ended November 30, 2025	Nine Months Ended November 30, 2025
Home & Outdoor (1)	$24,000	$328,632
Beauty & Wellness (2)	41,906	478,053
Total	$65,906	$806,685
(1)Asset impairment charges recognized for our Home & Outdoor segment included charges for our Hydro Flask and Osprey businesses of $15.0 million and $9.0 million, respectively, for the three months ended November 30, 2025 and $180.5 million and $148.1 million, respectively, for the nine months ended November 30, 2025.
(2)Asset impairment charges recognized for our Beauty & Wellness segment included charges for our Health & Wellness, Drybar and Curlsmith businesses of $10.7 million, $3.1 million and $28.2 million, respectively, for the three months ended November 30, 2025 and for our Health & Wellness, Drybar, Curlsmith and Revlon businesses of $207.3 million, $154.5 million, $92.8 million and $23.5 million, respectively, for the nine months ended November 30, 2025.

During the first quarter of fiscal 2026, in connection with our annual budgeting and forecasting process, management reduced its forecasts for net sales revenue, gross margin and earnings before interest and taxes to reflect the tariff policies in effect and the related macroeconomic environment at the end of our first quarter of fiscal 2026, including the corresponding impact on consumer spending and retailer orders, as applicable. The revised forecasts also resulted in management selecting lower residual growth rates, which were also reflective of revised long-term industry growth expectations, and royalty rates, as applicable. During the second and third quarters of fiscal 2026, management further reduced its forecasts for net sales revenue, gross margin and earnings before interest and taxes to reflect the tariff policies in effect, timing of corresponding price increases and the related macroeconomic environment at the end of our second and third quarters of fiscal 2026, including the impact on consumer spending, retailer orders and China cross border ecommerce due to a shift to localized distribution, as applicable. We did not recognize any asset impairment charges during the three and nine months ended November 30, 2024. Refer to Note 11 for additional information on our valuation method and related assumptions and estimates. For additional information regarding the testing and analysis performed, refer to “Critical Accounting Policies and Estimates” in Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The following table summarizes the changes in our goodwill by segment for the nine months ended November 30, 2025:

(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Gross carrying amount as of February 28, 2025	$491,777	$729,792	$1,221,569
Accumulated impairment as of February 28, 2025	—	(38,670)	(38,670)
Net carrying amount as of February 28, 2025	$491,777	$691,122	$1,182,899
Acquisitions (1)	—	(4,113)	(4,113)
Impairment charges (2)	(229,058)	(419,542)	(648,600)
Gross carrying amount as of November 30, 2025	$491,777	$725,679	$1,217,456
Accumulated impairment as of November 30, 2025	(229,058)	(458,212)	(687,270)
Net carrying amount as of November 30, 2025	$262,719	$267,467	$530,186

(1)Reflects a favorable post-closing adjustment to goodwill recorded in the Beauty & Wellness segment during the first quarter of fiscal 2026, partially offset by an increase to goodwill for adjustments to a provisional current liability balance during the third quarter of fiscal 2026 in connection with the acquisition of Olive & June on December 16, 2024. For additional information see Note 4.
(2)The Home & Outdoor segment reflects goodwill impairment charges related to our Hydro Flask and Osprey reporting units of $115.9 million and $113.1 million, respectively, for the nine months ended November 30, 2025. No goodwill impairment charges were recognized during the three months ended November 30, 2025 related to our Home & Outdoor segment. The Beauty & Wellness segment reflects goodwill impairment charges related to our Health & Wellness, Drybar and

Curlsmith reporting units of $10.7 million, $0.2 million and $28.2 million, respectively, for the three months ended November 30, 2025 and $200.3 million, $134.3 million and $85.0 million, respectively, for the nine months ended November 30, 2025. The remaining carrying values of the Osprey, Health & Wellness and Curlsmith reporting units’ goodwill as of November 30, 2025 were $96.6 million, $84.7 million and $32.1 million, respectively. The goodwill impairment charges recognized for the Hydro Flask and Drybar reporting units reduced the carrying values of their goodwill to zero.

The following table summarizes the components of our other intangible assets as follows:

	November 30, 2025			February 28, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Trademark licenses	$7,400	$—	$7,400	$7,400	$—	$7,400
Trade names (1)	257,200	—	257,200	358,200	—	358,200

Definite-lived:
Trademark licenses (2)	45,700	(2,915)	42,785	75,050	(9,454)	65,596
Trade names (3)	65,253	(3,850)	61,403	89,365	(14,030)	75,335
Customer relationships and lists (4)	137,001	(115,463)	21,538	168,201	(120,932)	47,269
Other intangibles (5)	58,283	(50,082)	8,201	74,297	(61,341)	12,956
Total	$570,837	$(172,310)	$398,527	$772,513	$(205,757)	$566,756
(1)Balances as of November 30, 2025 reflect total impairment charges of $24.0 million during the three months ended November 30, 2025 which includes $15.0 million related to our Hydro Flask trade name and $9.0 million related to our Osprey trade name and $97.0 million during the nine months ended November 30, 2025, which includes $55.0 million related to our Hydro Flask trade name, $35.0 million related to our Osprey trade name and $7.0 million related to our PUR trade name. The remaining carrying values of the Osprey and PUR trade names as of November 30, 2025 were $135.0 million and $47.0 million, respectively. The impairment charges were recorded in the Home & Outdoor segment for Hydro Flask and Osprey and in the Beauty & Wellness segment for PUR. The remaining carrying value of the Hydro Flask trade name of $4.0 million was reclassified to a definite-lived trade name as of November 30, 2025 and assigned a useful life of 10 years.
(2)Balances as of November 30, 2025 reflect total impairment charges recorded in the Beauty & Wellness segment during the nine months ended November 30, 2025 of $23.5 million related to our Revlon trademark license. The remaining carrying value of this trademark license as of November 30, 2025 was $40.4 million. As of November 30, 2025, the remaining useful life of the Revlon trademark license was revised from approximately 35 years to 10 years, which will increase annual amortization expense by approximately $2.9 million. No impairment charges were recognized during the three months ended November 30, 2025 related to our definite-lived trademark licenses.
(3)Balances as of November 30, 2025 reflect total impairment charges recorded in the Beauty & Wellness segment of $2.9 million during the three months ended November 30, 2025 related to our Drybar trade name and $14.5 million during the nine months ended November 30, 2025, which includes $7.8 million related to our Curlsmith trade name and $6.7 million related to our Drybar trade name. The remaining carrying value of the Curlsmith trade name as of November 30, 2025 was $9.6 million. The impairment charge recognized for the Drybar trade name reduced its carrying value to zero. The balance above also includes the carrying value of the Hydro Flask trade name of $4.0 million that was reclassified from an indefinite-lived trade name to a definite-lived trade name as of November 30, 2025.
(4)Balances as of November 30, 2025 reflect total impairment charges of $19.5 million recognized during the nine months ended November 30, 2025, which includes $10.7 million and $8.8 million recorded in the Beauty & Wellness and Home & Outdoor segments, respectively, related to our Drybar and Hydro Flask customer relationships which reduced the carrying values of these assets to zero. No impairment charges were recognized during the three months ended November 30, 2025 related to our customer relationships and lists.
(5)Balances as of November 30, 2025 reflect total impairment charges of $3.6 million recognized during the nine months ended November 30, 2025, which includes $2.8 million and $0.8 million recorded in the Beauty & Wellness and Home & Outdoor segments, respectively, related to Drybar and Hydro Flask other intangibles which reduced the carrying values of these assets to zero. No impairment charges were recognized during the three months ended November 30, 2025 related to our other intangible assets.

During the three and nine months ended November 30, 2025, we recorded amortization expense of $3.7 million and $12.6 million, respectively, compared to $4.5 million and $13.6 million during the same periods last year, respectively.

The following table summarizes amortization expense related to our other intangible assets as follows:

Estimated Amortization Expense (in thousands)
Fiscal 2026	$17,096
Fiscal 2027	14,587
Fiscal 2028	11,920
Fiscal 2029	11,892
Fiscal 2030	11,595
Fiscal 2031	10,759

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

The Helen of Troy Limited 2018 Stock Incentive Plan (“2018 Plan”) became effective on August 22, 2018. On August 20, 2025, our shareholders approved the 2025 Stock Incentive Plan (the “2025 Plan”) which replaced the 2018 Plan. As a result, the 2018 Plan terminated on August 20, 2025, but will continue to apply to awards granted under the 2018 Plan before such date. The 2025 Plan permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. As of November 30, 2025, the 2025 Plan had 1,092,393 shares available for future issuance, including shares which remained available for issuance under the 2018 Plan immediately prior to August 20, 2025.

We recorded share-based compensation expense in SG&A as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2025	2024	2025 (1)	2024
Directors’ stock compensation	$196	$197	$588	$589
Service Condition Awards	3,462	2,711	14,030	8,105
Performance Condition Awards	734	563	(2,128)	2,703
Market Condition Awards	309	842	1,318	3,609
Employee stock purchase plan	329	417	890	1,044
Share-based compensation expense	5,030	4,730	14,698	16,050
Less: income tax benefits	(521)	(354)	(1,123)	(839)
Share-based compensation expense, net of income tax benefits	$4,509	$4,376	$13,575	$15,211
(1)Share-based compensation expense during the nine months ended November 30, 2025 includes a benefit for Performance Condition Awards, as a result of a change in estimate from target achievement to zero percent achievement for Performance Condition Awards granted during fiscal 2024.

Unrecognized Share-Based Compensation Expense

As of November 30, 2025, our total unrecognized share-based compensation for all awards was $20.8 million, which will be recognized over a weighted average amortization period of 2.0 years. The total unrecognized share-based compensation reflects an estimate of target achievement for Performance Condition Awards granted during fiscal 2026 and fiscal 2025 and an estimate of zero percent of target achievement for Performance Condition Awards granted during fiscal 2024.

Note 7 - Repurchases of Common Stock

In August 2024, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 20, 2024, for a period of three years, and replaced our former repurchase authorization. As of November 30, 2025, our repurchase authorization allowed for the purchase of $498.2 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Common stock repurchased on the open market:
Number of shares	—	—	—	1,011,243
Aggregate value of shares	$—	$—	$—	$100,019
Average price per share	$—	$—	$—	$98.91

Common stock received in connection with share-based compensation:
Number of shares	11,025	448	40,964	27,223
Aggregate value of shares	$224	$30	$1,706	$3,155
Average price per share	$20.30	$66.34	$41.64	$115.89

Note 8 - Restructuring Plan

During fiscal 2023, we initiated a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and effectiveness and reduce costs (referred to as “Project Pegasus”). During the fourth quarter of fiscal 2025, we completed Project Pegasus, but still expect to realize the targeted savings through fiscal 2027. Project Pegasus included initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate and amplify cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending and improve our cash flow and working capital, as well as other activities. These initiatives created operating efficiencies, as well as provided a platform to fund growth investments. During fiscal 2023, 2024 and 2025, we incurred restructuring charges in connection with Project Pegasus primarily for professional fees and severance and employee related costs, which were recorded as “Restructuring charges” in the condensed consolidated statements of (loss) income. Restructuring charges primarily represented cash expenditures and were substantially paid by the end of fiscal 2025, with a remaining liability of $7.7 million as of February 28, 2025.

During the three and nine months ended November 30, 2024, we incurred $3.5 million and $6.9 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were primarily comprised of severance and employee related costs, contract termination costs and professional fees. During the nine months ended November 30, 2025 and November 30, 2024, we made total cash restructuring payments related to Project Pegasus of $5.7 million and $9.8 million, respectively, and had a remaining liability of $2.0 million as of November 30, 2025 which is included in accrued expenses and other current liabilities. The cash payments during both the nine months ended November 30, 2025 and 2024 were primarily for severance and employee related costs. For information regarding Project Pegasus savings, refer to Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Project Pegasus.”

Note 9 - Commitments and Contingencies

Legal Matters

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described below.

On December 23, 2021, Brita LP filed a complaint against Kaz USA, Inc. and Helen of Troy Limited in the U.S. District Court for the Western District of Texas (the “Patent Litigation”), alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. In the Patent Litigation, Brita LP seeks monetary damages and injunctive relief relating to the alleged infringement. Brita LP simultaneously filed a complaint with the U.S. International Trade Commission (“ITC”) against Kaz USA, Inc., Helen of Troy Limited and five other unrelated companies that sell water filtration systems (the “ITC Action”). The complaint in the ITC Action also alleged patent infringement by the Company with respect to a limited set of PUR gravity-fed water filtration systems. In the ITC Action, Brita LP requested the ITC to initiate an unfair import investigation relating to such filtration systems. This action sought injunctive relief to prevent entry of certain accused PUR products (and certain other products) into the U.S. and cessation of marketing and sales of existing inventory already in the U.S. On January 25, 2022, the ITC instituted the investigation requested by the ITC Action. Discovery closed in the ITC Action in May 2022, and approximately half of the originally identified PUR gravity-fed water filters were removed from the case and are no longer included in the ITC Action. In August 2022, the parties participated in the evidentiary hearing, with additional supplemental hearings in October 2022. On February 28, 2023, the ITC issued an Initial Determination in the ITC Action, tentatively ruling against the Company and the other unrelated respondents. The ITC has a guaranteed review process, and thus all respondents, including the Company, filed a petition with the ITC for a full review of the Initial Determination. On September 19, 2023, the ITC issued its Final Determination in the Company’s favor. The ITC determined there was no violation by the Company and terminated the investigation. Brita LP subsequently appealed the ITC’s decision to the Federal Circuit (“CAFC Appeal”) and filed its Notice of Appeal on October 24, 2023. The Company intervened in the CAFC Appeal and oral argument occurred on August 5, 2025.

In connection with the CAFC Appeal, on October 15, 2025, the Federal Circuit issued a precedential opinion affirming the ITC’s decision that Brita LP’s claims were invalid. Following the ITC’s determinations with respect to the ITC Action and the Federal Circuit’s opinion in the CAFC Appeal, on December 22, 2025, Brita filed a notice to dismiss the Patent Litigation in the District Court. We expect the Court’s order dismissing the case in due course.

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

Note 10 - Long-Term Debt

A summary of our long-term debt follows:

(in thousands)	November 30, 2025	February 28, 2025
Credit Agreement (1):
Revolving loans	$415,499	$678,100
Term loans	482,032	243,750
Total borrowings under Credit Agreement	897,531	921,850
Unamortized prepaid financing fees	(5,138)	(4,956)
Total long-term debt	892,393	916,894
Less: current maturities of long-term debt	(23,438)	(9,375)
Long-term debt, excluding current maturities	$868,955	$907,519
(1)The weighted average interest rates on borrowings outstanding under the Credit Agreement (defined below) inclusive of the impact of our interest rate swaps as of November 30, 2025 and February 28, 2025 were 5.8% and 5.6%, respectively.

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

The floating interest rates on our borrowings under the Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $625 million and $550 million of the outstanding principal balance under the Credit Agreement as of November 30, 2025 and February 28, 2025, respectively. See Notes 11, 12, and 13 for additional information regarding our interest rate swaps.

In connection with the acquisition of Olive & June, we provided notice of a Qualified Acquisition (as defined in the Credit Agreement) and borrowed $235.0 million under our Credit Agreement to fund the acquisition initial cash consideration. The exercise of the Qualified Acquisition notice triggered temporary adjustments to the maximum Leverage Ratio, which was 3.50 to 1.00 before the impact of the qualified acquisition notice. As a result of the Qualified Acquisition notice, commencing at the beginning of our fourth quarter of fiscal 2025, the maximum Leverage Ratio was 4.50 to 1.00 through November 30, 2025. For additional information on the acquisition, see Note 4.

On November 25, 2025, we entered into an amendment to the Credit Agreement (the “Amendment”), which provides for the following:
•Reduces the commitment under the revolving credit facility from $1.0 billion to $750.0 million;
•Adds a maximum tier level pursuant to which, if the Net Leverage Ratio is greater than or equal to 4.00 to 1.00, then borrowings under the Credit Agreement bear floating interest at either the Base Rate or Term SOFR, plus a margin of 1.375% and 2.375% for Base Rate and Term SOFR borrowings, respectively, plus a credit spread of 0.10% for Term SOFR borrowings;
•Amends the minimum Interest Coverage Ratio financial covenant to replace the numerator with a Consolidated EBITDA measure instead of a Consolidated EBIT measure (as those terms are defined in the Credit Agreement);
•Amends the maximum Leverage Ratio financial covenant so that it is not permitted to be greater than as set forth below as of the end of the fiscal quarter:

Fiscal Quarter Ending	Maximum Leverage Ratio
November 30, 2025	4.50 to 1.00
February 28, 2026 through August 31, 2026	4.50 to 1.00
November 30, 2026	4.00 to 1.00
February 28, 2027 through May 31, 2027	3.75 to 1.00
August 31, 2027 and each fiscal quarter thereafter	3.50 to 1.00
We may elect to use the Leverage Holiday (as defined in the Credit Agreement) in connection with the consummation of a Qualified Acquisition after August 31, 2027, if we are in compliance with the terms of the Credit Agreement and meet the other terms and conditions relating to a Qualified Acquisition.
•Until August 31, 2027, the following negative covenants are reduced, as described in the Amendment, a general investments basket, an unsecured indebtedness basket and the Permitted Receivables Financings (as defined in the Credit Agreement) basket.

In connection with the Amendment, we recognized a $0.9 million charge within interest expense to write-off unamortized prepaid financing fees related to the revolver due to the reduced commitment and capitalized $1.0 million of lender and third-party fees during the third quarter of fiscal 2026, which were recorded as prepaid financing fees in long-term debt.

As of November 30, 2025, the balance of outstanding letters of credit was $9.5 million, the amount available for revolving loans under the Credit Agreement, as amended, was $334.5 million and the amount available per the maximum Leverage Ratio was $135.6 million. Covenants in the Credit Agreement, as amended, limit the amount of total indebtedness we can incur. As of November 30, 2025, these covenants effectively limited our ability to incur more than $135.6 million of additional debt from all sources, including the Credit Agreement, as amended.

Debt Covenants

As of November 30, 2025, we were in compliance with all covenants as defined under the terms of the Credit Agreement, as amended.

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

The following table presents the fair value of our financial assets and liabilities:

	Fair Value
(in thousands)	November 30, 2025	February 28, 2025
Assets:
Cash equivalents (money market accounts)	$3,523	$3,852
U.S. Treasury Bills	11,694	11,268
Interest rate swaps	363	1,065
Foreign currency derivatives	1,059	2,163
Total assets	$16,639	$18,348

Liabilities:
Interest rate swaps	$288	$221
Contingent consideration	4,800	4,100
Foreign currency derivatives	2,877	119
Total liabilities	$7,965	$4,440

All of our financial assets and liabilities, except for our investments in U.S. Treasury Bills, are measured and recorded at fair value on a recurring basis. Our investments in U.S. Treasury Bills are recorded at amortized cost. As of November 30, 2025 and February 28, 2025, the current carrying amounts of our U.S. Treasury Bills were $2.6 million and $2.5 million, respectively, and were included within prepaid expenses and other current assets in our condensed consolidated balance sheets. As of November 30, 2025 and February 28, 2025, the non-current carrying amounts of our U.S. Treasury Bills were $8.9 million and $8.7 million, respectively, and were included within other assets in our condensed consolidated balance sheets.

The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and other current liabilities and income taxes receivable and payable approximate fair value because of the short maturity of these items. The carrying amounts of receivables approximate fair value due to the effect of the related allowance for credit losses. The carrying amount of our floating rate long-term debt approximates its fair value.

Our investments in U.S. Treasury Bills are classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. We invest in U.S. Treasury Bills with maturities ranging from one to five years. As of both November 30, 2025 and February 28, 2025, gross unrealized gains were $0.1 million and losses were not material. During the three and nine months ended November 30, 2025, we recognized interest income on these investments of $0.1 million and $0.4 million, respectively, which is included in “Non-operating income, net” in our condensed consolidated statements of (loss) income. During the three and nine months ended November 30, 2024, we recognized interest income on these investments of $0.1 million and $0.2 million, respectively.

We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates. In addition, we use interest rate swaps to manage our exposure to changes in interest rates. All of our derivative assets and liabilities are recorded at fair value. See Notes 12 and 13 for more information on our derivatives.

In connection with the acquisition of Olive & June in December 2024, we recognized contingent consideration, as a result of the total purchase consideration including contingent cash consideration of up to $15.0 million payable annually in three equal installments subject to Olive & June achieving certain adjusted EBITDA targets during calendar years 2025, 2026 and 2027. If the annual adjusted EBITDA target is not met, no payment is required. As of the acquisition date, we recorded a liability for the estimated fair value of the contingent consideration of $4.1 million, of which $1.8 million and $2.3 million was included within accrued expenses and other current liabilities and other liabilities, non-current, respectively, in our condensed consolidated balance sheet. This contingent consideration liability is remeasured at fair value each reporting period until the contingency is resolved, with changes in fair value recognized in SG&A. As of November 30, 2025, the estimated fair value of the contingent consideration liability was $4.8 million, of which $4.4 million and $0.4 million was included within accrued expenses and other current liabilities and other liabilities, non-current, respectively, in our condensed consolidated balance sheet. This increase of $0.7 million from the acquisition date fair value was recognized in SG&A during the third quarter of fiscal 2026. The fair value of the contingent consideration liability was determined using a Monte Carlo simulation model, which utilizes projected adjusted EBITDA and corresponding volatility and discount rates to estimate the probability of the adjusted EBITDA targets being achieved. The projected adjusted EBITDA during the earn-out period was derived from internal forecasts and represents a Level 3 input, and was discounted using an estimated discount rate of 14% and 13% as of November 30, 2025 and February 28, 2025, respectively. Adjusted EBITDA volatility was calculated based upon peer companies, and the third quartile of 47% and 33% was selected as a key input into the Monte Carlo simulation model as of November 30, 2025 and February 28, 2025, respectively. In the simulated scenarios where a payment is earned, the projected contingent payments were discounted using an estimated credit risk discount rate of 6.9% and 6.5%, as of November 30, 2025 and February 28, 2025, respectively. Changes in these inputs may result in a significant increase or decrease in the fair value of the contingent consideration liability with a corresponding impact to SG&A.

Level 3 Fair Value Measurements

The following table presents the changes in our Level 3 contingent consideration liability:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$4,100	$—	$4,100	$—
Changes in fair value (1)	700	—	700	—
Balance at end of period	$4,800	$—	$4,800	$—
(1) Reflects an increase in the estimated fair value of our contingent consideration liability, which was recognized in SG&A during the three and nine months ended November 30, 2025.

Non-Recurring Fair Value Measurements

Assets remeasured to fair value on a non-recurring basis during the nine months ended November 30, 2025 represent goodwill, indefinite-lived intangible assets and definite-lived intangible assets, which were impaired. We did not remeasure any assets to fair value on a non-recurring basis during the nine months ended November 30, 2024.

The following table presents the remaining carrying value of the assets that were remeasured to fair value on a non-recurring basis:

		Fair Value Measurements			Fiscal 2026 Asset Impairment Charges
(in thousands)	November 30, 2025	Level 1	Level 2	Level 3
Goodwill	$530,186	$—	$—	$530,186	$648,600
Indefinite-lived intangible assets	264,600	—	—	264,600	97,000
Definite-lived intangible assets	133,927	—	—	133,927	61,085
Total	$928,713	$—	$—	$928,713	$806,685

During the nine months ended November 30, 2025, our impairment testing resulted in impairment charges of $648.6 million, $97.0 million and $61.1 million to reduce the carrying values of our goodwill, indefinite-lived intangible assets and definite-lived intangible assets, respectively, to their estimated fair values of $530.2 million, $264.6 million and $133.9 million, respectively. Refer to Note 5 for additional information on the assets impaired and their remaining carrying values as of November 30, 2025.

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

We estimate the fair value of our trade names and trademark licenses using the relief from royalty method income approach which is based upon a DCF Model. The relief-from-royalty method estimates the fair value of a trade name or trademark license by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. We estimate the fair value of our customer relationships and lists using the distributor method income approach which is based upon a DCF Model. The distributor method uses financial margin information for distributors within the applicable industry and most representative of the Company to estimate a royalty rate. The determination of fair value using these methods entails a significant number of estimates and assumptions, which require management judgment, and include net sales revenue growth rates, discount rates, royalty rates, residual growth rates (as applicable) and customer attrition rates (as applicable). We use internal forecasts and strategic long-term plans to estimate net sales revenue growth rates and royalty rates. We utilize a constant growth model to determine the residual growth rates which are based upon long-term industry growth expectations and long-term expected inflation. Accordingly, this fair value measurement is classified as Level 3 since it is based primarily upon unobservable inputs that reflect management’s assumptions. The most significant unobservable input (Level 3) used to estimate the fair value of our indefinite-lived intangible assets and our definite-lived intangible assets as of November 30, 2025 was a royalty rate that ranged from 0.3% to 5.5%.

For additional information regarding the testing and analysis performed, refer to Note 5 and “Critical Accounting Policies and Estimates” in Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Note 12 - Financial Instruments and Risk Management

Foreign Currency Risk

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales and operating expenses. As a result of such transactions, portions of our cash, accounts receivable and accounts payable are denominated in foreign currencies. Approximately 14% and 15% of our net sales revenue was denominated in foreign currencies during the three and nine months ended November 30, 2025, respectively, compared to 14% for both periods last year, respectively. These sales were primarily denominated in Euros, British Pounds and Canadian Dollars.

We make most of our inventory purchases from manufacturers in Asia and primarily use the U.S. Dollar for such purchases.

In our condensed consolidated statements of (loss) income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign income tax receivables and payables and deferred income tax assets and liabilities are recognized in income tax (benefit) expense, and all other foreign currency exchange rate gains and losses are recognized in SG&A. During the three and nine months ended November 30, 2025, we recorded foreign currency exchange rate net losses of $0.7 million and gains of $8.8 million, respectively, in income tax expense, compared to net losses of $0.5 million and $0.8 million for the same periods last year, respectively. During the three and nine months ended November 30, 2025, we recorded foreign currency exchange rate net losses of $0.3 million and net gains of $1.8 million, respectively, in SG&A, compared to net losses of $1.4 million and $0.8 million for the same periods last year, respectively. We mitigate certain foreign currency exchange rate risk by using forward contracts to protect against the foreign currency exchange rate risk inherent in our transactions denominated in foreign currencies. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. Certain of our forward contracts are designated as cash flow hedges (“foreign currency contracts”) and are recorded on the balance sheet at fair value with changes in fair value recorded in Other Comprehensive Income (Loss) (“OCI”) until the hedge transaction is settled, at which point amounts are reclassified from Accumulated Other Comprehensive (Loss) Income (“AOCI”) to our condensed consolidated statements of (loss) income. Foreign currency derivatives for which we have not elected hedge accounting consist of certain forward contracts, and any changes in the fair value of these derivatives are recorded in our condensed consolidated statements of (loss) income. These undesignated derivatives are used to hedge monetary net asset and liability positions. Cash flows from our foreign currency derivatives are classified as cash flows from operating activities in our condensed consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

Interest Rate Risk

Interest on our outstanding debt as of November 30, 2025 and February 28, 2025 is based on floating interest rates. If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on a portion of our outstanding principal balance under the Credit Agreement, which totaled $897.5 million and $921.9 million as of November 30, 2025 and February 28, 2025, respectively. As of November 30, 2025 and February 28, 2025, $625 million and $550 million of the outstanding principal balance under the Credit Agreement, respectively, was hedged with interest rate swaps to fix the interest rate we pay. Our interest rate swaps are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in OCI until the hedge transaction is settled, at which point amounts are reclassified from AOCI to our condensed consolidated statements of (loss) income. Cash flows from our interest rate swaps are classified as cash flows from operating activities in our condensed consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

The following tables summarize the fair values of our derivative instruments as of the end of the periods presented:

(in thousands)	November 30, 2025
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- Current
Forward contracts - sell Euro	Cash flow	8/2027		€81,600	$261	$366	$1,885	$35
Forward contracts - sell Canadian Dollars	Cash flow	2/2027		$37,100	97	56	133	23
Forward contracts - sell Pounds	Cash flow	12/2027		£36,650	27	179	586	174
Forward contracts - sell Norwegian Kroner	Cash flow	2/2027	kr	38,000	41	10	38	3
Interest rate swaps (1)	Cash flow	8/2027		$725,000	329	34	252	36
Subtotal					755	645	2,894	271

Derivatives not designated under hedge accounting
Forward contracts - sell Euro	(2)	12/2025		€5,020	—	—	—	—
Forward contracts - buy Pounds	(2)	12/2025		£2,200	22	—	—	—
Subtotal					22	—	—	—
Total fair value					$777	$645	$2,894	$271

(in thousands)	February 28, 2025
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities Non- Current
Forward contracts - sell Euro	Cash flow	2/2026		€35,000	$1,266	$—	$—	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2026		$8,000	38	—	—	—
Forward contracts - sell Pounds	Cash flow	2/2026		£24,950	788	—	99	—
Forward contracts - sell Norwegian Kroner	Cash flow	8/2025	kr	10,000	71	—	—	—
Interest rate swaps	Cash flow	8/2026		$550,000	763	302	221	—
Subtotal					2,926	302	320	—

Derivatives not designated under hedge accounting
Forward contracts - sell Euro	(2)	3/2025		€680	—	—	2	—
Forward contracts - sell Pounds	(2)	3/2025		£1,280	—	—	18	—
Subtotal					—	—	20	—
Total fair value					$2,926	$302	$340	$—
(1)Includes a forward-starting interest rate swap agreement with a notional amount of $100 million that becomes effective on March 1, 2026.
(2)These forward contracts, for which we have not elected hedge accounting, hedge monetary net asset and liability positions for the notional amounts reported, creating an economic hedge against currency movements.

The pre-tax effects of derivative instruments designated as cash flow hedges were as follows for the periods presented:

	Three Months Ended November 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2025	2024	Location	2025	2024
Foreign currency contracts - cash flow hedges	$3,644	$3,607	Sales revenue, net	$(2,034)	$(4)
Interest rate swaps - cash flow hedges	174	3,788	Interest expense	736	1,262
Total	$3,818	$7,395		$(1,298)	$1,258

	Nine Months Ended November 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2025	2024	Location	2025	2024
Foreign currency contracts - cash flow hedges	$(8,431)	$2,182	Sales revenue, net	$(4,527)	$(13)
Interest rate swaps - cash flow hedges	2,044	2,545	Interest expense	2,813	3,311
Total	$(6,387)	$4,727		$(1,714)	$3,298

The pre-tax effects of derivative instruments not designated under hedge accounting were as follows for the periods presented:

	Gain (Loss) Recognized in Income
		Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	Location	2025	2024	2025	2024
Forward contracts	SG&A	$(96)	$(67)	$(601)	$21
Total		$(96)	$(67)	$(601)	$21

We expect a net loss of $2.1 million associated with foreign currency contracts and interest rate swaps currently recorded in AOCI to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle. See Notes 11 and 13 for more information.

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

Note 13 - Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component and related tax effects for the periods presented were as follows:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 29, 2024	$1,917	$182	$2,099
Other comprehensive income before reclassification	2,545	2,182	4,727
Amounts reclassified out of AOCI	(3,311)	13	(3,298)
Tax effects	179	(464)	(285)
Other comprehensive (loss) income	(587)	1,731	1,144
Balance at November 30, 2024	$1,330	$1,913	$3,243

Balance at February 28, 2025	$646	$1,632	$2,278
Other comprehensive income (loss) before reclassification	2,044	(8,431)	(6,387)
Amounts reclassified out of AOCI	(2,813)	4,527	1,714
Tax effects	179	812	991
Other comprehensive loss	(590)	(3,092)	(3,682)
Balance at November 30, 2025	$56	$(1,460)	$(1,404)
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

The following tables summarize reportable segment information with a reconciliation to our condensed consolidated results for the periods presented:

	Three Months Ended November 30, 2025
(in thousands)	Home & Outdoor	Beauty & Wellness (1)	Total
Sales revenue, net	$229,637	$283,192	$512,829
Less: (2)
Cost of goods sold	117,355	155,130	272,485
Operating expense (3)	112,354	136,360	248,714
Operating loss	$(72)	$(8,298)	$(8,370)
Non-operating income, net			211
Interest expense			15,855
Loss before income tax			$(24,014)

	Three Months Ended November 30, 2024
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$246,109	$284,597	$530,706
Less: (2)
Cost of goods sold	115,438	155,940	271,378
Operating expense (3)	90,358	93,852	184,210
Operating income	$40,313	$34,805	$75,118
Non-operating income, net			198
Interest expense			12,164
Income before income tax			$63,152

	Nine Months Ended November 30, 2025
(in thousands)	Home & Outdoor	Beauty & Wellness (1)	Total
Sales revenue, net	$616,341	$699,924	$1,316,265
Less: (2)
Cost of goods sold	315,884	394,345	710,229
Operating expense (3)	586,900	750,261	1,337,161
Operating loss	$(286,443)	$(444,682)	$(731,125)
Non-operating income, net			768
Interest expense			43,884
Loss before income tax			$(774,241)

	Nine Months Ended November 30, 2024
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$686,512	$735,262	$1,421,774
Less: (2)
Cost of goods sold	327,305	415,992	743,297
Operating expense (3)	271,892	265,852	537,744
Operating income	$87,315	$53,418	$140,733
Non-operating income, net			468
Interest expense			37,923
Income before income tax			$103,278
(1)The three and nine months ended November 30, 2025 include a full three and nine months, respectively, of operating results from Olive & June, acquired on December 16, 2024. For additional information see Note 4.
(2)These significant expense categories and amounts align with the reportable segment information that is regularly provided to the CODM.

(3)Operating expense for both reportable segments includes SG&A expense. Operating expense during the three and nine months ended November 30, 2025 includes asset impairment charges of $65.9 million and $806.7 million, respectively, of which $24.0 million and $328.6 million was recognized in our Home & Outdoor segment, respectively, and $41.9 million and $478.1 million was recognized in our Beauty & Wellness segment, respectively. Operating expense during the nine months ended November 30, 2025 and three and nine months ended November 30, 2024 also includes restructuring charges. See Note 5 for further information on the asset impairment charges.

The following tables summarize reportable segment information for the periods presented:

	Three Months Ended November 30, 2025
(in thousands)	Home & Outdoor	Beauty & Wellness (1)	Total
Capital and intangible asset expenditures	$2,159	$4,015	$6,174
Depreciation and amortization	6,075	6,762	12,837
Non-cash share-based compensation	2,013	3,017	5,030
Asset impairment charges	24,000	41,906	65,906

	Three Months Ended November 30, 2024
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Capital and intangible asset expenditures	$2,976	$5,153	$8,129
Depreciation and amortization	6,336	6,886	13,222
Non-cash share-based compensation	2,476	2,254	4,730

	Nine Months Ended November 30, 2025
(in thousands)	Home & Outdoor	Beauty & Wellness (1)	Total
Capital and intangible asset expenditures	$16,049	$14,957	$31,006
Depreciation and amortization	18,674	21,107	39,781
Non-cash share-based compensation	6,295	8,403	14,698
Asset impairment charges	328,632	478,053	806,685

	Nine Months Ended November 30, 2024
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Capital and intangible asset expenditures	$10,443	$11,712	$22,155
Depreciation and amortization	19,573	21,277	40,850
Non-cash share-based compensation	8,303	7,747	16,050
(1)The three and nine months ended November 30, 2025 include a full three and nine months, respectively, of operating results from Olive & June, acquired on December 16, 2024. For additional information see Note 4.

Geographic Information

The following table presents net sales revenue by geographic region, in U.S. Dollars:

	Three Months Ended November 30,				Nine Months Ended November 30,
(in thousands)	2025		2024		2025		2024
Domestic sales revenue, net (1)	$393,267	76.7%	$400,539	75.5%	$1,001,723	76.1%	$1,066,969	75.0%
International sales revenue, net	119,562	23.3%	130,167	24.5%	314,542	23.9%	354,805	25.0%
Total sales revenue, net	$512,829	100.0%	$530,706	100.0%	$1,316,265	100.0%	$1,421,774	100.0%
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

In July 2025, a reconciliation bill, commonly referred to as the One Big Beautiful Bill Act, was signed into law. The legislation includes a broad range of U.S. tax reform provisions. There were no discrete effects in the second quarter of fiscal 2026, and we do not expect a material impact on our fiscal 2026 consolidated financial statements.

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

In the fourth quarter of fiscal 2025, we implemented a reorganization involving the transfer of intangible assets previously held by Helen of Troy Limited (Barbados) to our subsidiary in Switzerland. The reorganization resulted in the consolidation of the ownership of intangible assets, supporting streamlined internal licensing and centralized management of the intangible assets. Further, the reorganization resulted in a transitional income tax benefit of $64.6 million from the recognition of a deferred tax asset of $74.0 million, partially offset by taxes associated with the transfer. As described below, a full valuation allowance has been recorded on this deferred tax asset as of the end of the third quarter of fiscal 2026.

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

We expect our fiscal 2026 effective tax rate, excluding discrete items and asset impairment charges described below and in Note 5, to increase relative to historical periods due to the impact of global tax reform initiatives, including the implementation of Pillar Two. As additional jurisdictions implement or revise legislation in response to these reforms, we could experience further adverse impacts on our global effective tax rate.

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

During the three and nine months ended November 30, 2025, we recognized goodwill and other intangible asset impairment charges of $65.9 million and $806.7 million, respectively, which included $37.7 million and $548.7 million, respectively, of non-deductible goodwill that will not result in a tax benefit. The expected tax benefit, net of valuation allowances, of $15.5 million on the year-to-date impairment charges will be recognized over the course of the fiscal year in relation to pre-tax book income, rather than as a discrete item in the periods in which the charges were incurred.

The downward revisions to our internal forecasts utilized in our impairment testing during fiscal 2026 impacted our assessment of the realizability of net deferred tax assets for our Switzerland subsidiary as of the beginning of the fiscal year. Based on these revisions and in accordance with ASC 740, Income Taxes, we recorded discrete partial valuation allowances during the first and second quarters of fiscal 2026 and ultimately full valuation allowances of $34.8 million and $64.8 million for the three and nine months ended November 30, 2025, respectively. We expect to maintain a full valuation allowance on these net deferred tax assets until we have objective factors that demonstrate the likelihood of realizing these deferred tax benefits.

For the three months ended November 30, 2025, income tax expense was $60.0 million on a pre-tax loss of $24.0 million, compared to income tax expense of $13.5 million on pre-tax income of $63.2 million for the same period last year. The increase in tax expense relative to pre-tax income (loss) is primarily due to non-deductible impairment charges and valuation allowances on deferred tax assets recorded in the third quarter of fiscal 2026, as discussed above.

For the nine months ended November 30, 2025, income tax expense was $69.2 million on a pre-tax loss of $774.2 million, compared to income tax expense of $30.4 million on pre-tax income of $103.3 million for the same period last year. The increase in tax expense relative to pre-tax income (loss) is primarily due to non-deductible impairment charges and valuation allowances on deferred tax assets recorded during the nine months ended November 30, 2025, as discussed above.

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

The following table presents our weighted average basic and diluted shares outstanding for the periods shown:

	Three Months Ended November 30,		Nine Months Ended November 30,
(in thousands)	2025	2024	2025	2024
Weighted average shares outstanding, basic	23,035	22,853	22,979	23,064
Incremental shares from share-based compensation arrangements	—	29	—	54
Weighted average shares outstanding, diluted (1)	23,035	22,882	22,979	23,118

Anti-dilutive securities	421	123	435	134
(1)Due to the net loss for the three and nine months ended November 30, 2025, 145 thousand and 75 thousand incremental shares, respectively, from share-based compensation arrangements were excluded from the computation of diluted weighted average shares outstanding because their effect would be anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements included under Item 1., “Financial Statements.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations. Actual results may differ materially due to a number of factors, including those discussed in the section entitled “Information Regarding Forward-Looking Statements” following this MD&A, and in Item 3., “Quantitative and Qualitative Disclosures About Market Risk” in this report, as well as in Part I, Item IA., “Risk Factors” in the Company’s most recent annual report on Form 10-K for the fiscal year ended February 28, 2025 (“Form 10-K”) and its other filings with the Securities and Exchange Commission (the “SEC”). When used in this MD&A, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us” or “our” refer to Helen of Troy Limited and its subsidiaries. References to “fiscal” in connection with a numeric year number denotes our fiscal year ending on the last day of February, during the year number listed.

This MD&A, including the tables under the headings “Operating (Loss) Income, Operating Margin, Adjusted Operating Income (non-GAAP) and Adjusted Operating Margin (non-GAAP) by Segment” and “Net (Loss) Income, Diluted (Loss) Earnings Per Share, Adjusted Income (non-GAAP) and Adjusted Diluted Earnings Per Share (non-GAAP),” reports operating (loss) income, operating margin, net (loss) income and diluted (loss) earnings per share without the impact of asset impairment charges, a discrete tax charge to revalue existing deferred tax liabilities due to Barbados enacting domestic corporate income tax legislation (“Barbados tax reform”), costs incurred in connection with the departure of our former Chief Executive Officer (“CEO”) primarily related to severance and recruitment costs (“CEO succession costs”), income tax expense from the recognition of a valuation allowance on a deferred tax asset related to our intangible asset reorganization in fiscal 2025 (“intangible asset reorganization”), restructuring charges, amortization of intangible assets and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial measures as defined by SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based financial measures presented in our condensed consolidated statements of (loss) income. We believe that adjusted operating income, adjusted operating margin, adjusted income and adjusted diluted earnings per share provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges and benefits on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures reflect the operating performance of our business and facilitate a more direct comparison of our performance to our competitors. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income and adjusted diluted earnings per share are not prepared in accordance with GAAP, are not an alternative to GAAP financial measures and may be calculated differently than non-GAAP financial measures disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP financial measures. These non-GAAP financial measures are discussed further and reconciled to their applicable GAAP-based financial measures contained in this MD&A beginning on page 47.

There were no material changes to the key financial measures discussed in our Form 10-K.

Overview

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. Our portfolio of brands includes OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools, Drybar, Curlsmith, Revlon and Olive & June, among others. We have built leading market positions through new product innovation, product quality and competitive pricing. As of November 30, 2025, we operated two reportable segments: Home & Outdoor and Beauty & Wellness.

As previously disclosed in our SEC filings, on May 2, 2025, Noel Geoffroy departed the Company as CEO, and the Board of Directors appointed Brian Grass as the Company’s interim CEO. Effective September 1, 2025, the Board of Directors appointed G. Scott Uzzell as the Company’s new CEO, and Mr. Grass transitioned back to his role as Chief Financial Officer at that time.

During the first, second and third quarters of fiscal 2026, we concluded a goodwill impairment triggering event had occurred due to a sustained decline in our stock price, and performed quantitative impairment testing on our goodwill and certain intangible assets. As a result of such testing, we recorded pre-tax asset impairment charges as follows:

(in thousands)	Three Months Ended November 30, 2025	Nine Months Ended November 30, 2025
Home & Outdoor (1)	$24,000	$328,632
Beauty & Wellness (2)	41,906	478,053
Total	$65,906	$806,685
(1)Asset impairment charges recognized for our Home & Outdoor segment included charges for our Hydro Flask and Osprey businesses of $15.0 million and $9.0 million, respectively, for the three months ended November 30, 2025 and $180.5 million and $148.1 million, respectively, for the nine months ended November 30, 2025.
(2)Asset impairment charges recognized for our Beauty & Wellness segment included charges for our Health & Wellness, Drybar and Curlsmith businesses of $10.7 million, $3.1 million and $28.2 million, respectively, for the three months ended November 30, 2025 and for our Health & Wellness, Drybar, Curlsmith and Revlon businesses of $207.3 million, $154.5 million, $92.8 million and $23.5 million, respectively, for the nine months ended November 30, 2025.

For additional information regarding the testing and analysis performed, refer to “Critical Accounting Policies and Estimates” in this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On December 16, 2024, we completed the acquisition of Olive & June, LLC (“Olive & June”), an innovative, omni-channel nail care brand. Olive & June products deliver a salon-quality experience at home and include nail polish, press-on nails, manicure and pedicure systems, grooming tools and nail care essentials. The Olive & June brand and products were added to the Beauty & Wellness segment. The total purchase consideration consists of initial cash consideration of $224.7 million, which is net of cash acquired and a favorable post-closing adjustment of $3.9 million, and contingent cash consideration of up to $15.0 million subject to Olive & June’s performance during calendar years 2025, 2026 and 2027, payable annually. The acquisition of Olive & June complements and broadens our existing Beauty portfolio beyond the hair care category and advances our strategy to deploy accretive capital that leverages our capabilities and scale to accelerate growth, further expand margins and drive greater earnings growth and free cash flow conversion.

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

Under the International Emergency Economic Powers Act (“IEEPA”), the U.S. presidential administration began implementing fentanyl-related IEEPA tariffs (“Fentanyl IEEPA Tariff”) and additional tariffs (“Reciprocal IEEPA Tariff”) during calendar year 2025. As of April 9, 2025, the U.S. had imposed (i) an aggregate additional 145% tariff on imports from China, consisting of a 20% Fentanyl IEEPA Tariff and 125% Reciprocal IEEPA Tariff and (ii) a global 10% Reciprocal IEEPA Tariff on imports from other countries including Mexico, Vietnam and other U.S. trading partners. The Reciprocal IEEPA Tariff on imports from China was subsequently lowered to 10% effective May 12, 2025, resulting in an aggregate additional 30% tariff. Effective November 10, 2025, the 10% Reciprocal IEEPA Tariff on imports from China, which was set to expire, was extended to remain in effect through November 10, 2026, and the Fentanyl IEEPA Tariff was reduced from 20% to 10%, reducing the aggregate additional tariff from 30% to 20%. On July 31, 2025, the U.S. president signed an executive order imposing new IEEPA tariffs on a number of U.S. trading partners which became effective on August 7, 2025, including a 25% Fentanyl IEEPA Tariff on imports from Mexico and a 20% and 19% Reciprocal IEEPA Tariff on imports from Vietnam and Thailand, respectively. However, we do not currently incur any Fentanyl IEEPA Tariffs on our imports manufactured in Mexico since they qualify for duty-free preference under the United States-Mexico-Canada Agreement. Further, we benefit from certain exclusions from tariffs as a result of the COVID-19 pandemic, which were recently extended to November 9, 2026.

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

The U.S. tariff policies are continuing to evolve, as well as the corresponding impacts on global trade policies. As a result, our risks and mitigation plans, as further described below, will also continue to evolve as further developments arise. Any alteration of trade agreements and terms between China and the U.S., including limiting trade with China, imposing additional tariffs on imports from China and potentially imposing other restrictions on imports from China to the U.S., may result in further or higher tariffs or retaliatory trade measures by China.

We are continuing to assess our incremental tariff cost exposure in light of continuing changes to global tariff policies and the full extent of our potential mitigation plans, as well as the associated timing to implement such plans and realize the anticipated benefits. To mitigate our risk of ongoing exposure to tariffs, we have initiated significant efforts to diversify our production outside of China into regions where we expect tariffs or overall costs to be lower and to source the same product in more than one region, to the extent it is possible and not cost-prohibitive. We are also continuing to implement other mitigation actions, which include cost reductions from suppliers and price increases to customers on products subject to tariffs. In addition to the uncertainty from evolving global tariff policies, we expect unfavorable cascading impacts on inflation, consumer confidence, employment and overall macroeconomic conditions, all of which may adversely impact our sales, results of operations and cash flows.

Our cost of goods sold during the three and nine months ended November 30, 2025 included $20.8 million and $31.3 million, respectively, of additional pre-tax costs related to the changes in tariffs described above. Net sales revenue during the first nine months of fiscal 2026 was also negatively impacted by a combination of factors including the pause or cancellation of direct import orders from China by key retailers in response to increased tariff rates, a slowdown in retailer orders following pull forward activity in the fourth quarter of fiscal 2025 due to tariff uncertainty, and lower consumer confidence and demand. Sales were also negatively impacted by evolving dynamics in the China market, including a shift toward localized fulfillment models and heightened competition from domestic sellers benefiting from government subsidies. Net sales revenue during the third quarter of fiscal 2026 was unfavorably impacted by stop shipment actions in support of consistent adoption of tariff related price increases by our retail partners, which primarily impacted our Beauty & Wellness segment.

In the first quarter of fiscal 2026, we adjusted our measures to reduce costs and preserve cash flow as the environment continued to evolve. While we resumed targeted growth investments during the second and third quarters of fiscal 2026, we remain disciplined in our approach given continued tariff volatility. The measures in place continue to include the following:

•Suspension of projects and capital expenditures that are not critical or in support of supplier diversification or dual sourcing initiatives;
•Actions to reduce overall personnel costs and pause most project and travel expenses remain in place;
•A resumption of optimized marketing, promotional and new product development investments focused on opportunities with the highest returns;
•A measured approach to inventory purchases in expectation of softer consumer demand in the short to intermediate term; and
•Actions to optimize working capital and balance sheet productivity.

Impact of Macroeconomic Trends
The Federal Open Market Committee lowered the benchmark interest rate by 75 basis points and 25 basis points during the third and fourth quarters of fiscal 2025, respectively, resulting in lower average interest rates incurred during the first nine months of fiscal 2026 compared to the same period last year. The Federal Open Market Committee lowered the benchmark interest rate by 50 basis points in the third quarter of fiscal 2026 and an additional 25 basis points subsequent to the third quarter of fiscal 2026. As of November 30, 2025 and February 28, 2025, $625 million and $550 million of the outstanding principal balance under the Credit Agreement (as defined below), respectively, was hedged with interest rate swaps to fix the interest rate we pay. While the actual timing and extent of additional future changes in interest rates remains unknown, lower average interest rates would reduce interest expense on our outstanding variable rate debt not subject to the interest rate swaps. The financial markets, the global economy and global supply chain may also be adversely affected by the current or anticipated impact of military conflicts or other geopolitical events, as well as recent U.S. tariff policies, that are continuing to evolve and the corresponding impacts on global trade. High inflation and interest rates have also negatively impacted consumer disposable income, credit availability and spending, among others, which have adversely impacted our business, financial condition, cash flows and results of operations during fiscal 2025 and the first nine months of fiscal 2026 and may continue to have an adverse impact during the remainder of fiscal 2026. The evolving global tariff policies could adversely impact inflation and interest rates which could further negatively impact consumer disposable income, credit availability and spending. See further discussion below under “Consumer Spending and Changes in Shopping

Preferences.” We expect continued uncertainty in our business and the global economy due to pressure from inflation, tariffs and consumer confidence, any of which may adversely impact our results.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 73% and 72% of our consolidated net sales revenue was from U.S. shipments during the three months ended November 30, 2025 and 2024, respectively. For the nine months ended November 30, 2025 and 2024, U.S. shipments were approximately 72% and 71% of our consolidated net sales revenue, respectively.

Among other things, high levels of inflation, interest rates and tariffs may negatively impact consumer disposable income, credit availability and spending. Consumer purchases of discretionary items, including some of the products that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Dynamic changes in consumer spending and shopping patterns are also having an impact on retailer inventory levels. Our ability to sell to retailers is predicated on their ability to sell to the end consumer. During fiscal 2025, we experienced reduced replenishment orders from retail customers in line with softer consumer demand and discretionary spending, which adversely impacted our sales, results of operations and cash flows. Additionally, during fiscal 2025 and the first three quarters of fiscal 2026, we experienced increased competition within our Beauty & Wellness segment and in the insulated beverageware category, which led to some declines in retail distribution. During the first three quarters of fiscal 2026, we experienced reduced replenishment orders from retail customers who paused or cancelled orders originating in China in response to the increased tariff rates, as well as broader pressures in the China market related to a shift toward localized fulfillment models and increased competition from government-subsidized domestic sellers. In addition, we continue to experience lower replenishment orders in line with softer consumer demand and discretionary spending and continued competition, which adversely impacted our sales, results of operations and cash flows. If orders from our retail customers continue to be adversely impacted, our sales, results of operations and cash flows may continue to be adversely impacted. We expect continued uncertainty in our business and the global economy due to inflation, evolving global tariff policies, continued competition and changes in consumer spending patterns. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

Our concentration of sales reflects the continued evolution of consumer shopping preferences. Our net sales to pure-play online retailers and retail customers fulfilling end-consumer online orders, as well as our own online sales directly to consumers (collectively “online channel net sales”) comprised approximately 27% and 25% of our total consolidated net sales revenue for the three and nine months ended November 30, 2025, respectively, and declined approximately 11% and 17% compared to the same periods last year, respectively. For the three and nine months ended November 30, 2024, our online channel net sales comprised approximately 29% and 28% of our total consolidated net sales revenue, respectively. Our online channel net sales declined approximately 9% and 7% for the three and nine months ended November 30, 2024 compared to the same periods last year.

With the continued importance of online sales in the retail landscape, many brick and mortar retailers are aggressively looking for ways to improve their customer delivery capabilities to be able to meet customer expectations. As a result, it has become increasingly important for us to leverage our distribution capabilities in order to meet the changing demands of our customers, including increasing our online capabilities to support our direct-to-consumer sales channels and online channel sales by our retail customers. To meet these needs, we completed the construction of an additional distribution facility in Gallaway, Tennessee that became operational during fiscal 2024. During the first quarter of fiscal 2025, we experienced automation system startup issues at the facility which impacted some of our Home &

Outdoor segment’s small retail customer and direct-to-consumer orders. As a result, our sales during the first quarter of fiscal 2025 were adversely impacted due to shipping disruptions, and we incurred additional costs and lost efficiency during both the first and second quarters of fiscal 2025 as we worked to remediate the issues. As a result of the remediation efforts performed, the automation system began to operate as designed during the third quarter of fiscal 2025, and we achieved targeted efficiency levels by the end of fiscal 2025.

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

During the three and nine months ended November 30, 2025 and 2024, our gross margin and operating margins were favorably impacted by lower commodity and product costs driven by our cost of goods saving projects. Expectations regarding our Project Pegasus initiatives and our ability to realize targeted savings are based on management’s estimates available at the time and are subject to a number of assumptions that could materially impact our estimates.

During the three and nine months ended November 30, 2024, we incurred $3.5 million and $6.9 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus. We made total cash restructuring payments related to Project Pegasus of $5.7 million and $9.8 million during the nine months ended November 30, 2025 and 2024, respectively, and had a remaining liability of $2.0 million as of November 30, 2025. See Note 8 to the accompanying condensed consolidated financial statements for additional information.

Water Filtration Patent Litigation
On December 23, 2021, Brita LP filed a complaint against Kaz USA, Inc. and Helen of Troy Limited in the U.S. District Court for the Western District of Texas (the “Patent Litigation”), alleging patent infringement by the Company relating to its PUR gravity-fed water filtration systems. Brita LP simultaneously filed a complaint with the U.S. International Trade Commission (“ITC”) against Kaz USA, Inc., Helen of Troy Limited and five other unrelated companies that sell water filtration systems (the “ITC Action”). The complaint in the ITC Action also alleged patent infringement by the Company with respect to a limited set of PUR gravity-fed water filtration systems. This action sought injunctive relief to prevent entry of certain accused PUR products (and certain other products) into the U.S. and cessation of marketing and sales of existing inventory already in the U.S. On February 28, 2023, the ITC issued an Initial Determination in the ITC Action, tentatively ruling against the Company and the other unrelated respondents. The ITC has a guaranteed review process, and thus all respondents, including the Company, filed a petition with the ITC for a full review of the Initial Determination. On September 19, 2023, the ITC issued its Final Determination in the Company’s favor. The ITC determined there was no violation by the Company and terminated the investigation. Brita LP subsequently appealed the ITC’s decision to the Federal Circuit (“CAFC Appeal”) and filed its Notice of Appeal on October 24, 2023. The Company intervened in the CAFC Appeal and oral argument occurred on August 5, 2025.

In connection with the CAFC Appeal, on October 15, 2025, the Federal Circuit issued a precedential opinion affirming the ITC’s decision that Brita LP’s claims were invalid. Following the ITC’s determinations with respect to the ITC Action and the Federal Circuit’s opinion in the CAFC Appeal, on December 22, 2025, Brita filed a notice to dismiss the Patent Litigation in the District Court. We expect the Court’s order dismissing the case in due course.

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

For the three months ended November 30, 2025, changes in foreign currency exchange rates had a favorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $1.6 million, or 0.3%, compared to a favorable year-over-year impact of $0.1 million, or less than 0.1%, for the same period last year. For the nine months ended November 30, 2025, changes in foreign currency exchange rates had a favorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $0.8 million, or 0.1%, compared to an unfavorable year-over-year impact of $0.1 million, or less than 0.1%, for the same period last year.

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

	Three Months Ended November 30, 2025				% of Sales Revenue, net
(in thousands)	2025 (1)	2024	$ Change	% Change	2025	2024
Sales revenue by segment, net
Home & Outdoor	$229,637	$246,109	$(16,472)	(6.7)%	44.8%	46.4%
Beauty & Wellness	283,192	284,597	(1,405)	(0.5)%	55.2%	53.6%
Total sales revenue, net	512,829	530,706	(17,877)	(3.4)%	100.0%	100.0%
Cost of goods sold	272,485	271,378	1,107	0.4%	53.1%	51.1%
Gross profit	240,344	259,328	(18,984)	(7.3)%	46.9%	48.9%
SG&A	182,808	180,692	2,116	1.2%	35.6%	34.0%
Asset impairment charges	65,906	—	65,906	*	12.9%	—%
Restructuring charges	—	3,518	(3,518)	*	—%	0.7%
Operating (loss) income	(8,370)	75,118	(83,488)	*	(1.6)%	14.2%
Non-operating income, net	211	198	13	6.6%	—%	—%
Interest expense	15,855	12,164	3,691	30.3%	3.1%	2.3%
(Loss) income before income tax	(24,014)	63,152	(87,166)	*	(4.7)%	11.9%
Income tax expense	60,042	13,536	46,506	*	11.7%	2.6%
Net (loss) income	$(84,056)	$49,616	$(133,672)	*	(16.4)%	9.3%

	Nine Months Ended November 30, 2025				% of Sales Revenue, net
(in thousands)	2025 (1)	2024	$ Change	% Change	2025	2024
Sales revenue by segment, net
Home & Outdoor	$616,341	$686,512	$(70,171)	(10.2)%	46.8%	48.3%
Beauty & Wellness	699,924	735,262	(35,338)	(4.8)%	53.2%	51.7%
Total sales revenue, net	1,316,265	1,421,774	(105,509)	(7.4)%	100.0%	100.0%
Cost of goods sold	710,229	743,297	(33,068)	(4.4)%	54.0%	52.3%
Gross profit	606,036	678,477	(72,441)	(10.7)%	46.0%	47.7%
SG&A	527,471	530,865	(3,394)	(0.6)%	40.1%	37.3%
Asset impairment charges	806,685	—	806,685	*	61.3%	—%
Restructuring charges	3,005	6,879	(3,874)	(56.3)%	0.2%	0.5%
Operating (loss) income	(731,125)	140,733	(871,858)	*	(55.5)%	9.9%
Non-operating income, net	768	468	300	64.1%	0.1%	—%
Interest expense	43,884	37,923	5,961	15.7%	3.3%	2.7%
(Loss) income before income tax	(774,241)	103,278	(877,519)	*	(58.8)%	7.3%
Income tax expense	69,176	30,444	38,732	*	5.3%	2.1%
Net (loss) income	$(843,417)	$72,834	$(916,251)	*	(64.1)%	5.1%
(1)The three and nine months ended November 30, 2025 include a full three and nine months, respectively, of operating results from Olive & June, acquired on December 16, 2024. For additional information see Note 4 to the accompanying condensed consolidated financial statements.
* Calculation is not meaningful.

Third Quarter Fiscal 2026 Financial Results

•Consolidated net sales revenue decreased 3.4%, or $17.9 million, to $512.8 million for the three months ended November 30, 2025, compared to $530.7 million for the same period last year.

•Consolidated operating loss was $8.4 million for the three months ended November 30, 2025, compared to consolidated operating income of $75.1 million for the same period last year. Consolidated operating loss for the three months ended November 30, 2025 includes pre-tax asset impairment charges of $65.9 million. Consolidated operating margin decreased to (1.6)% of consolidated net sales revenue for the three months ended November 30, 2025, compared to 14.2% for the same period last year.

•Consolidated adjusted operating income decreased 24.6%, or $21.6 million, to $66.3 million for the three months ended November 30, 2025, compared to $87.9 million for the same period last year. Consolidated adjusted operating margin decreased 3.7 percentage points to 12.9% of consolidated net sales revenue for the three months ended November 30, 2025, compared to 16.6% for the same period last year.

•Net loss was $84.1 million for the three months ended November 30, 2025, compared to net income of $49.6 million for the same period last year. Diluted loss per share was $3.65 for the three months ended November 30, 2025, compared to diluted earnings per share of $2.17 for the same period last year.

•Adjusted income decreased 35.0%, or $21.4 million, to $39.7 million for the three months ended November 30, 2025, compared to $61.1 million for the same period last year. Adjusted diluted earnings per share decreased 36.0% to $1.71 for the three months ended November 30, 2025, compared to $2.67 for the same period last year.

Year-To-Date Fiscal 2026 Financial Results

•Consolidated net sales revenue decreased 7.4%, or $105.5 million, to $1,316.3 million for the nine months ended November 30, 2025, compared to $1,421.8 million for the same period last year.

•Consolidated operating loss was $731.1 million for the nine months ended November 30, 2025, compared to consolidated operating income of $140.7 million for the same period last year. Consolidated operating loss for the nine months ended November 30, 2025 includes pre-tax asset impairment charges of $806.7 million. Consolidated operating margin decreased to (55.5)% of consolidated net sales revenue for the nine months ended November 30, 2025, compared to 9.9% for the same period last year.

•Consolidated adjusted operating income decreased 38.3%, or $67.9 million, to $109.3 million for the nine months ended November 30, 2025, compared to $177.3 million for the same period last year. Consolidated adjusted operating margin decreased 4.2 percentage points to 8.3% of consolidated net sales revenue for the nine months ended November 30, 2025, compared to 12.5% for the same period last year.

•Net loss was $843.4 million for the nine months ended November 30, 2025, compared to net income of $72.8 million for the same period last year. Diluted loss per share was $36.70 for the nine months ended November 30, 2025, compared to diluted earnings per share of $3.15 for the same period last year.

•Adjusted income decreased 44.0%, or $49.2 million, to $62.7 million for the nine months ended November 30, 2025, compared to $112.0 million for the same period last year. Adjusted diluted earnings per share decreased 43.8% to $2.72 for the nine months ended November 30, 2025, compared to $4.84 for the same period last year.

Consolidated and Segment Net Sales Revenue

The following tables summarize the impact that Organic business, foreign currency and acquisitions had on our net sales revenue by segment:

	Three Months Ended November 30,
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Fiscal 2025 sales revenue, net	$246,109	$284,597	$530,706
Organic business	(17,468)	(39,673)	(57,141)
Impact of foreign currency	996	596	1,592
Acquisition (1)	—	37,672	37,672
Change in sales revenue, net	(16,472)	(1,405)	(17,877)
Fiscal 2026 sales revenue, net	$229,637	$283,192	$512,829

Total net sales revenue growth (decline)	(6.7)%	(0.5)%	(3.4)%
Organic business	(7.1)%	(13.9)%	(10.8)%
Impact of foreign currency	0.4%	0.2%	0.3%
Acquisition	—%	13.2%	7.1%

	Nine Months Ended November 30,
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Fiscal 2025 sales revenue, net	$686,512	$735,262	$1,421,774
Organic business	(71,930)	(132,275)	(204,205)
Impact of foreign currency	1,759	(985)	774
Acquisition (1)	—	97,922	97,922
Change in sales revenue, net	(70,171)	(35,338)	(105,509)
Fiscal 2026 sales revenue, net	$616,341	$699,924	$1,316,265

Total net sales revenue growth (decline)	(10.2)%	(4.8)%	(7.4)%
Organic business	(10.5)%	(18.0)%	(14.4)%
Impact of foreign currency	0.3%	(0.1)%	0.1%
Acquisition	—%	13.3%	6.9%
(1)The three and nine months ended November 30, 2025 include a full three and nine months, respectively, of operating results from Olive & June, acquired on December 16, 2024. For additional information see Note 4 to the accompanying condensed consolidated financial statements.

In the above tables, Organic business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand was acquired, excluding the impact that foreign currency remeasurement had on reported net sales revenue. Net sales revenue from internally developed brands or product lines is considered Organic business activity.

Consolidated Net Sales Revenue

Comparison of Third Quarter Fiscal 2026 to Third Quarter Fiscal 2025
Consolidated net sales revenue decreased $17.9 million, or 3.4%, to $512.8 million, compared to $530.7 million. The decline was driven by a decrease from Organic business of $57.1 million, or 10.8%, primarily due to:
•a decline in Beauty & Wellness due to lower sales of beauty products driven by softer consumer demand, increased competition, and the cancellation of direct import orders from China and a decrease in Wellness primarily due to the evolving dynamics in the China market favoring localized production, lower consumer demand and stop shipment actions in support of consistent adoption of tariff related price increases by our retail partners; and
•a decline in Home & Outdoor due to lower sales in the insulated beverageware category driven by continued competition, reduced replenishment orders from retail customers, and lower club and closeout channel sales.

These factors were partially offset by strong demand for travel, technical and lifestyle packs in Home & Outdoor.

The Olive & June acquisition contributed $37.7 million, or 7.1%, to consolidated net sales revenue growth. Consolidated net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $1.6 million, or 0.3%.

Comparison of First Nine Months of Fiscal 2026 to First Nine Months of Fiscal 2025
Consolidated net sales revenue decreased $105.5 million, or 7.4%, to $1,316.3 million, compared to $1,421.8 million. The decline was driven by a decrease from Organic business of $204.2 million, or 14.4%, primarily due to:
•a decline in Beauty & Wellness due to a decrease in sales of thermometers and fans primarily due to reduced replenishment and direct import orders from retail customers in Wellness, and a decline in Beauty driven by softer consumer demand, increased competition, a net distribution loss year-over-year, and the cancellation of direct import orders from China in Beauty; and
•a decline in Home & Outdoor due to continued competition and a net distribution loss year-over-year in the insulated beverageware category, lower replenishment orders from retail customers, softer consumer demand, and a decrease in club and closeout channel sales.

These factors were partially offset by:
•strong demand for technical, travel and lifestyle packs in Home & Outdoor;
•incremental sales from new product launches in the insulated beverageware category within Home & Outdoor; and
•the favorable comparative impact of shipping disruption at our Tennessee distribution facility due to automation startup issues affecting Home & Outdoor during the first quarter of fiscal 2025.

The Olive & June acquisition contributed $97.9 million or 6.9%, to consolidated net sales revenue growth. Consolidated net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $0.8 million, or 0.1%.

Segment Net Sales Revenue

Home & Outdoor

Comparison of Third Quarter Fiscal 2026 to Third Quarter Fiscal 2025
Net sales revenue decreased $16.5 million, or 6.7%, to $229.6 million, compared to $246.1 million. The decrease was primarily driven by:
•continued competition, lower replenishment orders from retail customers partially due to retailer inventory rebalancing in response to softer demand trends, and a decrease in club channel sales in the insulated beverageware category;
•a decrease in online channel sales in the home category; and
•lower closeout channel sales.

These factors were partially offset by:
•the benefit of tariff related customer price increases;
•strong demand for travel, technical and lifestyle packs;
•higher brick and mortar sales in the home category primarily due to strong holiday season orders; and
•incremental sales from new product launches in the insulated beverageware category.

Segment net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $1.0 million, or 0.4%.

Comparison of First Nine Months of Fiscal 2026 to First Nine Months of Fiscal 2025
Net sales revenue decreased $70.2 million, or 10.2%, to $616.3 million, compared to $686.5 million. The decrease was primarily driven by:
•softer consumer demand and lower replenishment orders from retail customers, partially due to retailer inventory rebalancing in response to demand trends;
•continued competition, a net distribution loss year-over-year and cancellation of direct import orders in response to higher tariffs in the insulated beverageware category;
•a decrease in club channel sales in response to higher tariffs;
•lower closeout channel sales; and
•the unfavorable impact of retailer pull-forward activity in the fourth quarter of fiscal 2025 in response to tariff uncertainty and anticipated supply disruption.

These factors were partially offset by:
•strong demand for technical, travel and lifestyle packs;
•the benefit of tariff related customer price increases;
•incremental sales from new product launches in the insulated beverageware category;
•higher sales from expanded distribution in the home category; and
•the favorable comparative impact of shipping disruption at our Tennessee distribution facility due to automation startup issues during the first quarter of fiscal 2025.

Segment net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $1.8 million, or 0.3%.

Beauty & Wellness

Comparison of Third Quarter Fiscal 2026 to Third Quarter Fiscal 2025
Net sales revenue decreased $1.4 million, or 0.5%, to $283.2 million, compared to $284.6 million. The decrease was primarily driven by a decrease from Organic business of $39.7 million, or 13.9%, primarily due to:
•a decline in Beauty primarily due to softer consumer demand, increased competition, the cancellation of direct import orders from China in response to higher tariffs and lower closeout channel sales;
•a decline in thermometry primarily due to evolving dynamics in the China market, including a shift away from cross-border ecommerce toward localized fulfillment models, heightened competition from domestic sellers benefiting from government subsidies, and lower replenishment due to a weaker illness season last year in Asia;
•a decline in Wellness as a result of stop shipment actions in support of consistent adoption of tariff related price increases by our retail partners; and
•the impact of a below average illness season on the humidification category.

The Olive & June acquisition contributed $37.7 million, or 13.2%, to segment net sales revenue growth. Segment net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $0.6 million, or 0.2%.

Comparison of First Nine Months of Fiscal 2026 to First Nine Months of Fiscal 2025
Net sales revenue decreased $35.3 million, or 4.8%, to $699.9 million, compared to $735.3 million. The decrease was primarily driven by a decrease from Organic business of $132.3 million, or 18.0%, primarily due to:
•a decline in Beauty primarily due to softer consumer demand, increased competition, a net distribution loss year-over-year, the cancellation of direct import orders from China in response to higher tariffs and lower closeout channel sales;
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
•a decrease in humidification due to stop shipment actions in support of consistent adoption of tariff related price increases by our retail partners and the impact of a below average illness season;
•a decrease in heater sales driven by reduced direct import orders from China in response to higher tariffs;
•a decrease in water filtration primarily driven by softer consumer demand, increased competitive promotional activity and stop shipment actions in support of consistent adoption of tariff related price increases by our retail partners; and
•sales of fans and air purifiers were also unfavorably impacted by stop shipment actions related to the consistent adoption of tariff related price increases by our retail partners and lower consumer demand.

These factors were partially offset by the favorable comparative impact of the shipping disruption from the Curlsmith system integration during the first quarter of fiscal 2025.

The Olive & June acquisition contributed $97.9 million, or 13.3%, to segment net sales revenue growth. Segment net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $1.0 million, or 0.1%.

Consolidated Gross Profit Margin

Comparison of Third Quarter Fiscal 2026 to Third Quarter Fiscal 2025
Consolidated gross profit margin decreased 2.0 percentage points to 46.9%, compared to 48.9%. The decrease in consolidated gross profit margin was primarily due to the net unfavorable impact of higher tariffs and a less favorable inventory obsolescence impact year-over-year.

These factors were partially offset by the favorable impact of the acquisition of Olive & June within the Beauty & Wellness segment and lower commodity and product costs, partly driven by Project Pegasus initiatives.

Comparison of First Nine Months of Fiscal 2026 to First Nine Months of Fiscal 2025
Consolidated gross profit margin decreased 1.7 percentage points to 46.0%, compared to 47.7%. The decrease in consolidated gross profit margin was primarily due to the net unfavorable impact of tariffs, higher retail trade and promotional expense, and a less favorable inventory obsolescence impact year-over-year.

These factors were partially offset by the favorable impact of the acquisition of Olive & June within the Beauty & Wellness segment and lower commodity and product costs, partly driven by Project Pegasus initiatives.

Consolidated SG&A

Comparison of Third Quarter Fiscal 2026 to Third Quarter Fiscal 2025
Consolidated SG&A ratio increased 1.6 percentage points to 35.6%, compared to 34.0%. The increase in the consolidated SG&A ratio was primarily due to:
•the impact of the Olive & June acquisition;
•higher outbound freight costs;
•an increase in annual incentive compensation expense; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by lower marketing expense year-over-year.

Comparison of First Nine Months of Fiscal 2026 to First Nine Months of Fiscal 2025
Consolidated SG&A ratio increased 2.8 percentage points to 40.1%, compared to 37.3%. The increase in the consolidated SG&A ratio was primarily due to:
•higher outbound freight costs;
•an increase in annual incentive compensation expense;
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

Asset Impairment Charges

During the three months ended November 30, 2025, we recorded asset impairment charges of $65.9 million ($72.1 million after tax) to reduce our goodwill by $39.0 million and our other intangible assets by $26.9 million. During the nine months ended November 30, 2025, we recorded asset impairment charges of $806.7 million ($802.3 million after tax) to reduce our goodwill by $648.6 million and our other intangible assets by $158.1 million. For additional information regarding the testing and analysis performed, refer to “Critical Accounting Policies and Estimates” in this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We did not record any asset impairment charges during the first nine months of fiscal 2025.

Restructuring Charges

During the nine months ended November 30, 2025, we incurred $3.0 million of pre-tax restructuring charges for severance and employee related costs as a result of personnel reductions outside of the scope of Project Pegasus.

During the three and nine months ended November 30, 2024, we incurred $3.5 million and $6.9 million, respectively, of pre-tax restructuring costs in connection with Project Pegasus, which were primarily comprised of severance and employee related costs, contract termination costs and professional fees. During the nine months ended November 30, 2025 and November 30, 2024, we made total cash restructuring payments related to Project Pegasus of $5.7 million and $9.8 million, respectively, and had a remaining liability of $2.0 million as of November 30, 2025.

Operating (Loss) Income, Operating Margin, Adjusted Operating Income (non-GAAP) and Adjusted Operating Margin (non-GAAP) by Segment

In order to provide a better understanding of the impact of certain items on our operating (loss) income, the tables that follow report the comparative pre-tax asset impairment charges, CEO succession costs, restructuring charges, amortization of intangible assets and non-cash share-based compensation, as applicable, on operating (loss) income and operating margin for each segment and in total for the periods presented below. Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended November 30, 2025
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating loss, as reported (GAAP)	$(72)	—%	$(8,298)	(2.9)%	$(8,370)	(1.6)%
Asset impairment charges	24,000	10.5%	41,906	14.8%	65,906	12.9%
Subtotal	23,928	10.4%	33,608	11.9%	57,536	11.2%
Amortization of intangible assets	1,377	0.6%	2,331	0.8%	3,708	0.7%
Non-cash share-based compensation	2,013	0.9%	3,017	1.1%	5,030	1.0%
Adjusted operating income (non-GAAP)	$27,318	11.9%	$38,956	13.8%	$66,274	12.9%

	Three Months Ended November 30, 2024
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating income, as reported (GAAP)	$40,313	16.4%	$34,805	12.2%	$75,118	14.2%
Restructuring charges	770	0.3%	2,748	1.0%	3,518	0.7%
Subtotal	41,083	16.7%	37,553	13.2%	78,636	14.8%
Amortization of intangible assets	1,770	0.7%	2,777	1.0%	4,547	0.9%
Non-cash share-based compensation	2,476	1.0%	2,254	0.8%	4,730	0.9%
Adjusted operating income (non-GAAP)	$45,329	18.4%	$42,584	15.0%	$87,913	16.6%

	Nine Months Ended November 30, 2025
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating loss, as reported (GAAP)	$(286,443)	(46.5)%	$(444,682)	(63.5)%	$(731,125)	(55.5)%
Asset impairment charges	328,632	53.3%	478,053	68.3%	806,685	61.3%
CEO succession costs	1,742	0.3%	1,742	0.2%	3,484	0.3%
Restructuring charges	1,501	0.2%	1,504	0.2%	3,005	0.2%
Subtotal	45,432	7.4%	36,617	5.2%	82,049	6.2%
Amortization of intangible assets	4,532	0.7%	8,050	1.2%	12,582	1.0%
Non-cash share-based compensation	6,295	1.0%	8,403	1.2%	14,698	1.1%
Adjusted operating income (non-GAAP)	$56,259	9.1%	$53,070	7.6%	$109,329	8.3%

	Nine Months Ended November 30, 2024
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating income, as reported (GAAP)	$87,315	12.7%	$53,418	7.3%	$140,733	9.9%
Restructuring charges	1,728	0.3%	5,151	0.7%	6,879	0.5%
Subtotal	89,043	13.0%	58,569	8.0%	147,612	10.4%
Amortization of intangible assets	5,303	0.8%	8,303	1.1%	13,606	1.0%
Non-cash share-based compensation	8,303	1.2%	7,747	1.1%	16,050	1.1%
Adjusted operating income (non-GAAP)	$102,649	15.0%	$74,619	10.1%	$177,268	12.5%

Consolidated Operating (Loss) Income

Comparison of Third Quarter Fiscal 2026 to Third Quarter Fiscal 2025
Consolidated operating loss was $8.4 million, or (1.6)% of net sales revenue, compared to consolidated operating income of $75.1 million, or 14.2% of net sales revenue. Operating loss in the third quarter of fiscal 2026 included $65.9 million of pre-tax asset impairment charges. The remaining 2.9 percentage point decrease in consolidated operating margin was primarily due to:
•the net unfavorable impact of higher tariffs on our gross profit;
•a less favorable inventory obsolescence impact year-over-year;
•higher outbound freight costs;
•an increase in annual incentive compensation expense; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by:
•the favorable comparative impact of restructuring costs of $3.5 million recognized in the prior year period;
•the favorable impact of the acquisition of Olive & June within the Beauty & Wellness segment;
•lower commodity and product costs, partly driven by Project Pegasus initiatives; and
•reduced marketing expense.

Consolidated adjusted operating income decreased 24.6% to $66.3 million, or 12.9% of net sales revenue, compared to $87.9 million, or 16.6% of net sales revenue.

Comparison of First Nine Months of Fiscal 2026 to First Nine Months of Fiscal 2025
Consolidated operating loss was $731.1 million, or (55.5)% of net sales revenue, compared to consolidated operating income of $140.7 million, or 9.9% of net sales revenue. Operating loss during the first nine months of fiscal 2026 included $806.7 million of pre-tax asset impairment charges. The remaining 4.1 percentage point decrease in consolidated operating margin was primarily due to:
•the net unfavorable impact of higher tariffs on our gross profit;
•higher retail trade and promotional expense;
•increased outbound freight costs;
•a less favorable inventory obsolescence impact year-over-year;
•an increase in annual incentive compensation expense;
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

Consolidated adjusted operating income decreased 38.3% to $109.3 million, or 8.3% of net sales revenue, compared to $177.3 million, or 12.5% of net sales revenue.

Home & Outdoor

Comparison of Third Quarter Fiscal 2026 to Third Quarter Fiscal 2025
Operating loss was $0.1 million, or 0.0% of segment net sales revenue, compared to operating income of $40.3 million, or 16.4% of segment net sales revenue. Operating loss in the third quarter of fiscal 2026 included $24.0 million of pre-tax asset impairment charges. The remaining 5.9 percentage point decrease in segment operating margin was primarily due to:
•the net unfavorable impact of higher tariffs on our gross profit;
•higher retail trade and promotional expense;
•less favorable inventory obsolescence impact year-over-year;
•higher outbound freight costs;
•an increase in annual incentive compensation expense; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by:
•reduced marketing expense; and
•lower commodity and product costs, partly driven by Project Pegasus initiatives.

Adjusted operating income decreased 39.7% to $27.3 million, or 11.9% of segment net sales revenue, compared to $45.3 million, or 18.4% of segment net sales revenue.

Comparison of First Nine Months of Fiscal 2026 to First Nine Months of Fiscal 2025
Operating loss was $286.4 million, or (46.5)% of segment net sales revenue, compared to operating income of $87.3 million, or 12.7% of segment net sales revenue. Operating loss during the first nine months of fiscal 2026 included $328.6 million of pre-tax asset impairment charges. The remaining 5.9 percentage point decrease in segment operating margin was primarily due to:
•the net unfavorable impact of higher tariffs on our gross profit;
•higher retail trade and promotional expense;
•less favorable inventory obsolescence impact year-over-year;
•higher outbound freight costs;
•an increase in annual incentive compensation expense; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by lower commodity and product costs, partly driven by Project Pegasus initiatives, and the favorable comparative impact of higher distribution center expense in the prior year period.

Adjusted operating income decreased 45.2% to $56.3 million, or 9.1% of segment net sales revenue, compared to $102.6 million, or 15.0% of segment net sales revenue.

Beauty & Wellness

Comparison of Third Quarter Fiscal 2026 to Third Quarter Fiscal 2025
Operating loss was $8.3 million, or (2.9)% of segment net sales revenue, compared to operating income of $34.8 million, or 12.2% of segment net sales revenue. Operating loss in the third quarter of fiscal 2026 included $41.9 million of pre-tax asset impairment charges. The remaining 0.3 percentage point decrease in segment operating margin was primarily due to:
•the net unfavorable impact of higher tariffs on our gross profit;
•a less favorable inventory obsolescence impact year-over-year;
•higher outbound freight costs;
•an increase in annual incentive compensation expense; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by:
•lower retail trade and promotional expense;
•the favorable comparative impact of restructuring costs of $2.7 million recognized in the prior year period;
•the favorable impact of the acquisition of Olive & June; and
•lower commodity and product costs, partly driven by Project Pegasus initiatives.

Adjusted operating income decreased 8.5% to $39.0 million, or 13.8% of segment net sales revenue, compared to $42.6 million, or 15.0% of segment net sales revenue.

Comparison of First Nine Months of Fiscal 2026 to First Nine Months of Fiscal 2025
Operating loss was $444.7 million, or (63.5)% of segment net sales revenue, compared to operating income of $53.4 million, or 7.3% of segment net sales revenue. Operating loss during the first nine months of fiscal 2026 included $478.1 million of pre-tax asset impairment charges. The remaining 2.5 percentage point decrease in segment operating margin was primarily due to:
•the net unfavorable impact of higher tariffs on our gross profit;
•increased marketing expense;
•higher outbound freight costs;
•a less favorable inventory obsolescence impact year-over-year;
•an increase in annual incentive compensation expense; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by the favorable impact of the acquisition of Olive & June and lower commodity and product costs, partly driven by Project Pegasus initiatives.

Adjusted operating income decreased 28.9% to $53.1 million, or 7.6% of segment net sales revenue, compared to $74.6 million, or 10.1% of segment net sales revenue.

Interest Expense

Comparison of Third Quarter Fiscal 2026 to Third Quarter Fiscal 2025
Interest expense was $15.9 million, compared to $12.2 million. The increase in interest expense was primarily due to higher average borrowings outstanding compared to the same period last year.

Comparison of First Nine Months of Fiscal 2026 to First Nine Months of Fiscal 2025
Interest expense was $43.9 million, compared to $37.9 million. The increase in interest expense was primarily due to higher average borrowings outstanding, partially offset by a lower average effective interest rate inclusive of the impact of our interest rate swaps compared to the same period last year.

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

In July 2025, a reconciliation bill, commonly referred to as the One Big Beautiful Bill Act, was signed into law. The legislation includes a broad range of U.S. tax reform provisions. There were no discrete effects in the second quarter of fiscal 2026, and we do not expect a material impact on our fiscal 2026 consolidated financial statements.

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

In the fourth quarter of fiscal 2025, we implemented a reorganization involving the transfer of intangible assets previously held by Helen of Troy Limited (Barbados) to our subsidiary in Switzerland. The reorganization resulted in the consolidation of the ownership of intangible assets, supporting streamlined internal licensing and centralized management of the intangible assets. Further, the reorganization resulted in a transitional income tax benefit of $64.6 million from the recognition of a deferred tax asset of $74.0 million, partially offset by taxes associated with the transfer. As described below, a full valuation allowance has been recorded on this deferred tax asset as of the end of the third quarter of fiscal 2026.

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

We expect our fiscal 2026 effective tax rate, excluding discrete items and asset impairment charges described below and in Note 5, to increase relative to historical periods due to the impact of global tax reform initiatives, including the implementation of Pillar Two. As additional jurisdictions implement or revise legislation in response to these reforms, we could experience further adverse impacts on our global effective tax rate.

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

During the three and nine months ended November 30, 2025, we recognized goodwill and other intangible asset impairment charges of $65.9 million and $806.7 million, respectively, which included $37.7 million and $548.7 million, respectively, of non-deductible goodwill that will not result in a tax benefit. The expected tax benefit, net of valuation allowances, of $15.5 million on the year-to-date impairment charges will be recognized over the course of the fiscal year in relation to pre-tax book income, rather than as a discrete item in the periods in which the charges were incurred.

The downward revisions to our internal forecasts utilized in our impairment testing during fiscal 2026 impacted our assessment of the realizability of net deferred tax assets for our Switzerland subsidiary as of the beginning of the fiscal year. Based on these revisions and in accordance with ASC 740, Income Taxes, we recorded discrete partial valuation allowances during the first and second quarters of fiscal 2026 and ultimately full valuation allowances of $34.8 million and $64.8 million for the three and nine months ended November 30, 2025, respectively. We expect to maintain a full valuation allowance on these net deferred tax assets until we have objective factors that demonstrate the likelihood of realizing these deferred tax benefits.

For the three months ended November 30, 2025, income tax expense was $60.0 million on a pre-tax loss of $24.0 million, compared to income tax expense of $13.5 million on pre-tax income of $63.2 million for the same period last year. The increase in tax expense relative to pre-tax income (loss) is primarily due to non-deductible impairment charges and valuation allowances on deferred tax assets recorded in the third quarter of fiscal 2026, as discussed above.

For the nine months ended November 30, 2025, income tax expense was $69.2 million on a pre-tax loss of $774.2 million, compared to income tax expense of $30.4 million on pre-tax income of $103.3 million for the same period last year. The increase in tax expense relative to pre-tax income (loss) is primarily due to non-deductible impairment charges and valuation allowances on deferred tax assets recorded during the nine months ended November 30, 2025, as discussed above.

Net (Loss) Income, Diluted (Loss) Earnings Per Share, Adjusted Income (non-GAAP) and Adjusted Diluted Earnings Per Share (non-GAAP)

In order to provide a better understanding of the impact of certain items on our (loss) income and diluted (loss) earnings per share, the tables that follow report the comparative after-tax impact of asset impairment charges, Barbados tax reform, CEO succession costs, intangible asset reorganization, restructuring charges, amortization of intangible assets and non-cash share-based compensation, as applicable, on (loss) income and diluted (loss) earnings per share for the periods presented below. Adjusted income and adjusted diluted earnings per share may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended November 30, 2025
	(Loss) Income			Diluted (Loss) Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$(24,014)	$60,042	$(84,056)	$(1.04)	$2.61	$(3.65)
Asset impairment charges	65,906	(6,232)	72,138	2.84	(0.27)	3.11
Intangible asset reorganization	—	(44,056)	44,056	—	(1.90)	1.90
Subtotal	41,892	9,754	32,138	1.81	0.42	1.39
Amortization of intangible assets	3,708	638	3,070	0.16	0.03	0.13
Non-cash share-based compensation	5,030	521	4,509	0.22	0.02	0.19
Adjusted (non-GAAP)	$50,630	$10,913	$39,717	$2.18	$0.47	$1.71

Weighted average shares of common stock used in computing:
Diluted loss per share, as reported						23,035
Adjusted diluted earnings per share (non-GAAP)						23,180

	Three Months Ended November 30, 2024
	Income			Diluted Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$63,152	$13,536	$49,616	$2.76	$0.59	$2.17
Restructuring charges	3,518	316	3,202	0.15	0.01	0.14
Subtotal	66,670	13,852	52,818	2.91	0.61	2.31
Amortization of intangible assets	4,547	664	3,883	0.20	0.03	0.17
Non-cash share-based compensation	4,730	354	4,376	0.21	0.02	0.19
Adjusted (non-GAAP)	$75,947	$14,870	$61,077	$3.32	$0.65	$2.67

Weighted average shares of common stock used in computing reported and non-GAAP diluted earnings per share						22,882

	Nine Months Ended November 30, 2025
	(Loss) Income			Diluted (Loss) Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$(774,241)	$69,176	$(843,417)	$(33.69)	$3.01	$(36.70)
Asset impairment charges	806,685	4,418	802,267	34.99	0.19	34.80
CEO succession costs	3,484	153	3,331	0.15	0.01	0.14
Intangible asset reorganization	—	(74,015)	74,015	—	(3.21)	3.21
Restructuring charges	3,005	421	2,584	0.13	0.02	0.11
Subtotal	38,933	153	38,780	1.69	0.01	1.68
Amortization of intangible assets	12,582	2,189	10,393	0.55	0.09	0.45
Non-cash share-based compensation	14,698	1,123	13,575	0.64	0.05	0.59
Adjusted (non-GAAP)	$66,213	$3,465	$62,748	$2.87	$0.15	$2.72

Weighted average shares of common stock used in computing:
Diluted loss per share, as reported						22,979
Adjusted diluted earnings per share (non-GAAP)						23,054

	Nine Months Ended November 30, 2024
	Income			Diluted Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$103,278	$30,444	$72,834	$4.47	$1.32	$3.15
Barbados tax reform	—	(6,045)	6,045	—	(0.26)	0.26
Restructuring charges	6,879	619	6,260	0.30	0.03	0.27
Subtotal	110,157	25,018	85,139	4.76	1.08	3.68
Amortization of intangible assets	13,606	1,986	11,620	0.59	0.09	0.50
Non-cash share-based compensation	16,050	839	15,211	0.69	0.04	0.66
Adjusted (non-GAAP)	$139,813	$27,843	$111,970	$6.05	$1.20	$4.84

Weighted average shares of common stock used in computing reported and non-GAAP diluted earnings per share						23,118

Comparison of Third Quarter Fiscal 2026 to Third Quarter Fiscal 2025
Net loss was $84.1 million, compared to net income of $49.6 million. Diluted loss per share was $3.65, compared to diluted earnings per share of $2.17. The decrease is primarily due to the recognition of an after-tax asset impairment charge of $72.1 million during the third quarter of fiscal 2026, higher income tax expense primarily from the recognition of a valuation allowance on a deferred tax asset related to our intangible asset reorganization in fiscal 2025, lower operating income exclusive of the asset impairment charges and an increase in interest expense.

Adjusted income decreased $21.4 million, or 35.0%, to $39.7 million, compared to $61.1 million. Adjusted diluted earnings per share decreased 36.0% to $1.71, compared to $2.67.

Comparison of First Nine Months of Fiscal 2026 to First Nine Months of Fiscal 2025
Net loss was $843.4 million, compared to net income of $72.8 million. Diluted loss per share was $36.70, compared to diluted earnings per share of $3.15. The decrease is primarily due to the recognition of after-tax asset impairment charges of $802.3 million during the first nine months of fiscal 2026, higher income tax expense primarily from the recognition of a valuation allowance on a deferred tax asset related to our intangible asset reorganization in fiscal 2025, lower operating income exclusive of the asset impairment charges and an increase in interest expense.

Adjusted income decreased $49.2 million, or 44.0%, to $62.7 million, compared to $112.0 million. Adjusted diluted earnings per share decreased 43.8% to $2.72, compared to $4.84.

Liquidity and Capital Resources

We principally rely on our cash flow from operations and borrowings under our Credit Agreement (as defined below) to finance our operations, capital and intangible asset expenditures, acquisitions and share repurchases. Historically, our principal uses of cash to fund our operations have included operating expenses, primarily SG&A, and working capital, predominantly for inventory purchases and the extension of credit to our retail customers. We have typically been able to generate positive cash flow from operations sufficient to fund our operating activities. In the past, we have utilized a combination of available cash and existing, or additional, sources of financing to fund strategic acquisitions, share repurchases and capital investments. We generated $59.8 million in cash from operations during the first nine months of fiscal 2026 and had $27.1 million in cash and cash equivalents at November 30, 2025. As of November 30, 2025, the amount of cash and cash equivalents held by our foreign subsidiaries was $19.8 million. We have no existing activities involving special purpose entities or off-balance sheet financing.

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

Operating Activities

Operating activities provided net cash of $59.8 million for the nine months ended November 30, 2025, compared to net cash provided of $78.2 million for the same period last year. The decrease in cash provided by operating activities was primarily driven by a decrease in cash earnings and increases in payments for inventory, inclusive of higher tariffs, and interest, partially offset by decreases in cash used primarily for accounts receivable, annual incentive compensation, income taxes and restructuring activities.

Investing Activities

Investing activities used net cash of $27.1 million during the nine months ended November 30, 2025, compared to net cash used of $23.6 million for the same period last year. The increase in cash used by investing activities was primarily due to an increase in capital and intangible asset expenditures, partially offset by a favorable net working capital settlement during the first quarter of fiscal 2026 related to the acquisition of Olive & June. The increase in capital and intangible asset expenditures was primarily due to an increase in expenditures for buildings and improvements, computer, furniture and other equipment, and tooling, molds, and other production equipment, primarily driven by manufacturing diversification outside of China.

Financing Activities

Financing activities used net cash of $24.5 million during the nine months ended November 30, 2025, compared to net cash used of $32.4 million for the same period last year. The decrease in cash used by financing activities is primarily due to a decrease in payments for repurchases of common stock, partially offset by net repayments of our long-term debt of $24.3 million during the nine months ended November 30, 2025, in comparison to net borrowings of $67.3 million during the same period last year.

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

The floating interest rates on our borrowings under the Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $625 million and $550 million of the outstanding principal balance under the Credit Agreement as of November 30, 2025 and February 28, 2025, respectively. For additional information regarding our interest rate swaps, see Notes 11, 12, and 13 to the accompanying condensed consolidated financial statements.

In connection with the acquisition of Olive & June, we provided notice of a Qualified Acquisition (as defined in the Credit Agreement) and borrowed $235.0 million under our Credit Agreement to fund the acquisition initial cash consideration. The exercise of the Qualified Acquisition notice triggered temporary adjustments to the maximum Leverage Ratio, which was 3.50 to 1.00 before the impact of the qualified acquisition notice. As a result of the Qualified Acquisition notice, commencing at the beginning of our fourth quarter of fiscal 2025, the maximum Leverage Ratio was 4.50 to 1.00 through November 30, 2025. For additional information on the acquisition, see Note 4 to the accompanying condensed consolidated financial statements.

On November 25, 2025, we entered into an amendment to the Credit Agreement (the “Amendment”), which provides for the following:
•Reduces the commitment under the revolving credit facility from $1.0 billion to $750.0 million;
•Adds a maximum tier level pursuant to which, if the Net Leverage Ratio is greater than or equal to 4.00 to 1.00, then borrowings under the Credit Agreement bear floating interest at either the Base Rate or Term SOFR, plus a margin of 1.375% and 2.375% for Base Rate and Term SOFR borrowings, respectively, plus a credit spread of 0.10% for Term SOFR borrowings;
•Amends the minimum Interest Coverage Ratio financial covenant to replace the numerator with a Consolidated EBITDA measure instead of a Consolidated EBIT measure (as those terms are defined in the Credit Agreement);
•Amends the maximum Leverage Ratio financial covenant so that it is not permitted to be greater than as set forth below as of the end of the fiscal quarter:

Fiscal Quarter Ending	Maximum Leverage Ratio
November 30, 2025	4.50 to 1.00
February 28, 2026 through August 31, 2026	4.50 to 1.00
November 30, 2026	4.00 to 1.00
February 28, 2027 through May 31, 2027	3.75 to 1.00
August 31, 2027 and each fiscal quarter thereafter	3.50 to 1.00
We may elect to use the Leverage Holiday (as defined in the Credit Agreement) in connection with the consummation of a Qualified Acquisition after August 31, 2027, if we are in compliance with the terms of the Credit Agreement and meet the other terms and conditions relating to a Qualified Acquisition.
•Until August 31, 2027, the following negative covenants are reduced, as described in the Amendment, a general investments basket, an unsecured indebtedness basket and the Permitted Receivables Financings (as defined in the Credit Agreement) basket.

In connection with the Amendment, we recognized a $0.9 million charge within interest expense to write-off unamortized prepaid financing fees related to the revolver due to the reduced commitment and capitalized $1.0 million of lender and third-party fees during the third quarter of fiscal 2026, which were recorded as prepaid financing fees in long-term debt.

As of November 30, 2025, the outstanding Credit Agreement principal balance was $897.5 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $9.5 million. As of November 30, 2025, the amount available for revolving loans under the Credit Agreement, as amended, was $334.5 million, and the amount available per the maximum Leverage Ratio was $135.6 million. Covenants in the Credit Agreement, as amended, limit the amount of total indebtedness we can incur. As of November 30, 2025, these covenants effectively limited our ability to incur more than $135.6 million of additional debt from all sources, including the Credit Agreement, as amended.

Debt Covenants

As of November 30, 2025, we were in compliance with all covenants as defined under the terms of the Credit Agreement, as amended.

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

During the first, second and third quarters of fiscal 2026, we concluded that a goodwill impairment triggering event had occurred due to a further sustained decline in our stock price, resulting in our carrying value (excluding long-term debt) exceeding the Company’s total enterprise value (market capitalization plus long-term debt). Additional factors that contributed to these conclusions included downward revisions to our internal forecasts and strategic long-term plans, which reflect the tariff policies in effect, timing of corresponding price increases and the related macroeconomic environment at the end of our first, second and third quarters of fiscal 2026, including the corresponding impact on consumer spending and retailer orders. These factors were applicable to all of our reporting units, indefinite-lived trademark licenses and trade names and definite-lived trademark licenses, trade names and certain other intangible assets. Thus, we performed quantitative impairment testing on our goodwill and intangible assets described above during the first, second and third quarters of fiscal 2026.

Based on the outcome of these assessments, we recognized pre-tax asset impairment charges as follows:

(in thousands)	Three Months Ended November 30, 2025	Nine Months Ended November 30, 2025
Home & Outdoor (1)	$24,000	$328,632
Beauty & Wellness (2)	41,906	478,053
Total	$65,906	$806,685
(1)Asset impairment charges recognized for our Home & Outdoor segment included charges for our Hydro Flask and Osprey businesses of $15.0 million and $9.0 million, respectively, for the three months ended November 30, 2025 and $180.5 million and $148.1 million, respectively, for the nine months ended November 30, 2025.
(2)Asset impairment charges recognized for our Beauty & Wellness segment included charges for our Health & Wellness, Drybar and Curlsmith businesses of $10.7 million, $3.1 million and $28.2 million, respectively, for the three months ended November 30, 2025 and for our Health & Wellness, Drybar, Curlsmith and Revlon businesses of $207.3 million, $154.5 million, $92.8 million and $23.5 million, respectively, for the nine months ended November 30, 2025.

Impairment of Goodwill
We review goodwill for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances or conditions exist, we perform a qualitative assessment to determine whether it is more likely than not that the assets are impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). We operate two reportable segments, Home & Outdoor and Beauty & Wellness, which are comprised of eight reporting units, one of which did not have any goodwill recorded as of the beginning of fiscal 2026. If the results of the qualitative assessment indicate that it is more likely than not that the assets are impaired, further steps are required in order to determine whether the carrying value of each reporting unit exceeds its fair market value. An impairment charge is recognized to the extent the goodwill recorded exceeds the reporting unit’s fair value. We perform our annual impairment testing for goodwill as of the beginning of the fourth quarter of our fiscal year.

As described above, during the first, second and third quarters of fiscal 2026, we concluded that a goodwill impairment triggering event had occurred, and our qualitative assessment resulted in us performing quantitative goodwill impairment testing on all of our reporting units. The quantitative assessments performed resulted in total pre-tax goodwill impairment charges of $39.0 million during the three months ended November 30, 2025 in our Beauty & Wellness segment and $648.6 million during the nine months ended November 30, 2025, which includes impairment charges of $229.1 million in our Home & Outdoor segment and $419.5 million in our Beauty & Wellness segment. The Beauty & Wellness segment includes goodwill impairment charges related to our Health & Wellness, Drybar and Curlsmith reporting units of $10.7 million, $0.2 million and $28.2 million, respectively, for the three months ended November 30, 2025 and $200.3 million, $134.3 million and $85.0 million, respectively, for the nine months ended November 30, 2025. The Home & Outdoor segment includes goodwill impairment charges related to our Hydro Flask and Osprey reporting units of $115.9 million and $113.1 million, respectively, for the nine months ended November 30, 2025. No goodwill impairment charges were recognized during the three months ended November 30, 2025 related to our Home & Outdoor segment.

The remaining carrying values of the Osprey, Health & Wellness and Curlsmith reporting units’ goodwill as of November 30, 2025 were $96.6 million, $84.7 million and $32.1 million, respectively. The goodwill impairment charges recognized for the Hydro Flask and Drybar reporting units reduced the carrying values of their goodwill to zero.

During the first quarter of fiscal 2026, in connection with our annual budgeting and forecasting process, management reduced its forecasts for net sales revenue, gross margin and earnings before interest and taxes to reflect the tariff policies in effect and the related macroeconomic environment at the end of our first quarter of fiscal 2026, including the corresponding impact on consumer spending and retailer orders, as applicable. The revised forecasts also resulted in management selecting lower residual growth rates, which were also reflective of revised long-term industry growth expectations. During the second and third quarters of fiscal 2026, management further reduced its forecasts for net sales revenue, gross margin and earnings before interest and taxes to reflect the tariff policies in effect, timing of corresponding price increases and the related macroeconomic environment at the end of our second and third quarters of fiscal 2026, including the impact on consumer spending, retailer orders and China cross border ecommerce due to a shift to localized distribution, as applicable. An inability to achieve expected revenue and profitability in line with our internal projections could result in further declines in the fair value that may result in additional goodwill impairment charges.

The fair value of our OXO reporting unit, within our Home & Outdoor reportable segment, represented 108% of its carrying value as of November 30, 2025. We performed a sensitivity analysis on key assumptions used in the valuation. A hypothetical adverse change of 10% in the forecasted sales used to estimate the fair value of the OXO reporting unit would have resulted in an impairment charge of approximately $154.1 million against its goodwill carrying value of $166.1 million as of November 30, 2025.

The fair value of our Osprey reporting unit, within our Home & Outdoor reportable segment, represented 100% of its carrying value as of November 30, 2025. We performed a sensitivity analysis on key assumptions used in the valuation. A hypothetical adverse change of 10% in the forecasted sales used to estimate the fair value of the Osprey reporting unit would have resulted in an impairment charge of approximately $96.6 million reducing its goodwill carrying value to zero.

As of November 30, 2025, our remaining reporting unit, Olive & June had a fair value that exceeded its carrying value by at least 10%.

Considerable management judgment is necessary to estimate expected future cash flows for our reporting units, including evaluating the impact of operational and external economic factors on our future cash flows, all of which are subject to uncertainty. The assumptions and estimates used in determining the fair value of our reporting units involve significant elements of subjective judgment and analysis by management. Certain future events and circumstances, including higher tariffs, deterioration of retail economic conditions, higher cost of capital and a decline in actual and expected consumer demand, among others, could result in changes to these assumptions and judgments. A revision of these estimates and assumptions could cause the fair values of the reporting units to fall below their respective carrying values, resulting in impairment charges, which could have a material adverse effect on our results of operations.

Some of the inherent estimates and assumptions used in determining the fair value of our reporting units are outside of the control of management, including interest rates, cost of capital, tax rates, tariff rates, strength of retail economies and industry growth. While we believe that the estimates and assumptions we use are reasonable at the time made, it is possible changes could occur. The recoverability of our goodwill is dependent upon discretionary consumer demand and execution of our strategic plan, which includes investing in our brands, growing internationally, new product introductions and expanded distribution to drive revenue growth and profitability and achieve our projections, and our tariff mitigation plans. The net sales revenue and profitability rates used in our projections are management’s estimate of the most likely results over time, given a wide range of potential outcomes. Actual results may differ from those assumed in forecasts, which could result in material impairment charges. We will continue to monitor our reporting units for any triggering events or other signs of impairment including consideration of changes in tariff rates and the macroeconomic environment, significant declines in operating results, further significant sustained decline in market capitalization from current levels and other factors, which could result in impairment charges in the future.

Impairment of Intangible Assets
We review our indefinite-lived intangible assets for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If such circumstances or conditions exist, we perform a qualitative assessment to determine whether it is more likely than not that the assets are impaired. If the results of the qualitative assessment indicate that it is more likely than not that the assets are impaired, further steps are required in order to determine whether the carrying values of the indefinite-lived intangible assets exceeds their fair values. We perform our annual impairment testing for our indefinite-lived intangible assets as of the beginning of the fourth quarter. We review our definite-lived intangible assets for impairment whenever a triggering event occurs that indicates their carrying value may not be recoverable. If such circumstances or conditions exist, we assess recoverability based on estimated future pre-tax undiscounted cash flows. If the carrying value exceeds the estimated future pre-tax undiscounted cash flows, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair value.

As described above, during the first, second and third quarters of fiscal 2026, we concluded that an impairment triggering event had occurred and concluded to perform quantitative impairment analyses on our indefinite-lived intangible assets, which include trademark licenses and trade names, our definite-lived trademark licenses, trade names and certain other intangible assets, which were determined not to be recoverable. Our intangible asset impairment test compares the fair value of our intangible assets with their carrying value, and an impairment loss is recognized for the amount by which the carrying value exceeds the fair value.

Our indefinite-lived intangible asset testing resulted in total impairment charges of $24.0 million during the three months ended November 30, 2025, which includes $15.0 million related to our Hydro Flask trade name and $9.0 million related to our Osprey trade name, and $97.0 million during the nine months ended November 30, 2025, which includes $55.0 million related to our Hydro Flask trade name, $35.0 million related to our Osprey trade name and $7.0 million related to our PUR trade name. The remaining carrying values of the Hydro Flask, Osprey and PUR trade names as of November 30, 2025 were $4.0 million, $135.0 million and $47.0 million, respectively. As of November 30, 2025, the remaining carrying value of the Hydro Flask trade name was reclassified to a definite-lived trade name and assigned a useful life of 10 years.

Our definite-lived trademark license and trade name testing resulted in total impairment charges of $2.9 million during the three months ended November 30, 2025 related to our Drybar trade name and $38.0 million during the nine months ended November 30, 2025, which includes $23.5 million related to our Revlon trademark license, $7.8 million related to our Curlsmith trade name and $6.7 million related to our Drybar trade name. The remaining carrying values of the Revlon trademark license and Curlsmith trade name as of November 30, 2025 were $40.4 million and $9.6 million, respectively. The impairment charge recognized for the Drybar trade name reduced its carrying value to zero. In connection with the impairment testing, the remaining useful life of the Revlon trademark license was revised from 35 years to 10 years as of November 30, 2025, which will increase annual amortization expense by approximately $2.9 million.

During the first quarter of fiscal 2026, our definite-lived customer relationships and lists assessment resulted in a total impairment charge of $19.5 million, which includes $10.7 million and $8.8 million related to our Drybar and Hydro Flask customer relationships, respectively, which reduced the carrying values of these assets to zero. No impairment charges were recognized during the second or third quarters of fiscal 2026 related to our customer relationships and lists.

During the first quarter of fiscal 2026, our other intangible assets assessment resulted in a total impairment charge of $3.6 million, which includes $2.8 million and $0.8 million related to Drybar and Hydro Flask other intangibles, respectively, which reduced the carrying values of these assets to zero. No impairment charges were recognized during the second or third quarters of fiscal 2026 related to our other intangible assets.

Our Hydro Flask and Osprey intangible assets are included within our Home & Outdoor segment. Our Revlon, Curlsmith, Drybar and PUR intangible assets are included within our Beauty & Wellness segment. During the first quarter of fiscal 2026, in connection with our annual budgeting and forecasting process, management reduced its forecasts for net sales revenue, gross margin and earnings before interest and taxes to reflect the tariff policies in effect and the related macroeconomic environment at the end of our first quarter of fiscal 2026, including the corresponding impact on consumer spending and retailer orders, as applicable. The revised forecasts also resulted in management selecting lower residual growth rates, which were also reflective of revised long-term industry growth expectations, and royalty rates, as applicable. During the second and third quarters of fiscal 2026, management further reduced its forecasts for net sales revenue, gross margin and earnings before interest and taxes to reflect the tariff policies in effect, timing of corresponding price increases and the related macroeconomic environment at the end of our second and third quarters of fiscal 2026, including the impact on consumer spending, retailer orders and China cross border ecommerce due to a shift to localized distribution, as applicable. An inability to achieve expected revenue and profitability in line with our internal projections could result in further declines in the fair value that may result in additional impairment charges to these intangible assets.

As of November 30, 2025, all of our other indefinite-lived trademark licenses and trade names had a fair value that exceeded their carrying value by at least 10% except for our PUR trade name. The fair value of our PUR indefinite-lived trade name, within our Beauty & Wellness reportable segment, represented 104% of its carrying value as of November 30, 2025. We performed a sensitivity analysis on key assumptions used in the valuation. A hypothetical adverse change of 10% in the forecasted sales used to estimate the fair value of the PUR trade name would have resulted in an impairment charge of approximately $3.0 million against its carrying value of $47.0 million as of November 30, 2025.

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

The estimates and assumptions inherent in determining the fair value of our intangible assets are subject to the same risks described above for determining the fair value of our goodwill. Further declines in anticipated consumer spending or an inability to achieve expected revenue and profitability in line with our strategic long-term plans, including our tariff mitigation plans, could result in declines in the fair value that may result in impairment charges to our intangible assets. We will continue to monitor our intangible assets for any triggering events or other signs of impairment including consideration of changes in tariff rates and the macroeconomic environment, significant declines in sales or operating results and other factors, which could result in impairment charges in the future. For additional information, refer to Note 5 and Note 11 to the accompanying condensed consolidated financial statements.

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

The following table summarizes our share repurchase activity for the periods shown:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
September 1 through September 30, 2025	2,366	$25.36	2,366	$498,387
October 1 through October 31, 2025	329	26.32	329	498,378
November 1 through November 30, 2025	8,330	18.63	8,330	498,222
Total	11,025	$20.30	11,025
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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended November 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.	EXHIBITS
	(a)	Exhibits

10.1
First Amendment to Credit Agreement dated November 25, 2025, by and among Helen of Troy Texas Corporation, Helen of Troy Limited, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2025).

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 30, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of (Loss) Income, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.

		104	Cover Page, Interactive Data File formatted in iXBRL and contained in Exhibit 101.

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	January 8, 2026	/s/ G. Scott Uzzell
G. Scott Uzzell
Chief Executive Officer, Director and Principal Executive Officer

Date:	January 8, 2026	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer