Form 10-K
period 2026-02-28
HELEN OF TROY LTD
filed 2026-04-23
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of August 31, 2025, based upon the closing price of the common shares as reported by The NASDAQ Global Select Market on such date, was approximately $560.5 million.
As of April 16, 2026, there were 23,257,705 common shares, $0.10 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2026 Annual General Meeting of Shareholders to be filed within one hundred and twenty days of the fiscal year ended February 28, 2026 (2026 Proxy Statement) are incorporated by reference into Part III of this report to the extent described herein.

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

Segment Information

We currently operate in two reportable business segments:
•Home & Outdoor: Offers a broad range of outstanding world-class brands that help consumers enjoy everyday living inside their homes and outdoors. Our innovative products for home activities include food preparation and storage, cooking, cleaning, organization and beverage service. Our outdoor performance range, on-the-go food storage and beverageware includes lifestyle hydration products, coolers and food storage solutions, backpacks and travel gear. Sales for this global segment are primarily to online and brick & mortar retailers and through our direct-to-consumer channel.
•Beauty & Wellness: Provides consumers with a broad range of outstanding world-class brands for beauty and wellness. In Beauty, we deliver innovation through products such as hair styling appliances, grooming tools, liquid and aerosol personal care products and nail care solutions that help consumers look and feel more beautiful. In Wellness, we are there when you need us most with highly regarded humidifiers, thermometers, water and air purifiers, heaters and fans. Sales for this global segment are primarily to online and brick & mortar retailers, distributors and through our direct-to-consumer channel.

For more segment and geographic information concerning our net sales revenue, long-lived assets and operating income, refer to Note 17 to the accompanying consolidated financial statements.

Our Strategy

During fiscal 2026, we made significant organizational and operational changes designed to stabilize our business. The Board of Directors appointed a new Chief Executive Officer with transformation experience needed to help drive our next phase of value creation. Under this new leadership, we are currently engaged in a comprehensive review of our strategic priorities as we re-position our Company to deliver sustained revenue and profit growth, increase market share and create superior long-term value for all stakeholders.

We are taking steps to modernize our business model designed to move at the speed of the consumer and excel in a rapidly evolving environment with fragmented consumer attention and shifting value perceptions. Our strategy includes the following priorities: reenergize our brands and our people, adapt our organizational structure to put the consumer at the center of everything we do, strengthen our brand portfolio for predictable long-term growth, and improve asset efficiency. As part of our strategy, we plan to sharpen our focus on fewer, more impactful initiatives, which include investing more in product innovation, strengthening brand loyalty, and advancing commercial excellence. We intend to energize our brands through a disciplined investment approach focusing on impactful opportunities that generate competitive advantages and deliver product solutions and world-class innovation to our consumers. In addition, we believe our consumer-centric approach will enable us to better understand our consumers, allocate resources more efficiently, and accelerate the time to market for new products and brands with the best opportunities for long-term sustainable growth. We expect this will strengthen our portfolio of brands to provide a pathway for strong cash flow generation to further invest back into our business. We remain focused on improving balance sheet health and productivity, by prioritizing our capital expenditures, optimizing our working capital, and monetizing less productive assets. While we are finalizing this strategy reset, we have already implemented many of the foundational changes intended to drive long-term performance, and we have taken immediate actions we believe will accelerate our product innovation, sharpen our go-to-market execution, strengthen our cash flow, and pay down our debt.

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

	Insulated Beverageware, Coolers and Food Storage Solutions	Insulated beverageware including bottles, travel tumblers, drinkware and mugs, food and lunch containers, insulated totes, soft coolers, outdoor kitchenware and accessories
	Technical, Outdoor, Travel, and Lifestyle Packs and Accessories	Technical and outdoor sports packs, bike packs and bags, hydration and travel packs, duffel bags and luggage, lifestyle and everyday packs, kid carrier packs and accessories
Beauty & Wellness	Hair Tools and Accessories	Mass, professional and prestige hair appliances, brushes, grooming tools and accessories
	Hair Liquids	Prestige shampoos, liquid hair styling products, treatments and conditioners
	Nail Consumables and Grooming Tools	Nail polish, press-on nails, manicure and pedicure systems, grooming tools and nail care essentials
	Wellness Devices and Consumables	Thermometers, blood pressure monitors, pulse oximeters, nasal aspirators, humidifiers, faucet mount and pitcher water filtration systems, air purifiers, heaters, fans and humidification, thermometry, water filtration and air purification consumables

Our Trademarks

We market and sell certain of our products under our own trademarks and trademarks licensed from third parties. We believe our principal trademarks, both owned and licensed, have high levels of brand name recognition among retailers and consumers throughout the world. Through our favorable partnerships with our licensors, we believe we have developed stable, enduring relationships that provide access to unique brands that complement our owned and internally developed trademarks.

The Beauty & Wellness segment relies on the continued use of trademarks licensed under various agreements for a significant portion of its net sales revenue. New product introductions under licensed trademarks require approval from the respective licensors. The licensors must also approve the product packaging. Some of our license agreements require us to pay minimum royalties. Our licensors and licensees also generally have the ability to terminate or non-renew their license agreements with us at their option subject to each parties’ right to continue the license for a period of time following notice of termination or non-renewal.

The following table lists our key trademarks by business segment:

Segment	Owned	Licensed
Home & Outdoor	OXO, Good Grips, Soft Works, OXO tot, OXO Brew, OXO Strive, OXO Outdoor, Hydro Flask, Osprey
Beauty & Wellness	Drybar, Hot Tools, Curlsmith, Olive & June, PUR	Revlon, Honeywell, Braun, Vicks

Patents and Other Intellectual Property

We maintain utility and design patents in the U.S. and several foreign countries. We also protect certain details about our processes, products and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.

Sales and Marketing

We currently market our products in approximately 100 countries throughout the world. Sales within the U.S. comprised approximately 72%, 71% and 74% of total net sales revenue in fiscal 2026, 2025 and 2024, respectively. Our segments primarily sell their products through mass merchandisers, sporting goods retailers, department stores, drugstore chains, home improvement stores, grocery stores, specialty stores, prestige beauty chains, beauty supply retailers, e-commerce retailers, wholesalers, warehouse clubs and various types of distributors, as well as directly to consumers. We take a consumer-centric approach to assortment planning by fostering close collaborations with our retail customers. In many instances, we produce specific versions of our product lines with exclusive designs and packaging for our retail customers, which are appropriately priced for their respective customer bases. During fiscal 2026, we realigned our commercial triangle of product, sales and marketing to enhance our go-to-market effectiveness by having our brand marketing teams and North America sales teams report directly into our business segment Presidents. As a result, we also transitioned our business intelligence, insights and analytics, agency management and digital strategy teams to report to our Chief Strategy Officer. We sell products principally through the use of outside sales representatives and our own internal sales associates, supported by our brand marketing teams, category management, engineering, creative services and customer and consumer service associates. These groups work closely together, leveraging marketing data and analytics, to develop pricing and distribution strategies, to design packaging and to help develop product line extensions and new products.

Research and Development

Our research and development activities focus on new, differentiated and innovative products designed to drive sustained organic growth. We continually invest to strengthen our product design and research and development capabilities, including extensive studies to gain consumer insights. Research and development expenses consist primarily of salaries and employee benefits, contracted development and testing efforts and third-party design agencies associated with the development of products.

Manufacturing and Distribution

We contract with unaffiliated manufacturers, primarily in China, Vietnam and Mexico, to manufacture a significant portion of our finished goods for the Home & Outdoor segment and our Beauty & Wellness segment’s hair tools and accessories and nail consumables and grooming tools, as well as certain wellness product categories. The hair liquids category of the Beauty & Wellness segment sources most of its products from U.S. manufacturers. Finished goods manufactured by vendors in Asia comprised approximately 83% of finished goods purchased in fiscal 2026 and approximately 79% of finished goods purchased in both fiscal 2025 and 2024. Finished goods manufactured by vendors in China comprised approximately 57%, 63% and 62% of finished goods purchased in fiscal 2026, 2025 and 2024, respectively.

We occupy owned and leased office and distribution space in various locations to support our operations. These facilities include our U.S. headquarters in El Paso, Texas, and distribution centers in Southaven and Olive Branch, Mississippi, and Gallaway, Tennessee, which are used to support a significant portion of our domestic distribution. See Note 4 to the accompanying consolidated financial statements for additional information.

Customers

Sales to our largest customer, Amazon.com Inc., accounted for approximately 20%, 22% and 21% of our consolidated net sales revenue in fiscal 2026, 2025 and 2024, respectively. Sales to our second largest customer, Walmart, Inc., including its worldwide affiliates, accounted for approximately 13%, 11% and 9% of our consolidated net sales revenue in fiscal 2026, 2025 and 2024, respectively. Sales to our third largest customer, Target Corporation, accounted for approximately 12%, 11% and 10% of our consolidated net sales revenue in fiscal 2026, 2025 and 2024, respectively. No other customers accounted for 10% or more of consolidated net sales revenue during these fiscal years. Sales to our top five customers accounted for approximately 50%, 49% and 47% of our consolidated net sales revenue in fiscal 2026, 2025 and 2024, respectively.

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

Seasonality

The following table illustrates the seasonality of our net sales revenue by fiscal quarter as a percentage of annual net sales revenue for the periods presented:

	Fiscal Quarters Ended Last Day of Month
	2026	2025	2024
May	20.8%	21.8%	23.7%
August	24.2%	24.9%	24.5%
November	28.7%	27.8%	27.4%
February	26.3%	25.5%	24.4%

Our sales are seasonal due to different calendar events, holidays and seasonal weather and illness patterns. Historically, the third fiscal quarter produces the highest net sales revenue during the fiscal year.

Competitive Conditions

We generally sell our products in markets that are very competitive and mature. Our products compete against similar products of many large and small companies, including well-known global competitors. In many of the markets and industry segments in which we sell our products, we compete against other branded products as well as retailers’ private-label brands. We believe that we have certain key competitive advantages, such as well recognized brands, engineering expertise and innovation, sourcing and supply chain know-how and productive co-development relationships with our manufacturers. We support our products with advertising, promotions, strategic partnerships with ambassadors and influencers and other marketing activities, as well as an extensive sales force in order to build awareness and to encourage new consumers to try our brands and products. We are well positioned in the industry segments and markets in which we operate, often holding leading market share positions. We believe these advantages allow us to bring our retailers a differentiated value proposition.

The following table summarizes our primary competitors by business segment:

Segment	Competitor
Home & Outdoor
Lifetime Brands, Inc. (KitchenAid), Breville Group, Corning Incorporated (Pyrex), Progressive International (SnapLock), Meyer Corporation (Farberware), Newell Brands Inc., Simple Human LLC, Yeti Holdings, Inc., Bradshaw International (GoodCook), PMI Worldwide (Stanley), Patagonia, Gregory Mountain Products, CamelBak, The North Face, Deuter, Cotopaxi, Thule Group, Trove Brands, LLC (Owala)

Beauty & Wellness	Conair, Spectrum Brands Holdings Inc. (Remington), Coty Inc., Dyson Ltd, L’Oréal S.A., DevaCurl, SharkNinja, Inc., Exergen Corporation, Omron Healthcare, Inc., Crane Engineering, Newell Brands, Inc., Lasko Products, LLC, Vesync Co., Ltd (Levoit), The Clorox Company (Brita), Zero Technologies, LLC, Vornado Air Circulation Systems, Unilever (Blueair), Wella Operations US LLC, KISS USA, Guardian Technologies LLC.

Environmental and Health and Safety Matters

Our operations are subject to national, state, local and provincial jurisdictions’ environmental, health and safety laws and regulations and industry-specific product certifications. Many of the products we sell are subject to product safety laws and regulations in various jurisdictions. These laws and regulations specify the maximum allowable levels of certain materials that may be contained in our products, provide statutory prohibitions against misbranded and adulterated products, establish ingredients and manufacturing procedures for certain products, specify product safety testing requirements and set product identification, labeling and claim requirements. For example, thermometers distributed by our Beauty & Wellness segment must comply with various regulations governing the production and distribution of medical devices. Similarly, some of our Beauty & Wellness segment’s customers also require that our hair appliances comply with various safety certifications, including UL certifications. Additionally, some of our product lines are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the U.S. Environmental Protection Agency (the “EPA”), U.S. Customs and Border Protection, the U.S. Food and Drug Administration, the U.S. Consumer Product Safety Commission and the European Union (“EU”).

During fiscal 2022 and 2023, we were in discussions with the EPA regarding the compliance of packaging and labeling claims on certain of our products in the air and water filtration and humidification categories within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging and labeling compliance discussions, we completed the repackaging and relabeling of impacted products during fiscal 2023. We continue to have ongoing settlement discussions with the EPA related to this matter. As of February 28, 2026, we accrued an estimated liability of $4.4 million, which represents our best estimate of probable settlement costs related to this matter.

An emerging trend with governmental and non-governmental organizations, consumers, shareholders, retail customers, communities, and other stakeholders is increased focus and expectations on sustainability matters. These trends have led to, among other things, increased public and private social accountability reporting requirements relating to labor practices, climate change, human trafficking and other sustainability matters and greater demands on our packaging and products. In our product space, some requirements have already been mandated, and we believe others may become required in the future. Examples of current requirements include conflict minerals content reporting, customer reporting of foreign fair labor practices in connection with our supply chain vendors and evaluating the risks of human trafficking and slavery.

We believe that we are in material compliance with these laws, regulations and other reporting requirements. Due to our operations and the frequently changing and increasingly burdensome nature of compliance and social reporting standards and technology, we cannot predict with any certainty what future material capital or operating expenditures, if any, will be required in order to comply with applicable laws, regulations and other reporting mandates. Further, any failure to achieve our sustainability goals or a perception of our failure to act responsibly or to effectively respond to new, or changes in, legal or regulatory requirements relating to sustainability concerns could adversely affect our business, financial condition, results of operations and reputation.

Sustainability Initiatives

We uphold rigorous corporate governance standards that support transparency, ethical business practices and long-term value creation for our stakeholders, including associates, consumers, customers, shareholders and communities. As we execute our strategic initiatives, we seek to drive organic sales growth, expand margins and deploy capital strategically, with sustainability initiatives supporting these objectives critical to our operations and market success. This focus enhances our ability to adapt to evolving consumer expectations, mitigate risks and position us as a responsible global market participant.

Our Board of Directors, through the Corporate Governance Committee, oversees sustainability-related matters and their implementation (including environmental, climate change and human rights). Our Vice President of Regulatory, Sustainability and Governance leads these initiatives to implement a strategic plan aligned with globally recognized frameworks, such as the Task Force on Climate-related Financial Disclosures (“TCFD”).

Our approach to product design and development prioritizes meeting growing consumer demand for products that are safe, durable and responsibly made. We focus on innovation that incorporates principles of environmental stewardship, such as circularity, recyclability, and reducing packaging waste, ensuring alignment with consumer values and building trust in our brands. Additionally, we conduct comprehensive supply chain audits to ensure compliance with ethical labor practices and responsible sourcing, reinforcing our reputation for quality and integrity.

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

In June 2025, we published our fifth Sustainability Report, summarizing our strategy and highlighting progress in environmental stewardship and human capital development. These disclosures align with our commitment to transparency and responsible business practices. Information in our Sustainability Report is not part of this Annual Report or any other report we file with, or furnish to, the Securities and Exchange Commission (“SEC”), except as expressly set forth by specific reference in such a filing.

Human Capital

Overview

We are committed to fostering a positive and engaging culture of inclusion, care, belonging, and support where all members of our global workforce can thrive. To enhance associates’ “total well-being,” we offer a range of resources, including learning and development opportunities, volunteer time off, financial and retirement planning advice, employee stock purchase programs, health and wellness initiatives and product discounts. Perks and benefits vary by region and office. Additionally, we monitor our culture and associate engagement through various methods, including periodic culture surveys.

Attracting, developing and retaining top talent is critical to our continued success as a business. We have a performance evaluation and feedback process for all associates. We encourage career planning at all levels of the Company. We have a formal system in place to identify and develop talent, along with mechanisms to create development and succession plans for key positions within the organization. Our senior leadership team develops and recommends to the Board of Directors succession plans for all of our senior management.

Our compensation program is designed to offer a competitive package that attracts, retains, motivates and rewards exceptional associates. We adhere to a ‘pay for performance’ philosophy, linking annual compensation adjustments to overall Company performance and individual contributions. Our compensation processes also ensure fair and equitable pay for all associates.

We believe that our culture, fair pay, benefits, rewards and recognition, healthy-living initiatives, collaborative projects and open communication between management and staff enables us to attract and retain talented associates.

Our Associates

As of February 28, 2026, we employed 1,854 full-time associates worldwide. We also use temporary, part-time and seasonal associates as needed.

None of our U.S. associates are covered by a collective bargaining agreement. Certain of our associates in Europe and Vietnam are covered by collective arrangements or works counsel in accordance with local practices. We have never experienced a work stoppage, and we believe that we have satisfactory working relations with our associates.

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

We are advancing initiatives to foster inclusion and engagement which include: culture building and re-recruiting within our organization, leadership coaching and training to build awareness and sponsorship, recruitment actions, associate learning programs to develop skills, associate resource groups, ongoing dialogue sessions with our associates and charitable donations to non-profit organizations whose missions and values align with our culture.

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

Available Information

We maintain our main Internet site at: http://www.helenoftroy.com. The information contained on this website is not included as a part of, or incorporated by reference into, this Annual Report. We make available on or through our main website’s Investor Relations page under the heading “Financials - SEC Filings” certain reports and amendments to those reports that we file with, or furnish to, the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements on Schedule 14A, amendments to these reports and the reports required under Section 16 of the Exchange Act of transactions in our common stock by directors and officers. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC maintains a website at https://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Also, on the Investor Relations page, under the heading “Governance,” are our Code of Ethics, Code of Conduct, Corporate Governance Guidelines and the Charters of the Committees of the Board of Directors.

Item 1A. Risk Factors

Carefully consider the risks described below and all of the other information included in our Annual Report when deciding whether to invest in our securities or otherwise evaluating our business. If any of the risks or other events or circumstances described elsewhere in this Annual Report materialize, our business, operating results or financial condition may suffer. As a result, the trading price of our common stock and the value of your investment might significantly decline. The risks listed below are not the only risks that we face. Additional risks unknown to us or that we currently believe are insignificant may also affect our business.

You should also refer to the explanation of the qualifications and limitations on forward-looking statements under “Information Regarding Forward-Looking Statements,” at the end of Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements made by us are qualified by the risk factors described below.

The following is a summary of some of the principal risk factors which are more fully described below.

Business, Operational and Strategic Risks

•The geographic concentration of certain of our U.S. distribution facilities increases our risk to disruptions that could affect our ability to deliver products in a timely manner.
•The occurrence of cyber incidents, or failure by us or our third-party service providers to maintain cybersecurity and the integrity of confidential internal or customer data, could have a material adverse effect on our operations and profitability.
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
•We are subject to risks related to our dependence on the strength of retail economies and may be vulnerable in the event of a prolonged economic downturn, including a downturn from the effects of macroeconomic conditions, geopolitical conditions including global conflicts or wars, any public health crises or similar conditions.
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

Legal, Regulatory and Tax Risks

•All of our products are manufactured by unaffiliated manufacturers, most of which are located in China, Vietnam and Mexico; therefore, we face risks of significant tariffs or other restrictions continuing to be placed on imports from China, Vietnam or Mexico and any retaliatory measures taken by these countries against the U.S adversely impacting our business.
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
•Regulatory changes in Bermuda, including economic substance and tax governance requirements, could adversely affect our operations.
•Our judgments regarding the accounting for tax positions and the resolution of tax disputes may impact our net earnings and cash flow.

Financial Risks

•Our business, liquidity or cost of capital may be materially adversely affected by constraints or changes in the capital and credit markets, interest rates and limitations under and compliance with our credit facility, including our debt covenants.
•Our goodwill, indefinite-lived and definite-lived intangible assets, and other long-lived assets have recently been impaired, and we could be required to record additional impairment charges, which may be significant.
•Our projections of product demand, sales and net income are highly subjective in nature and our future sales and net income could vary by a material amount from our projections.
•Increased costs of raw materials, energy and transportation may adversely affect our operating results and cash flow.
•We face risks associated with foreign currency exchange rate fluctuations.

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

During fiscal 2026, most of our U.S. distribution, receiving and storage functions were concentrated in two distribution facilities in northern Mississippi and our distribution facility in Gallaway, Tennessee, which are in close proximity to each other. Approximately 60% of our consolidated gross sales volume shipped from facilities in this region in fiscal 2026. Due to this geographical concentration, a disruption at any of these facilities, including severe weather events, or government mandated or suggested isolation protocols relating to a pandemic or other public health crisis, even for a few days, could limit or disrupt our distribution process, or potentially lead to the temporary closure of a facility. Any resulting delays in the delivery of our products could have a material and adverse effect on our business, operating results and financial condition.

The occurrence of cyber incidents, or failure by us or our third-party service providers to maintain cybersecurity and the integrity of confidential internal or customer data, could have a material adverse effect on our operations and profitability. Such incidents may also result in faulty business decisions, operational inefficiencies, damage to our reputation or our associate and business relationships, and/or subject us to costs, fines, or lawsuits.

Information systems require constant updates to their security policies, networks, software, and hardware systems to reduce the risk of unauthorized access, malicious destruction of data or information theft. In addition, attacks upon information technology systems are increasing in their frequency, level of sophistication, persistence and intensity and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. We rely on commercially available systems, software, tools, third-party service providers and monitoring to provide security for processing, transmission and storage of confidential information and data. While we have security measures in place, our systems, networks, and third-party service providers have been and will continue to be subject to ongoing threats. We and our third-party service providers have experienced, and expect to continue to experience, actual or attempted cyber-attacks of our information systems or networks. We do not believe we have experienced any material system security breach that to date has had a material impact on our operations or financial condition. However, if any such event, whether actual or perceived, were to occur, it could have a material adverse effect on our business, operating results and financial condition. Our security measures may also be breached in the future as a result of associate error, failure to implement appropriate processes and procedures, advances in computer and software capabilities and encryption technology, new tools and discoveries, malfeasance, third-party action, including cyber-attacks, hacking, phishing attacks, malware (e.g., ransomware) or other misconduct by computer hackers or otherwise. Additionally, we may have heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements. Our workforce operates with a combination of remote work and flexible work schedules opening us up for cybersecurity threats and potential breaches as a result of increased associate usage of networks other than company-managed networks. Furthermore, due to geopolitical tensions around the world, the risk of cyber-attacks may be elevated. This could result in one or more third-parties obtaining unauthorized access to our customer or supplier data or our internal data, including personally identifiable information, intellectual property and other confidential business information. Third-parties may also attempt through phishing attacks or other forms of social engineering schemes or deceptive practices to fraudulently induce associates into disclosing sensitive information such as usernames, passwords or other information in order to gain access to customer or supplier data or our internal data, including intellectual property, financial, and other confidential business information.

Furthermore, although we govern the use of generative artificial intelligence (including machine learning) (AI) technologies by our associates, our third-party manufacturers, vendors and service providers may use generative AI technologies or systems. The development, adoption and use of AI technologies are still in their early stages and are complex. The algorithms and models utilized in generative AI technologies and systems may have limitations, including biases, errors, or inability to handle certain data types or scenarios. There are also risks of system failures, disruptions or vulnerabilities that could compromise the integrity, security or privacy of the AI generated content, including the use of cyberattacks against such emerging technologies. The ineffective or inadequate AI development or deployment practices by any of our third-party manufacturers, vendors or service providers could result in unintended consequences and may intensify our cybersecurity risks.

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

Our operations are largely dependent on our ERP system. We continuously make adjustments to improve the effectiveness of the ERP and other peripheral information systems, including the installation of significant new subsystems. In fiscal 2026, we replaced our financial consolidation, planning and reporting system. In fiscal 2027, we are planning to replace our supply chain planning system. Our ERP system is subject to continually evolving cybersecurity and technological risks, including risks associated with cloud data storage. Any failures or disruptions in the ERP and other information systems, including a cybersecurity breach, or any complications resulting from ongoing adjustments to our systems could cause interruption or loss of data in our information or logistical systems that could materially impact our ability to procure products from our manufacturers, transport them to our distribution facilities, and store and deliver them to our customers on time and in the correct amounts. In addition, natural disasters or other extraordinary events may disrupt our information systems and other infrastructure, and our data recovery processes may not be sufficient to protect against loss.

In fiscal 2026, we replaced our financial consolidation, planning and reporting system, and we are planning to replace our supply chain planning system to leverage best in class ways of working and modernized technologies that enhance efficiency, effectiveness and experience. In the future, we could identify and embark upon additional projects to upgrade or replace our information systems. These projects will require the investment of significant personnel and financial resources and the re-engineering of business processes. System implementations subject us to substantial costs and inherent risks associated with migrating from our legacy systems and processes. These costs and risks include, but are not limited to: significant capital and operating expenditures; diversion of associates’ and management’s attention from day-to-day business operations; disruptions to our supply chain; inability to deliver products to our customers in a timely manner; inability to process payments to manufacturers, vendors and associates accurately and in a timely manner; and possible weakened effectiveness of our internal controls over financial reporting. If we are not able to successfully design and implement new systems as planned and in a timely manner, we could incur increased costs, disruptions to our operations or other difficulties, each of which could have a material adverse effect on our business, operating results and financial condition.

We rely on licensed trademarks from third parties and license certain trademarks to third parties in exchange for royalty income, the loss of which could have a material adverse effect on our revenues and profitability.

A significant portion of our sales revenue comes from selling products under licensed trademarks, particularly in the Beauty & Wellness segment. As a result, we are dependent upon the continued use of these trademarks. Additionally, we license certain owned trademarks to third parties in exchange for royalty income. It is possible that certain actions taken by us, our licensors, licensees, or other third parties might greatly diminish the value of any of our licensed trademarks. Our licensors and licensees also generally have the ability to terminate or non-renew their license agreements with us at their option subject to each parties’ right to continue the license for a period of time following notice of termination or non-renewal. If we, or our licensees, were unable to sell products under these licensed trademarks, or one or more of our license agreements were terminated or the value of the trademarks were diminished, the effect on our business, operating results and financial condition could be both negative and material.

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

A few customers account for a substantial percentage of our net sales revenue. Our financial condition and operating results could suffer if we lost all or a portion of the sales to any one of these customers. In particular, sales to our two largest customers accounted for approximately 33% of our consolidated net sales revenue in fiscal 2026. While only three customers individually accounted for 10% or more of our consolidated net sales revenue in fiscal 2026, sales to our top five customers in aggregate accounted for approximately 50% of fiscal 2026 consolidated net sales revenue. We expect that a small group of customers will continue to account for a significant portion of our net sales revenue. Although we have long-standing relationships with our major customers, we generally do not have written agreements that require these customers to buy from us or to purchase a minimum amount of our products. A substantial decrease in sales to any of our major customers could have a material adverse effect on our financial condition and operating results. Some of our customers’ creditworthiness may be vulnerable to the impact of a prolonged economic downturn or a public health crisis. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a deterioration in the credit worthiness or bankruptcy filing of a key customer could have a material adverse effect on our business, operating results and financial condition.

We are dependent on third-party manufacturers, most of which are located in Asia, and any inability to obtain products from such manufacturers could have a material adverse effect on our business, operating results and financial condition.

All of our products are manufactured by unaffiliated companies, most of which are in Asia. For fiscal 2026, finished goods manufactured in Asia comprised approximately 83% of total finished goods purchased, of which 57% was manufactured in China. This concentration exposes us to risks associated with doing business globally, including among others: global public health crises (such as pandemics and epidemics); changing international political relations and conflicts; labor availability and cost; changes in laws, including tax laws, regulations and treaties; changes in labor laws, regulations and policies; changes in customs duties, additional tariffs and other trade barriers; changes in shipping costs; currency exchange fluctuations; local political unrest; an extended and complex transportation cycle; the impact of changing economic conditions; and the availability and cost of raw materials and merchandise. In recent years, increasing labor costs, import tariffs, regional labor dislocations driven by new government policies, local inflation, changes in ocean cargo carrier capacity and costs, the impact of energy prices on transportation, and fluctuations in the Chinese Renminbi against the U.S. Dollar have resulted in variability in our cost of goods sold. In the past, certain Chinese suppliers have closed operations due to economic conditions that pressured their profitability. Although we have multiple sourcing partners for certain products, occasionally we may be unable to source certain items on a timely basis due to changes occurring with our suppliers. We continue to make progress in sourcing certain similar products outside of China and have initiated significant efforts to diversify our supplier base outside of China through continuously exploring the expansion of sourcing alternatives in other countries where we expect tariffs, overall costs or sourcing risks to be lower. However, the relocation of any production capacity will continue to require more time, could require substantial costs and may not be successful. The political, legal, trade and cultural environment in Asia is rapidly evolving, and any change that impairs our ability to obtain products from manufacturers in that region, or to obtain products at marketable rates, could have a material adverse effect on our business, operating results and financial condition. Recently imposed tariffs resulted in the pause or cancellation of direct import orders from China by certain of our key retailers, which adversely impacted our net sales revenue during fiscal 2026. Our sales were also negatively impacted by evolving dynamics in the China market, including a shift toward localized fulfillment models and heightened competition from domestic sellers benefiting from government subsidies. Any further trade-related developments between China and the U.S. could have a material adverse effect on our business, operating results and financial condition.

Any disruption to our supply chain, even for a relatively short period of time, could cause a loss of revenue, which could adversely affect our operating results. Additionally, surges in demand and shifts in shopping patterns, as well as other factors, can strain the global supply chain network resulting in higher inbound freight costs and surges in prices for raw materials, components and semiconductor chips, which could adversely impact our operating costs. Recently imposed tariffs have increased our cost of goods sold in fiscal 2026 and may continue to unfavorably impact our costs. If global supply chain disruptions or further trade-related policies or import restrictions emerge, we may experience further cost increases which could have a material adverse effect on our business, operating results and financial condition.

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

Retailers place great emphasis on timely delivery of our products for specific selling seasons, especially during our third fiscal quarter, and on the fulfillment of consumer demand throughout the year. We cannot control all of the various factors that might affect product delivery to retailers. Vendor production delays, difficulties encountered in shipping from overseas, customs clearance delays, and operational issues with any of the third-party logistics providers we use in certain countries are on-going risks of our business. We also rely upon third-party carriers for our product shipments from our distribution facilities to customers. In certain circumstances, we rely on the shipping arrangements our suppliers have made in the case of products shipped directly to retailers from the suppliers. Accordingly, we are subject to risks, including labor disputes, inclement weather, public health crises (such as pandemics and epidemics), natural disasters, possible acts of terrorism, port and canal backlogs and blockages, availability of shipping containers, carrier-imposed capacity restrictions, carrier delays, shortages of qualified drivers, tariffs and other trade restrictions and increased security restrictions associated with the carriers’ ability to provide delivery services to meet our shipping needs. Our third-party manufacturing partners are not equipped to hold meaningful amounts of inventory and if shipping container capacity is limited or unavailable, they could pause manufacturing, which could ultimately impact our ability to meet consumer demand on a timely basis. Further, our delivery process must often accommodate special vendor requirements to use specific carriers and delivery schedules. During the first quarter of fiscal 2025, we experienced automation system startup issues at our new distribution facility in Gallaway, Tennessee which impacted some of our Home & Outdoor segment’s small retail customer and direct-to-consumer orders. As a result, our sales during the first quarter of fiscal 2025 were adversely impacted due to shipping disruptions, and we incurred additional costs and lost efficiency during both the first and second quarters of fiscal 2025 as we worked to remediate the issues. As a result of the remediation efforts performed, the automation system began to operate as designed during the third quarter of fiscal 2025, and we achieved targeted efficiency levels by the end of fiscal 2025. Any future similar incidents could cause us to fail to deliver products to our retailers in a timely and effective manner which could damage our reputation and brands and result in the loss of customers or reduced orders, which could have a material adverse effect on our business, operating results and financial condition.

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
•increases in duties, tariffs and taxation;
•restrictions on transfer of funds or exchange of currencies;
•currency devaluations;
•expropriation of assets; and
•other adverse changes in policies, including monetary, tax or lending policies, encouraging foreign investment or foreign trade by our host countries.

Some of these events have occurred, such as increases in tariffs, which adversely impacted our cost of goods sold and had cascading adverse impacts on our net sales revenue, business, results of operations and cash flows. Should any of these events reoccur or occur in the future, our ability to sell or export our products or repatriate profits could be impaired, we could experience a loss of sales and profitability from our domestic or international operations, and/or we could experience a substantial impairment or loss of assets, any of which could materially and adversely affect our business, operating results and financial condition.

We are subject to risks related to our dependence on the strength of retail economies and may be vulnerable in the event of a prolonged economic downturn, including a downturn from the effects of macroeconomic conditions, geopolitical conditions including global conflicts or wars, any public health crises or similar conditions.

Our business depends on the strength of the retail economies in various parts of the world, primarily in North America and to a lesser extent EMEA, Asia and Latin America. These retail economies are affected for the most part by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, public health crises (such as pandemics and epidemics), global trade and tariff policy disputes, terrorist attacks and political unrest. Consumer spending in any geographic region is generally affected by a number of factors, including among others, local economic conditions, government actions, including trade and tariff policies, inflation, interest rates and credit availability, energy costs, commodity prices, unemployment rates, higher consumer debt levels, reductions in net worth, home foreclosures and reductions in home values, gasoline prices, and consumer confidence, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. Measures imposed, or that may be imposed, by national, state and local authorities in response to any public health crises or global trade and tariff policies may have impacts of uncertain severity and duration on domestic and foreign economies. The effectiveness of economic stabilization efforts, including government payments and loans to affected citizens and industries, is uncertain. Any sustained economic downturn in the U.S. or any of the other countries in which we conduct significant business, may cause significant readjustments in both the volume and mix of our product sales, which could materially and adversely affect our business, operating results and financial condition. We cannot reasonably estimate the duration and severity of existing macroeconomic conditions, which have had and may continue to have a material impact on our business. Additionally, global issues may affect our business and the global economy, including the geopolitical impact of military conflict (such as the Israel-United States and Iran conflict) and any related economic or other sanctions, including trade and tariff policies. While we have not experienced any direct impact from the conflicts including the Middle East and elsewhere, the extent and duration of the military action, sanctions and resulting disruptions to supply chains and the global economy are impossible to predict but could be substantial and could adversely affect our operating results as they continue to impact the global economy in the future. As a result, current financial information may not necessarily be indicative of future operating results, and our plans to address the impact of macroeconomic trends and global issues may change.

Our business is subject to weather conditions, the duration and severity of the cold and flu season and other related factors, which can cause our operating results to vary from quarter to quarter and year to year.

Sales in our Beauty & Wellness segment are influenced by weather conditions. Sales volumes for thermometers and humidifiers and heating appliances are higher during, and subject to the severity of, the cold weather months, while sales of fans are higher during, and subject to weather conditions in, spring and summer months. Weather conditions can also more broadly impact sales across the organization. Additionally, natural disasters (such as wildfires, hurricanes and ice storms), public health crises (such as pandemics and epidemics), or unusually severe winter weather may result in temporary unanticipated fluctuations in retail traffic and consumer demand, may impact our ability to staff our distribution facilities or could otherwise impede timely transport and delivery of products to and from our distribution facilities. Sales in our Beauty & Wellness segment are also impacted by cough, cold and flu seasonal trends, including the duration and severity of the cold and flu season. In fiscal 2026 and 2025, our Beauty & Wellness segment’s net sales revenue was adversely impacted by an illness season below historical averages globally. These factors could have a material effect on our business, operating results and financial condition.

We rely on our CEO and a limited number of other key senior officers to operate our business. The loss of any of these individuals could have a material adverse effect on our business.

During fiscal 2026, we had a transition in our CEO. The loss of our current CEO or any of our key senior officers could have a material adverse effect on our business, operating results and financial condition, particularly if we are unable to hire and integrate suitable replacements on a timely basis. Further, as we continue to grow our business, we will continue to adjust our senior management team. If we are unable to attract or retain the right individuals for the team, it could hinder our ability to efficiently execute our business, and could disrupt our operations or otherwise have a material adverse effect on our business.

We may be unsuccessful in executing and realizing expected synergies from strategic business initiatives such as acquisitions, divestitures, and global restructuring plans (including Project Pegasus), which may adversely affect the price of our common stock.

We continue to look for strategic business opportunities to drive long-term growth and operating efficiencies, which may include acquisitions, divestitures and/or global restructuring plans. We frequently evaluate our brand portfolio and product portfolio and may consider acquisitions that complement our business or divestitures, or exits of businesses, that we no longer believe to be an appropriate strategic fit. We initiated, and may initiate in the future, global restructuring plans, such as Project Pegasus, to achieve strategic objectives and improve financial results. Any acquisition, divestiture or global restructuring plan, if not favorably received by consumers, shareholders, analysts, and others in the investment community, could have a material adverse effect on the price of our common stock.

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
•diversion of management’s attention from other business concerns;
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

Legal, Regulatory and Tax Risks

If significant tariffs or other restrictions continue to be placed on imports from China, Vietnam or Mexico, or any retaliatory trade measures are taken by China, Vietnam or Mexico, our business and results of operations could be materially and adversely affected.

All of our products are manufactured by unaffiliated manufacturers, most of which are located in China, Vietnam, Mexico and the U.S. This concentration exposes us to risks associated with doing business globally, including changes in tariffs. The U.S. government has implemented trade policies intended to restrict imports, including raising tariffs on certain goods. During calendar year 2025, the U.S. government announced and implemented a series of new and revised tariffs on imports from multiple countries, including China, Vietnam and Mexico, and has indicated the potential for additional changes to existing trade agreements. Some tariffs have been temporarily paused or adjusted, but the scope, magnitude and timing of future policies remain uncertain. In response to U.S. actions, other countries have imposed retaliatory tariffs on a broad range of goods, and further tariffs could be enacted by the U.S. or in response to international trade measures.

During fiscal 2026, the impact of the tariffs adversely impacted our cost of goods sold and had cascading adverse impacts on our net sales revenue, interest expense, business, results of operations and cash flows. Our cost of goods sold during fiscal 2026 included $50.7 million of additional pre-tax costs related to the changes in tariffs enacted. Our net sales revenue during fiscal 2026 was also negatively impacted by a combination of factors including the pause or cancellation of direct import orders from China by key retailers in response to increased tariff rates, a slowdown in retailer orders following pull forward activity in the fourth quarter of fiscal 2025 due to tariff uncertainty, and lower consumer confidence and demand. Sales were also negatively impacted by evolving dynamics in the China market, including a shift toward localized fulfillment models and heightened competition from domestic sellers benefiting from government subsidies. Net sales revenue during the second half of fiscal 2026 was unfavorably impacted by stop shipment actions in support of consistent adoption of tariff related price increases by our retail partners, which primarily impacted our Beauty & Wellness segment. We also incurred higher interest expense during fiscal 2026 due to the impact of tariffs resulting in higher inventory carrying costs and higher capital expenditures to diversify our production outside of China. In addition to the uncertainty from evolving global tariff policies, we experienced and expect continued unfavorable cascading impacts on inflation, consumer confidence, employment and overall macroeconomic conditions, all of which may continue to adversely impact our sales, results of operations and cash flows. For additional information regarding tariffs, refer to “Significant Trends Impacting the Business” in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Any further alteration of trade agreements and terms between China, Vietnam, Mexico and the U.S., including limiting trade with China, Vietnam and Mexico, imposing additional tariffs on imports from China, Vietnam or Mexico and potentially imposing other restrictions on imports from China, Vietnam or Mexico to the U.S. may result in further or higher tariffs, or further retaliatory trade measures by China, Vietnam or Mexico, all of which could have a material adverse effect on our business and operating results.

Changes in laws and regulations, including environmental, employment and health and safety and tax laws, and the costs and complexities of compliance with such laws could have a material adverse impact on our business.

The impact of future legislation in the U.S. or abroad, including such things as employment and health insurance laws, environmental and climate change related legislation, tax legislation, regulations or treaties is always uncertain. Global, federal and local legislative agendas from time to time contain numerous proposals dealing with environmental policy, energy policy, taxes, financial regulation, transportation policy and infrastructure policy, among others that, if enacted into law, could increase our costs of doing business. Changes in government administrations in the U.S. or abroad increase the uncertainty of future changes in legislation, enhanced regulations, and greater oversight, or more stringent interpretations, of existing policies by regulatory agencies. Changes in such laws, regulations or oversight could cause us to incur material capital or operating expenditures in the future to comply with applicable laws and regulations, increase our effective income tax rate, delay or interrupt distribution of our products, or make them more costly to produce, all of which could have a material adverse impact on our business.

For example, the Organisation for Economic Co-operation and Development (“OECD”) has introduced a framework to implement a global minimum corporate income tax of 15%, referred to as “Pillar Two.” Certain countries in which we operate have enacted, or are in the process of enacting, domestic legislation aligned with OECD’s Pillar Two “Model Rules.” Pillar Two legislation in effect for our fiscal 2025 and 2026 has been incorporated into our consolidated financial statements. However, Pillar Two remains an evolving regime, and as additional jurisdictions adopt these rules, existing rules are revised, or administrative guidance and enforcement practices develop, we could experience adverse impacts on our global effective tax rate and an increase in the cost and complexity of compliance.

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

We are encountering increasingly burdensome and costly requirements relating to the regulation of our company and our products. Significant new regulations, material changes to existing regulations, or greater oversight, enforcement or changes in interpretation of existing regulations, could further delay or interrupt distribution of our products in the U.S. and other countries, result in fines or penalties or cause our costs of compliance to increase. We cannot guarantee that our products will receive regulatory approval in all countries. Some of our Beauty & Wellness segment’s customers require that our hair appliances comply with various safety certifications, including UL certifications. Significant new certification requirements or changes to existing certification requirements could further delay or interrupt distribution of our products or make them more costly to produce.

We are not able to predict the nature of potential changes to, or enforcement of, laws, regulations, product certification requirements, repeals or interpretations. Nor are we able to predict the impact that any of these changes would have on our business in the future. Further, if we were found to be noncompliant with applicable laws and regulations in these or other areas, we could be subject to private rights of action and similar proceedings seeking to enforce regulatory requirements and governmental or regulatory actions, including fines, import detentions, injunctions, product withdrawals or recalls or asset seizures, any of which could have a material adverse effect on our business, results of operations and financial condition.

Additionally, some of our product lines are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the EPA, U.S. Customs and Border Protection, the U.S. Food and Drug Administration, the U.S. Consumer Product Safety Commission and the EU. As discussed elsewhere in this Annual Report, during fiscal 2022 and 2023, we were in discussions with the EPA regarding the compliance of packaging and labeling claims on certain of our products in the air and water filtration and humidification categories within the Beauty & Wellness segment that are sold in the U.S. As a result of these packaging and labeling compliance discussions, we completed the repackaging and relabeling of impacted products during fiscal 2023. We continue to have ongoing settlement discussions with the EPA related to this matter. As of February 28, 2026, we accrued an estimated liability of $4.4 million, which represents our best estimate of probable settlement costs related to this matter. As a result, our business, results of operations and financial condition could be adversely and materially impacted in ways that we are not able to predict today. For additional information refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “EPA Compliance Costs” in this Annual Report.

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

From time to time, we are involved in various claims, litigation matters and regulatory proceedings that arise in the ordinary course of our business and that could have a material adverse effect on us. These matters may include personal injury (including asbestos and similar claims) and other tort claims, deceptive trade practice disputes, intellectual property disputes, product recalls, contract disputes, private rights of action and similar proceedings seeking to enforce regulatory requirements, warranty disputes, employment and tax matters and other proceedings and litigation, including class actions. Litigation, in general, and securities, derivative action, class action and multi-district litigation, in particular, can be expensive and disruptive. These matters may include many plaintiffs, may involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years.

Establishing loss reserves for any such matters is subject to uncertainties because of many factors, including adverse changes to the personal injury and tort environment (such as increased litigation, expanded theories of liability, higher jury awards and lawsuit abuse and third-party litigation finance, among others) and evolving judicial interpretations, including application of various theories of joint and several liabilities. Because of these uncertainties, additional liabilities may arise for amounts in excess of any loss reserves that we may establish. In addition, estimates of loss reserves may change with any of the developments noted. These additional liabilities or increases in estimates, or a range of either, could vary significantly from period to period and could materially and adversely affect our results of operations and/or our financial position.

It is not possible to predict the outcome of pending or future litigation. As with any litigation, it is possible that some of the actions could be decided unfavorably, resulting in significant liability and, regardless of the ultimate outcome, can be costly to defend. Our results and our business could also be negatively impacted if one of our brands suffers substantial damage to its reputation due to a significant product recall or other product-related litigation and if we are unable to effectively manage real or perceived concerns about the safety, quality, or efficacy of our products. The Company’s more significant legal proceedings are described in Item 3., “Legal Proceedings,” and in Note 12 to the accompanying consolidated financial statements.

Although we maintain liability insurance in amounts that we believe are reasonable, that insurance is, in most cases, subject to large self-insured retentions for which we are responsible. We cannot provide assurance that we will be able to maintain such insurance on acceptable terms, if at all in the future, or that product liability or other claims will not exceed the amount of insurance coverage, or that all such matters would be covered by our insurance. For example, asbestos and similar claims are generally excluded from coverage. As a result, these types of claims could have a material adverse effect on our business, operating results and financial condition.

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

A non-U.S. corporation, such as ours, will constitute a “controlled foreign corporation” or “CFC” for U.S. federal income tax purposes if its largest U.S. shareholders together own more than 50 percent of the stock outstanding. A U.S. shareholder is defined as any U.S. person who owns directly, indirectly, or constructively: (1) 10 percent or more of the total combined voting power of all classes of stock, or (2) 10 percent or more of the total value of shares of all classes of stock. If the Internal Revenue Service or a court determined that we were a CFC at any time during the tax year, then each of our U.S. shareholders as defined above would be required to include in gross income for U.S. federal income tax purposes its pro rata share of our “subpart F income” (and the subpart F income of any of our subsidiaries determined to be a CFC) for the period during which we (and our non-U.S. subsidiaries) were deemed a CFC. In addition, any gain on the sale of our shares realized by such a shareholder may be treated as ordinary income to the extent of the shareholder’s proportionate share of our and our CFC subsidiaries’ undistributed earnings and profits accumulated during the shareholder’s holding period of the shares while we were deemed to be a CFC.

Changes in economic substance, tax governance and related regulatory regimes in Bermuda could adversely affect our operations.

We are organized in Bermuda, which previously adopted economic substance legislation in response to the EU’s review of potentially harmful tax practices. Bermuda’s economic substance regime requires entities that conduct “relevant activities” to demonstrate compliance with the Economic Substance Act 2018 and related regulations, which require core income generating activities to be undertaken in Bermuda and impose obligations relating to personnel, premises, governance and annual regulatory filings.

Although Bermuda is currently classified as a cooperative jurisdiction and does not appear on the EU list of noncooperative tax jurisdictions in the most recently published updates, future changes to how the jurisdiction is assessed under international tax governance standards, or changes in guidance or enforcement practices, could increase our compliance costs or require us to modify aspects of our operations. Any such changes could adversely affect our business, financial condition or results of operations.

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

Financial Risks

Our business, liquidity or cost of capital may be materially adversely affected by constraints or changes in the capital and credit markets, interest rates and limitations under and compliance with our credit facility, including our debt covenants.

We need sufficient sources of liquidity to fund our working capital requirements, service our outstanding indebtedness and finance business opportunities. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or for other operating needs. Without sufficient liquidity, we could be forced to curtail our operations, or we may not be able to pursue business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash, and borrowings under our credit facility. If our sources of liquidity do not satisfy our requirements, we may need to seek additional financing. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the reaction by banks and financial institutions to a public health crisis (such as pandemics and epidemics), the regulatory environment for banks and other financial institutions, the availability of credit, our financial health and our reputation with potential lenders. Further, disruptions in national and international credit markets, including adverse developments impacting the financial services industry such as bank closures and investor concerns regarding the U.S. or international financial systems, could result in limitations on credit availability, tighter lending standards, higher interest rates on consumer and business loans and higher fees associated with obtaining and maintaining credit availability. Disruptions may also materially limit consumer credit availability and restrict credit availability to us and our customer base. In addition, in the event of disruptions in the financial markets, current or future lenders may become unwilling or unable to continue to advance funds under any agreements in place, increase their commitments under existing credit arrangements, or enter into new financing arrangements. In an economic downturn, we may also be unable to raise capital through debt or equity financings on terms acceptable to us or at all. Additionally, in challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business and our liquidity requirements. These factors could materially adversely affect our liquidity, costs of borrowing and our ability to pursue business opportunities or grow our business, and threaten our ability to meet our obligations as they become due.

Our credit facility contains financial covenants and other covenants that restrict or limit our ability to, among other things, incur debt or liens, make investments and dispose of assets. A breach of any of these covenants, including the failure to meet or maintain ratios or tests, may result in a default under our credit facility. In fiscal 2026, we amended our credit facility to, among other things, extend the leverage ratio holiday and change the interest coverage ratio to provide us with more flexibility as we navigate a continuation of negative sales trends and the unfavorable impact of tariffs and other macroeconomic conditions. If we are unable to comply with our financial or other covenants under our credit facility or obtain any necessary amendments to our credit facility in the future, an event of default could result. If an event of default occurs and is not cured or waived, the lenders under our credit facility may elect to accelerate the payment of our borrowings, together with accrued interest, terminate any commitments they have to provide further borrowings and to exercise any other rights they have under the facility or applicable law. The covenants, including financial covenants, in our credit facility could also restrict or delay our ability to obtain additional financing, potentially limiting our ability to adjust to rapidly changing market conditions or respond to business opportunities. If any of these events occur, it could have a material adverse effect on our business, financial condition, liquidity and ability to meet our obligations as they become due.

We currently have a substantial amount of indebtedness, which could adversely affect our financial condition and could have important consequences to our business. For example, it could make it more difficult for us to satisfy our obligations under our credit facility, increase our vulnerability to general adverse economic conditions, limit our ability to obtain necessary financing and to fund future working capital and other general corporate requirements, require us to dedicate our cash flow to payments on our indebtedness and limit our flexibility in planning for, or reacting to, changes in our business, competition and the industry in which we operate. Any of these events could have a material adverse effect on our liquidity, financial condition and business.

The Federal Open Market Committee lowered the benchmark interest rate by 75 basis points and 100 basis points during fiscal 2026 and 2025, respectively, compared to an increase of 75 basis points during fiscal 2024. Our variable rate debt and related interest rate swaps use the Secured Overnight Financing Rate (“SOFR”), a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate), as a benchmark for establishing interest rates. SOFR is a backward-looking measure, calculated based on short-term repurchase agreements, backed by U.S. Treasury securities. As such, if interest rates were to increase, our debt service obligations on variable rate debt subject to SOFR would increase, which could negatively impact our net income, cash flows and financial condition. Additionally, an increase in interest rates may impact our access to credit on favorable interest rate terms.

For additional information regarding our liquidity and the amendment to our credit facility, refer to Note 13 to the accompanying consolidated financial statements and Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Amended Credit Agreement” in this Annual Report.

If our goodwill, indefinite-lived and definite-lived intangible assets, or other long-lived assets become further impaired, we will be required to record additional impairment charges, which may be significant.

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

During each quarter of fiscal 2026, we concluded a goodwill impairment triggering event had occurred due to a further sustained decline in our stock price, resulting in our carrying value (excluding long-term debt) exceeding the Company’s total enterprise value (market capitalization plus long-term debt). Additional factors that contributed to these conclusions included downward revisions to our internal forecasts and strategic long-term plans, which reflect the tariff policies in effect, timing of corresponding price increases and the related macroeconomic environment at the end of each quarter of fiscal 2026, including the corresponding impact on consumer spending and retailer orders. These factors were applicable to all of our reporting units, indefinite-lived trademark licenses and trade names and definite-lived trademark licenses, trade names, and certain other intangible assets. Thus, we performed quantitative impairment testing on our goodwill and intangible assets described above during each quarter of fiscal 2026.

As a result of such testing, we recorded pre-tax asset impairment charges during fiscal 2026 of $885.9 million, consisting of $332.6 million in our Home & Outdoor segment and $553.3 million in our Beauty & Wellness segment. Total pre-tax asset impairment charges included charges to reduce the carrying value of our goodwill, indefinite-lived intangible assets and definite-lived intangible assets by $706.5 million, $97.0 million and $82.4 million, respectively. Asset impairment charges recognized during fiscal 2026 for our Home & Outdoor segment included charges for our Hydro Flask and Osprey businesses of $184.4 million and $148.1 million, respectively. Asset impairment charges recognized during fiscal 2026 for our Beauty & Wellness segment included charges for our Health & Wellness, Drybar, Curlsmith and Revlon businesses of $242.2 million, $154.5 million, $133.0 million and $23.5 million, respectively. Such charges have had and may continue to have a significant negative impact on our results of operations.

During fiscal 2026, management sequentially reduced its forecasts for net sales revenue, gross margin and earnings before interest and taxes to reflect the tariff policies in effect, timing of corresponding price increases inclusive of the impact of stop shipment actions to support consistent adoption and the related macroeconomic environment at the end of each of quarter, including the corresponding impact on consumer spending, retailer orders and China cross border ecommerce due to a shift to localized distribution, as applicable. The revised forecasts also resulted in management selecting lower residual growth rates, which were also reflective of revised long-term industry growth expectations, and royalty rates, as applicable.

For additional information regarding our impairment testing, refer to “Critical Accounting Policies and Estimates” in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 and Note 7 to the accompanying consolidated financial statements.

Considerable management judgment is necessary in reaching a conclusion regarding the reasonableness of fair value estimates, evaluating the most likely impact of a range of possible external conditions, considering the resulting operating changes and their impact on estimated future cash flows, determining the appropriate discount factors to use, and selecting and weighting appropriate comparable market level inputs. The recoverability of these non-current assets is dependent upon achievement of our projections and the continued execution of key initiatives related to revenue growth and profitability. The net sales revenue and profitability growth rates used in our projections are management’s estimate of the most likely results over time, given a wide range of potential outcomes. The assumptions and estimates used in our impairment testing involve significant elements of subjective judgment and analysis by our management. Some of the inherent estimates and assumptions used in determining the fair value of these non-current assets are outside of the control of management, including interest rates, cost of capital, tax rates, tariff rates, strength of retail economies and industry growth. Certain future events and circumstances, including higher tariffs, deterioration of retail economic conditions, higher cost of capital, a decline in actual and expected consumer demand, among others, could result in changes to these assumptions and judgments. While we believe that the estimates and assumptions we use are reasonable at the time made, changes in business conditions or other unanticipated events and circumstances may occur that cause actual results to differ materially from projected results, and this could potentially require future adjustments to our asset valuations and recognition of additional impairment charges.

Events and changes in circumstances that may indicate there is impairment and which may indicate interim impairment testing is necessary include, but are not limited to: strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions; the impact of the economic environment on our customer base and on broad market conditions that drive valuation considerations by market participants; a further sustained decline in our stock price and market capitalization; our internal expectations with regard to future revenue growth, operating results and the assumptions we make when performing our impairment reviews including execution of strategic initiatives, such as tariff mitigation plans; a significant decrease in the market price of our assets; a significant adverse change in the extent or manner in which our assets are used; a significant adverse change in legal factors or the business climate that could affect our assets; an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset; changes in tariff rates; and significant changes in the cash flows associated with an asset. As a result of such circumstances, we may be required to revise certain accounting estimates and judgments related to the valuation of goodwill, indefinite-lived and definite-lived intangible assets and other long-

lived assets, which could result in additional material impairment charges. Any such impairment charges could have a material adverse effect on our results of operations.

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

Our projections are based on management’s best estimate of sales using historical sales data and other relevant information available at the time. These projections are highly subjective since sales to our customers can fluctuate substantially based on the demand of their retail consumers and related ordering patterns, as well as other risks described in this Annual Report. Additionally, changes in consumer demand, retailer inventory management strategies, global trade and tariff policies, transportation lead times, supplier capacity and raw material availability could make our inventory management and sales forecasting more difficult. Due to these factors, our future sales and net income could vary materially from our projections.

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

Significant increases in the costs and availability of raw materials, energy and transportation may negatively affect our operating results. Our suppliers purchase significant amounts of metals and plastics to manufacture our products, some of which are or may become subject to the recent tariffs imposed by the U.S. government. In addition, they also purchase significant amounts of electricity to supply the energy required in their production processes. Global political instabilities and tensions and many other factors may increase fuel prices resulting in higher transportation prices and product costs. We are heavily dependent on inbound sea, rail and truck freight. In the past, disruptions in the global supply chain and freight networks increased our cost of goods sold and certain operating expenses, and any future disruptions could have a material adverse impact on our costs. Most recently, the outcome of the ongoing Israel-United States and Iran conflict is highly unpredictable and could lead to significant market and other disruptions, including significant volatility in the commodity prices and supply of energy resources and supply chain interruptions.

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

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries. Changes in the relation of other foreign currencies to the U.S. Dollar will affect our sales and profitability and can result in exchange losses because we have operations and assets located outside the U.S. We transact a portion of our international business in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales and operating expenses. As a result, portions of our cash, accounts receivable and accounts payable are denominated in foreign currencies. Accordingly, foreign operations will continue to expose us to foreign currency exchange rate fluctuations, which may result in the recognition of foreign exchange losses upon remeasurement to U.S. Dollars. Additionally, we purchase a substantial amount of our products from Chinese manufacturers in U.S. Dollars, who source a significant portion of their labor and raw materials in Chinese Renminbi. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years. During fiscal 2026, the average exchange rate of the Chinese Renminbi strengthened against the U.S. dollar by approximately 1%, compared to the average rate during fiscal 2025. Chinese Renminbi currency fluctuations have the potential to add volatility to our product costs over time.

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

As part of the Company’s cybersecurity risk management program, we follow the NIST Cybersecurity Framework (“CSF”) to assess, identify and manage risks that arise from cybersecurity threats. The CSF is closely tied to the Company’s enterprise risk management processes to identify and document cybersecurity threats and prioritize responses. Included in the CSF process is the identification and assessment of cybersecurity risks to systems, assets, data and resources. The Company also has a vulnerability management process in place. This vulnerability management process helps us to detect and identify threats and vulnerabilities and once identified, to remediate, respond and recover. In addition, our cybersecurity team subscribes to expert and industry standard security feeds and reports, which we use to identify new risks and new vulnerabilities in different systems and infrastructures. Our cybersecurity risk management program also includes cybersecurity awareness training for our associates and an incident response team (“IRT”).

The Company engages third-party service providers to perform 24/7 proactive monitoring, correlation and triage of logs and activity throughout our systems, networks and infrastructures. These processes are performed by cybersecurity service providers as well as automated detection. These processes include detection and response, as well as vulnerability management and remediation. The Company also has a vendor risk management process to assess risks related to technology third-party service providers where we initially assess their cybersecurity posture upon engaging their services. We annually review these vendors to update our risk assessment and to monitor for any changes that could present additional risks.

We also maintain a cyber incident response plan (“IRP”) with the objective of (1) providing a structured and systematic incident response process for cybersecurity threats that affect any of our electronic information systems and networks, (2) timely and effectively identifying, resolving and communicating cybersecurity incidents and (3) managing internal and external communications and reporting. Under the IRP, a dedicated information security coordinator is responsible for implementing the IRP, as well as:
•identifying the IRT and any appropriate sub-teams to address specific cybersecurity incidents or categories of cybersecurity incidents;
•coordinating IRT activities, including developing, maintaining and following appropriate procedures to respond to, communicate and document identified cybersecurity incidents;
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

If a cybersecurity incident occurs, under the IRP, the information security coordinator or a designee is required to notify, as necessary and applicable, the IRT and senior executives and organizational leadership, including our General Counsel, our business partners or service providers and other authorities. Our General Counsel, working with senior executives, is required under the IRP, as appropriate, to notify the Audit Committee of any cybersecurity incident. As discussed below, the Audit Committee of our Board of Directors oversees risk management relating to cybersecurity.

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

Cybersecurity Governance

Cybersecurity is an important part of our enterprise risk management processes and an area of focus for our Board of Directors and management. The Company has a dedicated role in the Vice President of Cloud, Infrastructure and Security Operations, who reports to our Head of Information Technology (“Head of IT”). Our current Head of IT has significant experience in information technology across a variety of industries, including consumer goods, pharma, logistics, manufacturing and outsourcing. Our current Head of IT and Vice President of Cloud, Infrastructure and Security Operations also have experience in cybersecurity, information security, policy, architecture, engineering and incident response. The Head of IT works with other functions within the Company to implement controls, procedures and practices to help minimize the Company’s risks, as well as to introduce security by design. Our Head of IT provides regular updates on cybersecurity matters to our senior management.

The Audit Committee assists the Board of Directors in its oversight of risks related to cybersecurity and directly oversees risk management relating to cybersecurity. The Audit Committee is also responsible for assessing the steps management has taken to monitor and control these risks and exposures and evaluating guidelines and policies with respect to our risk assessment and risk management. Our General Counsel, working with the Head of IT and other senior management, is responsible for determining and coordinating reports and updates to the Audit Committee or the Board of Directors, or as requested by the Audit Committee or the Board of Directors. The Audit Committee reviews our cybersecurity program with management and reports to the Board of Directors with respect to, and its review of, the program. Cybersecurity reviews by the Audit Committee generally occur at least annually, or more frequently as determined to be necessary or advisable. The Board of Directors receives an update on the Company’s risk management processes and the risk trends related to cybersecurity at least annually.

Item 2. Properties

As of February 28, 2026, we own, lease or otherwise utilize through third-party management service agreements various properties worldwide for sales, procurement, research and development, administrative and distribution facilities. We lease our U.S. headquarters, which is located in El Paso, Texas, and we own three main distribution facilities, two of which are located in Southaven and Olive Branch, Mississippi, and one located in Gallaway, Tennessee, which became operational during the first quarter of fiscal 2024. Our distribution facilities in Gallaway, Tennessee, and Southaven, Mississippi, currently service our Home & Outdoor segment and Beauty & Wellness segment, respectively. Our distribution facility in Olive Branch, Mississippi, currently services both of our segments. On April 14, 2026, we completed the sale of our distribution facility in Southaven, Mississippi which serviced our Beauty business. As a result, our Beauty business is now serviced by our distribution facility in Olive Branch, Mississippi. We believe our facilities are adequate to conduct our business. See Note 4 to the accompanying consolidated financial statements for additional information.

Item 3. Legal Proceedings

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described in Note 12 to the accompanying consolidated financial statements and described below.

EPA Regulatory Matter

During fiscal 2022 and 2023, we were in discussions with the EPA regarding the compliance of packaging and labeling claims on certain of our products in the air and water filtration and humidification categories within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging and labeling compliance discussions, we completed the repackaging and relabeling of impacted products during fiscal 2023. We continue to have ongoing settlement discussions with the EPA related to this matter. As of February 28, 2026, we accrued an estimated liability of $4.4 million, which represents our best estimate of probable settlement costs related to this matter.

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

Approximate Number of Equity Security Holders of Record

Our common stock is our only class of equity security outstanding at February 28, 2026. As of April 16, 2026, there were 95 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

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

Share repurchase activity during the three-month period ended February 28, 2026, was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
December 1 through December 31, 2025	9,058	$21.12	9,058	$498,031
January 1 through January 31, 2026	—	—	—	498,031
February 1 through February 28, 2026	1,003	17.73	1,003	498,013
Total	10,061	$20.78	10,061
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

Performance Graph

The graph below compares the cumulative total return of our Company to the NASDAQ Composite Index and a Peer Group Index, assuming $100 was invested on February 28, 2021. The Peer Group Index is the Dow Jones U.S. Personal Products Index. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

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

Management uses the following key financial measures, some of which are non-GAAP, as further described below: net sales revenue, organic business sales revenue, adjusted operating margin and adjusted diluted earnings per share (“EPS”). Management uses these measures to evaluate historical performance on a comparable basis, predict future performance and benchmark our performance against our competitors. We believe these measures provide management and investors with important information that is useful in understanding our business results and trends.

This MD&A, including the tables under the headings “Operating (Loss) Income, Operating Margin, Adjusted Operating Income (non-GAAP) and Adjusted Operating Margin (non-GAAP) by Segment” and “Net (Loss) Income, Diluted (Loss) Earnings Per Share, Adjusted Income (non-GAAP) and Adjusted Diluted Earnings Per Share (non-GAAP),” reports operating (loss) income, operating margin, net (loss) income and diluted (loss) earnings per share without the impact of acquisition-related expenses, asset impairment charges, a discrete tax charge to revalue existing deferred tax liabilities due to Barbados enacting domestic corporate income tax legislation (“Barbados tax reform”), costs incurred in connection with the departure of our former Chief Executive Officer (“CEO”) primarily related to severance and recruitment costs (“CEO succession costs”), settlement costs related to EPA packaging and labeling compliance for certain products in the air filtration, water filtration and humidification categories (“EPA compliance costs”), a transitional income tax benefit resulting from the recognition of deferred tax assets in connection with the reorganization of our intangible assets in fiscal 2025 and income tax expense from the recognition of valuation allowances in fiscal 2026 on the related deferred tax assets (“intangible asset reorganization”), restructuring charges, amortization of intangible assets and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial measures as defined by SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based financial measures presented in our consolidated statements of (loss) income. We believe that adjusted operating income, adjusted operating margin, adjusted income and adjusted diluted earnings per share provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges and benefits on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures reflect the operating performance of our business and facilitate a more direct comparison of our performance to our competitors. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income and adjusted diluted earnings per share are not prepared in accordance with GAAP, are not an alternative to GAAP financial measures and may be calculated differently than non-GAAP financial measures disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP financial measures. These non-GAAP financial measures are discussed further and reconciled to their applicable GAAP-based financial measures contained in this MD&A beginning on page 49.

Overview

We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. Our portfolio of brands includes OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools, Drybar, Curlsmith, Revlon and Olive & June, among others. We have built leading market positions through new product innovation, product quality and competitive pricing. As of February 28, 2026, we operated two reportable segments: Home & Outdoor and Beauty & Wellness.

During fiscal 2026, we made significant organizational and operational changes designed to stabilize our business. The Board of Directors appointed a new Chief Executive Officer with transformation experience needed to help drive our next phase of value creation. Under this new leadership, we are currently engaged in a comprehensive review of our strategic priorities as we re-position our Company to deliver sustained revenue and profit growth, increase market share and create superior long-term value for all stakeholders.

We are taking steps to modernize our business model designed to move at the speed of the consumer and excel in a rapidly evolving environment with fragmented consumer attention and shifting value perceptions. Our strategy includes the following priorities: reenergize our brands and our people, adapt our organizational structure to put the consumer at the center of everything we do, strengthen our brand portfolio for predictable long-term growth, and improve asset efficiency. As part of our strategy, we plan to sharpen our focus on fewer, more impactful initiatives, which include investing more in product innovation, strengthening brand loyalty, and advancing commercial excellence. We intend to energize our brands through a disciplined investment approach focusing on impactful opportunities that generate competitive advantages and deliver product solutions and world-class innovation to our consumers. In addition, we believe our consumer-centric approach will enable us to better understand our consumers, allocate resources more efficiently, and accelerate the time to market for new products and brands with the best opportunities for long-term sustainable growth. We expect this will strengthen our portfolio of brands to provide a pathway for strong cash flow generation to further invest back into our business. We remain focused on improving balance sheet health and productivity, by prioritizing our capital expenditures, optimizing our working capital, and monetizing less productive assets. While we are finalizing this strategy reset, we have already implemented many of the foundational changes intended to drive long-term performance, and we have taken immediate actions we believe will accelerate our product innovation, sharpen our go-to-market execution, strengthen our cash flow, and pay down our debt.

During fiscal 2026 and fiscal 2025, we concluded a goodwill impairment triggering event occurred during certain quarterly interim periods due to a sustained decline in our stock price, and performed quantitative impairment testing on our goodwill and certain intangible assets. As a result of such testing, we recorded pre-tax asset impairment charges as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2026	2025
Home & Outdoor (1)	$332,565	$—
Beauty & Wellness (2)	553,296	51,455
Total	$885,861	$51,455
(1)Asset impairment charges recognized for our Home & Outdoor segment included charges for our Hydro Flask and Osprey businesses of $184.4 million and $148.1 million, respectively, during fiscal 2026.
(2)Asset impairment charges recognized for our Beauty & Wellness segment included charges for our Health & Wellness, Drybar, Curlsmith and Revlon businesses of $242.2 million, $154.5 million, $133.0 million and $23.5 million, respectively, during fiscal 2026, and a charge for our Drybar business of $51.5 million during fiscal 2025.

For additional information regarding the testing and analysis performed, refer to “Critical Accounting Policies and Estimates” in this Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Subsequent to fiscal 2026, on April 14, 2026, we completed the sale of our distribution facility in Southaven, Mississippi for a total sales price of $82.0 million, less costs to sell of $3.8 million. Accordingly, we recognized a gain on the sale of $54.9 million within SG&A during the first quarter of fiscal 2027, which was recognized by our Beauty & Wellness segment. We used the proceeds from the sale to repay amounts outstanding under our credit facility.

Significant Trends Impacting the Business

Impact of Tariffs
Since 2019, the Office of the U.S. Trade Representative (“USTR”) has imposed, and in certain cases subsequently reduced or suspended, additional tariffs on products imported from China. Additionally, the current U.S. presidential administration has promoted and implemented plans to raise tariffs even further and pursue other trade policies intended to restrict imports. Our purchases of products from unaffiliated manufacturers located in China and other regions exposes us to higher costs of doing business from increases in tariffs.

Under the International Emergency Economic Powers Act (“IEEPA”), the U.S. presidential administration began implementing fentanyl-related IEEPA tariffs (“Fentanyl IEEPA Tariff”) and additional tariffs (“Reciprocal IEEPA Tariff”) during calendar year 2025. As of April 9, 2025, the U.S. had imposed (i) an aggregate additional 145% tariff on imports from China, consisting of a 20% Fentanyl IEEPA Tariff and 125% Reciprocal IEEPA Tariff and (ii) a global 10% Reciprocal IEEPA Tariff on imports from other countries including Mexico, Vietnam and other U.S. trading partners. The Reciprocal IEEPA Tariff on imports from China was subsequently lowered to 10% effective May 12, 2025, resulting in an aggregate additional 30% tariff. On July 31, 2025, the U.S. president signed an executive order imposing new IEEPA tariffs on a number of U.S. trading partners which became effective on August 7, 2025, including a 25% Fentanyl IEEPA Tariff on imports from Mexico and a 20% and 19% Reciprocal IEEPA Tariff on imports from Vietnam and Thailand, respectively. Effective November 10, 2025, the 10% Reciprocal IEEPA Tariff on imports from China, which was set to expire, was extended to remain in effect through November 10, 2026, and the Fentanyl IEEPA Tariff was reduced from 20% to 10%, reducing the aggregate additional tariff from 30% to 20%. On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed by the U.S. president under IEEPA were unconstitutional, and the U.S. president subsequently imposed a temporary global 10% Section 122 tariff under the Trade Act of 1974 (“Section 122 Tariff”) effective February 24, 2026 through July 24, 2026. As a result, the aggregate additional tariff on imports from China, Vietnam, Mexico and Thailand of 20%, 20%, 25% and 19%, respectively, were replaced by the 10% Section 122 Tariff. Our imports manufactured in Mexico are not impacted since they qualify for duty-free preference under the United States-Mexico-Canada Agreement. Further, we benefit from certain exclusions from tariffs as a result of the COVID-19 pandemic, which were recently extended to November 9, 2026. We are monitoring regulatory guidance regarding the potential for tariff refunds as a result of the U.S. Supreme Court ruling. As of February 28, 2026, we did not recognize any tariff refunds in our consolidated financial statements as we were unable to assert loss recovery is probable due to the uncertainty surrounding the tariff refund process and eligibility.

In March 2025, the U.S. president also implemented changes under Section 232 of the Trade Expansion Act of 1962 (“Section 232 Tariffs”) which resulted in additional sectoral tariffs to aluminum and steel of 25%. On June 4, 2025, the Section 232 Tariffs related to aluminum and steel were increased to 50%, and effective August 1, 2025, expanded to include copper products and components. Section 232 Tariffs were previously imposed based solely on a metal content-based calculation. Effective April 6, 2026, Section 232 Tariffs were expanded to apply to the entire customs value of covered products with tiered rates based on metal content and origin. Currently, our products are not subject to the Section 232 Tariffs on copper products and components. Our products are currently subject to (i) a Section 232 Tariff on aluminum and steel products of 25% to 50%, which primarily impacts certain products within our Home and Wellness businesses and (ii) the Section 122 Tariff or Section 301 Tariffs (defined below). In addition, the U.S. presidential administration is considering additional tariffs as a remedy for unfair trade practices under Section 301 of the Trade Act of 1974 (“Section 301 Tariffs”); however, no official Section 301 Tariffs have been published since the review process is ongoing.

U.S. tariff policies continue to evolve, as well as the corresponding impacts on global trade policies. As a result, our risks and mitigation plans, as further described below, will also continue to evolve as further developments arise. Any further alteration of trade agreements and terms between China, Vietnam, Mexico and the U.S., including limiting trade with China, Vietnam and Mexico, imposing additional tariffs on imports from China, Vietnam or Mexico and potentially imposing other restrictions on imports from China, Vietnam or Mexico, to the U.S., may result in further or higher tariffs or retaliatory trade measures by China, Vietnam or Mexico, all of which could have a material adverse effect on our business and operating results.

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

During fiscal 2026, the impact of the tariffs adversely impacted our cost of goods sold and had cascading adverse impacts on our net sales revenue, interest expense, business, results of operations and cash flows. Our cost of goods sold during fiscal 2026 included $50.7 million of additional pre-tax costs related to the changes in tariffs described above. Our net sales revenue during fiscal 2026 was also negatively impacted by a combination of factors including the pause or cancellation of direct import orders from China by certain of our key retailers in response to increased tariff rates, a slowdown in retailer orders following pull forward activity in the fourth quarter of fiscal 2025 due to tariff uncertainty and lower consumer confidence and demand. Sales were also negatively impacted by evolving dynamics in the China market, including a shift toward localized fulfillment models and heightened competition from domestic sellers benefiting from government subsidies. Net sales revenue during the second half of fiscal 2026 was unfavorably impacted by stop shipment actions in support of consistent adoption of tariff related price increases by our retail partners, which primarily impacted our Beauty & Wellness segment. We also incurred higher interest expense during fiscal 2026 due to the impact of tariffs resulting in higher inventory carrying costs and higher capital expenditures to diversify our production outside of China. In addition to the uncertainty from evolving global tariff policies, we experienced and expect continued unfavorable cascading impacts on inflation, consumer confidence, employment and overall macroeconomic conditions, all of which may continue to adversely impact our sales, results of operations and cash flows.

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

Impact of Macroeconomic Trends
The Federal Open Market Committee lowered the benchmark interest rate by 75 basis points during fiscal 2026. As a result, during fiscal 2026, we incurred lower average interest rates compared to fiscal 2025. As of February 28, 2026, $325 million of the outstanding principal balance under the Amended Credit Agreement (as defined below) was hedged with interest rate swaps to fix the interest rate we pay. While the actual timing and extent of additional future changes in interest rates remains unknown, lower average interest rates would reduce interest expense on our outstanding variable rate debt not subject to the interest rate swaps. The financial markets, the global economy and global supply chain may also be adversely affected by the current or anticipated impact of military conflicts or other geopolitical events, as well as recent U.S. tariff policies, that are continuing to evolve and the corresponding impacts on global trade. Most recently, the outcome of the ongoing Israel-United States and Iran conflict is highly unpredictable and could lead to significant market and other disruptions, including significant volatility in the commodity prices and supply of energy resources and supply chain interruptions. High inflation and interest rates have also negatively impacted consumer disposable income, credit availability and spending, among others, which have adversely impacted our business, financial condition, cash flows and results of operations during fiscal 2026 and may continue to have an adverse impact in fiscal 2027. The evolving global tariff policies could adversely impact inflation and interest rates which could further negatively impact consumer disposable income, credit availability and spending. See further discussion below under “Consumer Spending and Changes in Shopping Preferences.” We expect continued uncertainty in our business and the global economy due to pressure from inflation, tariffs and consumer confidence, any of which may adversely impact our results.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 72% of our consolidated net sales revenue in fiscal 2026 was from U.S. shipments, compared to 71% of consolidated net sales revenue in fiscal 2025.

Among other things, high levels of inflation, interest rates, military conflicts or other geopolitical events, and tariffs may negatively impact consumer disposable income, credit availability and spending. Consumer purchases of discretionary items, including some of the products that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Dynamic changes in consumer spending and shopping patterns are also having an impact on retailer inventory levels. Our ability to sell to retailers is predicated on their ability to sell to the end consumer. During fiscal 2026, we experienced increased competition within our Beauty & Wellness segment and in the insulated beverageware category, which led to some declines in retail distribution. In addition, during fiscal 2026 we experienced and we continue to experience lower replenishment orders in line with softer consumer demand and discretionary spending and continued competition, which adversely impacted our sales, results of operations and cash flows. If orders from our retail customers continue to be adversely impacted, our sales, results of operations and cash flows may continue to be adversely impacted. We expect continued uncertainty in our business and the global economy due to inflation, evolving global tariff policies, continued competition and changes in consumer spending patterns. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today. For additional information on our related material risks, see Item 1A., “Risk Factors.”

Our concentration of sales reflects the continued evolution of consumer shopping preferences. For fiscal 2026 and 2025, our net sales to pure-play online retailers and retail customers fulfilling end-consumer online orders, as well as our own online sales directly to consumers (collectively “online channel net sales”) comprised approximately 26% and 27%, respectively, of our total consolidated net sales revenue and declined approximately 10.0% and 5.5% in fiscal 2026 and 2025, respectively.

With the continued importance of online sales in the retail landscape, many brick and mortar retailers are aggressively looking for ways to improve their customer delivery capabilities to be able to meet customer expectations. As a result, it has become increasingly important for us to leverage our distribution capabilities in order to meet the changing demands of our customers, including increasing our online capabilities to support our direct-to-consumer sales channels and online channel sales by our retail customers. To meet these needs, we completed the construction of an additional distribution facility in Gallaway, Tennessee, that became operational during fiscal 2024. During the first quarter of fiscal 2025, we experienced automation system startup issues at the facility which impacted some of our Home & Outdoor segment’s small retail customer and direct-to-consumer orders. As a result, our sales during the first quarter of fiscal 2025 were adversely impacted due to shipping disruptions, and we incurred additional costs and lost efficiency during both the first and second quarters of fiscal 2025 as we worked to remediate the issues. As a result of the remediation efforts performed, the automation system began to operate as designed during the third quarter of fiscal 2025, and we achieved targeted efficiency levels by the end of fiscal 2025.

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

Project Pegasus
During fiscal 2023, we initiated a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and effectiveness and reduce costs (referred to as “Project Pegasus”). During the fourth quarter of fiscal 2025, we completed Project Pegasus, but still expect to realize the targeted savings through fiscal 2027. Project Pegasus included initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate and amplify cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending and improve our cash flow and working capital, as well as other activities. These initiatives have created operating efficiencies, as well as provided a platform to fund growth investments. During fiscal 2025 and 2024, we incurred restructuring charges in connection with Project Pegasus primarily for professional fees and severance and employee related costs, which were recorded as “Restructuring charges” in the consolidated statements of (loss) income. Restructuring charges primarily represented cash expenditures and were substantially paid by the end of fiscal 2025, with a remaining liability of $7.7 million as of February 28, 2025, which was paid during fiscal 2026. See Note 11 to the accompanying consolidated financial statements for additional information.

We continue to have the following expectations regarding Project Pegasus savings:
•Targeted annualized pre-tax operating profit improvements of approximately $75 million to $85 million, which began in fiscal 2024 and we expect to be substantially achieved by the end of fiscal 2027.
•Estimated cadence of the recognition of the savings will be approximately 25%, 35% and 25% in fiscal 2024, 2025 and 2026, respectively, all of which were achieved, and approximately 15% in fiscal 2027.
•Total profit improvements to be realized approximately 60% through reduced cost of goods sold and 40% through lower SG&A.

During fiscal 2026 and 2025, our gross margin and operating margins were favorably impacted by lower commodity and product costs driven by our cost of goods savings projects. Expectations regarding our Project Pegasus initiatives and our ability to realize targeted savings are based on management’s estimates available at the time and are subject to a number of assumptions that could materially impact our estimates.

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

In connection with the CAFC Appeal, on October 15, 2025, the Federal Circuit issued a precedential opinion affirming the ITC’s decision that Brita LP’s claims were invalid. Following the ITC’s determinations with respect to the ITC Action and the Federal Circuit’s opinion in the CAFC Appeal, on December 22, 2025, Brita filed a notice to dismiss the Patent Litigation in the District Court, ending the Patent Litigation in the Company’s favor. For additional information regarding the Patent Litigation and the ITC Action, see Note 12 to the accompanying consolidated financial statements.

EPA Compliance Costs
Some of our product lines are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the EPA, U.S. Customs and Border Protection, the U.S. Food and Drug Administration, the U.S. Consumer Product Safety Commission and the EU.

During fiscal 2022 and 2023, we were in discussions with the EPA regarding the compliance of packaging and labeling claims on certain of our products in the air and water filtration and humidification categories within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging and labeling compliance discussions, we completed the repackaging and relabeling of impacted products during fiscal 2023. We continue to have ongoing settlement discussions with the EPA related to this matter. As of February 28, 2026, we accrued an estimated liability of $4.4 million, which represents our best estimate of probable settlement costs related to this matter. See Note 12 to the accompanying consolidated financial statements for additional information and Item 1A., “Risk Factors” in this Annual Report for additional information on our related material risks.

Talcum Powder Litigation
In fiscal 2022, we completed the sale of our North America personal care business to HRB Brands LLC (“HRB Brands”). After the sale, we were named as a defendant in multiple lawsuits related to the use of personal care products containing talcum powder, primarily Brut deodorant and Ammens powder sold by our wholly-owned subsidiary, Idelle Labs, Ltd. We tendered indemnification of these cases to HRB Brands, which assumed control of the defense of the claims. After many years, during the fourth quarter of fiscal 2026, we learned that HRB Brands asserted that it was contesting the indemnification of these cases and tendered the indemnification back to us. Consequently, in order to protect the Company and its rights and defenses, we began to defend these cases. The Company maintains its position that HRB Brands is obligated to defend and indemnify the Company against these claims and plans to vigorously contest HRB Brands’ position. With respect to the talcum powder cases, we believe we have substantial defenses to the claims. The ultimate outcome of enforcing our indemnification claims against HRB Brands and the litigation relating to the talcum cases is inherently uncertain, and we cannot predict its resolution. As of February 28, 2026, we had accrued an estimated liability of $1.5 million for potential settlements of these cases. We cannot estimate the amount or range of amounts by which the liability may exceed the accrual established because of (i) the inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, and (iii) the several possible developments that may occur that could affect the Company’s estimate of the liability. For additional information, see Note 12 to the accompanying consolidated financial statements.

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

Changes in foreign currency exchange rates had a favorable impact on consolidated U.S. Dollar reported net sales revenue of approximately $5.6 million, or 0.3% for fiscal 2026, and an unfavorable impact of approximately $2.5 million, or 0.1% for fiscal 2025.

Variability of the Cough/Cold/Flu Season
Sales in several of our Beauty & Wellness categories are highly correlated to the severity of winter weather and cough/cold/flu incidence. In the U.S., the cough/cold/flu season historically runs from November through March, with peak activity normally in January to March. The 2025-2026 and 2024-2025 cough/cold/flu seasons were below historical averages seen prior to the impact of COVID-19.

Results of Operations
This section provides an analysis of our results of operations for fiscal year 2026 as compared to fiscal year 2025 including discussion of material changes. Refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2025 Annual Report on Form 10-K, filed with the SEC on April 24, 2025, for an analysis and discussion of our fiscal year 2025 financial condition and results of operations as compared to fiscal year 2024, which such discussion is hereby incorporated by reference.

The following table provides selected operating data, in U.S. Dollars, as a percentage of net sales revenue, and as a year-over-year percentage change.

	Fiscal Years Ended Last Day of February,		% of Sales Revenue, net		% Change
(in thousands)	2026 (1)	2025 (1)	2026	2025	26/25
Sales revenue by segment, net
Home & Outdoor	$832,870	$906,331	46.6%	47.5%	(8.1)%
Beauty & Wellness	953,420	1,001,334	53.4%	52.5%	(4.8)%
Total sales revenue, net	1,786,290	1,907,665	100.0%	100.0%	(6.4)%
Cost of goods sold	970,596	993,259	54.3%	52.1%	(2.3)%
Gross profit	815,694	914,406	45.7%	47.9%	(10.8)%
Selling, general and administrative expense (“SG&A”)	708,909	705,381	39.7%	37.0%	0.5%
Asset impairment charges	885,861	51,455	49.6%	2.7%	*
Restructuring charges	3,005	14,822	0.2%	0.8%	(79.7)%
Operating (loss) income	(782,081)	142,748	(43.8)%	7.5%	*
Non-operating income, net	982	838	0.1%	—%	17.2%
Interest expense	57,739	51,922	3.2%	2.7%	11.2%
(Loss) income before income tax	(838,838)	91,664	(47.0)%	4.8%	*
Income tax expense (benefit)	60,144	(32,087)	3.4%	(1.7)%	*
Net (loss) income	$(898,982)	$123,751	(50.3)%	6.5%	*
(1)Fiscal 2026 includes a full year of operating results from Olive & June, acquired on December 16, 2024, compared to approximately eleven weeks of operating results in fiscal 2025. For additional information see Note 6 to the accompanying consolidated financial statements.

*    Calculation is not meaningful.

Comparison of Fiscal 2026 to Fiscal 2025 Financial Results

•Consolidated net sales revenue decreased 6.4%, or $121.4 million, to $1,786.3 million, compared to $1,907.7 million for the same period last year.

•Consolidated operating loss was $782.1 million, compared to consolidated operating income of $142.7 million for the same period last year. Consolidated operating loss for fiscal 2026 includes pre-tax asset impairment charges of $885.9 million, pre-tax EPA compliance costs of $4.4 million, pre-tax CEO succession costs of $3.5 million and pre-tax restructuring charges of $3.0 million. Consolidated operating income for fiscal 2025 included pre-tax asset impairment charges of $51.5 million, pre-tax restructuring charges of $14.8 million related to Project Pegasus and pre-tax acquisition-related expenses of $3.0 million. Consolidated operating margin decreased to (43.8)% of consolidated net sales revenue, compared to 7.5% for the same period last year.

•Consolidated adjusted operating income decreased 41.1% to $148.6 million, or 8.3% of net sales revenue, compared to $252.3 million, or 13.2% of net sales revenue, for the same period last year.

•Net loss was $899.0 million, compared to net income of $123.8 million for the same period last year. Diluted loss per share was $39.08, compared to diluted earnings per share of $5.37 for the same period last year.

•Adjusted income decreased 50.4%, or $83.3 million, to $82.1 million, compared to $165.4 million for the same period last year. Adjusted diluted earnings per share decreased 50.5% to $3.55, compared to $7.17 for the same period last year.

Consolidated and Segment Net Sales Revenue

The following table summarizes the impact that Organic business, foreign currency and acquisitions had on our net sales revenue by segment:

	Fiscal Year Ended Last Day of February,
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Fiscal 2025 sales revenue, net	$906,331	$1,001,334	$1,907,665
Organic business	(77,700)	(155,967)	(233,667)
Impact of foreign currency	4,239	1,355	5,594
Acquisition (1)	—	106,698	106,698
Change in sales revenue, net	(73,461)	(47,914)	(121,375)
Fiscal 2026 sales revenue, net	$832,870	$953,420	$1,786,290

Total net sales revenue growth (decline)	(8.1)%	(4.8)%	(6.4)%
Organic business	(8.6)%	(15.6)%	(12.2)%
Impact of foreign currency	0.5%	0.1%	0.3%
Acquisition	—%	10.7%	5.6%
(1)On December 16, 2024, we completed the acquisition of Olive & June. Olive & June sales prior to the first annual anniversary of the acquisition are reported in Acquisition for the Beauty & Wellness segment in fiscal 2026 and consist of approximately forty-one weeks of operating results. For additional information see Note 6 to the accompanying consolidated financial statements.

In the above table, Organic business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand was acquired, excluding the impact that foreign currency remeasurement had on reported net sales revenue. Net sales revenue from internally developed brands or product lines is considered Organic business activity.

Consolidated Net Sales Revenue

Comparison of Fiscal 2026 to 2025
Consolidated net sales revenue decreased $121.4 million, or 6.4%, to $1,786.3 million, compared to $1,907.7 million. The decline was driven by a decrease from Organic business of $233.7 million, or 12.2%, due to:
•a decline in Beauty & Wellness primarily due to a decrease in sales of thermometers and fans primarily due to reduced replenishment and direct import orders from retail customers in Wellness, and a decline in Beauty driven by softer consumer demand, increased competition, a net distribution loss year-over-year, and the cancellation of direct import orders from China in Beauty; and
•a decline in Home & Outdoor primarily due to continued competition and a net distribution loss year-over-year in the insulated beverageware category, lower replenishment orders from retail customers, softer consumer demand, and a decrease in club channel sales.

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

The Olive & June acquisition contributed $106.7 million, or 5.6%, to consolidated net sales revenue growth. Consolidated net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $5.6 million, or 0.3%.

Segment Net Sales Revenue
Home & Outdoor

Comparison of Fiscal 2026 to 2025
Net sales revenue decreased $73.5 million, or 8.1%, to $832.9 million, compared to $906.3 million. The decrease was primarily driven by:
•softer consumer demand and lower replenishment orders from retail customers, partially due to retailer inventory rebalancing in response to demand trends;
•continued competition, a net distribution loss year-over-year, lower closeout channel sales, and cancellation of direct import orders in response to higher tariffs in the insulated beverageware category;
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

Segment net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $4.2 million, or 0.5%.

Beauty & Wellness

Comparison of Fiscal 2026 to 2025
Net sales revenue decreased $47.9 million, or 4.8%, to $953.4 million, compared to $1,001.3 million. The decrease was primarily driven by a decrease from Organic business of $156.0 million, or 15.6%, due to:
•a decline in Beauty primarily due to softer consumer demand, increased competition, a net distribution loss year-over-year, the cancellation of direct import orders from China in response to higher tariffs and lower closeout channel sales;
•a decline in thermometry primarily due to evolving dynamics in the China market, including a shift away from cross-border ecommerce toward localized fulfillment models, heightened competition from domestic sellers benefiting from government subsidies, and lower replenishment;
•a decrease in fan sales primarily driven by reduced replenishment orders from retail customers due to a decline in consumer demand and the cancellation of direct import orders from China in response to higher tariffs;
•an overall decrease in Wellness due to stop shipment actions in support of consistent adoption of tariff related price increases by our retail partners and softer consumer demand; and
•the impact of below average illness season on the humidification and thermometry categories.

These factors were partially offset by an increase in organic net sales revenue from Olive & June and the favorable comparative impact of the shipping disruption from the Curlsmith system integration during the first quarter of fiscal 2025.

The Organic business decline was partially offset by the inorganic contribution from the Olive & June acquisition of $106.7 million, or 10.7%, to segment net sales revenue growth. Segment net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $1.4 million, or 0.1%.

Consolidated Gross Profit Margin

Comparison of Fiscal 2026 to 2025
Consolidated gross profit margin decreased 2.2 percentage points to 45.7%, compared to 47.9%. The decrease in consolidated gross profit margin was primarily due to the net unfavorable impact of tariffs, higher retail trade and promotional expense, and a less favorable inventory obsolescence impact year-over-year.

These factors were partially offset by the favorable impact of the acquisition of Olive & June within the Beauty & Wellness segment and lower commodity and product costs, partly driven by Project Pegasus initiatives.

Consolidated SG&A

Comparison of Fiscal 2026 to 2025
Consolidated SG&A ratio increased 2.7 percentage points to 39.7%, compared to 37.0%. The increase in the consolidated SG&A ratio was primarily due to:
•an increase in annual incentive compensation expense;
•higher outbound freight costs;
•the impact of the Olive & June acquisition;
•EPA compliance costs of $4.4 million;
•CEO succession costs of $3.5 million; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by the favorable comparative impact of higher distribution center expense in the prior year primarily due to additional costs and lost efficiency associated with automation startup issues at our Tennessee distribution facility.

Asset Impairment Charges

Fiscal 2026
During fiscal 2026, we recorded asset impairment charges of $885.9 million ($866.1 million after tax) to reduce our goodwill by $706.5 million and our other intangible assets by $179.4 million.

Fiscal 2025
During the fourth quarter of fiscal 2025, we recorded asset impairment charges of $51.5 million ($47.6 million after tax) to reduce the goodwill and definite-lived trade name of our Drybar business, which is included within our Beauty & Wellness segment.

For additional information regarding the testing and analysis performed, refer to “Critical Accounting Policies and Estimates” in this Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Restructuring Charges

Fiscal 2026
During fiscal 2026, we incurred $3.0 million of pre-tax restructuring charges for severance and employee related costs as a result of personnel reductions outside of the scope of Project Pegasus.

During fiscal 2026, we made the remaining cash restructuring payments related to Project Pegasus of $7.7 million.

Fiscal 2025
We incurred $14.8 million of pre-tax restructuring costs related primarily to severance and employee related costs, professional fees and contract termination costs under Project Pegasus. During fiscal 2025, we made total cash restructuring payments related to Project Pegasus of $11.9 million and had a remaining liability of $7.7 million as of February 28, 2025.

Operating (Loss) Income, Operating Margin, Adjusted Operating Income (non-GAAP) and Adjusted Operating Margin (non-GAAP) by Segment

In order to provide a better understanding of the impact of certain items on our operating (loss) income, the tables that follow report the comparative pre-tax impact of acquisition-related expenses, asset impairment charges, CEO succession costs, EPA compliance costs, restructuring charges, amortization of intangible assets and non‐cash share‐based compensation, as applicable, on operating (loss) income and operating margin for each segment and in total for the periods presented below. Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended February 28, 2026
(in thousands)	Home & Outdoor		Beauty & Wellness (1)		Total
Operating loss, as reported (GAAP)	$(269,744)	(32.4)%	$(512,337)	(53.7)%	$(782,081)	(43.8)%
Asset impairment charges	332,565	39.9%	553,296	58.0%	885,861	49.6%
CEO succession costs	1,742	0.2%	1,742	0.2%	3,484	0.2%
EPA compliance costs	—	—%	4,354	0.5%	4,354	0.2%
Restructuring charges	1,501	0.2%	1,504	0.2%	3,005	0.2%
Subtotal	66,064	7.9%	48,559	5.1%	114,623	6.4%
Amortization of intangible assets	5,977	0.7%	11,082	1.2%	17,059	1.0%
Non-cash share-based compensation	6,781	0.8%	10,104	1.1%	16,885	0.9%
Adjusted operating income (non-GAAP)	$78,822	9.5%	$69,745	7.3%	$148,567	8.3%

	Fiscal Year Ended February 28, 2025
(in thousands)	Home & Outdoor		Beauty & Wellness (1)		Total
Operating income, as reported (GAAP)	$119,601	13.2%	$23,147	2.3%	$142,748	7.5%
Acquisition-related expenses	—	—%	3,035	0.3%	3,035	0.2%
Asset impairment charges	—	—%	51,455	5.1%	51,455	2.7%
Restructuring charges	4,855	0.5%	9,967	1.0%	14,822	0.8%
Subtotal	124,456	13.7%	87,604	8.7%	212,060	11.1%
Amortization of intangible assets	7,064	0.8%	11,811	1.2%	18,875	1.0%
Non-cash share-based compensation	10,402	1.1%	10,974	1.1%	21,376	1.1%
Adjusted operating income (non-GAAP)	$141,922	15.7%	$110,389	11.0%	$252,311	13.2%
(1)Fiscal 2026 includes a full year of operating results from Olive & June, acquired on December 16, 2024, compared to approximately eleven weeks of operating results in fiscal 2025. For additional information see Note 6 to the accompanying consolidated financial statements.

Consolidated Operating (Loss) Income

Comparison of Fiscal 2026 to 2025
Consolidated operating loss was $782.1 million, or (43.8)% of net sales revenue, compared to consolidated operating income of $142.7 million, or 7.5% of net sales revenue. Fiscal 2026 includes pre-tax asset impairment charges of $885.9 million, pre-tax restructuring charges of $3.0 million, pre-tax EPA compliance costs of $4.4 million and pre-tax CEO succession costs of $3.5 million. Fiscal 2025 includes pre-tax acquisition-related expenses of $3.0 million, pre-tax asset impairment charges of $51.5 million and pre-tax restructuring charges of $14.8 million. The combined effect of these items unfavorably impacted the year-over-year comparison of consolidated operating margin by a combined 46.6 percentage points. The remaining 4.7 percentage point decrease in consolidated operating margin was primarily due to:
•the net unfavorable impact of higher tariffs on our gross profit;
•higher retail trade and promotional expense;
•a less favorable inventory obsolescence impact year-over-year;
•an increase in annual incentive compensation expense;
•increased outbound freight costs; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by:
•the favorable impact of the acquisition of Olive & June within Beauty & Wellness;
•lower commodity and product costs, partly driven by Project Pegasus initiatives; and
•the favorable comparative impact of higher distribution center expense in the prior year primarily due to additional costs and lost efficiency associated with automation startup issues at our Tennessee distribution facility.

Consolidated adjusted operating income decreased 41.1% to $148.6 million, or 8.3% of net sales revenue, compared to $252.3 million, or 13.2% of net sales revenue.

Home & Outdoor

Comparison of Fiscal 2026 to 2025
Operating loss was $269.7 million, or (32.4)% of segment net sales revenue, compared to operating income of $119.6 million, or 13.2% of segment net sales revenue. Operating loss in fiscal 2026 included $332.6 million of pre-tax asset impairment charges. The remaining 5.7 percentage point decrease in segment operating margin was primarily due to:
•the net unfavorable impact of higher tariffs on our gross profit;
•higher retail trade and promotional expense;
•less favorable inventory obsolescence impact year-over-year;
•an increase in annual incentive compensation expense;
•higher outbound freight costs; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by lower commodity and product costs, partly driven by Project Pegasus initiatives, and the favorable comparative impact of higher distribution center expense in the prior year.

Adjusted operating income decreased 44.5% to $78.8 million, or 9.5% of segment net sales revenue, compared to $141.9 million, or 15.7% of segment net sales revenue.

Beauty & Wellness

Comparison of Fiscal 2026 to 2025
Operating loss was $512.3 million, or (53.7)% of segment net sales revenue, compared to operating income of $23.1 million, or 2.3% of segment net sales revenue. Operating loss in fiscal 2026 included $553.3 million of pre-tax asset impairment charges, compared to $51.5 million in fiscal 2025. The remaining 3.1 percentage point decrease in segment operating margin was primarily due to:
•the net unfavorable impact of higher tariffs on our gross profit;
•a less favorable inventory obsolescence impact year-over-year;
•an increase in annual incentive compensation expense;
•increased marketing expense;
•EPA compliance costs of $4.4 million;
•higher outbound freight costs; and
•the impact of unfavorable operating leverage due to the decrease in net sales.

These factors were partially offset by the favorable impact of the acquisition of Olive & June and lower commodity and product costs, partly driven by Project Pegasus initiatives.

Adjusted operating income decreased 36.8% to $69.7 million, or 7.3% of segment net sales revenue, compared to $110.4 million, or 11.0% of segment net sales revenue.

Interest Expense

Comparison of Fiscal 2026 to 2025
Interest expense was $57.7 million, compared to $51.9 million. The increase in interest expense was primarily due to higher average borrowings outstanding to fund the acquisition of Olive & June and the cost of tariffs in working capital and capital expenditures, partially offset by a lower average effective interest rate inclusive of the impact of our interest rate swaps compared to the prior year.

Income Tax Expense

The comparison of our effective tax rate between periods is often impacted by the geographic mix of earnings among our various tax jurisdictions. Due to our organization in Bermuda and the ownership structure of our foreign subsidiaries, many of which are not owned directly or indirectly by a U.S. parent company, an immaterial amount of our foreign income is subject to U.S. taxation on a permanent basis under current law. Additionally, our intangible assets are primarily owned by foreign affiliates, resulting in proportionally higher earnings in jurisdictions with statutory tax rates lower than that of the U.S.

In July 2025, a reconciliation bill, commonly referred to as the One Big Beautiful Bill Act, was signed into law. The legislation includes a broad range of U.S. tax reform provisions. There were no discrete effects upon enactment in the second quarter of fiscal 2026 or material impacts on our fiscal 2026 consolidated financial statements. This legislation is not expected to have a material impact on our consolidated financial statements in the foreseeable future.

The OECD has introduced a framework to implement a global minimum corporate income tax of 15%, referred to as “Pillar Two.” Certain countries in which we operate have enacted, or are in the process of enacting, domestic legislation aligned with OECD’s Pillar Two “Model Rules.” Pillar Two legislation in effect for our fiscal 2025 and 2026 has been incorporated into our consolidated financial statements. Differences in how Pillar Two rules are implemented and administered across jurisdictions may increase compliance complexity and could impact our future global effective tax rate.

In June 2025, the Group of Seven, comprised of Canada, France, Germany, Italy, Japan, the United Kingdom and the U.S., announced an agreement under which U.S. multinational companies would be excluded from certain elements of the Pillar Two global minimum tax framework in exchange for the U.S. withdrawing planned retaliatory tax measures. In January 2026, the OECD released administrative guidance detailing a side-by-side (“SbS”) package that reflects this agreement and establishes a framework permitting U.S. multinational enterprise groups to coexist with the Pillar Two rules. Under this guidance, U.S. parented groups may qualify for the Side by Side Safe Harbour and the Ultimate Parent Entity Safe Harbour, which can eliminate top-up taxes under the Income Inclusion Rule and the Undertaxed Profits Rule when elected, while leaving Qualified Domestic Minimum Top-up Taxes unaffected.

The SbS package also includes additional administrative guidance, such as a permanent simplified effective tax rate safe harbour, an extension of the transitional country by country reporting safe harbour and a new substance-based tax incentive safe harbour. We do not expect the SbS package to materially affect our Pillar Two related tax positions or liabilities going forward. We will continue to monitor the implications of the OECD guidance and domestic adoption as jurisdictions implement these rules.

In response to Pillar Two, on May 24, 2024, Barbados enacted a domestic corporate income tax rate of 9%, effective for our fiscal 2025 and a domestic minimum top-up tax (“DMTT”) of 15% which was effective beginning with our fiscal 2026. During the first quarter of fiscal 2025, we incorporated the corporate income tax into our estimated annual effective tax rate and revalued our existing deferred tax liabilities subject to the Barbados legislation, which resulted in a discrete tax charge of $6.0 million. However, as a result of the reorganization of our intangible assets in the fourth quarter of 2025 described below, the Barbados corporate income tax and DMTT did not have a material impact on our consolidated financial statements in fiscal 2026 and is not expected to in the foreseeable future.

Like Barbados, the government of Bermuda enacted a 15% corporate income tax that was effective for us beginning in fiscal 2026. This Bermuda tax did not have a material impact on our consolidated financial statements in fiscal 2026 and is not expected to in the foreseeable future.

In the fourth quarter of fiscal 2025, we implemented a reorganization involving the transfer of intangible assets previously held by Helen of Troy Limited (Barbados) to our subsidiary in Switzerland. The reorganization resulted in the consolidation of the ownership of intangible assets, supporting streamlined internal licensing and centralized management of the intangible assets. Further, the reorganization resulted in a transitional income tax benefit of $64.6 million from the recognition of deferred tax assets of $74.0 million, partially offset by taxes associated with the transfer. As described below, a full valuation allowance was recorded on these deferred tax assets as of the end of the third quarter of fiscal 2026.

During fiscal 2026 and 2025, we recognized goodwill and other intangible asset impairment charges of $885.9 million and $51.5 million, respectively, which included $602.2 million and $22.5 million, respectively, that will not result in a tax benefit. Tax benefits, net of valuation allowances, of $19.8 million and $3.9 million on the impairment charges were recognized in fiscal 2026 and 2025, respectively.

The downward revisions to our internal forecasts utilized in our impairment testing during fiscal 2026 negatively impacted our assessment of the realizability of net deferred tax assets for our Switzerland subsidiary as of the beginning of the fiscal year and deferred tax assets generated by asset impairments during fiscal 2026. Based on these revisions and in accordance with ASC 740, Income Taxes, we recorded discrete partial valuation allowances during the first and second quarters of fiscal 2026. As fiscal 2026 progressed, impairment-related losses resulted in a cumulative loss position over recent periods, which constituted significant objective negative evidence under ASC 740 and ultimately led to the recording of a full valuation allowance beginning in the third quarter of fiscal 2026. As a result, we recognized a cumulative valuation allowance of $106.6 million during fiscal 2026. We expect to maintain a full valuation allowance on these net deferred tax assets until we have objective factors that demonstrate the likelihood of realizing these deferred tax benefits.

Fiscal 2026 income tax expense was $60.1 million on a pre-tax loss of $838.8 million, compared to an income tax benefit of $32.1 million on pre-tax income of $91.7 million for fiscal 2025. The increase in the tax expense relative to pre-tax (loss) income is primarily due to non-deductible impairment charges and valuation allowances on deferred tax assets recorded during fiscal 2026, as described above, and the unfavorable comparative impacts of the transitional tax benefit resulting from the intangible asset reorganization and a tax benefit related to a resolution of an uncertain tax position in the prior year.

Net (Loss) Income, Diluted (Loss) Earnings Per Share, Adjusted Income (non-GAAP) and Adjusted Diluted Earnings Per Share (non-GAAP)

In order to provide a better understanding of the impact of certain items on our (loss) income and diluted (loss) earnings per share, the tables that follow report the comparative after-tax impact of acquisition-related expenses, asset impairment charges, Barbados tax reform, CEO succession costs, EPA compliance costs, intangible asset reorganization, restructuring charges, amortization of intangible assets and non‐cash share‐based compensation, as applicable, on (loss) income and diluted (loss) earnings per share for the periods presented below. Adjusted income and adjusted diluted earnings per share may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended February 28, 2026
	(Loss) Income			Diluted (Loss) Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$(838,838)	$60,144	$(898,982)	$(36.47)	$2.61	$(39.08)
Asset impairment charges	885,861	19,788	866,073	38.35	0.86	37.49
CEO succession costs	3,484	153	3,331	0.15	0.01	0.14
EPA compliance costs	4,354	(1,114)	5,468	0.19	(0.05)	0.24
Intangible asset reorganization	—	(74,015)	74,015	—	(3.20)	3.20
Restructuring charges	3,005	421	2,584	0.13	0.02	0.11
Subtotal	57,866	5,377	52,489	2.51	0.23	2.27
Amortization of intangible assets	17,059	2,933	14,126	0.74	0.13	0.61
Non-cash share-based compensation	16,885	1,444	15,441	0.73	0.06	0.67
Adjusted (non-GAAP)	$91,810	$9,754	$82,056	$3.97	$0.42	$3.55

Weighted average shares of common stock used in computing:
Diluted loss per share, as reported						23,002
Adjusted diluted earnings per share (non-GAAP)						23,099

	Fiscal Year Ended February 28, 2025
	Income			Diluted Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$91,664	$(32,087)	$123,751	$3.97	$(1.39)	$5.37
Acquisition-related expenses	3,035	—	3,035	0.13	—	0.13
Asset impairment charges	51,455	3,895	47,560	2.23	0.17	2.06
Barbados tax reform	—	(6,045)	6,045	—	(0.26)	0.26
Intangible asset reorganization	—	64,604	(64,604)	—	2.80	(2.80)
Restructuring charges	14,822	1,433	13,389	0.64	0.06	0.58
Subtotal	160,976	31,800	129,176	6.98	1.38	5.60
Amortization of intangible assets	18,875	2,798	16,077	0.82	0.12	0.70
Non-cash share-based compensation	21,376	1,240	20,136	0.93	0.05	0.87
Adjusted (non-GAAP)	$201,227	$35,838	$165,389	$8.72	$1.55	$7.17

Weighted average shares of common stock used in computing reported and non-GAAP diluted earnings per share						23,065

Comparison of Fiscal 2026 to 2025
Net loss was $899.0 million, compared to net income of $123.8 million. Diluted loss per share was $39.08, compared to diluted earnings per share of $5.37. The decrease is primarily due to the recognition of after-tax asset impairment charges of $866.1 million during fiscal 2026, higher income tax expense primarily from the recognition of valuation allowances on deferred tax assets in fiscal 2026 and the comparative impact of the recognition of a transitional income tax benefit in fiscal 2025, both related to our intangible asset reorganization in fiscal 2025, lower operating income exclusive of asset impairment charges and an increase in interest expense.

Adjusted income decreased $83.3 million, or 50.4%, to $82.1 million, compared to $165.4 million. Adjusted diluted earnings per share decreased 50.5% to $3.55, compared to $7.17.

Liquidity and Capital Resources

We principally rely on our cash flow from operations and borrowings under our Amended Credit Agreement to finance our operations, capital and intangible asset expenditures, acquisitions and share repurchases. Historically, our principal uses of cash to fund our operations have included operating expenses, primarily SG&A, and working capital, predominantly for inventory purchases and the extension of credit to our retail customers. We have typically been able to generate positive cash flow from operations sufficient to fund our operating activities. In the past, we have utilized a combination of available cash and existing, or additional, sources of financing to fund strategic acquisitions, share repurchases and capital investments. We generated $171.1 million in cash from operations during fiscal 2026 and had $18.9 million in cash and cash equivalents at February 28, 2026. As of February 28, 2026, the amount of cash and cash equivalents held by our foreign subsidiaries was $16.4 million. We have no existing activities involving special purpose entities or off-balance sheet financing.

Our anticipated material cash requirements in fiscal 2027 include the following:
•operating expenses, primarily SG&A and working capital predominately for inventory purchases and to carry normal levels of accounts receivable on our balance sheet;
•repayment of a current maturity of long term debt of $25.0 million;
•estimated interest payments of approximately $46.8 million based on scheduled outstanding debt obligations, weighted average interest rates and interest rate swaps in effect at February 28, 2026;
•minimum operating lease payments under existing obligations of approximately $10.3 million;
•minimum royalty payments under existing license agreements of approximately $6.2 million;
•contingent consideration payment of $5.0 million as a result of Olive & June achieving an annual adjusted EBITDA target in calendar year 2025; and
•capital and intangible asset expenditures between approximately $28 million to $32 million to support ongoing operations and future infrastructure needs, including investments to transfer sourcing of certain products out of China and support new product development.

Our anticipated material cash requirements beyond fiscal 2027 include the following:
•operating expenses, primarily SG&A and working capital predominately for inventory purchases and to carry normal levels of accounts receivable on our balance sheet;
•outstanding long-term debt obligations maturing during fiscal 2028 and fiscal 2029, in an aggregate principal value of approximately $760.5 million, with $735.5 million of that amount maturing in fiscal 2029 (refer to Note 13 to the accompanying consolidated financial statements for additional information);
•estimated interest payments of approximately $46.3 million and $42.8 million in fiscal 2028 and fiscal 2029, respectively, based on scheduled outstanding debt obligations, weighted average interest rates and interest rate swaps in effect at February 28, 2026 (refer to Note 13 to the accompanying consolidated financial statements for additional information);

•minimum operating lease payments of approximately $71.7 million over the term of our existing operating lease arrangements (refer to Note 3 to the accompanying consolidated financial statements for additional information);
•minimum royalty payments of approximately $19.8 million over the term of the existing license agreements (refer to Note 12 to the accompanying consolidated financial statements for additional information); and
•capital and intangible asset expenditures to support ongoing operations and future infrastructure needs.

Based on our current financial condition and current operations, we believe that cash flows from operations and available financing sources will continue to provide sufficient capital resources to fund our foreseeable short- and long-term liquidity requirements. In the short-term we plan to prioritize repaying our debt outstanding.

Subsequent to fiscal 2026, on April 14, 2026, we completed the sale of our distribution facility in Southaven, Mississippi for a total sales price of $82.0 million, less costs to sell of $3.8 million. We used the proceeds from the sale to repay amounts outstanding under our credit facility. See Note 4 to the accompanying consolidated financial statements for additional information.

As part of our long-term strategy, we will continue to evaluate acquisition opportunities. We may finance acquisitions with available cash, the issuance of shares of common stock, additional debt, including secured debt, or other sources of financing, depending upon the size and nature of any such transaction and the status of the capital markets at the time of such acquisition.

Also, as part of our long-term strategy, we may elect to repurchase additional shares of common stock under our Board of Directors’ authorization, subject to limitations contained in our debt agreement and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt, including secured debt, or other sources of financing. For additional information, see Item 5., “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report.

Operating Activities

Comparison of Fiscal 2026 to 2025
Operating activities provided net cash of $171.1 million, compared to $113.2 million. The increase was primarily driven by decreases in cash used primarily for accounts receivable, annual incentive compensation, income taxes and restructuring activities, partially offset by a decrease in cash earnings and increases in payments for interest.

Investing Activities

Investing activities used cash of $34.4 million and $263.1 million in fiscal 2026 and 2025, respectively.

Highlights from Fiscal 2026
•We made investments in capital and intangible asset expenditures of $39.2 million, partially offset by a favorable net working capital settlement during the first quarter of fiscal 2026 related to the acquisition of Olive & June. Capital and intangible asset expenditures included expenditures for tooling, molds, and other production equipment, primarily driven by manufacturing diversification outside of China, software, computer, furniture and other equipment, and buildings and improvements.

Highlights from Fiscal 2025
•We paid $229.4 million, net of cash acquired before final working capital adjustments, to acquire Olive & June and made investments in capital and intangible asset expenditures of $30.1 million, of which $5.6 million primarily related to the implementation of an automation system at our new two million square foot distribution facility. Capital and intangible asset expenditures also included expenditures for computer, furniture and other equipment and tooling, molds, and other production equipment.

Financing Activities

Financing activities used cash of $136.7 million and provided cash of $150.2 million in fiscal 2026 and 2025, respectively.

Highlights from Fiscal 2026
•we had proceeds of $566.4 million from revolving loans under our Amended Credit Agreement;
•we repaid $936.3 million of revolving loans drawn under our Amended Credit Agreement;
•we received proceeds of $250.0 million from term loans under our Amended Credit Agreement; and
•we repaid $16.4 million of long-term debt.

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

Amended Credit Agreement

Amended Credit Agreement

On February 15, 2024, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for aggregate commitments of $1.5 billion, which are available through (i) a $1.0 billion revolving credit facility, which includes a $50 million sublimit for the issuance of letters of credit, (ii) a $250 million term loan facility and (iii) a committed $250 million delayed draw term loan facility, which permitted multiple drawdowns until August 15, 2025. Proceeds can be used for working capital and other general corporate purposes, including funding permitted acquisitions. At the closing date, February 15, 2024, we borrowed $457.5 million under the revolving credit facility and $250.0 million under the term loan facility and utilized the proceeds to repay all debt outstanding under our prior credit agreement. During the first quarter of fiscal 2026, we borrowed $250.0 million under the delayed draw term loan facility and utilized the proceeds to repay debt outstanding under the revolving credit facility. During the first quarter of fiscal 2026, we capitalized $0.4 million of lender fees and a de minimis amount of third-party fees incurred in connection with the delayed draw term loan facility borrowing, which were recorded as prepaid financing fees in long-term debt.

On November 25, 2025, we entered into an amendment to the Credit Agreement (the “Amendment”, or as amended, the “Amended Credit Agreement”), which provides for the following:
•Reduces the commitment under the revolving credit facility from $1.0 billion to $750.0 million;
•Adds a maximum tier level pursuant to which, if the Net Leverage Ratio is greater than or equal to 4.00 to 1.00, then borrowings under the Amended Credit Agreement bear floating interest at either the Base Rate or Term SOFR, plus a margin of 1.375% and 2.375% for Base Rate and Term

SOFR borrowings, respectively, plus a credit spread of 0.10% for Term SOFR borrowings (as those terms are defined in the Amended Credit Agreement);
•Amends the minimum Interest Coverage Ratio financial covenant to replace the numerator with a Consolidated EBITDA measure instead of a Consolidated EBIT measure (as those terms are defined in the Amended Credit Agreement);
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
We may elect to use the Leverage Holiday in connection with the consummation of a Qualified Acquisition after August 31, 2027, if we are in compliance with the terms of the Amended Credit Agreement and meet the other terms and conditions relating to a Qualified Acquisition (as those terms are defined in the Amended Credit Agreement).
•Until August 31, 2027, the following negative covenants are reduced, as described in the Amendment, a general investments basket, an unsecured indebtedness basket and the Permitted Receivables Financings (as defined in the Amended Credit Agreement) basket.

In connection with the Amendment, we recognized a $0.9 million charge within “Interest expense” to write-off unamortized prepaid financing fees related to the revolver due to the reduced commitment and capitalized $1.0 million of lender and third-party fees during the third quarter of fiscal 2026, which were recorded as prepaid financing fees in long-term debt.

The Amended Credit Agreement includes an accordion feature, which permits the Company to request to increase its borrowing capacity by an additional $300 million plus an unlimited amount when the Leverage Ratio, on a pro-forma basis, is less than 3.25 to 1.00. The Company’s exercise of the accordion is subject to certain conditions being met, including lender approval. The Amended Credit Agreement matures on February 15, 2029. We are able to repay amounts borrowed at any time without penalty. Borrowings accrue interest under one of two alternative methods pursuant to the Amended Credit Agreement as described below. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment and letter of credit fees under the Amended Credit Agreement ranging from 0.1% to 0.45% per annum and 1.0% to 2.375% per annum, respectively, based on our Net Leverage Ratio pursuant to the below table. The term loans are payable at the end of each fiscal quarter in equal installments of 0.625% through February 28, 2025, 0.9375% through February 28, 2026, and 1.25% thereafter of the original principal balance of the term loans, which began in the first quarter of fiscal 2025 for the term loan facility and began in the second quarter of fiscal 2026 for the delayed draw term loan facility, with the remaining balance due at the maturity date. Borrowings under the Amended Credit Agreement bear floating interest at either the Base Rate or Term SOFR, plus a margin based on the Net Leverage Ratio of 0% to 1.375% and 1.0% to 2.375% for Base Rate and Term SOFR borrowings, respectively, pursuant to the below table.

Pricing Level	Net Leverage Ratio	Revolving Commitment Fee and Delayed Draw Commitment Fee	Term SOFR for Loans & Letter of Credit Fees	Base Rate for Loans
I	Less than 1.00 to 1.00	0.100%	1.000%	0.000%
II	Greater than or equal to 1.00 to 1.00 but less than 1.50 to 1.00	0.150%	1.125%	0.125%
III	Greater than or equal to 1.50 to 1.00 but less than 2.00 to 1.00	0.200%	1.250%	0.250%
IV	Greater than or equal to 2.00 to 1.00 but less than 2.50 to 1.00	0.250%	1.500%	0.500%
V	Greater than or equal to 2.50 to 1.00 but less than 3.00 to 1.00	0.300%	1.750%	0.750%
VI	Greater than or equal to 3.00 to 1.00 but less than 3.50 to 1.00	0.350%	2.000%	1.000%
VII	Greater than or equal to 3.50 to 1.00 but less than 4.00 to 1.00	0.400%	2.125%	1.125%
VIII	Greater than or equal to 4.00 to 1.00	0.450%	2.375%	1.375%

The floating interest rates on our borrowings under the Amended Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $325 million and $550 million of the outstanding principal balance under the Amended Credit Agreement as of February 28, 2026 and February 28, 2025, respectively. For additional information regarding our interest rate swaps, see Notes 14, 15, and 16 to the accompanying consolidated financial statements.

As of February 28, 2026, the outstanding Amended Credit Agreement principal balance was $785.5 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $9.5 million. The weighted average interest rate on borrowings outstanding under the Amended Credit Agreement was 5.7% at February 28, 2026.

Debt Covenants

Our debt under our Amended Credit Agreement is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our Amended Credit Agreement requires the maintenance of certain key financial covenants, defined in the table below. Our Amended Credit Agreement also contains other customary covenants, including, among other things, covenants restricting or limiting us, except under certain conditions set forth therein, from (1) incurring liens on our properties,

(2) making certain types of investments, (3) incurring additional debt, and (4) assigning or transferring certain licenses. Our Amended Credit Agreement also contains customary events of default, including failure to pay principal or interest when due, among others. Upon an event of default under our Amended Credit Agreement, the lenders may, among other things, accelerate the maturity of any amounts outstanding. The commitments of the lenders to make loans to us under the Amended Credit Agreement are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the Amended Credit Agreement.

As of February 28, 2026, the amount available for revolving loans under the Amended Credit Agreement was $432.3 million, and the amount available per the maximum Leverage Ratio was $91.1 million. Covenants in the Amended Credit Agreement limit the amount of total indebtedness we can incur. As of February 28, 2026, these covenants effectively limited our ability to incur more than $91.1 million of additional debt from all sources, including the Amended Credit Agreement. As of February 28, 2026, we were in compliance with all covenants as defined under the terms of the Amended Credit Agreement.
The table below provides the formulas currently in effect for certain key financial covenants as defined under our Amended Credit Agreement:

Applicable Financial Covenant	Amended Credit Agreement
Minimum Interest Coverage Ratio	EBITDA (1) ÷ Interest Expense (1)
Minimum Required: 3.00 to 1.00
Maximum Leverage Ratio	Total Current and Long Term Debt (2) ÷ EBITDA (1) + Pro Forma Effect of Transactions
Maximum Currently Allowed: 4.50 to 1.00 (3)

Key Definitions:

EBITDA:	Earnings + Interest Expense + Taxes + Depreciation + Amortization Expense + Non-Cash Charges (4) + Certain Allowed Addbacks (4) - Certain Non-Cash Income (4)
Pro Forma Effect of Transactions:	For any acquisition, pre-acquisition EBITDA of the acquired business is included so that the
EBITDA of the acquired business included in the computation equals its twelve month trailing total. In addition, the amount of certain pro forma run-rate cost savings for acquisitions or dispositions may be added to EBITDA.
(1)Computed using totals for the latest reported four consecutive fiscal quarters.
(2)Computed using the ending debt balances as of the latest reported fiscal quarter.
(3)In the event a qualified acquisition is consummated after August 31, 2027, the maximum leverage ratio is 4.50 to 1.00 for the first four fiscal quarters after the qualified acquisition is consummated.
(4)As defined in the Amended Credit Agreement.

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

Income Taxes
We must make certain estimates and judgments in determining our provision for income tax expense. The provision for income tax expense is calculated on reported (loss) income before income taxes based on current tax law and includes, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Tax laws may require items to be included in the determination of taxable income at different times from when the items are reflected in the financial statements. Deferred tax balances reflect the effects of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax bases, as well as from net operating losses and tax credit carryforwards, and are stated at enacted tax rates in effect for the year taxes are expected to be paid or recovered.

Deferred tax assets represent tax benefits for tax deductions or credits available in future years and require certain estimates and assumptions to determine whether it is more likely than not that all or a portion of the benefit will not be realized. The recoverability of these future tax deductions and credits is determined by assessing the adequacy of future expected taxable income from all sources, including the future reversal of existing taxable temporary differences, taxable income in carryback years, estimated future taxable income and available tax planning strategies. In projecting future taxable income, we begin with historical results and incorporate assumptions including future operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment and are consistent with the plans and estimates we are using to manage our underlying business. Should a change in facts or circumstances, such as changes in our business plans, economic conditions or future tax legislation, lead to a change in judgment about the ultimate recoverability of a deferred tax asset, we record or adjust the related valuation allowance in the period that the change in facts and circumstances occurs, along with a corresponding increase or decrease in income tax expense. Additionally, if future taxable income varies from projected taxable income, we may be required to adjust our valuation allowance in future years.

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

We review goodwill and indefinite-lived intangible assets for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We consider whether circumstances or conditions exist which suggest that the carrying value of our goodwill and indefinite-lived intangible assets might be impaired. If such circumstances or conditions exist, we perform a qualitative assessment to determine whether it is more likely than not that the assets are impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). We operate two reportable segments, Home & Outdoor and Beauty & Wellness, which are comprised of eight reporting units, one of which did not have any goodwill recorded as of the beginning of fiscal 2026 and two of which were fully impaired during fiscal 2026. If the results of the qualitative assessment indicate that it is more likely than not that the assets are impaired, further steps are required in order to determine whether the carrying value of each reporting unit and indefinite-lived intangible assets exceeds its fair market value. An impairment charge is recognized to the extent the goodwill or indefinite-lived intangible asset recorded exceeds the reporting unit’s or asset’s fair value. We perform our annual impairment testing for goodwill and indefinite-lived assets as of the beginning of the fourth quarter of our fiscal year.

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

Considerable management judgment is necessary in determining the fair value of goodwill and intangible assets (initially acquired and as part of our impairment testing), including the reasonableness of fair value estimates, evaluating the most likely impact of a range of possible external conditions, considering the resulting operating changes and their impact on estimated future cash flows, determining the appropriate discount factors to use, and selecting and weighting appropriate comparable market level inputs. When estimating expected future cash flows judgment is necessary in evaluating the impact of operational and external economic factors on future cash flows, all of which are subject to uncertainty. The recoverability of these assets is dependent upon achievement of our projections and the continued execution of key initiatives related to revenue growth and profitability. The assumptions and estimates used in our fair value analysis involve significant elements of subjective judgment and analysis by management. Certain future events and circumstances, including higher tariffs, deterioration of retail economic conditions, higher cost of capital, a decline in actual and expected consumer demand, among others, could result in changes to these assumptions and judgments. While we believe that the estimates and assumptions we use are reasonable at the time made, changes in business conditions or other unanticipated events and circumstances may occur that cause actual results to differ materially from projected results and this could potentially require future adjustments to our asset valuations.

During each quarter of fiscal 2026, we concluded that a goodwill impairment triggering event had occurred due to a further sustained decline in our stock price, resulting in our carrying value (excluding long-term debt) exceeding the Company’s total enterprise value (market capitalization plus long-term debt). Additional factors that contributed to these conclusions included downward revisions to our internal forecasts and strategic long-term plans, which reflect the tariff policies in effect, timing of corresponding price increases and the related macroeconomic environment at the end of each quarter of fiscal 2026, including the corresponding impact on consumer spending and retailer orders. These factors were applicable to all of our reporting units, indefinite-lived trademark licenses and trade names and definite-lived trademark licenses, trade names and certain other intangible assets. Thus, we performed quantitative impairment testing on our goodwill and intangible assets described above during each quarter of fiscal 2026.

During the first quarter of fiscal 2026, in connection with our annual budgeting and forecasting process, management reduced its forecasts for net sales revenue, gross margin and earnings before interest and taxes to reflect the tariff policies in effect and the related macroeconomic environment at the end of our first quarter of fiscal 2026, including the corresponding impact on consumer spending and retailer orders, as applicable. The revised forecasts also resulted in management selecting lower residual growth rates, which were also reflective of revised long-term industry growth expectations. During the second, third and fourth quarters of fiscal 2026, management further reduced its forecasts for net sales revenue, gross margin and earnings before interest and taxes to reflect the tariff policies in effect, timing of corresponding price increases inclusive of the impact of stop shipment actions to support consistent adoption and the related macroeconomic environment at the end of each quarter of fiscal 2026, including the impact on consumer spending, retailer orders and China cross border ecommerce due to a shift to localized distribution, as applicable. Our forecasts for fiscal 2027 were also updated during the fourth quarter of fiscal 2026, in connection with our annual budgeting process, which primarily resulted in an increase in operating expense, shifts in sales forecasts between brands and a reduction to the residual growth rate assumption for one of our reporting units.

The quantitative assessments performed resulted in total pre-tax goodwill impairment charges of $706.5 million during fiscal 2026, which includes impairment charges of $229.1 million in our Home & Outdoor segment and $477.4 million in our Beauty & Wellness segment. The Beauty & Wellness segment includes goodwill impairment charges related to our Health & Wellness, Drybar and Curlsmith reporting units of $235.2 million, $134.3 million and $107.9 million, respectively, during fiscal 2026. The Home & Outdoor segment includes goodwill impairment charges related to our Hydro Flask and Osprey reporting units of $115.9 million and $113.1 million, respectively, during fiscal 2026.

The remaining carrying values of the Osprey, Health & Wellness and Curlsmith reporting units’ goodwill as of February 28, 2026 were $96.6 million, $49.7 million and $9.2 million, respectively. The goodwill impairment charges recognized for the Hydro Flask and Drybar reporting units reduced the carrying values of their goodwill to zero.

Our indefinite-lived intangible asset testing resulted in total impairment charges of $97.0 million during fiscal 2026, which includes $55.0 million related to our Hydro Flask trade name, $35.0 million related to our Osprey trade name and $7.0 million related to our PUR trade name. The remaining carrying values of the Osprey and PUR trade names as of February 28, 2026 were $135.0 million and $47.0 million, respectively. The remaining carrying value of the Hydro Flask trade name of $4.0 million was reclassified to a definite-lived trade name as of November 30, 2025 and was subsequently fully impaired during the fourth quarter of fiscal 2026. See further discussion below under “Impairment of Long-Lived Assets.” Our Hydro Flask and Osprey intangible assets are included within our Home & Outdoor segment. Our PUR intangible asset is included within our Beauty & Wellness segment.

The fair value of our OXO reporting unit, within our Home & Outdoor reportable segment, represented 104% of its carrying value as of February 28, 2026. We performed a sensitivity analysis on key assumptions used in the valuation. A hypothetical adverse change of 10% in the forecasted sales used to estimate the fair value of the OXO reporting unit would have resulted in an impairment charge of approximately $166.1 million, reducing its goodwill carrying value to zero.

The fair value of our Osprey reporting unit, within our Home & Outdoor reportable segment, represented 104% of its carrying value as of February 28, 2026. We performed a sensitivity analysis on key assumptions used in the valuation. A hypothetical adverse change of 10% in the forecasted sales used to estimate the fair value of the Osprey reporting unit would have resulted in an impairment charge of approximately $96.6 million reducing its goodwill carrying value to zero.

As of February 28, 2026, our remaining reporting unit, Olive & June had a fair value that exceeded its carrying value by at least 10%.

The fair value of our PUR indefinite-lived trade name, within our Beauty & Wellness reportable segment, represented 104% of its carrying value as of February 28, 2026. We performed a sensitivity analysis on key assumptions used in the valuation. A hypothetical adverse change of 10% in the forecasted sales used to estimate the fair value of the PUR trade name would have resulted in an impairment charge of approximately $3.0 million against its carrying value of $47.0 million as of February 28, 2026.

The fair value of our Osprey indefinite-lived trade name, within our Home & Outdoor reportable segment, represented 101% of its carrying value as of February 28, 2026. We performed a sensitivity analysis on key assumptions used in the valuation. A hypothetical adverse change of 10% in the forecasted sales used to estimate the fair value of the Osprey trade name would have resulted in an impairment charge of approximately $12.0 million against its carrying value of $135.0 million as of February 28, 2026.

As of February 28, 2026, all of our other indefinite-lived intangible assets had a fair value that exceeded their carrying value by at least 10%.

Refer to “Impairment of Long-Lived Assets” below for discussion of our definite-lived trademark license and trade name testing.

During the second and fourth quarters of fiscal 2025, we concluded a goodwill impairment triggering event had occurred due to a continued sustained decline in our stock price, resulting in our carrying value (excluding long-term debt) exceeding the Company’s total enterprise value (market capitalization plus long-term debt). Additional factors that contributed to this conclusion included downward revisions to our internal forecasts and strategic long-term plans. These factors were applicable to all of our reporting units and indefinite-lived trademark licenses and trade names. The quantitative assessments performed during the fourth quarter of fiscal 2025 resulted in an impairment charge of $38.7 million to reduce the goodwill of our Drybar reporting unit, which is included within our Beauty & Wellness segment. The quantitative assessments performed during the second quarter of fiscal 2025 did not result in impairment of our goodwill or indefinite-lived intangible assets.

We performed our annual impairment testing of our goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal 2024 and determined based on our qualitative assessment that it is not more likely than not that the fair value of each reporting unit and indefinite-lived intangible asset is lower than its carrying value. Therefore, quantitative impairment testing in fiscal 2024 was not required. Accordingly, no impairment changes were recorded during fiscal 2024.

Some of the inherent estimates and assumptions used in determining the fair value of our reporting units and indefinite-lived intangible assets are outside of the control of management, including interest rates, cost of capital, tax rates, tariff rates, strength of retail economies and industry growth. While we believe that the estimates and assumptions we use are reasonable at the time made, it is possible changes could occur. The recoverability of our goodwill and indefinite-lived intangible assets is dependent upon discretionary consumer demand and the execution of our strategic plan, which includes investing in our brands, growing internationally, new product introductions and expanded distribution to drive revenue growth and profitability and achieve our projections, and our tariff mitigation plans. The net sales revenue and profitability growth rates used in our projections are management’s estimate of the most likely results over time, given a wide range of potential outcomes. Actual results may differ from those assumed in forecasts; thereby, an inability to achieve expected revenue and profitability in line with our internal projections could result in further declines in the fair value, which could result in material impairment charges. We will continue to monitor our reporting units and indefinite-lived intangible assets for any triggering events or other signs of impairment including consideration of changes in tariff rates and the macroeconomic environment, significant declines in operating results, further significant sustained decline in market capitalization from current levels, and other factors, which could result in impairment charges in the future.

Impairment of Long-Lived Assets
We review intangible assets with definite lives and long-lived assets held and used for impairment whenever a triggering event occurs that indicates their carrying value may not be recoverable. If such circumstances or conditions exist, we assess recoverability based on estimated future pre-tax undiscounted cash flows. If the carrying value exceeds the estimated future pre-tax undiscounted cash flows, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair value. If our analysis indicates that an individual asset’s carrying value does exceed its fair market value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value. We evaluate any long-lived assets held for sale quarterly to determine if estimated fair value less cost to sell has changed during the reporting period.

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

As described above, during each quarter of fiscal 2026, we concluded that an impairment triggering event had occurred and concluded to perform quantitative impairment analyses on our definite-lived trademark licenses, trade names and certain other intangibles, which were determined to not be recoverable.

During the first quarter of fiscal 2026, in connection with our annual budgeting and forecasting process, management reduced its forecasts for net sales revenue, gross margin and earnings before interest and taxes to reflect the tariff policies in effect and the related macroeconomic environment at the end of our first quarter of fiscal 2026, including the corresponding impact on consumer spending and retailer orders, as applicable. The revised forecasts also resulted in management selecting lower residual growth rates, which were also reflective of revised long-term industry growth expectations, and royalty rates, as applicable. During the second, third and fourth quarters of fiscal 2026, management further reduced its forecasts for net sales revenue, gross margin and earnings before interest and taxes to reflect the tariff policies in effect, timing of corresponding price increases inclusive of the impact of stop shipment actions to support consistent adoption and the related macroeconomic environment at the end of each quarter of fiscal 2026, including the impact on consumer spending, retailer orders and China cross border ecommerce due to a shift to localized distribution, as applicable. Our forecasts for fiscal 2027 were also updated during the fourth quarter of fiscal 2026, in connection with our annual budgeting process, which primarily resulted in an increase in operating expense, shifts in sales forecasts between brands and a reduction in the residual growth rate assumption for one of our reporting units. An inability to achieve expected revenue and profitability in line with our internal projections could result in further declines in the fair value that may result in additional impairment charges to these intangible assets.

Our definite-lived trademark license and trade name testing resulted in total impairment charges of $49.6 million during fiscal 2026, which includes $23.5 million related to our Revlon trademark license, $15.4 million related to our Curlsmith trade name, $6.7 million related to our Drybar trade name and $3.9 million related to our Hydro Flask trade name. The Hydro Flask trade name impairment charges reflect charges recorded during the fourth quarter of fiscal 2026, as its remaining carrying value was reclassified to a definite-lived trade name as of November 30, 2025. Impairment charges recognized during fiscal 2026 on the Hydro Flask trade name prior to November 30, 2025 are discussed above under “Acquisitions, Goodwill and Indefinite-Lived Intangibles, and Related Impairment Testing.” The remaining carrying values of the Revlon trademark license and Curlsmith trade name as of February 28, 2026 were

$39.4 million and $1.9 million, respectively. The impairment charges recognized for the Drybar and Hydro Flask trade names reduced the carrying values of these assets to zero.

Our definite-lived customer relationships and lists assessment resulted in a total impairment charge of $29.2 million, during fiscal 2026, which includes $10.7 million, $9.7 million and $8.8 million related to our Drybar, Curlsmith and Hydro Flask customer relationships, respectively, which reduced the carrying values of these assets to zero.

Our other intangible assets assessment resulted in a total impairment charge of $3.6 million, during fiscal 2026, which includes $2.8 million and $0.8 million related to Drybar and Hydro Flask other intangibles, respectively, which reduced the carrying values of these assets to zero.

Our Hydro Flask intangible assets are included within our Home & Outdoor segment. Our Revlon, Curlsmith and Drybar intangible assets are included within our Beauty & Wellness segment.

As described above, during the second and fourth quarters of fiscal 2025, we concluded that an impairment triggering event had occurred and concluded to perform quantitative impairment analyses on our definite-lived trademark licenses and trade names and certain other intangible assets, as applicable. The quantitative assessments performed during the fourth quarter of fiscal 2025 resulted in an impairment charge of $12.8 million to reduce the carrying value of our Drybar definite-lived trade name to an estimated fair value of $7.0 million. The quantitative assessments performed during the second quarter of fiscal 2025 did not result in impairment of our definite-lived intangible assets.

During fiscal 2024 we determined no changes in circumstances or conditions or events occurred that would indicate the carrying value of our definite-lived intangible assets may not be recoverable.

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

Economic Useful Lives of Intangible Assets
We amortize intangible assets, such as trademark licenses, trade names, customer relationships and lists, patents and non-compete agreements over their economic useful lives, unless those assets’ economic useful lives are indefinite. If an intangible asset’s economic useful life is deemed indefinite, that asset is not amortized. The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty.  When we acquire an intangible asset, we consider factors such as our plans for the asset, the market for products associated with the asset, economic factors, any legal, regulatory or contractual provisions and industry trends. We consider these same factors when reviewing the economic useful lives of our previously acquired intangible assets as well. We review the economic useful lives of our intangible assets at least annually. We complete our analysis of the remaining useful economic lives of our intangible assets during the fourth quarter of each fiscal year or when a triggering event occurs.

In connection with the impairment testing described above, the remaining carrying value of the Hydro Flask trade name of $4.0 million was reclassified to a definite-lived trade name and assigned a useful life of 10 years as of November 30, 2025 and was subsequently fully impaired during the fourth quarter of fiscal 2026. The remaining useful life of the Revlon trademark license was revised from 35 years to 10 years as of November 30, 2025, which will increase annual amortization expense by approximately $2.9 million.

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

We grant PSAs and PSUs to certain officers and associates, which cliff vest after three years and are contingent upon meeting one or more defined operational performance metrics over the three year performance period (“Performance Condition Awards”). The quantity of shares ultimately awarded can range from 0% to 200% of “Target”, as defined in the award agreement as 100%, based on the level of achievement against the defined operational performance metrics. We recognize compensation expense for Performance Condition Awards over the requisite service period to the extent performance conditions are considered probable. Estimating the number of shares of Performance Condition Awards that are probable of vesting requires judgment, including assumptions about future operating performance. While the assumptions used to estimate the probability of achievement against the defined operational performance metrics are management’s best estimates, such estimates involve inherent uncertainties. The extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment to share-based compensation expense in the period estimates are revised.

The critical accounting estimates described above supplement the description of our accounting policies disclosed in Note 1 to the accompanying consolidated financial statements. Note 1 describes several other policies that are important to the preparation of our consolidated financial statements, but do not meet the SEC’s definition of critical accounting estimates.

Information Regarding Forward-Looking Statements

Certain written and oral statements in this Annual Report may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made in this Annual Report, in other filings with the SEC, in press releases, and in certain other oral and written presentations. Generally, the words “anticipates”, “assumes”, “believes”, “expects”, “plans”, “may”, “will”, “might”, “would”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “currently”, “continue”, “intends”, “outlook”, “forecasts”, “targets”, “reflects”, “could”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate may occur in the future, including statements related to sales, expenses, including cost reduction measures, EPS results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon our current expectations and various assumptions. We currently believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct. Forward-looking statements are only as of the date they are made and are subject to risks, many of which are beyond our control, that could cause them to differ materially from actual results. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We believe that these risks include but are not limited to the risks described in this Annual Report under Item 1A., “Risk Factors” and that are otherwise described from time to time in our SEC reports as filed. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Changes in currency exchange rates and interest rates are our primary financial market risks.

Foreign Currency Risk
The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales and operating expenses. As a result of such transactions, portions of our cash, accounts receivable and accounts payable are denominated in foreign currencies. Approximately 15% of our net sales revenue was denominated in foreign currencies during fiscal 2026 and approximately 14% during both fiscal 2025 and 2024. These sales were primarily denominated in Euros, British Pounds and Canadian Dollars. We make most of our inventory purchases from manufacturers in Asia and primarily use the U.S. Dollar for such purchases.

In our consolidated statements of (loss) income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign income tax receivables and payables, and deferred income tax assets and liabilities are recognized in income tax expense (benefit), and all other foreign currency exchange rate gains and losses are recognized in SG&A. We recorded in income tax expense (benefit) a foreign currency exchange rate net gain of $0.4 million during fiscal 2026, a net loss of $0.7 million during fiscal 2025 and a net gain of $0.3 million during fiscal 2024. We recorded in SG&A a foreign currency exchange rate net gain of $3.2 million during fiscal 2026 and net losses of $1.5 million and $0.5 million during fiscal 2025 and 2024, respectively.

We identify foreign currency risk by regularly monitoring our foreign currency denominated transactions and balances. Where operating conditions permit, we reduce our foreign currency risk by purchasing most of our inventory with U.S. Dollars and by converting cash balances denominated in foreign currencies to U.S. Dollars.

We mitigate certain foreign currency exchange rate risk by using a series of forward contracts to protect against the foreign currency exchange rate risk inherent in our transactions denominated in foreign currencies. Our primary objective in holding derivatives is to reduce the volatility of net earnings, cash flows and the net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which have terms of generally 12 to 24 months. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. We expect that as currency market conditions warrant, and our foreign currency denominated transaction exposure grows, we will continue to execute additional contracts in order to hedge against certain potential foreign currency exchange rate losses.

As of February 28, 2026 and February 28, 2025, a hypothetical adverse 10% change in foreign currency exchange rates would reduce the carrying and fair values of our derivatives by $16.0 million and $7.9 million on a pre-tax basis, respectively. This calculation is for risk analysis purposes and does not purport to represent actual losses or gains in fair value that we could incur. It is important to note that the change in value represents the estimated change in fair value of the contracts. Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets. Because the contracts hedge an underlying exposure, we would expect a similar and opposite change in foreign currency exchange rate gains or losses over the same periods as the contracts. Refer to Note 15 to the accompanying consolidated financial statements for further information regarding these instruments.

A significant portion of the products we sell are purchased from third-party manufacturers in China, who source a significant portion of their labor and raw materials in Chinese Renminbi. The Chinese Renminbi has fluctuated against the U.S. Dollar in recent years and in fiscal 2026 the average exchange rate of the

Chinese Renminbi strengthened against the U.S. Dollar by approximately 1.0%, compared to the average rate during fiscal 2025. If China’s currency continues to fluctuate against the U.S. Dollar in the short-to-intermediate term, we cannot accurately predict the impact of those fluctuations on our results of operations. Accordingly, there can be no assurance that foreign exchange rates will be stable in the future or that fluctuations in Chinese foreign currency markets will not have a material adverse effect on our business, results of operations and financial condition.

Interest Rate Risk
Interest on our outstanding debt as of February 28, 2026 and February 28, 2025 is based on variable floating interest rates. As such, we are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. We hedge against interest rate volatility by using interest rate swaps to hedge a portion of our outstanding floating rate debt. Additionally, our cash and short-term investments generate interest income that will vary based on changes in short-term interest.

As of February 28, 2026 and February 28, 2025, a hypothetical adverse 10% change in interest rates would reduce the carrying and fair values of the interest rate swaps by $1.5 million and $2.2 million on a pre-tax basis, respectively. This calculation is for risk analysis purposes and does not purport to represent actual losses or gains in fair value that we could incur. It is important to note that the change in value represents the estimated change in the fair value of the swaps. Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets. Because the swaps hedge an underlying exposure, we would expect a similar and opposite change in floating interest rates over the same periods as the swaps. Refer to Notes 13 and 15 to the accompanying consolidated financial statements for further information regarding our interest rate sensitive assets and liabilities.

As of February 28, 2026 and February 28, 2025, a hypothetical 1% increase in interest rates would increase our annual interest expense, net of the effect of our interest rate swaps, by approximately $4.6 million and $3.7 million, respectively. This calculation is for risk analysis purposes and does not purport to represent actual increases or decreases in interest expense that we could incur. Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets. Refer to Item 1A., “Risk Factors” and Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report for further information regarding our interest rate risks.

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

Our management assesses the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of February 28, 2026.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Helen of Troy Limited
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Helen of Troy Limited and subsidiaries (the “Company”) as of February 28, 2026, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2026, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 28, 2026, and our report dated April 23, 2026 expressed an unqualified opinion on those financial statements.
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
April 23, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Helen of Troy Limited
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Helen of Troy Limited and subsidiaries (the “Company”) as of February 28, 2026 and 2025, the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2026, and the related notes and financial statement schedule included under Schedule II – Valuation and Qualifying Accounts (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2026, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 28, 2026, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 23, 2026 expressed an unqualified opinion.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impairment of indefinite-lived intangible assets and goodwill
As described further in Note 7 to the consolidated financial statements, management evaluates goodwill for impairment, at the reporting unit level, annually or more frequently if events or circumstances indicate the carrying value of a reporting unit that includes goodwill might exceed the fair value of that reporting unit. Due to the Company’s sustained decline in stock price each quarter, interim triggering events were identified. Further sustained declines and a revision of the Company’s forecasted financial performance at year-end indicated additional quantitative testing was required as of year-end. As a result of the quantitative testing performed during fiscal year 2026, management recognized goodwill impairment charges totaling $706.5 million and impairment expense related to indefinite-lived intangible assets totaling $97.0 million. We identified the estimation of fair value related to each of the Company’s reporting units other than Olive & June (which included goodwill of $150.7 million as of February 28, 2026) and the estimation of fair value of all indefinite-lived intangible assets excluding $7.4 million of trademark licenses as a critical audit matter.
The principal considerations for our determination that the estimation of fair values of the indefinite-lived intangible assets and reporting units is a critical audit matter are that there is high estimation uncertainty related to significant judgements and assumptions used to project the future cash flows, including revenue growth rates, royalty rates (as applicable to indefinite-lived intangible assets), operating expenses, and discount rates. Changes in these assumptions could materially affect the estimated fair values. This in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence related to the aforementioned significant inputs and assumptions.
Our audit procedures related to the estimation of the fair values of the indefinite-lived intangible assets and reporting units included the following, among others.
•We tested the design and operating effectiveness of controls related to the quantitative impairment assessments, including controls over the models and assumptions used in determining the fair values of the indefinite-lived intangible assets and reporting units.
•We evaluated the qualifications and competence of the valuation specialist in developing the estimated fair value of each indefinite-lived intangible asset and reporting unit.
•We tested the mathematical accuracy of the fair value models utilized by the valuation specialist.
•We identified significant inputs and assumptions applied in the estimation of the fair value of each reporting unit and evaluated whether the inputs and assumptions were complete and relevant in the circumstances and applied appropriately in the development of the fair value estimates.
•We evaluated the forecasted financial performance used as a basis for determining the fair value of each of the indefinite-lived intangible assets and reporting units by comparing the projected amounts of revenue, operating expense and cash flows to actual historical performance or relevant industry data and reconciling significant differences.
•We reconciled the aggregate fair value of all of the Company’s reporting units to the total enterprise value (market capitalization plus long-term debt) of the Company as of each testing date and reconciled any difference in value by comparing to representative control premiums.
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
Dallas, Texas
April 23, 2026

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except shares and par value)	February 28, 2026	February 28, 2025
Assets
Assets, current:
Cash and cash equivalents	$18,886	$18,867
Receivables, less allowances of $4,923 and $4,294	361,300	428,330
Inventory	455,812	452,615
Prepaid expenses and other current assets	24,146	26,102
Income taxes receivable	5,375	5,798
Total assets, current	865,519	931,712

Property and equipment, net of accumulated depreciation of $193,622 and $200,176	308,021	330,029
Goodwill	472,281	1,182,899
Other intangible assets, net of accumulated amortization of $173,495 and $205,757	372,850	566,756
Operating lease assets	49,371	35,063
Deferred tax assets, net	4,224	67,660
Assets held for sale	23,104	—
Other assets	20,178	17,964
Total assets	$2,115,548	$3,132,083

Liabilities and Stockholders’ Equity
Liabilities, current:
Accounts payable	$256,414	$269,405
Accrued expenses and other current liabilities	199,606	160,740
Income taxes payable	23,945	26,739
Long-term debt, current maturities	25,000	9,375
Total liabilities, current	504,965	466,259

Long-term debt, excluding current maturities	755,811	907,519
Lease liabilities, non-current	52,884	39,949
Deferred tax liabilities, net	2,699	29,283
Other liabilities, non-current	992	5,634
Total liabilities	1,317,351	1,448,644

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 23,077,230 and 22,856,066 shares issued and outstanding	2,308	2,286
Additional paid in capital	384,979	367,106
Accumulated other comprehensive (loss) income	(1,877)	2,278
Retained earnings	412,787	1,311,769
Total stockholders’ equity	798,197	1,683,439
Total liabilities and stockholders’ equity	$2,115,548	$3,132,083

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of (Loss) Income

	Fiscal Years Ended Last Day of February,
(in thousands, except per share data)	2026	2025	2024
Sales revenue, net	$1,786,290	$1,907,665	$2,005,050
Cost of goods sold	970,596	993,259	1,056,390
Gross profit	815,694	914,406	948,660

Selling, general and administrative expense (“SG&A”)	708,909	705,381	669,359
Asset impairment charges	885,861	51,455	—
Restructuring charges	3,005	14,822	18,712
Operating (loss) income	(782,081)	142,748	260,589

Non-operating income, net	982	838	1,518
Interest expense	57,739	51,922	53,065
(Loss) income before income tax	(838,838)	91,664	209,042

Income tax expense (benefit)	60,144	(32,087)	40,448
Net (loss) income	$(898,982)	$123,751	$168,594

(Loss) earnings per share:
Basic	$(39.08)	$5.38	$7.06
Diluted	(39.08)	5.37	7.03

Weighted average shares used in computing (loss) earnings per share:
Basic	23,002	23,012	23,865
Diluted	23,002	23,065	23,970

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income

	Fiscal Years Ended Last Day of February,
(in thousands)	2026	2025	2024
Net (loss) income	$(898,982)	$123,751	$168,594
Other comprehensive (loss) income, net of tax:
Cash flow hedge activity - interest rate swaps	(505)	(1,271)	(2,477)
Cash flow hedge activity - foreign currency contracts	(3,650)	1,450	(371)
Total other comprehensive (loss) income, net of tax	(4,155)	179	(2,848)
Comprehensive (loss) income	$(903,137)	$123,930	$165,746

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 28, 2023	23,994	$2,399	$317,277	$4,947	$1,164,188	$1,488,811
Net income	—	—	—	—	168,594	168,594
Other comprehensive loss, net of tax	—	—	—	(2,848)	—	(2,848)
Exercise of stock options	6	1	264	—	—	265
Issuance and settlement of restricted stock	142	14	(14)	—	—	—
Issuance of common stock related to stock purchase plan	42	4	3,966	—	—	3,970
Common stock repurchased and retired	(433)	(43)	(6,626)	—	(48,553)	(55,222)
Share-based compensation	—	—	33,872	—	—	33,872
Balances at February 29, 2024	23,751	$2,375	$348,739	$2,099	$1,284,229	$1,637,442
Net income	—	—	—	—	123,751	123,751
Other comprehensive income, net of tax	—	—	—	179	—	179
Exercise of stock options	6	1	351	—	—	352
Issuance and settlement of restricted stock	85	9	(9)	—	—	—
Issuance of common stock related to stock purchase plan	53	5	3,522	—	—	3,527
Common stock repurchased and retired	(1,039)	(104)	(6,873)	—	(96,211)	(103,188)
Share-based compensation	—	—	21,376	—	—	21,376
Balances at February 28, 2025	22,856	$2,286	$367,106	$2,278	$1,311,769	$1,683,439
Net loss	—	—	—	—	(898,982)	(898,982)
Other comprehensive loss, net of tax	—	—	—	(4,155)	—	(4,155)
Issuance and settlement of restricted stock	177	18	(18)	—	—	—
Issuance of common stock related to stock purchase plan	95	9	2,916	—	—	2,925
Common stock repurchased and retired	(51)	(5)	(1,910)	—	—	(1,915)
Share-based compensation	—	—	16,885	—	—	16,885
Balances at February 28, 2026	23,077	$2,308	$384,979	$(1,877)	$412,787	$798,197

See accompanying notes to consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Years Ended Last Day of February,
(in thousands)	2026	2025	2024
Cash provided by operating activities:
Net (loss) income	$(898,982)	$123,751	$168,594
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	53,295	55,048	51,499
Amortization of financing costs	1,564	1,265	1,235
Non-cash operating lease expense	9,200	11,100	10,191
Provision for credit losses	634	(143)	6,103
Non-cash share-based compensation	16,885	21,376	33,872
Non-cash restructuring charges	—	—	1,772
Asset impairment charges	885,861	51,455	—
Loss on extinguishment of debt	855	—	489
Gain on sale of distribution and office facilities	—	—	(34,190)
Gain on the sale or disposal of property and equipment	(286)	(32)	(233)
Deferred income taxes and tax credits	38,009	(75,982)	13,210
Changes in operating capital, net of effects of acquisition of businesses:
Receivables	67,949	(23,080)	(18,668)
Inventory	(3,197)	(40,599)	58,192
Prepaid expenses and other current assets	(3,968)	4,351	(2,405)
Other assets and liabilities, net	(345)	546	(2,830)
Accounts payable	(16,454)	20,459	54,403
Accrued expenses and other current liabilities	25,016	(40,227)	(36,287)
Accrued income taxes	(4,900)	3,925	1,120
Net cash provided by operating activities	171,136	113,213	306,067

Cash (used) provided by investing activities:
Capital and intangible asset expenditures	(39,226)	(30,072)	(36,644)
Net proceeds (payments) from business acquired	3,880	(229,428)	—
Payments for purchases of U.S. Treasury Bills	(2,156)	(4,531)	(9,605)
Proceeds from maturities of U.S. Treasury Bills	2,560	2,508	622
Proceeds from sale of distribution and office facilities	—	—	49,456
Proceeds from the sale of property and equipment	349	180	1,620
Proceeds (payments) from promissory note	164	(1,750)	—
Net cash (used) provided by investing activities	(34,429)	(263,093)	5,449

Cash (used) provided by financing activities:
Proceeds from revolving loans	566,350	1,096,610	1,415,511
Repayment of revolving loans	(936,250)	(840,460)	(1,686,580)
Proceeds from term loans	250,000	—	248,868
Repayment of long-term debt	(16,406)	(6,250)	(246,875)
Payment of financing costs	(1,392)	(345)	(2,025)
Proceeds from share issuances under share-based compensation plans	2,925	3,879	4,235
Payments for repurchases of common stock	(1,915)	(103,188)	(55,222)
Net cash (used) provided by financing activities	(136,688)	150,246	(322,088)

Net increase (decrease) in cash and cash equivalents	19	366	(10,572)
Cash and cash equivalents, beginning balance	18,867	18,501	29,073
Cash and cash equivalents, ending balance	$18,886	$18,867	$18,501

Supplemental cash flow information:
Interest paid	$55,614	$50,154	$52,537
Income taxes paid, net of refunds	26,525	40,843	28,855

Supplemental non-cash investing activity:
Capital expenditures included in accounts payable and accrued expenses	7,433	6,755	7,491

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

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. Our portfolio of brands includes OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools, Drybar, Curlsmith, Revlon and Olive & June, among others. As of February 28, 2026, we operated two reportable segments: Home & Outdoor and Beauty & Wellness.

Our Home & Outdoor segment offers a broad range of outstanding world-class brands that help consumers enjoy everyday living inside their homes and outdoors. Our innovative products for home activities include food preparation and storage, cooking, cleaning, organization and beverage service. Our outdoor performance range, on-the-go food storage and beverageware includes lifestyle hydration products, coolers and food storage solutions, backpacks and travel gear. The Beauty & Wellness segment provides consumers with a broad range of outstanding world-class brands for beauty and wellness. In Beauty, we deliver innovation through products such as hair styling appliances, grooming tools, liquid and aerosol personal care products and nail care solutions that help consumers look and feel more beautiful. In Wellness, we are there when you need us most with highly regarded humidifiers, thermometers, water and air purifiers, heaters and fans.

Our business is seasonal due to different calendar events, holidays and seasonal weather and illness patterns. Our fiscal reporting period ends on the last day in February. Historically, our highest sales volume and operating income occur in our third fiscal quarter ending November 30th. We purchase our products from unaffiliated manufacturers, most of which are located in China, Vietnam, Mexico, and the U.S.

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

Receivables

Our receivables are comprised of trade receivables from customers, primarily in the retail industry, offset by an allowance for credit losses. Our allowance for credit losses reflects our best estimate of expected credit losses over the receivables’ term, determined principally based on historical experience, specific allowances for known at-risk accounts and consideration of current economic conditions. Our policy is to write off receivables when we have determined they will no longer be collectible. Write-offs are applied as a reduction to the allowance for credit losses and any recoveries of previous write-offs are netted against bad debt expense in the period recovered.

We have a significant concentration of credit risk with three major customers at February 28, 2026, representing approximately 20%, 15%, and 13% of our gross trade receivables, respectively. As of February 28, 2025, our significant concentration of credit risk with three major customers represented approximately 21%, 17%, and 17% of our gross trade receivables, respectively. In addition, as of February 28, 2026 and February 28, 2025, approximately 55% and 62% of our gross trade receivables were due from our five top customers, respectively.

Foreign Currency Transactions

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company; therefore, we do not have a translation adjustment recorded through accumulated other comprehensive (loss) income. All our non-U.S. subsidiaries’ transactions denominated in other currencies have been remeasured into U.S. Dollars using exchange rates in effect on the date each transaction occurred. In our consolidated statements of (loss) income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign income taxes receivables and payables and deferred income tax assets and liabilities are recognized in income tax expense (benefit), and all other foreign currency exchange rate gains and losses are recognized in SG&A.

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

General and administrative expenses directly attributable to acquiring inventory include all the expenses of operating our sourcing activities and expenses incurred for packaging. We capitalized $28.6 million, $23.6 million, and $23.4 million of such general and administrative expenses into inventory during fiscal 2026, 2025 and 2024, respectively. We estimate that $10.6 million and $9.7 million of general and administrative expenses directly attributable to the procurement of inventory were included in our inventory balances on hand at February 28, 2026 and February 28, 2025, respectively.

The “Cost of goods sold” line item in the consolidated statements of (loss) income is comprised of the book value of inventory sold to customers during the reporting period and depreciation expense of tooling, molds and other production equipment. When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices less expected disposal costs.

For fiscal 2026, finished goods purchased from vendors in Asia comprised approximately 83% of total finished goods purchased, compared to 79% for both fiscal 2025 and 2024. For fiscal 2026, 2025 and 2024, finished goods purchased from vendors in China comprised approximately 57%, 63% and 62%, respectively, of total finished goods purchased. None of our vendors supplied more than 10% of our product requirements during fiscal 2026, compared to one vendor (located in Mexico) who fulfilled approximately 14% and 12% of our product requirements for fiscal 2025 and 2024, respectively. For fiscal 2026, 2025 and 2024, our top two vendors combined, one of which was located in China and the other in Mexico, fulfilled approximately 15%, 21% and 19% of our product requirements, respectively. For fiscal 2026, 2025 and 2024, our top five vendors fulfilled approximately 27%, 36% and 33% of our product requirements, respectively.

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

Trademark License Agreements, Trade Names, Patents, and Other Intangible Assets

A significant portion of our sales are made subject to trademark license agreements with various licensors. Our license agreements are reported on our consolidated balance sheets at cost, less accumulated amortization. The cost of our license agreements represent amounts paid to licensors to acquire the license or to alter the terms of the license in a manner that we believe to be in our best interest. Certain licenses have extension terms that may require additional payments to the licensor as part of the terms of renewal. We capitalize costs incurred to renew or extend the term of a license agreement and amortize such costs on a straight-line basis over the remaining term or economic life of the agreement, whichever is shorter. Royalty payments are not included in the cost of license agreements. Royalty expense under our license agreements is recognized as incurred and is included in our consolidated statements of (loss) income in SG&A. Net sales revenue subject to trademark license agreements, the majority of which require royalty payments, comprised approximately 32%, 36% and

37% of consolidated net sales revenue for fiscal 2026, 2025 and 2024, respectively. During fiscal 2026, one license agreement accounted for net sales revenue of approximately 10% of consolidated net sales revenue. No other trademark license agreements had associated net sales revenue that accounted for 10% or more of consolidated net sales revenue.

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

We review goodwill and indefinite-lived intangible assets for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We consider whether circumstances or conditions exist which suggest that the carrying value of our goodwill and indefinite-lived intangible assets might be impaired. If such circumstances or conditions exist, we perform a qualitative assessment to determine whether it is more likely than not that the assets are impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). We operate two reportable segments, Home & Outdoor and Beauty & Wellness, which are comprised of eight reporting units, one of which did not have any goodwill recorded as of the beginning of fiscal 2026 and two of which were fully impaired during fiscal 2026. If the results of the qualitative assessment indicate that it is more likely than not that the assets are impaired, further steps are required in order to determine whether the carrying value of each reporting unit and indefinite-lived intangible assets exceeds its fair market value. An impairment charge is recognized to the extent the goodwill or indefinite-lived intangible asset recorded exceeds the reporting unit’s or asset’s fair value. We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of the beginning of the fourth quarter of our fiscal year (see Note 7).

We review intangible assets with definite lives and long-lived assets held and used for impairment whenever a triggering event occurs that indicates their carrying value may not be recoverable. If such circumstances or conditions exist, we assess recoverability based on estimated future pre-tax undiscounted cash flows. If the carrying value exceeds the estimated future pre-tax undiscounted cash flows, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair market value. If our analysis indicates that an individual asset’s carrying value does exceed its fair value, an impairment charge is recognized equal to the excess of the carrying value over the fair value. We evaluate any long-lived assets held for sale quarterly to determine if estimated fair value less cost to sell has changed during the reporting period.

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

Economic Useful Lives and Amortization of Intangible Assets

Intangible assets consist primarily of trademark license agreements, trade names, customer relationships and lists, patents, and non-compete agreements. We amortize intangible assets over their economic useful lives, unless those assets’ economic useful lives are indefinite. If an intangible asset’s economic useful life is deemed indefinite, that asset is not amortized. The determination of the economic useful life of an intangible asset requires a significant amount of judgment and entails significant subjectivity and uncertainty.  When we acquire an intangible asset, we consider factors such as our plans for the asset, the market for products associated with the asset, economic factors, any legal, regulatory or contractual provisions and industry trends. We consider these same factors when reviewing the economic useful lives of our previously acquired intangible assets as well. We review the economic useful lives of our intangible assets at least annually, typically during the fourth quarter of each fiscal year, or when a triggering event occurs. For certain intangible assets subject to amortization, we use the straight-line method over appropriate periods ranging from 6 to 15 years for trademark licenses, 15 to 30 years for trade names, 4.5 to 19.5 years for customer relationships and lists, and 5 to 20 years for other definite-lived intangible assets (see Note 7).

Financial Instruments

We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates. In addition, we use interest rate swaps to manage our exposure to changes in interest rates. All of our derivative assets and liabilities are recorded at fair value. Derivatives for which we have elected and qualify for hedge accounting include certain of our forward contracts (“foreign currency contracts”) and interest rate swaps. Our foreign currency contracts and interest rate swaps are designated as cash flow hedges and changes in fair value are recorded in Other Comprehensive (Loss) Income (“OCI”) until the hedge transaction is settled, at which point amounts are reclassified from Accumulated Other Comprehensive (Loss) Income (“AOCI”) to our consolidated statements of (loss) income. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness. Foreign currency derivatives for which we have not elected hedge accounting consist of certain forward contracts, and any changes in the fair value of these derivatives are recorded in our consolidated statements of (loss) income. These undesignated derivatives are used to hedge monetary net asset and liability positions. Cash flows from our foreign currency derivatives and interest rate swaps are classified as cash flows from operating activities in our consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. Accordingly, we present interest paid net of cash flows from our interest rate swaps as supplemental information to our consolidated statements of cash flows. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. We also invest in U.S. Treasury Bills as a component of our capital management strategy, which are recorded at amortized cost. Our investments in U.S. Treasury Bills are classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. We invest in U.S. Treasury Bills with maturities ranging from two to five years. See Notes 14, 15 and 16 for more information on our fair value measurements, investments and derivatives.

Income Taxes and Uncertain Tax Positions

The provision for income tax expense is calculated on reported (loss) income before income taxes based on current tax law and includes, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Tax laws may require items to be included in the determination of taxable income at different times from when the items are reflected in the financial statements. Deferred tax balances reflect the effects of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax bases, as well as from net operating losses and tax credit carryforwards, and are stated at enacted tax rates in effect for the year taxes are expected to be paid or recovered.

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

We measure revenue as the amount of consideration for which we expect to be entitled in exchange for transferring goods. We allow for sales returns for specified periods of time, which are accounted for as variable consideration. We recognize an accrual for sales returns to reduce sales to reflect our best estimate of future customer returns, determined principally based on historical experience and specific allowances for known pending returns.

Certain customers may receive cash incentives such as customer, trade, and advertising discounts, as well as other customer-related programs, which are also accounted for as variable consideration. In some cases, we apply judgment, such as contractual rates and historical payment trends, when estimating variable consideration. Most of our variable consideration is classified as a reduction to net sales. In instances when we purchase a distinct good or service from our customer and fair value can be reasonably estimated, these amounts are expensed in our consolidated statements of (loss) income in SG&A. The amount of consideration granted to customers recorded in SG&A was $30.6 million, $54.1 million, and $44.7 million for fiscal 2026, 2025 and 2024, respectively.

Sales taxes and other similar taxes are excluded from revenue. We have elected to account for shipping and handling activities as a fulfillment cost as permitted by the guidance. We generally do not have unsatisfied performance obligations since our performance obligations are satisfied at a single point in time.

Advertising

Advertising costs include cooperative retail advertising with our customers, traditional and digital media advertising and production expenses, and expenses associated with other promotional product messaging and consumer awareness programs. Advertising costs are expensed in the period in which they are incurred and included in our consolidated statements of (loss) income in SG&A. We incurred total advertising costs of $132.5 million, $134.8 million, and $106.8 million during fiscal 2026, 2025 and 2024, respectively, which is inclusive of the amounts described above for consideration granted to customers.

Research and Development Expense

Research and development expenses consist primarily of internal salary and employee benefit expenses and external contracted development efforts and expenses associated with development of products. Expenditures for research activities relating to product design, engineering, development and improvement are generally charged to expense as incurred and are included in our consolidated statements of (loss) income in SG&A. We incurred total research and development expenses of $54.0 million, $53.9 million, and $56.5 million during fiscal 2026, 2025 and 2024, respectively.

Shipping and Handling Revenue and Expense

Shipping and handling revenue and expense are included in our consolidated statements of (loss) income in SG&A. This includes distribution facility costs, third-party logistics costs and outbound transportation costs we incur. Our net expense for shipping and handling was $148.5 million, $156.6 million, and $156.7 million during fiscal 2026, 2025 and 2024, respectively.

Share-Based Compensation Plans

We grant share-based compensation awards to non-employee directors and certain associates under our equity plans. We measure the cost of services received in exchange for equity awards, which include grants of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock awards (“PSAs”), and performance stock units (“PSUs”), based on the fair value of the awards on the grant date. These awards may be subject to attainment of certain service conditions, performance conditions and/or market conditions. Share-based compensation expense is recognized using an accelerated attribution method for awards subject to graded vesting, over the requisite service period during which the employee is required to provide service in exchange for the award. For awards subject to performance conditions (“Performance Condition Awards”), compensation expense is recognized ratably over the cliff vesting requisite service period to the extent the performance conditions are considered probable. Estimating the number of shares of Performance Condition Awards that are probable of vesting requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment to share-based compensation expense in the period estimates are revised. Share-based compensation expense is recorded ratably for PSAs and PSUs subject to attainment of market conditions (“Market Condition Awards”) during the cliff vesting requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met. We recognize forfeitures as they occur. All share-based compensation expense is recorded net of forfeitures in our consolidated statements of (loss) income.

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

Note 2 - New Accounting Pronouncements

Adopted

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which permits entities to elect a practical expedient to assume current conditions as of the balance sheet date will not change for the remaining life of accounts receivable and contract assets when developing forecasts as part of estimating expected credit losses. The amendments in ASU 2025-05 are effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively. We adopted this ASU during the fourth quarter of fiscal 2026, and the adoption did not have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. This ASU was effective for our Form 10-K for fiscal 2026. We adopted this ASU prospectively to the current annual period, and the adoption did not have a material impact on our consolidated financial statement disclosures. See Note 18 for further details.

Not Yet Adopted

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

We include options to extend or terminate the lease in the lease term for accounting considerations when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of less than 1 year to 20 years. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term. We do not recognize leases with an initial term of twelve months or less on the balance sheet and instead recognize the related lease payments as expense in the consolidated statements of (loss) income on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component for all asset classes. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease expense recognized within SG&A in the consolidated statements of (loss) income was $12.8 million, $15.8 million and $14.8 million for fiscal 2026, 2025 and 2024, respectively, and includes short-term lease expense of $3.5 million, $4.7 million and $4.6 million for fiscal 2026, 2025 and 2024, respectively. The non-cash component of lease expense is included as an adjustment to reconcile net income to net cash provided by operating activities in the consolidated statements of cash flows.

A summary of supplemental lease information was as follows:

(in thousands, except lease term and discount rate)	February 28, 2026	February 28, 2025
Weighted average remaining lease term (years)	10.2	7.1
Weighted average discount rate	6.01%	5.80%
Cash paid for amounts included in the measurement of lease liabilities	$8,569	$10,522
Operating lease assets obtained in exchange for operating lease liabilities	$19,740	$8,963

A summary of our estimated lease payments, imputed interest and liabilities was as follows:

(in thousands)	February 28, 2026
Fiscal 2027	$10,309
Fiscal 2028	9,337
Fiscal 2029	8,730
Fiscal 2030	8,768
Fiscal 2031	8,347
Thereafter	36,494
Total future lease payments	81,985
Less: imputed interest	(22,062)
Present value of lease liability	$59,923

(in thousands)	February 28, 2026	February 28, 2025
Lease liabilities, current (1)	$7,039	$6,111
Lease liabilities, non-current	52,884	39,949
Total lease liability	$59,923	$46,060
(1)Included as part of accrued expenses and other current liabilities on the consolidated balance sheets.

Note 4 - Property and Equipment and Assets Held for Sale

Property and Equipment

A summary of property and equipment was as follows:

(in thousands)	Estimated Useful Lives (Years)			February 28, 2026	February 28, 2025
Land		—		$13,716	$16,689
Building and leasehold improvements	3	—	40	211,781	240,578
Software, computer, furniture and other equipment	3	—	20	171,852	179,116
Tooling, molds and other production equipment	3	—	7	88,053	87,437
Construction in progress		—		16,241	6,385
Property and equipment, gross				501,643	530,205
Less: accumulated depreciation				(193,622)	(200,176)
Property and equipment, net				$308,021	$330,029

We recorded $36.2 million, $36.2 million and $33.2 million of depreciation expense including $10.2 million, $11.9 million and $12.6 million in cost of goods sold and $26.0 million, $24.3 million and $20.6 million in SG&A in the consolidated statements of (loss) income for fiscal 2026, 2025 and 2024, respectively.

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

On February 27, 2026, we entered into an agreement to sell our distribution facility in Southaven, Mississippi, which provides for closing subsequent to a due diligence period. Accordingly, we classified the associated property and equipment totaling $23.1 million, net of accumulated depreciation of $29.9 million, as held for sale as of February 28, 2026.

Subsequent to fiscal 2026, on April 14, 2026, we completed the sale of our distribution facility in Southaven, Mississippi for a total sales price of $82.0 million, less costs to sell of $3.8 million. Accordingly, we recognized a gain on the sale of $54.9 million within SG&A during the first quarter of fiscal 2027, which was recognized by our Beauty & Wellness segment. The final related property and equipment totaling $23.3 million, net of accumulated depreciation of $29.4 million, was derecognized from the consolidated balance sheet. We used the proceeds from the sale to repay amounts outstanding under our credit facility.

Note 5 - Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities was as follows:

(in thousands)	February 28, 2026	February 28, 2025
Accrued compensation, benefits and payroll taxes	$33,838	$16,096
Accrued sales discounts and allowances	44,209	36,600
Accrued sales returns	23,234	20,190
Accrued advertising	25,961	25,716
Other	72,364	62,138
Total accrued expenses and other current liabilities	$199,606	$160,740

Note 6 - Acquisition of Olive & June

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

The contingent cash consideration of up to $15.0 million is payable annually in three equal installments subject to Olive & June achieving certain annual adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets during calendar years 2025, 2026 and 2027. If the annual adjusted

EBITDA target is not met, no payment is required. As of the acquisition date, we recorded a liability for the estimated fair value of the contingent consideration of $4.1 million, of which $1.8 million and $2.3 million was included within accrued expenses and other current liabilities and other liabilities, non-current, respectively, in our consolidated balance sheet. This contingent consideration liability is remeasured at fair value each reporting period until the contingency is resolved, with changes in fair value recognized in SG&A. We made a contingent consideration payment of $5.0 million in April 2026 based upon Olive & June’s achievement of the adjusted EBITDA target for calendar year 2025. See Note 14 for additional information regarding the estimated fair value of our contingent consideration liability.

We accounted for the acquisition as a purchase of a business and recorded the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed as goodwill. The goodwill recognized is attributable primarily to expected synergies including leveraging our operational scale, existing customer relationships and distribution capabilities. The goodwill is deductible for income tax purposes and subject to valuation allowance analysis. We have determined the appropriate fair values of the acquired intangible assets and completed our analysis of the economic lives of the assets acquired. We assigned $51.0 million to trade names and are amortizing over a 15 year expected life. We assigned $8.0 million to customer relationships and are amortizing over a 8.5 year expected life, based on historical attrition rates. We assigned $1.6 million to non-compete agreements and are amortizing over a 5 year expected life.

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

The following table presents the estimated fair values of assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Assets:
Receivables	$13,182
Inventory	15,121
Prepaid expenses and other current assets	3,920
Property and equipment	1,490
Goodwill	150,726
Trade names - definite	51,000
Customer relationships - definite	8,000
Other intangible assets - definite	1,600
Other assets	275
Total assets	245,314
Liabilities:
Accounts payable	5,614
Accrued expenses and other current liabilities	12,731
Other liabilities, non-current	2,300
Total liabilities	20,645
Net assets recorded	$224,669

The impact of the acquisition of Olive & June on our consolidated statement of income for fiscal 2025 was as follows:

December 16, 2024 (acquisition date) through February 28, 2025 (in thousands, except loss per share data)	Fiscal Year Ended February 28, 2025 (1)
Sales revenue, net	$23,010
Net loss	(1,755)

Loss per share:
Basic	$(0.08)
Diluted	(0.08)
(1)Represents approximately eleven weeks of operating results from Olive & June, acquired December 16, 2024. Net loss and loss per share amounts include acquisition-related expenses, share-based compensation expense, amortization expense, interest expense and income tax expense.

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

	Fiscal Years Ended the Last Day of February,
(in thousands, except earnings per share data)	2025 (1)	2024
Sales revenue, net	$1,980,423	$2,080,566
Net income	123,883	176,893

Earnings per share:
Basic	$5.38	$7.41
Diluted	5.37	7.38
(1)Pro forma net income and earnings per share amounts for fiscal 2025 include acquisition-related expenses incurred by Olive & June and the Company of $8.9 million and $3.0 million, respectively, amortization expense of $4.7 million, and interest expense of $2.4 million.

These amounts have been calculated after adjusting the results of Olive & June to reflect the effect of income taxes and amortization expense for definite-lived intangible assets recognized as part of the business combination as if the acquisition had occurred on March 1, 2023.

Note 7 - Goodwill and Intangibles

Amortization expense is recorded for intangible assets with definite useful lives and is reported within SG&A in our consolidated statements of (loss) income. Some of our goodwill is held in jurisdictions that allow deductions for tax purposes; however, in some of those jurisdictions we have no tax basis for the associated goodwill recorded. Accordingly, some of our goodwill is not deductible for tax purposes. We perform annual impairment testing each fiscal year and interim impairment testing, if necessary, as described in Note 1. We write down any asset deemed to be impaired to its fair value.

During each quarter of fiscal 2026, we concluded that a goodwill impairment triggering event had occurred due to a further sustained decline in our stock price, resulting in our carrying value (excluding long-term debt) exceeding the Company’s total enterprise value (market capitalization plus long-term debt). Additional factors that contributed to these conclusions included downward revisions to our internal forecasts and strategic long-term plans, which reflect the tariff policies in effect and the related macroeconomic environment at the end of each quarter of fiscal 2026, including the corresponding impact on consumer spending and retailer orders. These factors were applicable to all of our reporting units, indefinite-lived trademark licenses and trade names and definite-lived trademark licenses, trade names and certain other intangible assets. Thus, we performed quantitative impairment testing on our goodwill and intangible assets described above during each quarter of fiscal 2026, all of which resulted in the recognition of impairment charges, which are further described below.

During the second and fourth quarters of fiscal 2025, we concluded a goodwill impairment triggering event had occurred due to a continued sustained decline in our stock price, resulting in our carrying value (excluding long-term debt) exceeding the Company’s total enterprise value (market capitalization plus long-term debt). Additional factors that contributed to this conclusion included downward revisions to our internal forecasts and strategic long-term plans. These factors were applicable to all of our reporting units, indefinite-lived and definite-lived trademark licenses and trade names and certain other intangible assets, as applicable. Thus, we performed quantitative impairment testing on our goodwill and intangible assets described above. The quantitative assessments performed during the second quarter of fiscal 2025 did not result in impairment of our goodwill or intangible assets. The quantitative assessments performed during the fourth quarter of fiscal 2025 resulted in the recognition of impairment charges, which are further described below.

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

Based on the outcome of these assessments, we recognized pre-tax asset impairment charges as follows:

	Fiscal Years Ended Last Day of February
(in thousands)	2026	2025
Home & Outdoor (1)	$332,565	$—
Beauty & Wellness (2)	553,296	51,455
Total	$885,861	$51,455
(1)Asset impairment charges recognized for our Home & Outdoor segment included charges for our Hydro Flask and Osprey businesses of $184.4 million and $148.1 million, respectively, during fiscal 2026.
(2)Asset impairment charges recognized for our Beauty & Wellness segment included charges for our Health & Wellness, Drybar, Curlsmith and Revlon businesses of $242.2 million, $154.5 million, $133.0 million and $23.5 million, respectively, during fiscal 2026, and a charge for our Drybar business of $51.5 million during fiscal 2025.

During the first quarter of fiscal 2026, in connection with our annual budgeting and forecasting process, management reduced its forecasts for net sales revenue, gross margin and earnings before interest and taxes to reflect the tariff policies in effect and the related macroeconomic environment at the end of our first quarter of fiscal 2026, including the corresponding impact on consumer spending and retailer orders, as applicable. The revised forecasts also resulted in management selecting lower residual growth rates, which were also reflective of revised long-term industry growth expectations, and royalty rates, as applicable. During the second, third and fourth quarters of fiscal 2026, management further reduced its forecasts for net sales revenue, gross margin and earnings before interest and taxes to reflect the tariff policies in effect, timing of corresponding price increases inclusive of the impact of stop shipment actions to support consistent adoption and the related macroeconomic environment at the end of each quarter of fiscal 2026, including the impact on consumer spending, retailer orders and China cross border ecommerce due to a shift to localized distribution, as applicable. Our forecasts for fiscal 2027 were also updated during the fourth quarter of fiscal 2026, in connection with our annual budgeting process, which primarily resulted in an increase in operating expense, shifts in sales forecasts between brands and a reduction to the residual growth rate assumption for one of our reporting units.

During fiscal 2025, our Drybar business continued to experience a decline in net sales revenue due to lower consumer demand, increased competition, and net distribution declines, all of which contributed to reduced earnings and cash flows. In connection with our annual budgeting and forecasting process during the fourth quarter of fiscal 2025, management reduced its forecasts of Drybar’s net sales revenue growth, gross margin and earnings before interest and taxes which also resulted in management selecting a lower royalty rate.

Refer to Note 14 for additional information on our valuation method and related assumptions and estimates. For additional information regarding the testing and analysis performed, refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Critical Accounting Policies and Estimates” included within this Annual Report.

We performed our annual impairment testing of our goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal 2024 and determined based on our qualitative assessment that it was not more likely than not that the fair value of each reporting unit and indefinite-lived intangible asset was lower than its carrying value. Therefore, quantitative testing in fiscal 2024 was not required. Accordingly, no impairment charges were recorded during fiscal 2024.
The following table summarizes the changes in our goodwill by segment for fiscal 2026 and 2025:

(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Gross carrying amount as of February 29, 2024	$491,777	$574,953	$1,066,730
Accumulated impairment as of February 29, 2024	—	—	—
Net carrying amount as of February 29, 2024	$491,777	$574,953	$1,066,730
Acquisitions (1)	—	154,839	154,839
Impairment charges (2)	—	(38,670)	(38,670)
Gross carrying amount as of February 28, 2025	491,777	729,792	1,221,569
Accumulated impairment as of February 28, 2025	—	(38,670)	(38,670)
Net carrying amount as of February 28, 2025	$491,777	$691,122	$1,182,899
Acquisitions (3)	—	(4,113)	(4,113)
Impairment charges (4)	(229,058)	(477,447)	(706,505)
Gross carrying amount as of February 28, 2026	491,777	725,679	1,217,456
Accumulated impairment as of February 28, 2026	(229,058)	(516,117)	(745,175)
Net carrying amount as of February 28, 2026	$262,719	$209,562	$472,281
(1)Reflects the goodwill recorded in the Beauty & Wellness segment in connection with the acquisition of Olive & June on December 16, 2024. For additional information see Note 6.
(2)Reflects the goodwill impairment charge of $38.7 million recorded in the Beauty & Wellness segment to reduce our Drybar’s reporting unit’s goodwill to $134.3 million as of February 28, 2025.
(3)Reflects a favorable post-closing adjustment to goodwill recorded in the Beauty & Wellness segment during the first quarter of fiscal 2026, partially offset by an increase to goodwill for adjustments to a provisional current liability balance during the third quarter of fiscal 2026 in connection with the acquisition of Olive & June on December 16, 2024. For additional information see Note 6.
(4)Reflects the goodwill impairment charges of $115.9 million and $113.1 million related to our Hydro Flask and Osprey reporting units, respectively, recorded in the Home & Outdoor segment and $235.2 million, $134.3 million and $107.9 million related to our Heath & Wellness, Drybar and Curlsmith reporting units, respectively, recorded in the Beauty & Wellness segment. The remaining carrying values of the Osprey, Health & Wellness and Curlsmith reporting units’ goodwill as of February 28, 2026 were $96.6 million, $49.7 million and $9.2 million, respectively. The goodwill impairment charges recognized for the Hydro Flask and Drybar reporting units reduced the carrying values of their goodwill to zero.

The following table summarizes the components of our other intangible assets as follows:

	February 28, 2026 (1)			February 28, 2025 (1)
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived:
Trademark licenses	$7,400	$—	$7,400	$7,400	$—	$7,400
Trade names (2)	257,200	—	257,200	358,200	—	358,200

Definite-lived:
Trademark licenses (3)	45,385	(3,757)	41,628	75,050	(9,454)	65,596
Trade names (4)	53,004	(4,246)	48,758	89,365	(14,030)	75,335
Customer relationships and lists (5)	125,001	(115,034)	9,967	168,201	(120,932)	47,269
Other intangibles (6)	58,355	(50,458)	7,897	74,297	(61,341)	12,956
Total	$546,345	$(173,495)	$372,850	$772,513	$(205,757)	$566,756
(1)Balances as of February 28, 2026 and February 28, 2025 include intangible assets recorded in connection with the acquisition of Olive & June on December 16, 2024. For additional information see Note 6.
(2)Balances as of February 28, 2026 reflect total impairment charges of $97.0 million, which includes $55.0 million related to our Hydro Flask trade name, $35.0 million related to our Osprey trade name and $7.0 million related to our PUR trade name. The remaining carrying values of the Osprey and PUR trade names as of February 28, 2026 were $135.0 million and $47.0 million, respectively. The impairment charges were recorded in the Home & Outdoor segment for Hydro Flask and Osprey and in the Beauty & Wellness segment for PUR. The remaining carrying value of the Hydro Flask trade name of $4.0 million was reclassified to a definite-lived trade name as of November 30, 2025 and was subsequently fully impaired during the fourth quarter of fiscal 2026 as discussed below in footnote 4 to this table.
(3)Balances as of February 28, 2026 reflect total impairment charges recorded in the Beauty & Wellness segment of $23.5 million related to our Revlon trademark license. The remaining carrying value of this trademark license as of February 28, 2026 was $39.4 million. As of November 30, 2025, the remaining useful life of the Revlon trademark license was revised from approximately 35 years to 10 years, which will increase annual amortization expense by approximately $2.9 million.
(4)Balances as of February 28, 2026 reflect total impairment charges of $26.1 million, which includes $15.4 million related to our Curlsmith trade name, $6.7 million related to our Drybar trade name and $3.9 million related to our Hydro Flask trade name. The Hydro Flask trade name impairment charge was recorded during the fourth quarter of fiscal 2026, as its remaining carrying value was reclassified to a definite-lived trade name as of November 30, 2025. Impairment charges recognized during fiscal 2026 on the Hydro Flask trade name prior to November 30, 2025 are discussed above in footnote 2 to this table. The remaining carrying value of the Curlsmith trade name as of February 28, 2026 was $1.9 million. The impairment charges recognized for the Drybar and Hydro Flask trade names reduced the carrying values of these assets to zero. The impairment charges were recognized in the Beauty & Wellness segment for Curlsmith and Drybar and in the Home & Outdoor segment for Hydro Flask. Balances as of February 28, 2025 reflect an impairment charge of $12.8 million to reduce the carrying value of the Drybar trade name to $7.0 million as of February 28, 2025.
(5)Balances as of February 28, 2026 reflect total impairment charges of $29.2 million, which includes $10.7 million related to our Drybar customer relationship, $9.7 million related to our Curlsmith customer relationship and $8.8 million related to our Hydro Flask customer relationship. The impairment charges were recorded in the Beauty & Wellness segment for Curlsmith and Drybar and in the Home & Outdoor segment for Hydro Flask. The impairment charges reduced the carrying values of these assets to zero.
(6)Balances as of February 28, 2026 reflect total impairment charges of $3.6 million, which includes $2.8 million and $0.8 million recorded in the Beauty & Wellness and Home & Outdoor segments, respectively, related to Drybar and Hydro Flask other intangibles which reduced the carrying values of these assets to zero.

The following tables summarize amortization expense related to our other intangible assets as follows:

Aggregate Amortization Expense (in thousands)
Fiscal 2026	$17,059
Fiscal 2025	18,875
Fiscal 2024	18,326

Estimated Amortization Expense (in thousands)
Fiscal 2027	$13,102
Fiscal 2028	10,436
Fiscal 2029	10,408
Fiscal 2030	10,111
Fiscal 2031	9,281

Note 8 - Share-Based Compensation Plans

During the fiscal year, we had equity activity under two expired and two active share-based compensation plans. The expired plans consist of the 2008 Stock Incentive Plan (the “2008 Plan”) and 2018 Stock Incentive Plan (the “2018 Plan”). The active plans consist of the 2025 Stock Incentive Plan (the “2025 Plan”) and the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The plans are administered by the Compensation Committee of the Board of Directors, which consists of non-employee directors who are independent under the applicable listing standards for companies traded on the NASDAQ Stock Market LLC.

2025 Plan

On August 20, 2025, our shareholders approved the 2025 Plan which replaced the 2018 Plan. The 2025 Plan permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. As of February 28, 2026, the 2025 Plan had 1,102,944 shares available for future issuance, including shares which remained available for issuance under the 2018 Plan immediately prior to August 20, 2025.

2018 Plan

On August 20, 2025, our 2018 Plan was replaced by the 2025 Plan. As a result, the 2018 Plan terminated on August 20, 2025, but continues to apply to awards granted under the 2018 Plan before such date.

2018 ESPP

On August 22, 2018, our shareholders approved the 2018 ESPP. The aggregate number of shares of common stock that may be purchased under the 2018 ESPP will not exceed 750,000 shares. Under the terms of the plan, associates may authorize the withholding of up to 15% of their wages or salaries to purchase our shares of common stock, not to exceed $25,000 of the fair market value of such shares for any calendar year. The purchase price for shares acquired under the 2018 ESPP is equal to the lower of 85% of the share’s fair market value on either the first day of each option period or the last day of each period. The plan will expire by its terms on September 1, 2028. Shares of common stock purchased under the 2018 ESPP vest immediately at the time of purchase. During fiscal 2026, there were 94,685 shares purchased under the plan.

Share-Based Compensation Expense

We recorded share-based compensation expense in SG&A as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2026 (1)	2025	2024
Directors’ stock compensation	$784	$785	$787
Service Condition Awards	16,983	11,407	12,345
Performance Condition Awards	(3,634)	3,611	5,746
Market Condition Awards	1,862	4,529	13,790
Employee stock purchase plan	890	1,044	1,204
Share-based compensation expense	16,885	21,376	33,872
Less: income tax benefits	(1,444)	(1,240)	(2,110)
Share-based compensation expense, net of income tax benefits	$15,441	$20,136	$31,762
(1)Share-based compensation expense during fiscal 2026 includes a benefit for Performance Condition Awards, as a result of a change in estimate from target achievement to zero percent achievement for certain Performance Condition Awards granted during fiscal 2026, 2025 and 2024.

Stock Options

There have been no new grants of options since fiscal 2017 and all options outstanding at February 28, 2025 were exercisable. A summary of stock option activity under our 2008 plan was as follows:

(in thousands, except contractual term and per share data)	Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at February 28, 2025	4	$87.61	0.2	$—
Expirations	(4)	87.61
Outstanding at February 28, 2026	—	$—	—	$—
Exercisable at February 28, 2026	—	$—	—	$—

No options were exercised during fiscal 2026. The total intrinsic value of options exercised during fiscal 2025 and 2024, was $0.2 million and $0.3 million, respectively.

Director Restricted Stock Awards

During fiscal 2026, we issued under the 2018 Plan and 2025 Plan, 29,080 RSAs to non-employee members of the Board of Directors with a total grant date fair value of $0.8 million or $26.97 per share. The RSAs vested immediately, and accordingly, were expensed immediately. The total fair value of RSAs granted to our non-employee members of the Board of Directors that vested immediately on grant dates in both fiscal 2025 and 2024 was $0.8 million.

Service Condition Awards

We grant RSAs and RSUs to associates, which primarily have specified graded vesting terms over two to four years, “Service Condition Awards.” A summary of Service Condition Awards activity during fiscal 2026 follows:

(in thousands, except per share data)	Number of Service Condition Awards	Weighted Average Grant Date Fair Value (per share)
Outstanding at February 28, 2025	268	$107.29
Granted	433	43.64
Vested	(148)	95.79
Forfeited	(101)	73.55
Outstanding at February 28, 2026	452	$57.61

The total fair value of Service Condition Awards that vested in fiscal 2026, 2025 and 2024 was $5.5 million, $8.8 million and $6.2 million, respectively. The weighted average grant date fair value of Service Condition Awards granted during fiscal 2026, 2025 and 2024 was $43.64, $99.20 and $109.97, respectively.

Performance Condition Awards

We grant Performance Condition Awards to certain officers and associates, which cliff vest after three years. The vesting of these awards is contingent upon meeting one or more defined operational performance metrics over a three year performance period. The quantity of shares ultimately awarded can range from 0% to 200% of “Target”, as defined in the award agreement as 100%, based on the level of achievement against the defined operational performance metrics. A summary of Performance Condition Awards activity during fiscal 2026 follows and reflects all PSAs granted and outstanding at maximum achievement of 200% of Target:

(in thousands, except per share data)	Number of Performance Condition Awards	Weighted Average Grant Date Fair Value (per share)
Outstanding at February 28, 2025	421	$112.67
Granted	256	49.11
Vested	—	—
Forfeited (1)	(221)	112.58
Outstanding at February 28, 2026	456	$77.02
(1)Includes fiscal 2023 Performance Condition Awards which had a performance achievement level of 0%.

No Performance Condition Awards vested in fiscal 2026 and 2025. The total fair value of Performance Condition Awards that vested in fiscal 2024 was $7.5 million. The weighted average grant date fair value of Performance Condition Awards granted during fiscal 2026, 2025 and 2024 was $49.11, $89.50 and $110.83, respectively.

Market Condition Awards

We grant Market Condition Awards to certain officers and associates, which cliff vest after three years. The vesting of these awards is primarily contingent upon meeting specified stock price return targets compared to a predetermined peer group over a three year period. The quantity of shares ultimately awarded typically can range from 0% to 200% of “Target”, as defined in the award agreement as 100%, based on the level of achievement against the defined targets. A summary of Market Condition Awards activity during fiscal 2026 follows and reflects all PSAs granted and outstanding at maximum achievement of 200% of Target:

(in thousands, except per share data)	Number of Market Condition Awards	Weighted Average Grant Date Fair Value (per share)
Outstanding at February 28, 2025	241	$102.48
Granted	219	26.47
Vested	—	—
Forfeited (1)	(155)	98.28
Outstanding at February 28, 2026	305	$50.32
(1)Includes fiscal 2023 Market Condition Awards which had a performance achievement level of 0%.

No Market Condition Awards vested in fiscal 2026, 2025 or 2024. The weighted average grant date fair value of Market Condition Awards granted during fiscal 2026, 2025 and 2024 was $26.47, $91.19 and $80.49, respectively.

The fair value of our Market Condition Awards are estimated using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved and is applied to the closing price of our common stock on the date of grant. The input variables utilized are included in the table below:

	Fiscal Years Ended Last Day of February,
	2026	2025	2024
Expected term in years	3	3	3
Risk free interest rate	3.9%	4.3%	4.6%
Expected volatility	49.0%	41.0%	46.0%
Expected dividend yield (1)	—%	—%	—%
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

Unrecognized Share-Based Compensation Expense

As of February 28, 2026, our total unrecognized share-based compensation for all awards was $15.0 million, which will be recognized over a weighted average amortization period of 1.8 years. The total unrecognized share-based compensation reflects a weighted average estimate of 83% and 81% of Target achievement for Performance Condition Awards granted during fiscal 2026 and 2025, respectively, and an estimate of zero percent of Target achievement for Performance Condition Awards granted during fiscal 2024.

Note 9 - Defined Contribution Plans

We sponsor defined contribution savings plans in the U.S. and other countries where we have associates. Total company matching contributions made to these plans for fiscal 2026, 2025 and 2024 were $7.1 million, $6.7 million and $6.0 million, respectively.

Note 10 - Repurchases of Common Stock

In August 2024, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 20, 2024, for a period of three years, and replaced our former repurchase authorization. These repurchases may include open market purchases, privately negotiated transactions, block trades, accelerated stock repurchase transactions, or any combination of such methods. As of February 28, 2026, our repurchase authorization allowed for the purchase of $498.0 million of common stock.

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

The following table summarizes our share repurchase activity for the periods shown:

	Fiscal Years Ended Last Day of February,
(in thousands, except share and per share data)	2026	2025	2024
Common stock repurchased on the open market:
Number of shares	—	1,011,243	381,200
Aggregate value of shares	$—	$100,019	$50,006
Average price per share	$—	$98.91	$131.18

Common stock received in connection with share-based compensation:
Number of shares	51,025	27,453	51,332
Aggregate value of shares	$1,915	$3,169	$5,216
Average price per share	$37.53	$115.42	$101.60

Note 11 - Restructuring Plan

During fiscal 2023, we initiated a global restructuring plan intended to expand operating margins through initiatives designed to improve efficiency and effectiveness and reduce costs (referred to as “Project Pegasus”). As part of our Project Pegasus we incurred severance and employee related costs, professional fees, contract termination costs and other exit and disposal costs which were recorded as “Restructuring charges” in the consolidated statements of (loss) income. Severance and employee related costs consisted primarily of salary continuation benefits, prorated annual incentive compensation (based on eligibility), outplacement services and continuation of health benefits. Severance and employee related benefits were pursuant to our severance plan and accounted for in accordance with ASC 712, Compensation - Nonretirement Postemployment Benefits, based upon the characteristics of the termination benefits pursuant to our severance plan. Severance and employee related costs were recognized when the benefits were determined to be probable of being paid and reasonably estimable. Professional fees, contract termination costs and other exit and disposal costs were accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations and recognized as incurred. Restructuring accruals are based upon management estimates at the time and subject to change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded.

During the fourth quarter of fiscal 2025, we completed Project Pegasus, but still expect to realize the targeted savings through fiscal 2027. Project Pegasus included initiatives to further optimize our brand portfolio, streamline and simplify the organization, accelerate and amplify cost of goods savings projects, enhance the efficiency of our supply chain network, optimize our indirect spending and improve our cash flow and working capital, as well as other activities. These initiatives have created operating efficiencies, as well as provided a platform to fund growth investments. During fiscal 2025 and 2024, we incurred pre-tax restructuring charges of $14.8 million and $18.7 million, respectively, in connection with Project Pegasus, primarily for professional fees and severance and employee related costs, which were recorded as “Restructuring charges” in the consolidated statements of (loss) income.

During fiscal 2026, 2025 and 2024, we made total cash restructuring payments related to Project Pegasus of $7.7 million, $11.9 million and $18.7 million, respectively, primarily for professional fees and severance and employee related costs. Restructuring charges primarily represented cash expenditures and were paid by the end of fiscal 2026. For information regarding Project Pegasus savings, refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Project Pegasus” included within this Annual Report.

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

In connection with the CAFC Appeal, on October 15, 2025, the Federal Circuit issued a precedential opinion affirming the ITC’s decision that Brita LP’s claims were invalid. Following the ITC’s determinations with respect to the ITC Action and the Federal Circuit’s opinion in the CAFC Appeal, on

December 22, 2025, Brita filed a notice to dismiss the Patent Litigation in the District Court, ending the Patent Litigation in the Company’s favor.

EPA Regulatory Matter

Our operations are subject to national, state, local, and provincial jurisdictions’ environmental, health and safety laws and regulations and industry-specific product certifications. Many of the products we sell are subject to product safety laws and regulations in various jurisdictions. These laws and regulations specify the maximum allowable levels of certain materials that may be contained in our products, provide statutory prohibitions against misbranded and adulterated products, establish ingredients and manufacturing procedures for certain products, specify product safety testing requirements, and set product identification, labeling and claim requirements. Some of our product lines are subject to product identification, labeling and claim requirements, which are monitored and enforced by regulatory agencies, such as the U.S. Environmental Protection Agency (the “EPA”), U.S. Customs and Border Protection, the U.S. Food and Drug Administration, the U.S. Consumer Product Safety Commission and the European Union.

During fiscal 2022 and 2023, we were in discussions with the EPA regarding the compliance of packaging and labeling claims on certain of our products in the air and water filtration and humidification categories within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging and labeling compliance discussions, we completed the repackaging and relabeling of impacted products during fiscal 2023. We continue to have ongoing settlement discussions with the EPA related to this matter. As of February 28, 2026, we accrued an estimated liability of $4.4 million, which represents our best estimate of probable settlement costs related to this matter.

For additional information refer to Item 1A., “Risk Factors,” and to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “EPA Compliance Costs” included within this Annual Report.

Talcum Powder Litigation

In fiscal 2022, we completed the sale of our North America personal care business to HRB Brands LLC (“HRB Brands”). After the sale, we were named as a defendant in multiple lawsuits related to the use of personal care products containing talcum powder, primarily Brut deodorant and Ammens powder sold by our wholly-owned subsidiary, Idelle Labs, Ltd. We tendered indemnification of these cases to HRB Brands, which assumed control of the defense of the claims. After many years, during the fourth quarter of fiscal 2026, we learned that HRB Brands asserted that it was contesting the indemnification of these cases and tendered the indemnification back to us. Consequently, in order to protect the Company and its rights and defenses, we began to defend these cases. The Company maintains its position that HRB Brands is obligated to defend and indemnify the Company against these claims and plans to vigorously contest HRB Brands’ position. With respect to the talcum powder cases, we believe we have substantial defenses to the claims. The ultimate outcome of enforcing our indemnification claims against HRB Brands and the litigation relating to the talcum cases is inherently uncertain, and we cannot predict its resolution. As of February 28, 2026, we had accrued an estimated liability of $1.5 million for potential settlements of these cases. We cannot estimate the amount or range of amounts by which the liability may exceed the accrual established because of (i) the inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, and (iii) the several possible developments that may occur that could affect the Company’s estimate of the liability.

Commitments

We sell certain of our products under trademarks licensed from third parties. Some of these trademark license agreements require us to pay minimum royalties. As of February 28, 2026, we estimate future minimum annual royalty payments over the noncancellable term of these arrangements to be approximately $6.2 million, $6.0 million, $5.8 million, $5.3 million, and $2.7 million per year, during the next five fiscal years, respectively.

Note 13 - Long-Term Debt

A summary of our long-term debt follows:

(in thousands)	February 28, 2026	February 28, 2025
Amended Credit Agreement:
Revolving loans	$308,200	$678,100
Term loans	477,344	243,750
Total borrowings under Amended Credit Agreement	785,544	921,850
Unamortized prepaid financing fees	(4,733)	(4,956)
Total long-term debt	780,811	916,894
Less: current maturities of long-term debt	(25,000)	(9,375)
Long-term debt, excluding current maturities	$755,811	$907,519

Aggregate annual maturities of our long-term debt as of February 28, 2026 were as follows:

(in thousands)
Fiscal 2027	$25,000
Fiscal 2028	25,000
Fiscal 2029	735,544
Fiscal 2030	—
Fiscal 2031	—
Thereafter	—
Total	$785,544

Amended Credit Agreement

On February 15, 2024, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders. The Credit Agreement replaced our prior credit agreement, which terminated on February 15, 2024. We utilized the proceeds from the refinancing to repay all principal, interest, and fees outstanding under the prior credit agreement without penalty. As a result, we recognized a loss on extinguishment of debt within “Interest expense” of $0.5 million during fiscal 2024, which consisted of a write-off of $0.4 million of unamortized prepaid financing fees related to the prior credit agreement and $0.1 million of lender fees related to debt under the Credit Agreement treated as an extinguishment. Additionally, we expensed $0.3 million of third-party fees in fiscal 2024 related to debt under the Credit Agreement treated as a modification, which was recognized within “Interest expense.”

The Credit Agreement provides for aggregate commitments of $1.5 billion, which are available through (i) a $1.0 billion revolving credit facility, which includes a $50 million sublimit for the issuance of letters of credit, (ii) a $250 million term loan facility and (iii) a committed $250 million delayed draw term loan facility, which permitted multiple drawdowns until August 15, 2025. Proceeds can be used for working capital and other general corporate purposes, including funding permitted acquisitions. At the closing date, February 15, 2024, we borrowed $457.5 million under the revolving credit facility and $250.0 million under the term loan facility and utilized the proceeds to repay all debt outstanding under the prior credit agreement. During the first quarter of fiscal 2026, we borrowed $250.0 million under the delayed draw term loan facility and utilized the proceeds to repay debt outstanding under the revolving credit facility. During the first quarter of fiscal 2026, we capitalized $0.4 million of lender fees and a de minimis amount of third-party fees incurred in connection with the delayed draw term loan facility borrowing, which were recorded as prepaid financing fees in long-term debt.

On November 25, 2025, we entered into an amendment to the Credit Agreement (the “Amendment”, or as amended, the “Amended Credit Agreement”), which provides for the following:
•Reduces the commitment under the revolving credit facility from $1.0 billion to $750.0 million;
•Adds a maximum tier level pursuant to which, if the Net Leverage Ratio is greater than or equal to 4.00 to 1.00, then borrowings under the Amended Credit Agreement bear floating interest at either the Base Rate or Term SOFR, plus a margin of 1.375% and 2.375% for Base Rate and Term SOFR borrowings, respectively, plus a credit spread of 0.10% for Term SOFR borrowings (as those terms are defined in the Amended Credit Agreement);
•Amends the minimum Interest Coverage Ratio financial covenant to replace the numerator with a Consolidated EBITDA measure instead of a Consolidated EBIT measure (as those terms are defined in the Amended Credit Agreement);
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
We may elect to use the Leverage Holiday in connection with the consummation of a Qualified Acquisition after August 31, 2027, if we are in compliance with the terms of the Amended Credit Agreement and meet the other terms and conditions relating to a Qualified Acquisition (as those terms are defined in the Amended Credit Agreement).
•Until August 31, 2027, the following negative covenants are reduced, as described in the Amendment, a general investments basket, an unsecured indebtedness basket and the Permitted Receivables Financings (as defined in the Amended Credit Agreement) basket.

In connection with the Amendment, we recognized a $0.9 million charge within "Interest expense” to write-off unamortized prepaid financing fees related to the revolver due to the reduced commitment and capitalized $1.0 million of lender and third-party fees during the third quarter of fiscal 2026, which were recorded as prepaid financing fees in long-term debt.

The Amended Credit Agreement includes an accordion feature, which permits the Company to request to increase its borrowing capacity by an additional $300 million plus an unlimited amount when the Leverage Ratio, on a pro-forma basis, is less than 3.25 to 1.00. The Company’s exercise of the accordion is subject to certain conditions being met, including lender approval. The Amended Credit Agreement matures on February 15, 2029. We are able to repay amounts borrowed at any time without penalty. Borrowings accrue interest under one of two alternative methods pursuant to the Amended Credit Agreement as described below. With each borrowing against our credit line, we can elect the interest rate method based on our funding needs at the time. We also incur loan commitment and letter of credit fees under the Amended Credit Agreement ranging from 0.1% to 0.45% per annum and 1.0% to 2.375% per annum, respectively, based on our Net Leverage Ratio. The term loans are payable at the end of each fiscal quarter in equal installments of 0.625% through February 28, 2025, 0.9375% through February 28, 2026, and 1.25% thereafter of the original principal balance of the term loans, which began in the first quarter of fiscal 2025 for the term loan facility and began in the second quarter of fiscal 2026 for the delayed draw term loan facility, with the remaining balance due at the maturity date. Borrowings under the Amended Credit Agreement bear floating interest at either the Base Rate or Term SOFR, plus a margin based on the Net Leverage Ratio of 0% to 1.375% and 1.0% to 2.375% for Base Rate and Term SOFR borrowings, respectively.

The floating interest rates on our borrowings under the Amended Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $325 million and $550 million of the outstanding principal balance under the Amended Credit Agreement as of February 28, 2026 and February 28, 2025, respectively. See Notes 14, 15, and 16 for additional information regarding our interest rate swaps.

Debt Covenants

Our debt under our Amended Credit Agreement is unconditionally guaranteed, on a joint and several basis, by the Company and certain of its subsidiaries. Our Amended Credit Agreement requires the maintenance of certain key financial covenants defined in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Amended Credit Agreement. Our Amended Credit Agreement also contains other customary covenants, including, among other things, covenants restricting or limiting us, except under certain conditions set forth therein, from (1) incurring liens on our properties, (2) making certain types of investments, (3) incurring additional debt, and (4) assigning or transferring certain licenses. Our Amended Credit Agreement also contains customary events of default, including failure to pay principal or interest when due, among others. Upon an event of default under our Amended Credit Agreement, the lenders may, among other things, accelerate the maturity of any amounts outstanding. The commitments of the lenders to make loans to us under the Amended Credit Agreement are several and not joint. Accordingly, if any lender fails to make loans to us, our available liquidity could be reduced by an amount up to the aggregate amount of such lender’s commitments under the Amended Credit Agreement.

As of February 28, 2026, the balance of outstanding letters of credit was $9.5 million, the amount available for revolving loans under the Amended Credit Agreement was $432.3 million and the amount available per the maximum Leverage Ratio was $91.1 million. Covenants in the Amended Credit Agreement limit the amount of total indebtedness we can incur. As of February 28, 2026, these covenants effectively limited our ability to incur more than $91.1 million of additional debt from all sources, including the Amended Credit Agreement. As of February 28, 2026, we were in compliance with all covenants as defined under the terms of the Amended Credit Agreement.

Interest and Capitalized Interest

During fiscal 2026 and 2025, we incurred interest costs totaling $57.7 million and $51.9 million, respectively, none of which was capitalized. During fiscal 2024, we incurred interest costs totaling $53.9 million, of which we capitalized $0.9 million, as part of property and equipment in connection with the construction of a new distribution facility.

The following table contains information about interest rates and the related weighted average borrowings outstanding under our Amended Credit Agreement, including under the prior credit agreement, for the periods presented below:

	Fiscal Years Ended Last Day of February,
(in thousands)	2026	2025	2024
Amended Credit Agreement:
Average borrowings outstanding (1)	$876,070	$761,245	$806,415
Average effective interest rate (2)	6.3%	6.6%	6.4%
Interest rate range (3)	5.9% - 8.5%	5.9% - 9.3%	6.5% - 9.3%
Weighted average interest rate on borrowings outstanding at year end (4)	5.7%	5.6%	6.0%
(1)Average borrowings outstanding is computed as the average of the current and four prior quarters ending balances outstanding.
(2)The average effective interest rate during each year is computed by dividing the total interest expense associated with the borrowing for a fiscal year by the average borrowings outstanding for the same fiscal year. We included the impact of our interest rate swaps and commitment fees incurred under the Amended Credit Agreement and prior credit agreement in computing total interest expense.
(3)Interest rate range reflects the interest rates on the borrowings under the Amended Credit Agreement and prior credit agreement, pursuant to the respective agreements, and excludes the impact of our interest rate swaps.
(4)The weighted average interest rate on borrowings outstanding at year end under the Amended Credit Agreement is computed inclusive of the impact of our interest rate swaps.

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

	Fair Value
(in thousands)	February 28, 2026	February 28, 2025
Assets:
Cash equivalents (money market accounts)	$4,189	$3,852
U.S. Treasury Bills	11,175	11,268
Interest rate swaps	381	1,065
Foreign currency derivatives	375	2,163
Total assets	$16,120	$18,348

Liabilities:
Interest rate swaps	$196	$221
Contingent consideration	5,400	4,100
Foreign currency derivatives	2,954	119
Total liabilities	$8,550	$4,440

All of our financial assets and liabilities, except for our investments in U.S. Treasury Bills, are measured and recorded at fair value on a recurring basis. Our investments in U.S. Treasury Bills are recorded at amortized cost. As of February 28, 2026 and February 28, 2025, the current carrying amounts of our U.S. Treasury Bills were $2.6 million and $2.5 million, respectively, and were included within prepaid expenses and other current assets in our consolidated balance sheets. As of February 28, 2026 and February 28, 2025, the non-current carrying amounts of our U.S. Treasury Bills were $8.5 million and $8.7 million, respectively, and were included within other assets in our consolidated balance sheets.

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

As of both February 28, 2026 and February 28, 2025, gross unrealized gains on our investments in U.S. Treasury Bills were $0.1 million and losses were not material. During fiscal 2026 and 2025, we recognized interest income on these investments of $0.5 million and $0.3 million, respectively, which is included in “Non-operating income, net” in our consolidated statements of (loss) income.

We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates. In addition, we use interest rate swaps to manage our exposure to changes in interest rates. All of our derivative assets and liabilities are recorded at fair value. See Notes 1, 15 and 16 for more information on our derivatives.

In connection with the acquisition of Olive & June in December 2024, we recognized contingent consideration, as a result of the total purchase consideration including contingent cash consideration of up to $15.0 million payable annually in three equal installments subject to Olive & June achieving certain adjusted EBITDA targets during calendar years 2025, 2026 and 2027. If the annual adjusted EBITDA target is not met, no payment is required. This contingent consideration liability is remeasured at fair value each reporting period until the contingency is resolved, with changes in fair value recognized in SG&A. The fair value of the contingent consideration liability was determined using a Monte Carlo simulation model, which utilizes projected adjusted EBITDA and corresponding volatility and discount rates to estimate the probability of the adjusted EBITDA targets being achieved. The projected adjusted EBITDA during the earn-out period was derived from internal forecasts and represents a Level 3 input, and was discounted using an estimated discount rate of 13% as of both February 28, 2026 and February 28, 2025. Adjusted EBITDA volatility was calculated based upon peer companies, and the third quartile of 41% and 33% was selected as a key input into the Monte Carlo simulation model as of February 28, 2026 and February 28, 2025, respectively. In the simulated scenarios where a payment is earned, the projected contingent payments were discounted using an estimated credit risk discount rate of 6.6% and 6.5% as of February 28, 2026 and February 28, 2025, respectively. Changes in these inputs may result in a significant increase or decrease in the fair value of the contingent consideration liability with a corresponding impact to SG&A.

Level 3 Fair Value Measurements

The following table presents the changes in our Level 3 contingent consideration liability:

	Fiscal Years Ended Last Day of February,
(in thousands)	2026	2025
Balance at beginning of period	$4,100	$—
Acquisition (1)	—	4,100
Changes in fair value (2)	1,300	—
Balance at end of period (3)	$5,400	$4,100
(1)As of the acquisition date, we recorded a liability for the estimated fair value of the contingent consideration of $4.1 million.
(2)Reflects an increase in the estimated fair value of our contingent consideration liability, which was recognized in SG&A during fiscal 2026, all of which related to our contingent consideration liability outstanding as of February 28, 2026.
(3)As of February 28, 2026 and February 28, 2025, the estimated fair value of the contingent consideration liability was $5.4 million and $4.1 million, respectively, of which $5.3 million and $1.8 million was included within accrued expenses and other current liabilities, respectively, and $0.1 million and $2.3 million was included within other liabilities, non-current, respectively, in our consolidated balance sheet.

Non-Recurring Fair Value Measurements

Assets remeasured to fair value on a non-recurring basis during fiscal 2025 and 2026 represent goodwill, indefinite-lived intangible assets and definite-lived intangible assets, which were impaired. We did not remeasure any assets to fair value on a non-recurring basis during fiscal 2024.

The following tables present the remaining carrying value of the assets that were remeasured to fair value on a non-recurring basis:

		Fair Value Measurements			Fiscal 2026 Asset Impairment Charges
(in thousands)	February 28, 2026	Level 1	Level 2	Level 3
Goodwill	$472,281	$—	$—	$472,281	$706,505
Indefinite-lived intangible assets	264,600	—	—	264,600	97,000
Definite-lived intangible assets	108,250	—	—	108,250	82,356
Total	$845,131	$—	$—	$845,131	$885,861

		Fair Value Measurements			Fiscal 2025 Asset Impairment Charges
(in thousands)	February 28, 2025	Level 1	Level 2	Level 3
Goodwill	$1,182,899	$—	$—	$1,182,899	$38,670
Definite-lived trade names	75,335	—	—	75,335	12,785
Total	$1,258,234	$—	$—	$1,258,234	$51,455

During fiscal 2026, our impairment testing resulted in impairment charges of $706.5 million, $97.0 million and $82.4 million to reduce the carrying values of our goodwill, indefinite-lived intangible assets and definite-lived intangible assets, respectively, to their estimated fair values of $472.3 million, $264.6 million and $108.3 million, respectively.

During fiscal 2025, our impairment testing resulted in asset impairment charges of 38.7 million and $12.8 million to reduce the Drybar reporting unit goodwill and definite-lived trade name, respectively, to fair values of $134.3 million and $7.0 million, respectively. Refer to Note 7 for additional information on the assets impaired and their remaining carrying values as of February 28, 2026 and February 28, 2025.

We estimate the fair value of our reporting units using an income approach based upon a projected future DCF Model. Under the DCF Model, the fair value of each reporting unit is determined based on the present value of estimated future cash flows, discounted at a risk-adjusted rate of return. We use internal forecasts and strategic long-term plans to estimate future cash flows, including net sales revenue, gross profit margin, and earnings before interest and taxes margins. Other key estimates used in the DCF Model include, but are not limited to, discount rates, statutory tax rates, terminal growth rates, as well as working capital and capital expenditures needs. The discount rates are based on a weighted-average cost of capital utilizing industry market data of our peer group companies. Accordingly, this fair value measurement is classified as Level 3 since it is based primarily upon unobservable inputs that reflect management’s assumptions.

We estimate the fair value of our trade names and trademark licenses using the relief from royalty method income approach which is based upon a DCF Model. The relief-from-royalty method estimates the fair value of a trade name or trademark license by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. We estimate the fair value of our customer relationships and list using the distributor method income approach which is based upon a DCF model. The distributor method used financial margin information for distributors within the applicable industry and most representative of the Company to estimate a royalty rate. The determination of fair value using these methods entails a significant number of estimates and assumptions, which require management judgment, and include net sales revenue growth rates, discount rates, royalty rates, residual growth rates (as applicable) and customer attrition rates (as applicable). We use internal forecasts and strategic long-term plans to estimate net sales revenue growth rates and royalty rates. We utilize a constant growth model to determine the residual growth rates which are based upon long-term industry growth expectations and long-term expected inflation. Accordingly, this fair value measurement is classified as Level 3 since it is based primarily upon unobservable inputs that reflect management’s assumptions. The most significant unobservable input (Level 3) used to estimate the fair value of our intangible assets was royalty rates that ranged from 0.6% to 5.5% as of February 28, 2026 and a royalty rate of 1.6% as of February 28, 2025.

For additional information regarding the testing and analysis performed, refer to Note 7 and Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Critical Accounting Policies and Estimates” included within this Annual Report.

Note 15 - Financial Instruments and Risk Management

Foreign Currency Risk

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales and operating expenses. As a result of such transactions, portions of our cash, accounts receivable and accounts payable are denominated in foreign currencies. Approximately 15% of our net sales revenue was denominated in foreign currencies during fiscal 2026 and approximately 14% during both fiscal 2025 and 2024. These sales were primarily denominated in Euros, British Pounds and Canadian Dollars. We make most of our inventory purchases from manufacturers in Asia and primarily use the U.S. Dollar for such purchases.

In our consolidated statements of (loss) income, foreign currency exchange rate gains and losses resulting from the remeasurement of foreign income tax receivables and payables and deferred income tax assets and liabilities are recognized in income tax expense (benefit), and all other foreign currency exchange rate gains and losses are recognized in SG&A. We recorded in income tax expense (benefit) a foreign currency exchange rate net gain of $0.4 million during fiscal 2026, a net loss of $0.7 million during fiscal 2025 and a net gain of $0.3 million during fiscal 2024. We recorded in SG&A a foreign currency exchange rate net gain of $3.2 million during fiscal 2026 and net losses of $1.5 million and $0.5 million during fiscal 2025 and 2024, respectively. We mitigate certain foreign currency exchange rate risk by using forward contracts to protect against the foreign currency exchange rate risk inherent in our transactions denominated in foreign currencies. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. Certain of our forward contracts are designated as cash flow hedges (“foreign currency contracts”). Foreign currency derivatives for which we have not elected hedge accounting consist of certain forward contracts. These undesignated derivatives are used to hedge monetary net asset and liability positions. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness. For additional information on our accounting for derivatives see Note 1.

Interest Rate Risk

Interest on our outstanding debt as of February 28, 2026 and February 28, 2025 is based on variable floating interest rates. If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on a portion of our outstanding principal balance under the Amended Credit Agreement, which totaled $785.5 million and $921.9 million as of February 28, 2026 and February 28, 2025, respectively. As of February 28, 2026 and February 28, 2025, $325 million and $550 million of the outstanding principal balance under the Amended Credit Agreement, respectively, was hedged with interest rate swaps to fix the interest rate we pay. Our interest rate swaps are designated as cash flow hedges, and we evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness. For additional information on our accounting for derivatives see Note 1.

The following tables summarize the fair values of our derivative instruments at the end of fiscal 2026 and 2025:

(in thousands)	February 28, 2026
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non-Current
Forward contracts - sell Euro	Cash flow	11/2027		€67,000	$149	$137	$1,239	$—
Forward contracts - sell Canadian Dollars	Cash flow	10/2027		$29,600	23	8	330	—
Forward contracts - sell Pounds	Cash flow	12/2027		£32,000	—	33	1,174	42
Forward contracts - sell Norwegian Kroner	Cash flow	2/2027	kr	30,000	—	—	156	—
Interest rate swaps (1)	Cash flow	8/2027		$425,000	381	—	130	66
Subtotal					553	178	3,029	108

Derivatives not designated under hedge accounting
Forward contracts - sell Euro	(2)	3/2026		€6,764	25	—	—	—
Forward contracts - buy Pounds	(2)	3/2026		£787	—	—	13	—
Subtotal					25	—	13	—
Total fair value					$578	$178	$3,042	$108

(in thousands)	February 28, 2025
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non-Current
Forward contracts - sell Euro	Cash flow	2/2026		€35,000	$1,266	$—	$—	$—
Forward contracts - sell Canadian Dollars	Cash flow	2/2026		$8,000	38	—	—	—
Forward contracts - sell Pounds	Cash flow	2/2026		£24,950	788	—	99	—
Forward contracts - sell Norwegian Kroner	Cash flow	8/2025	kr	10,000	71	—	—	—
Interest rate swaps	Cash flow	8/2026		$550,000	763	302	221	—
Subtotal					2,926	302	320	—

Derivatives not designated under hedge accounting
Forward contracts - sell Euro	(2)	3/2025		€680	—	—	2	—
Forward contracts - sell Pounds	(2)	3/2025		£1,280	—	—	18	—
Subtotal					—	—	20	—
Total fair value					$2,926	$302	$340	$—
(1)Includes a forward-starting interest rate swap agreement effective March 1, 2026 with a notional amount of $100 million.
(2)These forward contracts, for which we have not elected hedge accounting, hedge monetary net asset and liability positions for the notional amounts reported, creating an economic hedge against currency movements.

The pre-tax effects of derivative instruments designated as cash flow hedges for fiscal 2026 and 2025 were as follows:

	Fiscal Years Ended Last Day of February,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2026	2025	Location	2026	2025
Foreign currency contracts - cash flow hedges	$(11,492)	$3,294	Sales revenue, net	$(6,837)	$1,441
Interest rate swaps - cash flow hedges	2,289	2,401	Interest expense	2,948	4,061
Total	$(9,203)	$5,695		$(3,889)	$5,502

The pre-tax effects of derivative instruments not designated under hedge accounting for fiscal 2026 and 2025 were as follows:

	Fiscal Years Ended Last Day of February,
	Gain (Loss) Recognized in Income
(in thousands)	Location	2026	2025
Forward contracts	SG&A	$(645)	$76
Total		$(645)	$76

We expect a net loss of $2.5 million associated with foreign currency contracts and interest rate swaps currently recorded in AOCI to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle. See Notes 1, 14 and 16 for more information.

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

Note 16 - Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component and related tax effects for fiscal 2026 and 2025 were as follows:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 29, 2024	$1,917	$182	$2,099
Other comprehensive income before reclassification	2,401	3,294	5,695
Amounts reclassified out of AOCI	(4,061)	(1,441)	(5,502)
Tax effects	389	(403)	(14)
Other comprehensive (loss) income	(1,271)	1,450	179
Balance at February 28, 2025	$646	$1,632	$2,278
Other comprehensive income (loss) before reclassification	2,289	(11,492)	(9,203)
Amounts reclassified out of AOCI	(2,948)	6,837	3,889
Tax effects	154	1,005	1,159
Other comprehensive loss	(505)	(3,650)	(4,155)
Balance at February 28, 2026	$141	$(2,018)	$(1,877)

See Notes 1, 14 and 15 for additional information regarding our cash flow hedges.

Note 17 - Segment and Geographic Information

Segment Information

We operate through two strategic business divisions, each comprised of operating segments organized by our brands and product lines. Operating segments with similar economic and qualitative characteristics are aggregated into our two reportable segments, which align with our strategic business divisions. Our two reportable segments consist of Home & Outdoor and Beauty & Wellness. The Olive & June brand and products were added to the Beauty & Wellness segment upon the completion of the acquisition. For additional information on our segments refer to Note 1 and Item 1., “Business,” included within this Annual Report.

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

The following tables summarize reportable segment information with a reconciliation to our consolidated results for the periods presented:

	Fiscal Year Ended February 28, 2026
(in thousands)	Home & Outdoor	Beauty & Wellness (1)	Total
Sales revenue, net	$832,870	$953,420	$1,786,290
Less: (2)
Cost of goods sold	428,182	542,414	970,596
Operating expense (3)	674,432	923,343	1,597,775
Operating loss	$(269,744)	$(512,337)	$(782,081)
Non-operating income, net			982
Interest expense			57,739
Loss before income tax			$(838,838)

	Fiscal Year Ended February 28, 2025
(in thousands)	Home & Outdoor	Beauty & Wellness (1)	Total
Sales revenue, net	$906,331	$1,001,334	$1,907,665
Less: (2)
Cost of goods sold	431,924	561,335	993,259
Operating expense (3)	354,806	416,852	771,658
Operating income	$119,601	$23,147	$142,748
Non-operating income, net			838
Interest expense			51,922
Income before income tax			$91,664

	Fiscal Year Ended February 29, 2024
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$916,381	$1,088,669	$2,005,050
Less: (2)
Cost of goods sold	440,737	615,653	1,056,390
Operating expense (3)	332,912	355,159	688,071
Operating income	$142,732	$117,857	$260,589
Non-operating income, net			1,518
Interest expense			53,065
Income before income tax			$209,042
(1)Fiscal 2026 includes a full year of operating results from Olive & June, acquired on December 16, 2024, compared to approximately eleven weeks of operating results in fiscal 2025. For additional information see Note 6.
(2)These significant expense categories and amounts align with the reportable segment information that is regularly provided to the CODM.
(3)Operating expense for both reportable segments includes SG&A expense and restructuring charges. Fiscal 2026 operating expense also includes asset impairment charges of $885.9 million, of which $332.6 million and $553.3 million was recognized in our Home & Outdoor and Beauty & Wellness segments, respectively. Fiscal 2025 operating expense also includes asset impairment charges of $51.5 million in our Beauty & Wellness segment. See Note 7 for further information on the asset impairment charges.

The following tables summarize reportable segment information for the periods presented:

	Fiscal Year Ended February 28, 2026
(in thousands)	Home & Outdoor	Beauty & Wellness (1)	Total
Capital and intangible asset expenditures	$18,089	$21,137	$39,226
Depreciation and amortization	24,597	28,698	53,295
Non-cash share-based compensation	6,781	10,104	16,885
Asset impairment charges	332,565	553,296	885,861

	Fiscal Year Ended February 28, 2025
(in thousands)	Home & Outdoor	Beauty & Wellness (1)	Total
Capital and intangible asset expenditures	$14,275	$15,797	$30,072
Depreciation and amortization	26,088	28,960	55,048
Non-cash share-based compensation	10,402	10,974	21,376
Asset impairment charges	—	51,455	51,455

	Fiscal Year Ended February 29, 2024
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Capital and intangible asset expenditures	$28,012	$8,632	$36,644
Depreciation and amortization	24,595	26,904	51,499
Non-cash share-based compensation	16,319	17,553	33,872
(1)Fiscal 2026 includes a full year of operating results from Olive & June, acquired on December 16, 2024, compared to approximately eleven weeks of operating results in fiscal 2025. For additional information see Note 6.

Geographic Information

The following table presents net sales revenue by geographic region, in U.S. Dollars. Net sales are attributed to countries based on the customer’s location.

	Fiscal Years Ended Last Day of February,
(in thousands)	2026		2025		2024
U.S.	$1,278,045	71.5%	$1,356,750	71.1%	$1,478,134	73.7%
Canada	74,004	4.2%	82,501	4.3%	82,122	4.1%
EMEA	293,260	16.4%	294,954	15.5%	284,434	14.2%
Asia Pacific	107,112	6.0%	125,426	6.6%	116,157	5.8%
Latin America	33,869	1.9%	48,034	2.5%	44,203	2.2%
Total sales revenue, net	$1,786,290	100.0%	$1,907,665	100.0%	$2,005,050	100.0%

Worldwide sales to our largest customer, Amazon.com Inc., accounted for approximately 20%, 22% and 21% of our consolidated net sales revenue in fiscal 2026, 2025 and 2024, respectively. Sales to our second largest customer, Walmart, Inc., including its worldwide affiliates, accounted for approximately 13%, 11% and 9% of our consolidated net sales revenue in fiscal 2026, 2025, and 2024, respectively. Sales to our third largest customer, Target Corporation, accounted for approximately 12%, 11% and 10% of our consolidated net sales revenue in fiscal 2026, 2025 and 2024, respectively. Sales to these largest customers include sales across both of our business segments. No other customers accounted for 10% or more of consolidated net sales revenue during these fiscal years. Sales to our top five customers accounted for approximately 50%, 49% and 47% of our consolidated net sales revenue in fiscal 2026, 2025 and 2024, respectively.

Our U.S. and international long-lived assets were as follows:

(in thousands)	February 28, 2026	February 28, 2025
U.S.	$331,517	$342,033
International	25,875	23,059
Total	$357,392	$365,092

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

In July 2025, a reconciliation bill, commonly referred to as the One Big Beautiful Bill Act, was signed into law. The legislation includes a broad range of U.S. tax reform provisions. There were no discrete effects upon enactment in the second quarter of fiscal 2026 or material impacts on our fiscal 2026 consolidated financial statements. This legislation is not expected to have a material impact on our consolidated financial statements in the foreseeable future.

The Organisation for Economic Co-operation and Development (“OECD”) has introduced a framework to implement a global minimum corporate income tax of 15%, referred to as “Pillar Two.” Certain countries in which we operate have enacted, or are in the process of enacting, domestic legislation aligned with OECD’s Pillar Two “Model Rules.” Pillar Two legislation in effect for our fiscal 2025 and 2026 has been incorporated into our consolidated financial statements. Differences in how Pillar Two rules are implemented and administered across jurisdictions may increase compliance complexity and could impact our future global effective tax rate.

In June 2025, the Group of Seven, comprised of Canada, France, Germany, Italy, Japan, the United Kingdom and the U.S., announced an agreement under which U.S. multinational companies would be excluded from certain elements of the Pillar Two global minimum tax framework in exchange for the U.S. withdrawing planned retaliatory tax measures. In January 2026, the OECD released administrative guidance detailing a side-by-side (“SbS”) package that reflects this agreement and establishes a framework permitting U.S. multinational enterprise groups to coexist with the Pillar Two rules. Under this guidance, U.S. parented groups may qualify for the Side by Side Safe Harbour and the Ultimate Parent Entity Safe Harbour, which can eliminate top-up taxes under the Income Inclusion Rule and the Undertaxed Profits Rule when elected, while leaving Qualified Domestic Minimum Top-up Taxes unaffected.

The SbS package also includes additional administrative guidance, such as a permanent simplified effective tax rate safe harbour, an extension of the transitional country by country reporting safe harbour and a new substance-based tax incentive safe harbour. We do not expect the SbS package to materially affect our Pillar Two related tax positions or liabilities going forward. We will continue to monitor the implications of the OECD guidance and domestic adoption as jurisdictions implement these rules.

In response to Pillar Two, on May 24, 2024, Barbados enacted a domestic corporate income tax rate of 9%, effective for our fiscal 2025 and a domestic minimum top-up tax (“DMTT”) of 15% which was effective beginning with our fiscal 2026. During the first quarter of fiscal 2025, we incorporated the corporate income tax into our estimated annual effective tax rate and revalued our existing deferred tax liabilities subject to the Barbados legislation, which resulted in a discrete tax charge of $6.0 million. However, as a result of the reorganization of our intangible assets in the fourth quarter of 2025 described below, the Barbados corporate income tax and DMTT did not have a material impact on our consolidated financial statements in fiscal 2026 and is not expected to in the foreseeable future.

Like Barbados, the government of Bermuda enacted a 15% corporate income tax that was effective for us beginning in fiscal 2026. The Bermuda corporate income tax allows for a beginning net operating loss balance related to the five years preceding the effective date. Accordingly, during fiscal 2024, we recorded a deferred tax asset of $9.3 million for the Bermuda net operating losses generated from fiscal 2021 through 2024 with an offsetting valuation allowance of $9.3 million. This Bermuda tax did not have a material impact on our consolidated financial statements in fiscal 2026 and is not expected to in the foreseeable future.

In the fourth quarter of fiscal 2025, we implemented a reorganization involving the transfer of intangible assets previously held by Helen of Troy Limited (Barbados) to our subsidiary in Switzerland. The reorganization resulted in the consolidation of the ownership of intangible assets, supporting streamlined internal licensing and centralized management of the intangible assets. Further, the reorganization resulted in a transitional income tax benefit of $64.6 million from the recognition of deferred tax assets of $74.0 million, partially offset by taxes associated with the transfer. As described below, a full valuation allowance was recorded on these deferred tax assets as of the end of the third quarter of fiscal 2026.

During fiscal 2026 and 2025, we recognized goodwill and other intangible asset impairment charges of $885.9 million and $51.5 million, respectively, which included $602.2 million and $22.5 million, respectively, that will not result in a tax benefit. Tax benefits, net of valuation allowances, of $19.8 million and $3.9 million on the impairment charges were recognized in fiscal 2026 and 2025, respectively.

The downward revisions to our internal forecasts utilized in our impairment testing during fiscal 2026 negatively impacted our assessment of the realizability of net deferred tax assets for our Switzerland subsidiary as of the beginning of the fiscal year and deferred tax assets generated by intangible asset impairments during fiscal 2026. Based on these revisions and in accordance with ASC 740, Income Taxes, we recorded discrete partial valuation allowances during the first and second quarters of fiscal 2026. As fiscal 2026 progressed, impairment-related losses resulted in a cumulative loss position over recent periods, which constituted significant objective negative evidence under ASC 740 and ultimately led to the recording of a full valuation allowance beginning in the third quarter of fiscal 2026. As a result, we recognized a cumulative valuation allowance of $106.6 million during fiscal 2026. We expect to maintain a full valuation allowance on these net deferred tax assets until we have objective factors that demonstrate the likelihood of realizing these deferred tax benefits.

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

Our components of (loss) income before income tax were as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2026	2025	2024
U.S.	$(341,573)	$19,827	$68,957
Non-U.S.	(497,265)	71,837	140,085
Total	$(838,838)	$91,664	$209,042

Our components of income tax expense (benefit) were as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2026	2025	2024
Current:
U.S. federal	$14,263	$9,570	$9,259
State	3,880	5,046	2,704
Non-U.S.	3,992	29,279	15,275
	22,135	43,895	27,238

Deferred:
U.S. federal	(15,584)	(2,287)	9,449
State	(3,539)	614	3,252
Non-U.S.	57,132	(74,309)	509
	38,009	(75,982)	13,210
Total	$60,144	$(32,087)	$40,448

Our total income tax expense (benefit) differs from the amounts computed by applying the U.S. statutory tax rate to income (loss) before income taxes. Although we are domiciled in Bermuda and now subject to a 15% corporate income tax rate, the parent entity generates losses and maintains a full valuation allowance against its deferred tax assets. As a result, we use the U.S. federal statutory rate of 21% as the starting point for our rate reconciliation, in accordance with ASC 740, Income Taxes, and the judgment framework outlined therein. This presentation is consistent with our historical practice and is intended to enhance comparability with other publicly traded multinational entities.

We have adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis. Our income tax rate reconciliation for fiscal 2026 was as follows:

	Fiscal Year Ended February 28, 2026
	(in thousands)	Percent
Tax at U.S. federal statutory tax rate	$(176,156)	21.0%
State and local income taxes, net of federal income tax effect (1)	411	—%
Foreign tax effects:
Switzerland
Statutory tax rate difference	47,502	(5.7)%
Cantonal and local taxes (2)
Vaud changes in valuation allowances	42,030	(5.0)%
Vaud asset impairment	10,124	(1.2)%
Vaud taxes and other	(28,901)	3.4%
Changes in valuation allowances	64,603	(7.7)%
Asset impairment	15,561	(1.9)%
Other	(6,892)	0.8%
United Kingdom
Asset impairment	26,984	(3.2)%
Other	(5,639)	0.7%
Other foreign jurisdictions	2,707	(0.3)%
Effect of cross-border tax laws	1,437	(0.2)%
Nontaxable or nondeductible items:
Asset impairment	63,732	(7.6)%
Other	4,071	(0.5)%
Changes in unrecognized tax benefits	(2,529)	0.3%
Other items	1,099	(0.1)%
Effective income tax rate	$60,144	(7.2)%
(1)State taxes in Mississippi and Texas made up the majority of the tax effect in this category.
(2)Cantonal taxes in Vaud made up the majority of the tax effect in this category.

Our income tax rate reconciliations for prior periods have not been adjusted and continue to reflect the presentation requirements in effect before the adoption of ASU 2023-09.

	Fiscal Years Ended Last Day of February,
	2025	2024
Effective income tax rate at the U.S. statutory rate	21.0%	21.0%
Impact of U.S. state income taxes	5.6%	2.2%
Effect of statutory tax rate in Macau	(3.5)%	(4.0)%
Effect of statutory tax rate in Barbados	(1.6)%	(2.4)%
Effect of statutory tax rate in Switzerland	(0.3)%	(1.8)%
Effect of income from other non-U.S. operations subject to varying rates	2.4%	2.3%
Effect of foreign exchange fluctuations	3.2%	(0.3)%
Effect of stock compensation	2.3%	1.2%
Effect of uncertain tax positions	(7.7)%	0.4%
Effect of non-deductible executive compensation	1.5%	1.9%
Effect of intangible asset reorganization	(70.5)%	—%
Effect of asset impairment	2.2%	—%
Effect of changes in valuation allowance	2.5%	3.9%
Effect of base erosion and anti-abuse tax	0.9%	—%
Effect of changes in tax rates	6.8%	(4.4)%
Other items	0.2%	(0.7)%
Effective income tax rate	(35.0)%	19.3%

Each year there are significant transactions or events that are incidental to our core businesses and by a combination of their nature and jurisdiction, can have a disproportionate impact on our reported effective tax rates. Without these transactions or events, the trend in our effective tax rates would follow a more normalized pattern.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

(in thousands)	February 28, 2026	February 28, 2025
Deferred tax assets, gross:
Operating loss carryforwards and tax credits	$46,700	$22,436
Accounts receivable	6,650	5,976
Inventories	17,264	18,373
Operating lease liabilities	13,913	10,448
Research and development expenditures	3,901	4,911
Interest limitation	15,904	13,616
Accrued expenses and other	7,403	5,613
Amortization	55,705	14,033
Total gross deferred tax assets	167,440	95,406
Valuation allowance	(129,240)	(21,374)
Deferred tax liabilities:
Operating lease assets	(11,446)	(7,844)
Depreciation	(25,229)	(27,811)
Total deferred tax assets, net	$1,525	$38,377

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, expected future taxable income and tax planning strategies in assessing the ultimate realization of deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not be recoverable. In fiscal 2026, the $107.9 million increase in our valuation allowance was principally due to deferred tax assets in Switzerland, most of which were generated as part of the intangible asset reorganization in fiscal 2025 and intangible asset impairment charges recognized in fiscal 2026, that were determined to be non-realizable.

The composition of our operating loss carryforwards and tax credits at the end of fiscal 2026 was as follows:

		February 28, 2026
(in thousands)	Tax Year Expiration Date Range	Deferred Tax Assets	Operating Loss Carryforward
U.S. state operating loss carryforwards	2036-2047	$2,156	$43,850
Non-U.S. operating loss carryforwards with definite carryover periods	2028-2046	24,344	183,569
Non-U.S. operating loss carryforwards with indefinite carryover periods	Indefinite	20,200	115,628
Subtotal		46,700	$343,047
Less portion of valuation allowance established for operating loss carryforwards		(43,895)
Total operating loss carryforwards, net of valuation allowance		$2,805

Any future amount of deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during any carryforward periods are reduced.

During fiscal 2026, 2025 and 2024, changes in the total amount of unrecognized tax benefits (excluding interest and penalties) were as follows:

	Fiscal Years Ended Last Day of February,
(in thousands)	2026	2025	2024
Total unrecognized tax benefits, beginning balance	$605	$6,824	$6,018
Tax positions taken during the current period	—	894	806
Tax positions taken during the prior period	184	—	—
Lapse in statute of limitations	(605)	—	—
Settlements	—	(7,113)	—
Total unrecognized tax benefits, ending balance	184	605	6,824
Less current unrecognized tax benefits	—	—	—
Non-current unrecognized tax benefits	$184	$605	$6,824

During fiscal 2026, the amount of unrecognized tax benefits decreased by $0.4 million primarily due to lapses in statutes of limitations. If we are able to sustain our positions with the relevant taxing authorities, approximately $0.2 million (excluding interest and penalties) of uncertain tax position liabilities as of February 28, 2026 would favorably impact our effective tax rate in future periods.

We classify interest and penalties on uncertain tax positions as income tax expense. At the end of fiscal 2026 and 2025, the liability for tax-related interest and penalties associated with unrecognized tax benefits was $0.1 million and $2.2 million, respectively. Additionally, during fiscal 2026, 2025 and 2024, we recognized tax benefits of $2.1 million, $1.0 million and a de minimis amount of tax expense, respectively, from tax-related interest and penalties in the consolidated statements of (loss) income.

We file income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. As of February 28, 2026, tax years under examination or still subject to examination by material tax jurisdictions were as follows:

Jurisdiction	Tax Years Under Examination	Open Tax Years
Barbados	- None -	2021	—	2026
China	2009-2018	2009	—	2026
Macao	- None -	2021	—	2026
Switzerland	- None -	2021	—	2026
United Kingdom	- None -	2025	—	2026
U.S.	- None -	2022	—	2026

Following the adoption of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, our cash income taxes paid, net of refunds, were as follows:

(in thousands)	Fiscal Year Ended February 28, 2026
U.S. Federal	$14,817
Other	2,648
Total U.S.	17,465

Hong Kong	(2,962)
Macao	6,152
United Kingdom	2,707
Other	3,163
Total Non-U.S.	$9,060
Total	$26,525

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

The following table presents our weighted average basic and diluted shares outstanding for the periods shown:

	Fiscal Years Ended Last Day of February,
(in thousands)	2026	2025	2024
Weighted average shares outstanding, basic	23,002	23,012	23,865
Incremental shares from share-based compensation arrangements	—	53	105
Weighted average shares outstanding, diluted (1)	23,002	23,065	23,970

Anti-dilutive securities	378	131	44
(1)Due to the net loss for fiscal 2026, 97 thousand incremental shares from share-based compensation arrangements were excluded from the computation of diluted weighted average shares outstanding because their effect would be anti-dilutive.

HELEN OF TROY LIMITED AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

(in thousands)	Beginning Balance	Additions (1)	Deductions (2)	Ending Balance
Allowance for credit losses:
Year Ended February 28, 2026	$4,294	$634	$5	$4,923
Year Ended February 28, 2025	$7,481	$(143)	$3,044	$4,294
Year Ended February 29, 2024	$1,678	$6,103	$300	$7,481
Deferred tax asset valuation allowance:
Year Ended February 28, 2026	$21,374	$107,866	$—	$129,240
Year Ended February 28, 2025	$19,044	$2,330	$—	$21,374
Year Ended February 29, 2024	$10,706	$8,338	$—	$19,044
(1)Additions to the allowance for credit losses represent periodic net charges to the allowance, inclusive of any recoveries of receivables previously written off. The addition to the allowance for credit losses in fiscal 2024, includes a charge for uncollectible receivables due to the bankruptcy of Bed, Bath & Beyond. In fiscal 2026, the addition to the deferred tax asset valuation allowance was primarily due to downward revisions to our internal forecasts utilized in our impairment testing during fiscal 2026 impacting the realizability of net deferred tax assets recorded in connection with the Company’s intangible asset reorganization in fiscal 2025 and intangible asset impairment charges recognized in fiscal 2026. In fiscal 2025, the addition to the deferred tax asset valuation allowance was principally due to changes in the value of operating loss carryforwards not expected to be used in future years. In fiscal 2024, the addition to the deferred tax asset valuation allowance was primarily due to net operating loss carryforwards recorded in fiscal 2024 as a result of the Bermuda corporate income tax enactment that are not expected to be recoverable, partially offset by changes in estimates of the recoverability of deferred tax assets.
(2)Deductions to the allowance for credit losses represent uncollectible balances written off. The deduction to the allowance for credit losses in fiscal 2025 was primarily due to the write-off of uncollectible Bed, Bath & Beyond balances.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective at the reasonable assurance level. During our fiscal quarter ended February 28, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended February 28, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in our definitive Proxy Statement for the 2026 Annual General Meeting of Shareholders (the “Proxy Statement”) is incorporated by reference in response to this Item 10, as noted below:

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

Item 11. Executive Compensation

Information set forth under the captions “Director Compensation”; “Executive Compensation Tables”; “Equity Award Grant Practices”; “Compensation Discussion & Analysis”; “CEO Pay Ratio for Fiscal Year 2026”; “Compensation Committee Interlocks and Insider Participation”; and “Compensation Committee Report” in our Proxy Statement is incorporated by reference in response to this Item 11.

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
3.2
Amended and Restated Bye-Laws (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, File No. 001-14669, filed with the Securities and Exchange Commission on June 27, 2016).

4.1
Description of the Company’s Securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2020, filed with the Securities and Exchange Commission on April 29, 2020).

10.1†
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2014, filed with the Securities and Exchange Commission on April 29, 2014).

10.2†
Amended and Restated Helen of Troy Limited 2011 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on 10-Q, filed with the Securities and Exchange Commission on October 11, 2016).

10.3†
Helen of Troy Limited 2018 Stock Incentive Plan (incorporated by reference to Annex B of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on June 28, 2018 (the “2018 Proxy”)).

10.4†	Helen of Troy Limited 2018 Employee Stock Purchase Plan (incorporated by reference to Annex C of the 2018 Proxy).
10.5†
Amended and Restated Severance Agreement between Helen of Troy Nevada Corporation and Brian Grass, dated May 2, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 6, 2025).

10.6†
Amended and Restated Employment Agreement among Helen of Troy Nevada Corporation, Helen of Troy Limited, a Bermuda company, Helen of Troy Limited, a Barbados company, and Julien Mininberg, effective March 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2020).

10.7†
Employment Agreement among Helen of Troy Nevada Corporation and Noel Geoffroy, dated April 25, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2023).

10.8†
Employment Agreement between Helen of Troy Limited, Helen of Troy Nevada Corporation and Scott Uzzell, dated August 12, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2025).

10.9
Credit Agreement dated February 15, 2024, by and among Helen of Troy Texas Corporation, Helen of Troy Limited, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 20, 2024 (the “February 2024 8-K”)).

10.10
Guaranty dated February 15, 2024, made by Helen of Troy Limited and certain of its subsidiaries in favor of Bank of America, N.A. and other lenders (incorporated by reference to Exhibit 10.2 of the Company’s February 2024 8-K).

10.11
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
10.13†
Helen of Troy Limited 2025 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2025).

19
Policy on Insider Trading (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2025, filed with the Securities and Exchange Commission on April 24, 2025).

21*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Joint certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 of the Company’s 2024 10-K).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELEN OF TROY LIMITED

By: /s/ G. Scott Uzzell
G. Scott Uzzell Chief Executive Officer, Director and Principal Executive Officer April 23, 2026
Pursuant to the requirements of the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ G. Scott Uzzell	/s/ Brian L. Grass
G. Scott Uzzell Chief Executive Officer, Director and Principal Executive Officer April 23, 2026	Brian L. Grass Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer April 23, 2026

/s/ Timothy F. Meeker	/s/ Tabata L. Gomez
Timothy F. Meeker Director, Chairman of the Board April 23, 2026	Tabata L. Gomez Director April 23, 2026

/s/ Beryl B. Raff	/s/ Krista L. Berry
Beryl B. Raff Director April 23, 2026	Krista L. Berry Director April 23, 2026

/s/ Darren G. Woody	/s/ Thurman K. Case
Darren G. Woody Director April 23, 2026	Thurman K. Case Director April 23, 2026

/s/ Vincent D. Carson	/s/ Elena B. Otero
Vincent D. Carson Director April 23, 2026	Elena B. Otero Director April 23, 2026