Form 10-Q
period 2026-05-31
HELEN OF TROY LTD
filed 2026-07-08
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2026
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
As of June 29, 2026, there were 23,292,061 common shares, $0.10 par value per share, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except shares and par value)	May 31, 2026	February 28, 2026
Assets
Assets, current:
Cash and cash equivalents	$21,682	$18,886
Receivables, less allowances of $5,973 and $4,923	323,835	361,300
Inventory	467,395	455,812
Prepaid expenses and other current assets	34,382	24,146
Income taxes receivable	8,960	5,375
Total assets, current	856,254	865,519

Property and equipment, net of accumulated depreciation of $203,009 and $193,622	303,255	308,021
Goodwill	472,281	472,281
Other intangible assets, net of accumulated amortization of $177,650 and $173,495	368,791	372,850
Operating lease assets	54,741	49,371
Deferred tax assets, net	4,096	4,224
Assets held for sale	—	23,104
Other assets	20,646	20,178
Total assets	$2,080,064	$2,115,548

Liabilities and Stockholders’ Equity
Liabilities, current:
Accounts payable	$245,945	$256,414
Accrued expenses and other current liabilities	188,753	199,606
Income taxes payable	20,492	23,945
Long-term debt, current maturities	25,000	25,000
Total liabilities, current	480,190	504,965

Long-term debt, excluding current maturities	691,147	755,811
Lease liabilities, non-current	55,198	52,884
Deferred tax liabilities, net	7,667	2,699
Other liabilities, non-current	2,343	992
Total liabilities	1,236,545	1,317,351

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 23,285,621 and 23,077,230 shares issued and outstanding	2,329	2,308
Additional paid in capital	391,514	384,979
Accumulated other comprehensive income (loss)	1,127	(1,877)
Retained earnings	448,549	412,787
Total stockholders’ equity	843,519	798,197
Total liabilities and stockholders’ equity	$2,080,064	$2,115,548

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three Months Ended May 31,
(in thousands, except per share data)	2026	2025
Sales revenue, net	$402,115	$371,655
Cost of goods sold	217,260	196,644
Gross profit	184,855	175,011

Selling, general and administrative expense (“SG&A”)	124,506	167,664
Asset impairment charges	—	414,385
Operating income (loss)	60,349	(407,038)

Non-operating income, net	218	308
Interest expense	12,243	13,808
Income (loss) before income tax	48,324	(420,538)

Income tax expense	12,562	30,180
Net income (loss)	$35,762	$(450,718)

Earnings (loss) per share:
Basic	$1.54	$(19.65)
Diluted	1.51	(19.65)

Weighted average shares used in computing earnings (loss) per share:
Basic	23,265	22,943
Diluted	23,758	22,943

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended May 31,
(in thousands)	2026	2025
Net income (loss)	$35,762	$(450,718)
Other comprehensive income (loss), net of tax:
Cash flow hedge activity - interest rate swaps	1,186	1,292
Cash flow hedge activity - foreign currency contracts	1,818	(7,048)
Total other comprehensive income (loss), net of tax	3,004	(5,756)
Comprehensive income (loss)	$38,766	$(456,474)

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 28, 2025	22,856	$2,286	$367,106	$2,278	$1,311,769	$1,683,439
Net loss	—	—	—	—	(450,718)	(450,718)
Other comprehensive loss, net of tax	—	—	—	(5,756)	—	(5,756)
Issuance and settlement of restricted stock	75	7	(8)	—	—	(1)
Issuance of common stock related to stock purchase plan	39	4	1,753	—	—	1,757
Common stock repurchased and retired	(25)	(3)	(1,328)	—	—	(1,331)
Share-based compensation	—	—	296	—	—	296
Balances at May 31, 2025	22,945	$2,294	$367,819	$(3,478)	$861,051	$1,227,686

Balances at February 28, 2026	23,077	$2,308	$384,979	$(1,877)	$412,787	$798,197
Net income	—	—	—	—	35,762	35,762
Other comprehensive income, net of tax	—	—	—	3,004	—	3,004
Issuance and settlement of restricted stock	182	18	(18)	—	—	—
Issuance of common stock related to stock purchase plan	89	9	1,325	—	—	1,334
Common stock repurchased and retired	(62)	(6)	(1,209)	—	—	(1,215)
Share-based compensation	—	—	6,437	—	—	6,437
Balances at May 31, 2026	23,286	$2,329	$391,514	$1,127	$448,549	$843,519

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended May 31,
(in thousands)	2026	2025
Cash (used) provided by operating activities:
Net income (loss)	$35,762	$(450,718)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	13,377	14,084
Amortization of financing costs	406	369
Non-cash operating lease expense	3,344	2,189
Provision for credit losses	1,198	621
Non-cash share-based compensation	6,437	296
Asset impairment charges	—	414,385
Gain on sale of distribution facility	(54,854)	—
Gain on the sale or disposal of property and equipment	(32)	(39)
Deferred income taxes and tax credits	4,346	(19,988)
Changes in operating capital, net of effects of acquisition of business:
Receivables	34,405	114,092
Inventory	(11,583)	(31,512)
Prepaid expenses and other current assets	(9,132)	(1,777)
Other assets and liabilities, net	84	(271)
Accounts payable	(7,555)	(42,372)
Accrued expenses and other current liabilities	(11,248)	15,019
Accrued income taxes	(5,591)	43,960
Net cash (used) provided by operating activities	(636)	58,338

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(5,806)	(13,362)
Net proceeds from business acquired	—	3,880
Payments for purchases of U.S. Treasury Bills	(724)	(687)
Proceeds from maturities of U.S. Treasury Bills	657	639
Proceeds from sale of distribution facility	78,160	—
Proceeds from the sale of property and equipment	32	46
Proceeds from promissory note	164	—
Net cash provided (used) by investing activities	72,483	(9,484)

Cash used by financing activities:
Proceeds from revolving loans	257,740	131,500
Repayment of revolving loans	(316,560)	(424,200)
Proceeds from term loans	—	250,000
Repayment of long-term debt	(6,250)	(2,344)
Payment of financing costs	—	(434)
Payment for contingent consideration	(4,100)	—
Proceeds from share issuances under share-based compensation plans	1,334	1,757
Payments for repurchases of common stock	(1,215)	(1,331)
Net cash used by financing activities	(69,051)	(45,052)

Net increase in cash and cash equivalents	2,796	3,802
Cash and cash equivalents, beginning balance	18,886	18,867
Cash and cash equivalents, ending balance	$21,682	$22,669

Supplemental non-cash investing activity:
Capital expenditures included in accounts payable and accrued expenses	$6,380	$6,670

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
May 31, 2026

Note 1 - Basis of Presentation and Related Information

Corporate Overview

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of May 31, 2026 and February 28, 2026, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2026 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. Our portfolio of brands includes OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools, Drybar, Curlsmith, Revlon and Olive & June, among others. As of May 31, 2026, we operated two reportable segments: Home & Outdoor and Beauty & Wellness.

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

Our business is seasonal due to different calendar events, holidays and seasonal weather and illness patterns. Our fiscal reporting period ends on the last day in February. Historically, our highest sales volume and operating income occur in our third fiscal quarter ending November 30th. We purchase our products from unaffiliated manufacturers, most of which are located in China, Vietnam, Mexico and the U.S.

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

Note 3 - Gain on Sale of Distribution Facility

On April 14, 2026, we completed the sale of our distribution facility in Southaven, Mississippi for a total sales price of $82.0 million, less costs to sell of $3.8 million. Accordingly, we recognized a gain on the sale of $54.9 million within SG&A during the first quarter of fiscal 2027, which was recognized by our Beauty & Wellness segment. The final related property and equipment totaling $23.3 million, net of accumulated depreciation of $29.4 million, was derecognized from the condensed consolidated balance sheet. We used the proceeds from the sale to repay amounts outstanding under our credit facility.

Note 4 - Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities was as follows:

(in thousands)	May 31, 2026	February 28, 2026
Accrued compensation, benefits and payroll taxes	$21,193	$33,838
Accrued sales discounts and allowances	52,154	44,209
Accrued sales returns	21,347	23,234
Accrued advertising	28,627	25,961
Other	65,432	72,364
Total accrued expenses and other current liabilities	$188,753	$199,606

Note 5 - Goodwill and Intangibles

We perform annual impairment testing each fiscal year and interim impairment testing, if necessary. We write down any asset deemed to be impaired to its fair value.

During the first quarter of fiscal 2027, we did not identify any circumstances or conditions which suggest that the carrying value of our goodwill and other intangible assets might be impaired and did not recognize any asset impairment charges.

During the first quarter of fiscal 2026, we concluded that a goodwill impairment triggering event had occurred due to a further sustained decline in our stock price, resulting in our carrying value (excluding long-term debt) exceeding the Company’s total enterprise value (market capitalization plus long-term debt). Additional factors that contributed to this conclusion included downward revisions to our internal forecasts and strategic long-term plans, which reflected the tariff policies in effect and the related macroeconomic environment at the end of our first quarter of fiscal 2026, including the corresponding impact on consumer spending and retailer orders. These factors were applicable to all of our reporting units, indefinite-lived trademark licenses and trade names and definite-lived trademark licenses, trade names and certain other intangible assets. Thus, we performed quantitative impairment testing on our goodwill and intangible assets described above during the first quarter of fiscal 2026.

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

Based on the outcome of these assessments, we recognized pre-tax asset impairment charges as follows:

(in thousands)	Three Months Ended May 31, 2025
Home & Outdoor (1)	$219,095
Beauty & Wellness (2)	195,290
Total	$414,385
(1)Asset impairment charges recognized for our Home & Outdoor segment included goodwill impairment charges of $93.3 million and $74.2 million related to our Osprey and Hydro Flask reporting units, respectively, trade name impairment charges of $37.0 million and $5.0 million related to our Hydro Flask and Osprey indefinite-lived trade names, respectively, and impairment charges of $8.8 million and $0.8 million related to our Hydro Flask customer relationships and other intangible assets, respectively.
(2)Asset impairment charges recognized for our Beauty & Wellness segment included goodwill impairment charges of $87.3 million, $32.4 million and $29.7 million related to our Drybar, Curlsmith and Health & Wellness reporting units, respectively, trade name impairment charges of $6.0 million, $3.9 million and $2.8 million related to our PUR indefinite-lived trade name and Curlsmith and Drybar definite-lived trade names, respectively, and impairment charges of $19.6 million, $10.7 million and $2.8 million related to our Revlon trademark license, Drybar customer relationships and Drybar other intangible assets, respectively.

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

Note 6 - Share-Based Compensation Plans

As part of our compensation structure, we grant share-based compensation awards to certain employees and non-employee members of our Board of Directors during the fiscal year. These awards may be subject to attainment of certain service conditions, performance conditions and/or market conditions. In connection with our annual grant during the first quarter of fiscal 2027, we granted 921,095 service condition awards (“Service Condition Awards”) with a weighted average grant date fair value of $16.47. Additionally, we granted 449,304 performance-based awards during the first quarter of fiscal 2027, of which 299,550 contained performance conditions (“Performance Condition Awards”) and 149,754 contained market conditions (“Market Condition Awards”), with weighted average grant date fair values of $16.47 and $12.35, respectively. Refer to our Form 10-K for further information on the Company’s share-based compensation plans.

We recorded share-based compensation expense in SG&A as follows:

	Three Months Ended May 31,
(in thousands)	2026	2025 (1)
Directors’ stock compensation	$196	$196
Service Condition Awards	3,859	3,941
Performance Condition Awards	1,039	(4,526)
Market Condition Awards	838	124
Employee stock purchase plan	505	561
Share-based compensation expense	6,437	296
Less: income tax benefits	(424)	(157)
Share-based compensation expense, net of income tax benefits	$6,013	$139
(1)Share-based compensation expense during the first quarter of fiscal 2026 includes a benefit for Performance Condition Awards, as a result of a change in estimate from target achievement to zero percent achievement for Performance Condition Awards granted during fiscal 2024.

Unrecognized Share-Based Compensation Expense

As of May 31, 2026, our total unrecognized share-based compensation for all awards was $28.1 million, which will be recognized over a weighted average amortization period of 2.3 years. The total unrecognized share-based compensation reflects an estimate of target achievement for outstanding Performance Condition Awards granted during both fiscal 2027 and 2026, and a weighted average estimate of 81% of target achievement for outstanding Performance Condition Awards granted during fiscal 2025.

Note 7 - Repurchases of Common Stock

In August 2024, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 20, 2024, for a period of three years, and replaced our former repurchase authorization. As of May 31, 2026, our repurchase authorization allowed for the purchase of $496.8 million of common stock.

Our current equity-based compensation plans include provisions that allow for the “net exercise” of share-settled awards by all plan participants. In a net exercise, any required payroll taxes and federal withholding taxes due from the share-based award holders are settled by having the holder tender back to us a number of shares at fair value equal to the amounts due. Net exercises are treated as repurchases of shares.

For the periods presented, there were no common stock open market repurchases. The following table summarizes our share repurchase activity in connection with share-based compensation for the periods shown:

	Three Months Ended May 31,
(in thousands, except share and per share data)	2026	2025
Common stock received in connection with share-based compensation:
Number of shares	62,200	24,660
Aggregate value of shares	$1,215	$1,331
Average price per share	$19.53	$53.96

Note 8 - Commitments and Contingencies

Legal Matters

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described below.

In fiscal 2022, we completed the sale of our North America personal care business to HRB Brands LLC (“HRB Brands”). After the sale, we were named as a defendant in multiple lawsuits related to the use of personal care products containing talcum powder, primarily Brut deodorant and Ammens powder sold by our wholly-owned subsidiary, Idelle Labs, Ltd. We tendered indemnification of these cases to HRB Brands, which assumed control of the defense of the claims. After many years, during the fourth quarter of fiscal 2026, HRB Brands asserted that it was contesting the indemnification of these cases and tendered the indemnification back to us. Consequently, in order to protect the Company and its rights and defenses, we began to defend these cases. The Company maintains its position that HRB Brands is obligated to defend and indemnify the Company against these claims and plans to vigorously contest HRB Brands’ position. With respect to the talcum powder cases, we believe we have substantial defenses to the claims. The ultimate outcome of enforcing our indemnification claims against HRB Brands and the litigation relating to the talcum cases is inherently uncertain, and we cannot predict its resolution. During the first quarter of fiscal 2027, we paid approximately $1.0 million in settlements of these cases and accrued an additional $1.3 million for potential settlements and legal fees. As of May 31, 2026, we had an estimated liability of approximately $1.8 million . We cannot estimate the amount or range of amounts by which the liability may exceed the accrual established because of (i) the inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, and (iii) the many factors, developments and inherent uncertainties involved with litigation that could affect the Company’s estimate of the liability.

On June 2, 2026, the Company and certain of its officers were named as defendants in a purported federal securities class action lawsuit filed in the United States District Court for the Western District of Texas. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b‑5 relating to certain prior disclosures of the Company. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired the Company’s common stock between April 24, 2024 and October 8, 2025. The Company believes the allegations asserted in the complaint are without merit and intends to defend them vigorously. At this early stage of the proceedings, the Company is unable to predict the outcome of this matter or reasonably estimate the possible loss or range of loss, if any.

Tariff Refunds

On March 4, 2026, the U.S. Court of International Trade issued an additional ruling that importers that paid tariffs under International Emergency Economic Powers Act (“IEEPA”) are due refunds and ordered U.S. Customs and Border Protection (“CBP”) to begin the refund process for all importers who were subject to IEEPA duties. During fiscal 2026, we paid IEEPA tariffs totaling $80.5 million. On April 20, 2026, the CBP launched Phase 1 of a process for submitting IEEPA refund claims. We submitted Phase 1 refund claims in May 2026 totaling $6.0 million, a small portion of which were accepted by the CBP prior to May 31, 2026. As of May 31, 2026, we concluded that $1.9 million of tariff refunds were probable of being recovered and recorded a receivable within prepaids and other current assets, along with corresponding reductions to “Cost of goods sold” of $1.8 million and inventory of $0.1 million in our condensed consolidated financial statements. The tariff refunds recognized during the first quarter of fiscal 2027 were all related to our Home & Outdoor segment. Subsequent to the first quarter of fiscal 2027, in June 2026, we submitted additional Phase 1 refund claims totaling $3.2 million related to our Beauty & Wellness segment. On June 29, 2026, CBP launched Phase 2 of the IEEPA refund claims process, which we are in process of preparing. As of July 1, 2026, we received partial payments totaling $1.6 million for our Phase 1 tariff refunds and an immaterial amount of interest. The Company will continue to monitor regulatory guidance regarding the refund process and will recognize additional recoveries when the right to receipt becomes probable.

EPA Regulatory Matter

During fiscal 2022 and 2023, we were in discussions with the U.S. Environmental Protection Agency (the “EPA”) regarding the compliance of packaging and labeling claims on certain of our products in the air and water filtration and humidification categories within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging and labeling compliance discussions, we completed the repackaging and relabeling of impacted products during fiscal 2023. We continue to have ongoing settlement discussions with the EPA related to this matter. As of February 28, 2026, we accrued an estimated liability of $4.4 million, which represents our best estimate of probable settlement costs related to this matter. For additional information refer to Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “EPA Compliance Costs.”

Note 9 - Long-Term Debt

A summary of our long-term debt follows:

(in thousands)	May 31, 2026	February 28, 2026
Credit Agreement (1):
Revolving loans	$249,380	$308,200
Term loans	471,094	477,344
Total borrowings under Credit Agreement	720,474	785,544
Unamortized prepaid financing fees	(4,327)	(4,733)
Total long-term debt	716,147	780,811
Less: current maturities of long-term debt	(25,000)	(25,000)
Long-term debt, excluding current maturities	$691,147	$755,811
(1)The weighted average interest rates on borrowings outstanding under the Credit Agreement (defined below) inclusive of the impact of our interest rate swaps as of May 31, 2026 and February 28, 2026 were 5.6% and 5.7%, respectively.

Credit Agreement

We have an amended credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for aggregate commitments of $1.25 billion, which are available through (i) a $750 million revolving credit facility, which includes a $50 million sublimit for the issuance of letters of credit, (ii) a $250 million term loan facility, and (iii) a $250 million delayed draw term loan facility. Proceeds can be used for working capital and other general corporate purposes, including funding permitted acquisitions. During the first quarter of fiscal 2026, we borrowed $250.0 million under the delayed draw term loan facility and utilized the proceeds to repay debt outstanding under the revolving credit facility. During the first quarter of fiscal 2026, we capitalized $0.4 million of lender fees and a de minimis amount of third-party fees incurred in connection with the delayed draw term loan facility borrowing, which were recorded as prepaid financing fees in long-term debt. The Credit Agreement matures on February 15, 2029. The Credit Agreement includes an accordion feature, which permits the Company to request to increase its borrowing capacity by an additional $300 million plus an unlimited amount when the Leverage Ratio (as defined in the Credit Agreement), on a pro-forma basis, is less than 3.25 to 1.00. The term loans and delayed draw term loans are currently payable at the end of each fiscal quarter in equal installments of 1.25% of the original principal balance, with the remaining balance due at the maturity date. Borrowings under the Credit Agreement bear floating interest at either the Base Rate or Term SOFR (as defined in the Credit Agreement), plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.375% and 1.0% to 2.375% for Base Rate and Term SOFR borrowings, respectively. We also incur loan commitment and letter of credit fees under the Credit Agreement ranging from 0.1% to 0.45% per annum and 1.0% to 2.375% per annum, respectively, based on our Net Leverage Ratio.

The floating interest rates on our borrowings under the Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $425 million and $325 million of the outstanding principal balance under the Credit Agreement as of May 31, 2026 and February 28, 2026, respectively. The weighted average interest rate on borrowings hedged with interest rate swaps was 3.3% as of both May 31, 2026 and February 28, 2026. The Term SOFR interest rates as of May 31, 2026 and February 28, 2026 were 3.6% and 3.7%, respectively. See Notes 10, 11, and 12 for additional information regarding our interest rate swaps.

As of May 31, 2026, the balance of outstanding letters of credit was $9.5 million, the amount available for revolving loans under the Credit Agreement was $491.2 million, and the amount available per the maximum Leverage Ratio was $168.5 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of May 31, 2026, these covenants effectively limited our ability to incur more than $168.5 million of additional debt from all sources, including the Credit Agreement.

Debt Covenants

As of May 31, 2026, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

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

The following table presents the fair value of our financial assets and liabilities:

	Fair Value
(in thousands)	May 31, 2026	February 28, 2026
Assets:
Cash equivalents (money market accounts)	$6,655	$4,189
U.S. Treasury Bills	11,138	11,175
Interest rate swaps	1,729	381
Foreign currency derivatives	1,202	375
Total assets	$20,724	$16,120

Liabilities:
Interest rate swaps	$—	$196
Contingent consideration	400	5,400
Foreign currency derivatives	1,563	2,954
Total liabilities	$1,963	$8,550

All of our financial assets and liabilities, except for our investments in U.S. Treasury Bills, are measured and recorded at fair value on a recurring basis. Our investments in U.S. Treasury Bills are recorded at amortized cost. As of May 31, 2026 and February 28, 2026, the current carrying amounts of our U.S. Treasury Bills were $2.5 million and $2.6 million, respectively, and were included within prepaid expenses and other current assets in our condensed consolidated balance sheets. As of May 31, 2026 and February 28, 2026, the non-current carrying amounts of our U.S. Treasury Bills were $8.6 million and $8.5 million, respectively, and were included within other assets in our condensed consolidated balance sheets.

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

Our investments in U.S. Treasury Bills are classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. We invest in U.S. Treasury Bills with maturities ranging from two to five years. As of May 31, 2026 and February 28, 2026, gross unrealized gains were immaterial and $0.1 million, respectively, and losses were not material for both periods. During both the three months ended May 31, 2026 and 2025, we recognized interest income on these investments of $0.1 million, which is included in “Non-operating income, net” in our condensed consolidated statements of income (loss).

We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates. In addition, we use interest rate swaps to manage our exposure to changes in interest rates. All of our derivative assets and liabilities are recorded at fair value. See Notes 11 and 12 for more information on our derivatives.

In connection with the acquisition of Olive & June in December 2024, we recognized contingent consideration, as a result of the total purchase consideration including contingent cash consideration of up to $15.0 million payable annually in three equal installments subject to Olive & June achieving certain adjusted EBITDA targets during calendar years 2025, 2026 and 2027. If the annual adjusted EBITDA target is not met, no payment is required. As of the acquisition date, we recorded a liability for the estimated fair value of the contingent consideration of $4.1 million. This contingent consideration liability is remeasured at fair value each reporting period until the contingency is resolved, with changes in fair value recognized in SG&A. The fair value of the contingent consideration liability was determined using a Monte Carlo simulation model, which utilizes projected adjusted EBITDA and corresponding volatility and discount rates to estimate the probability of the adjusted EBITDA targets being achieved. The projected adjusted EBITDA during the earn-out period was derived from internal forecasts and represents a Level 3 input, and was discounted using an estimated discount rate of 14% and 13% as of May 31, 2026 and February 28, 2026, respectively. Adjusted EBITDA volatility was calculated based upon peer companies, and the third quartile of 33% and 41% was selected as a key input into the Monte Carlo simulation model as of May 31, 2026 and February 28, 2026, respectively. In the simulated scenarios where a payment is earned, the projected contingent payments were discounted using an estimated credit risk discount rate of 6.9% and 6.6%, as of May 31, 2026 and February 28, 2026, respectively. Changes in these inputs may result in a significant increase or decrease in the fair value of the contingent consideration liability with a corresponding impact to SG&A.

Level 3 Fair Value Measurements

The following table presents the changes in our Level 3 contingent consideration liability:

	Three Months Ended May 31,
(in thousands)	2026	2025
Balance at beginning of period	$5,400	$4,100
Changes in fair value	—	—
Settlements (1)	(5,000)	—
Balance at end of period (2)	$400	$4,100
(1)Represents a contingent consideration payment of $5.0 million in April 2026 based on Olive & June’s achievement of the adjusted EBITDA target for calendar year 2025.
(2)As of May 31, 2026 and May 31, 2025, the estimated fair value of the contingent consideration liability was $0.4 million and $4.1 million, respectively, of which $0.3 million and $1.8 million was included within accrued expenses and other current liabilities, respectively, and $0.1 million and $2.3 million was included within other liabilities, non-current, respectively, in our condensed consolidated balance sheet.

Note 11 - Financial Instruments and Risk Management

Foreign Currency Risk

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales and operating expenses. As a result of such transactions, portions of our cash, accounts receivable and accounts payable are denominated in foreign currencies. Approximately

15% and 16% of our net sales revenue was denominated in foreign currencies during the three months ended May 31, 2026 and 2025, respectively. These sales were primarily denominated in Euros, British Pounds and Canadian Dollars. We make most of our inventory purchases from manufacturers in Asia and primarily use the U.S. Dollar for such purchases.

In our condensed consolidated statements of income (loss), foreign currency exchange rate gains and losses resulting from the remeasurement of foreign income tax receivables and payables and deferred income tax assets and liabilities are recognized in income tax expense, and all other foreign currency exchange rate gains and losses are recognized in SG&A. During the three months ended May 31, 2026 and 2025, we recorded a foreign currency exchange rate net loss of an immaterial amount and a net gain of $6.6 million, respectively, in income tax expense. During the three months ended May 31, 2026 and 2025, we recorded a foreign currency exchange rate net loss of $0.5 million and a net gain of $1.7 million, respectively, in SG&A. We mitigate certain foreign currency exchange rate risk by using forward contracts to protect against the foreign currency exchange rate risk inherent in our transactions denominated in foreign currencies. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. Certain of our forward contracts are designated as cash flow hedges (“foreign currency contracts”) and are recorded on the balance sheet at fair value with changes in fair value recorded in Other Comprehensive Income (Loss) (“OCI”) until the hedge transaction is settled, at which point amounts are reclassified from Accumulated Other Comprehensive Income (Loss) (“AOCI”) to our condensed consolidated statements of income (loss). Foreign currency derivatives for which we have not elected hedge accounting consist of certain forward contracts, and any changes in the fair value of these derivatives are recorded in our condensed consolidated statements of income (loss). These undesignated derivatives are used to hedge monetary net asset and liability positions. Cash flows from our foreign currency derivatives are classified as cash flows from operating activities in our condensed consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

Interest Rate Risk

Interest on our outstanding debt as of May 31, 2026 and February 28, 2026 is based on variable floating interest rates. If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on a portion of our outstanding principal balance under the Credit Agreement, which totaled $720.5 million and $785.5 million as of May 31, 2026 and February 28, 2026, respectively. As of May 31, 2026 and February 28, 2026, $425 million and $325 million of the outstanding principal balance under the Credit Agreement, respectively, was hedged with interest rate swaps to fix the interest rate we pay. Our interest rate swaps are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in OCI until the hedge transaction is settled, at which point amounts are reclassified from AOCI to our condensed consolidated statements of income (loss). Cash flows from our interest rate swaps are classified as cash flows from operating activities in our condensed consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

The following tables summarize the fair values of our derivative instruments as of the end of the periods presented:

(in thousands)	May 31, 2026
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- Current
Forward contracts - sell Euro	Cash flow	1/2028		€60,500	$697	$273	$304	$—
Forward contracts - sell Canadian Dollars	Cash flow	10/2027		$32,750	121	20	117	—
Forward contracts - sell Pounds	Cash flow	2/2028		£28,750	—	37	945	6
Forward contracts - sell Norwegian Kroner	Cash flow	8/2027	kr	52,500	1	—	159	—
Forward contracts - sell Mexican Pesos	Cash flow	2/2028		$162,500	6	—	—	5
Interest rate swaps	Cash flow	8/2027		$425,000	1,489	240	—	—
Subtotal					2,314	570	1,525	11

Derivatives not designated under hedge accounting
Forward contracts - sell Euro	(1)	6/2026		€6,670	47	—	—	—
Forward contracts - buy Pounds	(1)	6/2026		£3,551	—	—	27	—
Subtotal					47	—	27	—
Total fair value					$2,361	$570	$1,552	$11

(in thousands)	February 28, 2026
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities Non- Current
Forward contracts - sell Euro	Cash flow	11/2027		€67,000	$149	$137	$1,239	$—
Forward contracts - sell Canadian Dollars	Cash flow	10/2027		$29,600	23	8	330	—
Forward contracts - sell Pounds	Cash flow	12/2027		£32,000	—	33	1,174	42
Forward contracts - sell Norwegian Kroner	Cash flow	2/2027	kr	30,000	—	—	156	—
Interest rate swaps (2)	Cash flow	8/2027		$425,000	381	—	130	66
Subtotal					553	178	3,029	108

Derivatives not designated under hedge accounting
Forward contracts - sell Euro	(1)	3/2026		€6,764	25	—	—	—
Forward contracts - buy Pounds	(1)	3/2026		£787	—	—	13	—
Subtotal					25	—	13	—
Total fair value					$578	$178	$3,042	$108
(1)These forward contracts, for which we have not elected hedge accounting, hedge monetary net asset and liability positions for the notional amounts reported, creating an economic hedge against currency movements.
(2)Includes a forward-starting interest rate swap agreement with a notional amount of $100 million that became effective on March 1, 2026.

The pre-tax effects of derivative instruments designated as cash flow hedges were as follows for the periods presented:

	Three Months Ended May 31,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2026	2025	Location	2026	2025
Foreign currency contracts - cash flow hedges	$1,811	$(9,707)	Sales revenue, net	$(399)	$(723)
Interest rate swaps - cash flow hedges	1,942	2,613	Interest expense	398	928
Total	$3,753	$(7,094)		$(1)	$205

The pre-tax effects of derivative instruments not designated under hedge accounting were as follows for the periods presented:

	Gain (Loss) Recognized in Income
		Three Months Ended May 31,
(in thousands)	Location	2026	2025
Forward contracts	SG&A	$92	$(336)
Total		$92	$(336)

We expect a net gain of $0.8 million associated with foreign currency contracts and interest rate swaps currently recorded in AOCI to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle. See Notes 10 and 12 for more information.

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

Note 12 - Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component and related tax effects for the periods presented were as follows:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 28, 2025	$646	$1,632	$2,278
Other comprehensive income (loss) before reclassification	2,613	(9,707)	(7,094)
Amounts reclassified out of AOCI	(928)	723	(205)
Tax effects	(393)	1,936	1,543
Other comprehensive income (loss)	1,292	(7,048)	(5,756)
Balance at May 31, 2025	$1,938	$(5,416)	$(3,478)

Balance at February 28, 2026	$141	$(2,018)	$(1,877)
Other comprehensive income before reclassification	1,942	1,811	3,753
Amounts reclassified out of AOCI	(398)	399	1
Tax effects	(358)	(392)	(750)
Other comprehensive income	1,186	1,818	3,004
Balance at May 31, 2026	$1,327	$(200)	$1,127
See Notes 10 and 11 for additional information regarding our cash flow hedges.

Note 13 - Segment and Geographic Information

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

The following tables summarize reportable segment information with a reconciliation to our condensed consolidated results for the periods presented:

	Three Months Ended May 31, 2026
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$194,923	$207,192	$402,115
Less: (1)
Cost of goods sold	98,505	118,755	217,260
Operating expense (2)	88,253	36,253	124,506
Operating income	$8,165	$52,184	$60,349
Non-operating income, net			218
Interest expense			12,243
Income before income tax			$48,324

	Three Months Ended May 31, 2025
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$177,983	$193,672	$371,655
Less: (1)
Cost of goods sold	89,893	106,751	196,644
Operating expense (2)	301,883	280,166	582,049
Operating loss	$(213,793)	$(193,245)	$(407,038)
Non-operating income, net			308
Interest expense			13,808
Loss before income tax			$(420,538)
(1)These significant expense categories and amounts align with the reportable segment information that is regularly provided to the CODM.
(2)Operating expense for both reportable segments includes SG&A expense. Fiscal 2027 operating expense also includes a gain of $54.9 million on the sale of our distribution facility in Southaven, Mississippi recognized in our Beauty & Wellness segment. Fiscal 2026 operating expense also includes asset impairment charges of $414.4 million, of which $219.1 million and $195.3 million was recognized in our Home & Outdoor and Beauty & Wellness segments, respectively. See Note 3 and Note 5 for further information on the sale of our distribution facility and asset impairment charges, respectively.

The following tables summarize reportable segment information for the periods presented:

	Three Months Ended May 31, 2026
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Capital and intangible asset expenditures	$1,828	$3,978	$5,806
Depreciation and amortization	6,492	6,885	13,377
Non-cash share-based compensation	2,794	3,643	6,437

	Three Months Ended May 31, 2025
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Capital and intangible asset expenditures	$6,983	$6,379	$13,362
Depreciation and amortization	6,559	7,525	14,084
Non-cash share-based compensation	34	262	296
Asset impairment charges	219,095	195,290	414,385

Geographic Information

The following table presents net sales revenue by geographic region, in U.S. Dollars:

	Three Months Ended May 31,
(in thousands)	2026		2025
Domestic sales revenue, net (1)	$307,348	76.4%	$277,960	74.8%
International sales revenue, net	94,767	23.6%	93,695	25.2%
Total sales revenue, net	$402,115	100.0%	$371,655	100.0%
(1)Domestic net sales revenue includes net sales revenue from the U.S. and Canada.

Note 14 - Income Taxes

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

During the first quarter of fiscal 2026, we recognized goodwill and other intangible asset impairment charges of $414.4 million, which included $265.0 million of non-deductible goodwill that did not result in a tax benefit. The tax benefit on the impairment charge of $24.2 million was recognized over the course of fiscal 2026 in relation to pre-tax book income, rather than as a discrete item in the period in which the charges were incurred.

The downward revisions to our internal forecasts utilized in our impairment testing during the first quarter of fiscal 2026 impacted our assessment of the future realizability of a related deferred tax asset, which led to the recording of a discrete $16.5 million valuation allowance during the first quarter of fiscal 2026.

For the three months ended May 31, 2026, income tax expense was $12.6 million on pre-tax income of $48.3 million, compared to income tax expense of $30.2 million on a pre-tax loss of $420.5 million for the same period last year. The decrease in tax expense is primarily due to the comparative impact of non-deductible impairment charges and valuation allowances on deferred tax assets recorded during the same period last year, partially offset by the tax expense recognized for the gain on the sale of our distribution facility in Southaven, Mississippi.

Note 15 - Earnings Per Share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share using the weighted average number of shares of common stock outstanding plus the effect of dilutive securities. Dilutive securities at any given point in time consist of issued and contingently issuable unvested restricted stock units, performance stock units, restricted stock awards and performance restricted stock awards. Anti-dilutive securities are not included in the computation of diluted earnings per share under the treasury stock method. See Note 6 to these condensed consolidated financial statements for more information regarding stock-based awards.

The following table presents our weighted average basic and diluted shares outstanding for the periods shown:

	Three Months Ended May 31,
(in thousands)	2026	2025
Weighted average shares outstanding, basic	23,265	22,943
Incremental shares from share-based compensation arrangements	493	—
Weighted average shares outstanding, diluted (1)	23,758	22,943

Anti-dilutive securities	234	430
(1)Due to the net loss for the three months ended May 31, 2025, 28 thousand incremental shares from share-based compensation arrangements were excluded from the computation of diluted weighted average shares outstanding because their effect would be anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements included under Item 1., “Financial Statements.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations. Actual results may differ materially due to a number of factors, including those discussed in the section entitled “Information Regarding Forward-Looking Statements” following this MD&A, and in Item 3., “Quantitative and Qualitative Disclosures About Market Risk” in this report, as well as in Part I, Item IA., “Risk Factors” in the Company’s most recent annual report on Form 10-K for the fiscal year ended February 28, 2026 (“Form 10-K”) and its other filings with the Securities and Exchange Commission (the “SEC”). When used in this MD&A, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Helen of Troy”, “we”, “us” or “our” refer to Helen of Troy Limited and its subsidiaries. References to “fiscal” in connection with a numeric year number denotes our fiscal year ending on the last day of February, during the year number listed.

This MD&A, including the tables under the headings “Operating Income (Loss), Operating Margin, Adjusted Operating Income (non-GAAP) and Adjusted Operating Margin (non-GAAP) by Segment” and “Net Income (Loss), Diluted Earnings (Loss) Per Share, Adjusted Income (non-GAAP) and Adjusted Diluted Earnings Per Share (non-GAAP),” reports operating income (loss), operating margin, net income (loss) and diluted earnings (loss) per share without the impact of asset impairment charges, costs incurred in connection with the departure of our former Chief Executive Officer (“CEO”) primarily related to severance and recruitment costs (“CEO succession costs”), gain on the sale of our distribution facility in Southaven, Mississippi during the first quarter of fiscal 2027 (“gain on sale of distribution facility”), income tax expense from the recognition of valuation allowances in fiscal 2026 on deferred tax assets related to our intangible asset reorganization in fiscal 2025 (“intangible asset reorganization”), amortization of intangible assets and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial measures as defined by SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based financial measures presented in our condensed consolidated statements of income (loss). We believe that adjusted operating income, adjusted operating margin, adjusted income and adjusted diluted earnings per share provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges and benefits on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures reflect the operating performance of our business and facilitate a more direct comparison of our performance to our competitors. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income and adjusted diluted earnings per share are not prepared in accordance with GAAP, are not an alternative to GAAP financial measures and may be calculated differently than non-GAAP financial measures disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP financial measures. These non-GAAP financial measures are discussed further and reconciled to their applicable GAAP-based financial measures contained in this MD&A beginning on page 33.

There were no material changes to the key financial measures discussed in our Form 10-K.

Overview

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. Our portfolio of brands includes OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools, Drybar, Curlsmith, Revlon and Olive & June, among others. We have built leading market positions through new product innovation, product quality and competitive pricing. As of May 31, 2026, we operated two reportable segments: Home & Outdoor and Beauty & Wellness.

On April 14, 2026, we completed the sale of our distribution facility in Southaven, Mississippi for a total sales price of $82.0 million, less costs to sell of $3.8 million. Accordingly, we recognized a gain on the sale of $54.9 million within “Selling, general and administrative expense” (“SG&A”) during the first quarter of fiscal 2027, which was recognized by our Beauty & Wellness segment. We used the proceeds from the sale to repay amounts outstanding under our credit facility.

We did not record any asset impairment charges during the first quarter of fiscal 2027. During the first quarter of fiscal 2026, we concluded a goodwill impairment triggering event had occurred due to a sustained decline in our stock price, and performed quantitative impairment testing on our goodwill and certain intangible assets. As a result of such testing, we recorded pre-tax asset impairment charges as follows:

(in thousands)	Three Months Ended May 31, 2025
Home & Outdoor (1)	$219,095
Beauty & Wellness (2)	195,290
Total	$414,385
(1)Asset impairment charges recognized for our Home & Outdoor segment included charges for our Hydro Flask and Osprey businesses of $120.8 million and $98.3 million, respectively.
(2)Asset impairment charges recognized for our Beauty & Wellness segment included charges for our Drybar, Curlsmith, Health & Wellness and Revlon businesses of $103.7 million, $36.2 million, $35.8 million and $19.6 million, respectively.

For additional information regarding the testing and analysis performed, see Note 5 to the accompanying condensed consolidated financial statements.

Significant Trends Impacting the Business

Impact of Tariffs
Since 2019, the Office of the United States Trade Representative (“USTR”) has imposed, and in certain cases subsequently reduced or suspended, additional tariffs on products imported from China and other foreign countries. Additionally, the current United States (“U.S.”) presidential administration has promoted and implemented plans to raise tariffs even further and pursue other trade policies intended to restrict imports. Our purchases of products from unaffiliated manufacturers located in China and other regions exposes us to higher costs of doing business from increases in tariffs.

Under the International Emergency Economic Powers Act (“IEEPA”), the U.S. presidential administration began implementing fentanyl-related IEEPA tariffs (“Fentanyl IEEPA Tariff”) and additional tariffs (“Reciprocal IEEPA Tariff”) during calendar year 2025. As of April 9, 2025, the U.S. had imposed (i) an aggregate additional 145% tariff on imports from China, consisting of a 20% Fentanyl IEEPA Tariff and 125% Reciprocal IEEPA Tariff and (ii) a global 10% Reciprocal IEEPA Tariff on imports from other countries including Mexico, Vietnam and other U.S. trading partners. The Reciprocal IEEPA Tariff on imports from China was subsequently lowered to 10% effective May 12, 2025, resulting in an aggregate additional 30% tariff. On July 31, 2025, the U.S. president signed an executive order imposing new

IEEPA tariffs on a number of U.S. trading partners which became effective on August 7, 2025, including a 25% Fentanyl IEEPA Tariff on imports from Mexico and a 20% and 19% Reciprocal IEEPA Tariff on imports from Vietnam and Thailand, respectively. Effective November 10, 2025, the 10% Reciprocal IEEPA Tariff on imports from China, which was set to expire, was extended to remain in effect through November 10, 2026, and the Fentanyl IEEPA Tariff was reduced from 20% to 10%, reducing the aggregate additional tariff from 30% to 20%. On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed by the U.S. president under IEEPA were unconstitutional, and the U.S. president subsequently imposed a temporary global 10% Section 122 tariff under the Trade Act of 1974 (“Section 122 Tariff”) effective February 24, 2026 through July 24, 2026. As a result, the previous aggregate additional tariff on imports from China, Vietnam, Mexico and Thailand of 20%, 20%, 25% and 19%, respectively, were replaced by the 10% Section 122 Tariff. On May 7, 2026, the U.S. Court of International Trade (“CIT”) found the Section 122 Tariff unlawful; however, the Section 122 Tariff will remain in place through July 24, 2026 for the Company and most importers while the case proceeds through the appeals process. Our imports manufactured in Mexico are not impacted since they qualify for duty-free preference under the United States-Mexico-Canada Agreement. Further, we benefit from certain exclusions from tariffs as a result of the COVID-19 pandemic, which were recently extended to November 9, 2026.

On March 4, 2026, the CIT issued an additional ruling that importers that paid tariffs under IEEPA are due refunds and ordered U.S. Customs and Border Protection (“CBP”) to begin the refund process for all importers who were subject to IEEPA duties. During fiscal 2026, we paid IEEPA tariffs totaling $80.5 million. On April 20, 2026, the CBP launched Phase 1 of a process for submitting IEEPA refund claims. We submitted Phase 1 refund claims in May 2026 totaling $6.0 million, a small portion of which were accepted by the CBP prior to May 31, 2026. As of May 31, 2026, we concluded that $1.9 million of tariff refunds were probable of being recovered and recorded a receivable within prepaids and other current assets, along with corresponding reductions to “Cost of goods sold” of $1.8 million and inventory of $0.1 million in our condensed consolidated financial statements. The tariff refunds recognized during the first quarter of fiscal 2027 were all related to our Home & Outdoor segment. Subsequent to the first quarter of fiscal 2027, in June 2026, we submitted additional Phase 1 refund claims totaling $3.2 million related to our Beauty & Wellness segment. On June 29, 2026, CBP launched Phase 2 of the IEEPA refund claims process, which we are in process of preparing. As of July 1, 2026, we received partial payments totaling $1.6 million for our Phase 1 tariff refunds and an immaterial amount of interest. The Company will continue to monitor regulatory guidance regarding the refund process and will recognize additional recoveries when the right to receipt becomes probable.

In March 2025, the U.S. president also implemented changes under Section 232 of the Trade Expansion Act of 1962 (“Section 232 Tariffs”) which resulted in additional sectoral tariffs to aluminum and steel of 25%. On June 4, 2025, the Section 232 Tariffs related to aluminum and steel were increased to 50%, and effective August 1, 2025, expanded to include copper products and components. Section 232 Tariffs were previously imposed based solely on a metal content-based calculation. Effective April 6, 2026, Section 232 Tariffs were expanded to apply to the entire customs value of covered products with tiered rates based on metal content and origin. Currently, our products are not subject to the Section 232 Tariffs on copper products and components. Our products are currently subject to (i) a Section 232 Tariff on aluminum and steel products of 25%, which primarily impacts certain products within our Home and Wellness businesses and/or (ii) the Section 122 Tariff while it remains in place through July 24, 2026 and/or (iii) tariffs under Section 301 of the Trade Act of 1974 (“Section 301 Tariffs”). The U.S. presidential administration is considering additional Section 301 Tariffs as a remedy for unfair trade practices; however, no new Section 301 Tariffs have been published since the review process is ongoing.

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

During fiscal 2026 and the first quarter of fiscal 2027, the impact of the tariffs adversely impacted our cost of goods sold. Our cost of goods sold during the first quarter of fiscal 2027 included $12.2 million of additional pre-tax tariff costs, net of the refunds recognized described above, compared to a de minimis impact in the prior year period when tariffs were first introduced and had not cycled through our cost of goods sold. While we successfully implemented strategic price increases during fiscal 2026 to help mitigate the impact of tariffs, we believe the benefit to net sales revenue is entirely offset by reduced unit sales volumes due to consumer price elasticity. Our net sales revenue during the first quarter of fiscal 2026 was negatively impacted by a combination of factors including the pause or cancellation of direct import orders from China by certain of our key retailers in response to increased tariff rates, a slowdown in retailer orders following pull forward activity in the fourth quarter of fiscal 2025 due to tariff uncertainty and lower consumer confidence and demand. In addition, net sales revenue during the first quarter of fiscal 2026 was negatively impacted by evolving dynamics in the China market, including a shift toward localized fulfillment models and heightened competition from domestic sellers benefiting from government subsidies. In addition to the uncertainty from evolving global tariff policies, we experienced and expect continued unfavorable cascading impacts on inflation, consumer confidence, employment and overall macroeconomic conditions, all of which may continue to adversely impact our sales, results of operations and cash flows.

Impact of Macroeconomic Trends
The Federal Open Market Committee lowered the benchmark interest rate by 50 basis points and 25 basis points during the third and fourth quarters of fiscal 2026, respectively, resulting in lower average interest rates incurred during the first three months of fiscal 2027 compared to the same period last year. As of May 31, 2026 and February 28, 2026, $425 million and $325 million of the outstanding principal balance under the Credit Agreement (as defined below), respectively, was hedged with interest rate swaps to fix the interest rate we pay. The weighted average interest rates on borrowings outstanding under the Credit Agreement inclusive of the impact of our interest rate swaps as of May 31, 2026 and February 28, 2026 were 5.6% and 5.7%, respectively. The weighted average interest rate on borrowings hedged with interest rate swaps was 3.3% as of both May 31, 2026 and February 28, 2026. As of May 31, 2026 and February 28, 2026, the Term SOFR interest rates (as defined in the Credit Agreement) were 3.6% and 3.7%, respectively. While the actual timing and extent of additional future changes in interest rates remains unknown, lower average interest rates would reduce interest expense on our outstanding variable rate debt not subject to the interest rate swaps. The financial markets, the global economy and global supply chain may also be adversely affected by the current or anticipated impact of military conflicts or other geopolitical events, as well as recent U.S. tariff policies, that are continuing to evolve and the corresponding impacts on global trade. Most recently, the outcome of the ongoing Israel-United States and Iran conflict is highly unpredictable and could lead to significant market and other disruptions, including significant volatility in the commodity prices and supply of energy resources and supply chain interruptions. High inflation has also negatively impacted consumer disposable income, credit availability and spending, among others, which have adversely impacted our business, financial condition, cash flows and results of operations during fiscal 2026 and the first quarter of fiscal 2027 and may continue to have an adverse impact during the remainder of fiscal 2027. Evolving global tariff policies, military conflicts or geopolitical events (such as the Israel-United States and Iran conflict) could adversely impact inflation and interest rates which could further negatively impact consumer disposable income, credit availability and spending. See further discussion below under “Consumer Spending and Changes in Shopping Preferences.” We expect continued uncertainty in our business and the global economy due to pressure from inflation, tariffs, consumer confidence and the Israel-United States and Iran conflict, any of which may adversely impact our results.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 72% and 69% of our consolidated net sales revenue was from U.S. shipments during the three months ended May 31, 2026 and 2025, respectively.

Among other things, high levels of inflation, interest rates, military conflicts or other geopolitical events, and tariffs may negatively impact consumer disposable income, credit availability and spending. Consumer purchases of discretionary items, including some of the products that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Dynamic changes in consumer spending and shopping patterns are also having an impact on retailer inventory levels. Our ability to sell to retailers is predicated on their ability to sell to the end consumer. During fiscal 2026 and the first quarter of fiscal 2027, we experienced continued competition within our Beauty & Wellness segment and in the insulated beverageware category. In addition, during fiscal 2026, we experienced lower replenishment orders in line with softer consumer demand and discretionary spending and continued competition, which adversely impacted our sales, results of operations and cash flows. During the first quarter of fiscal 2027, this trend continued in our Beauty business. If orders from our retail customers continue to be adversely impacted, our sales, results of operations and cash flows may continue to be adversely impacted. We expect continued uncertainty in our business and the global economy due to inflation, evolving global tariff policies, continued competition and changes in consumer spending patterns. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

Our concentration of sales reflects the continued evolution of consumer shopping preferences. Our net sales to pure-play online retailers and retail customers fulfilling end-consumer online orders, as well as our own online sales directly to consumers (collectively “online channel net sales”) comprised approximately 28% of our total consolidated net sales revenue for the three months ended May 31, 2026, and grew approximately 29% compared to the same period in the prior year. For the three months ended May 31, 2025, our online channel net sales comprised approximately 23% of our total consolidated net sales revenue, and declined approximately 18% compared to the same period in the prior year.

EPA Compliance Costs
During fiscal 2022 and 2023, we were in discussions with the U.S. Environmental Protection Agency (“the EPA”) regarding the compliance of packaging and labeling claims on certain of our products in the air and water filtration and humidification categories within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging and labeling compliance discussions, we completed the repackaging and relabeling of impacted products during fiscal 2023. We continue to have ongoing settlement discussions with the EPA related to this matter. As of February 28, 2026, we accrued an estimated liability of $4.4 million, which represents our best estimate of probable settlement costs related to this matter. See Note 8 to the accompanying condensed consolidated financial statements for additional information.

Talcum Powder Litigation Related to the Fiscal 2022 Personal Care Divestiture
In fiscal 2022, we completed the sale of our North America personal care business to HRB Brands LLC (“HRB Brands”). After the sale, we were named as a defendant in multiple lawsuits related to the use of personal care products containing talcum powder, primarily Brut deodorant and Ammens powder sold by our wholly-owned subsidiary, Idelle Labs, Ltd. We tendered indemnification of these cases to HRB Brands, which assumed control of the defense of the claims. After many years, during the fourth quarter of fiscal 2026, HRB Brands asserted that it was contesting the indemnification of these cases and tendered the indemnification back to us. Consequently, in order to protect the Company and its rights and defenses, we began to defend these cases. The Company maintains its position that HRB Brands is obligated to defend and indemnify the Company against these claims and plans to vigorously contest HRB Brands’ position. With respect to the talcum powder cases, we believe we have substantial defenses to the claims. The ultimate outcome of enforcing our indemnification claims against HRB Brands and the litigation relating to the talcum cases is inherently uncertain, and we cannot predict its resolution. During the first quarter of fiscal 2027, we paid approximately $1.0 million in settlements of these cases and accrued an additional $1.3 million for potential settlements and legal fees. As of May 31, 2026, we had an estimated liability of approximately $1.8 million. We cannot estimate the amount or range of amounts by which the liability may exceed the accrual established because of (i) the inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, and (iii) the many factors, developments and inherent uncertainties involved with litigation that could affect the Company’s estimate of the liability. For additional information, see Note 8 to the accompanying condensed consolidated financial statements.

Securities Class Action Lawsuit
On June 2, 2026, the Company and certain of its officers were named as defendants in a purported federal securities class action lawsuit filed in the United States District Court for the Western District of Texas. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b‑5 relating to certain prior disclosures of the Company. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired the Company’s common stock between April 24, 2024 and October 8, 2025. The Company believes the allegations asserted in the complaint are without merit and intends to defend them vigorously. At this early stage of the proceedings, the Company is unable to predict the outcome of this matter or reasonably estimate the possible loss or range of loss, if any.

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

For the three months ended May 31, 2026, changes in foreign currency exchange rates had a favorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $2.9 million, or 0.8%, compared to an unfavorable year-over-year impact of $1.0 million, or 0.2%, for the same period last year.

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

	Three Months Ended May 31,				% of Sales Revenue, net
(in thousands)	2026	2025	$ Change	% Change	2026	2025
Sales revenue by segment, net
Home & Outdoor	$194,923	$177,983	$16,940	9.5%	48.5%	47.9%
Beauty & Wellness	207,192	193,672	13,520	7.0%	51.5%	52.1%
Total sales revenue, net	402,115	371,655	30,460	8.2%	100.0%	100.0%
Cost of goods sold	217,260	196,644	20,616	10.5%	54.0%	52.9%
Gross profit	184,855	175,011	9,844	5.6%	46.0%	47.1%
SG&A	124,506	167,664	(43,158)	(25.7)%	31.0%	45.1%
Asset impairment charges	—	414,385	(414,385)	*	—%	111.5%
Operating income (loss)	60,349	(407,038)	467,387	*	15.0%	(109.5)%
Non-operating income, net	218	308	(90)	(29.2)%	0.1%	0.1%
Interest expense	12,243	13,808	(1,565)	(11.3)%	3.0%	3.7%
Income (loss) before income tax	48,324	(420,538)	468,862	*	12.0%	(113.2)%
Income tax expense	12,562	30,180	(17,618)	(58.4)%	3.1%	8.1%
Net income (loss)	$35,762	$(450,718)	$486,480	*	8.9%	(121.3)%

* Calculation is not meaningful.

First Quarter Fiscal 2027 Financial Results

•Consolidated net sales revenue increased 8.2%, or $30.5 million, to $402.1 million for the three months ended May 31, 2026, compared to $371.7 million for the same period last year.

•Consolidated operating income was $60.3 million for the three months ended May 31, 2026, which includes a gain of $54.9 million from the sale of a distribution facility, compared to consolidated operating loss of $407.0 million for the same period last year. Consolidated operating loss for the three months ended May 31, 2025 included pre-tax asset impairment charges of $414.4 million. Consolidated operating margin increased to 15.0% of consolidated net sales revenue for the three months ended May 31, 2026, compared to (109.5)% for the same period last year.

•Consolidated adjusted operating income was $16.1 million for both the three months ended May 31, 2026 and 2025. Consolidated adjusted operating margin decreased 0.3 percentage points to 4.0% of consolidated net sales revenue for the three months ended May 31, 2026, compared to 4.3% for the same period last year.

•Net income was $35.8 million for the three months ended May 31, 2026, compared to net loss of $450.7 million for the same period last year. Diluted earnings per share was $1.51 for the three months ended May 31, 2026, compared to diluted loss per share of $19.65 for the same period last year.

•Adjusted income decreased 58.3%, or $5.5 million, to $4.0 million for the three months ended May 31, 2026, compared to $9.5 million for the same period last year. Adjusted diluted earnings per share decreased 58.5% to $0.17 for the three months ended May 31, 2026, compared to $0.41 for the same period last year.

Consolidated and Segment Net Sales Revenue

The following table summarizes the impact that Organic business and foreign currency had on our net sales revenue by segment:

	Three Months Ended May 31,
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Fiscal 2026 sales revenue, net	$177,983	$193,672	$371,655
Organic business	15,623	11,963	27,586
Impact of foreign currency	1,317	1,557	2,874
Change in sales revenue, net	16,940	13,520	30,460
Fiscal 2027 sales revenue, net	$194,923	$207,192	$402,115

Total net sales revenue growth	9.5%	7.0%	8.2%
Organic business	8.8%	6.2%	7.4%
Impact of foreign currency	0.7%	0.8%	0.8%

In the above table, Organic business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand was acquired, excluding the impact that foreign currency remeasurement had on reported net sales revenue. Net sales revenue from internally developed brands or product lines is considered Organic business activity.

Consolidated Net Sales Revenue

Comparison of First Quarter Fiscal 2027 to First Quarter Fiscal 2026
Consolidated net sales revenue increased $30.5 million, or 8.2%, to $402.1 million, compared to $371.7 million. The increase was primarily driven by:
•an increase in Home & Outdoor due to strong international demand for packs, new product launches and the favorable comparative impact of retailer pull-forward activity in the fourth quarter of fiscal 2025 in response to tariff uncertainty; and
•an increase in Beauty & Wellness driven by sales of nail care, fans and thermometers, which was partially offset by a decline in hair appliances and prestige hair care products.

Consolidated net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $2.9 million, or 0.8%.

Segment Net Sales Revenue

Home & Outdoor

Comparison of First Quarter Fiscal 2027 to First Quarter Fiscal 2026
Net sales revenue increased $16.9 million, or 9.5%, to $194.9 million, compared to $178.0 million. The increase was primarily driven by:
•the favorable comparative impact of lower first quarter fiscal 2026 sales due to retailer pull-forward activity in the fourth quarter of fiscal 2025 in response to tariff uncertainty and potential supply disruption;
•strong international demand for technical, lifestyle and travel packs;
•incremental sales from new product launches; and
•higher sales from expanded distribution in the home and insulated beverageware categories.

These factors were partially offset by lower international sales in the home and insulated beverageware categories.

Segment net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $1.3 million, or 0.7%.

Beauty & Wellness

Comparison of First Quarter Fiscal 2027 to First Quarter Fiscal 2026
Net sales revenue increased $13.5 million, or 7.0%, to $207.2 million, compared to $193.7 million. The increase was primarily driven by:
•an increase in nail care due to new and expanded distribution;
•an increase in fan and thermometer sales benefitting from the favorable comparative impact of tariff related cancellations of direct import orders and disruption in the China thermometry market during the same period last year; and
•an increase in Wellness driven by incremental sales from new product launches.

These factors were partially offset by a decline in Beauty hair appliances and prestige hair care products primarily due to softer consumer demand, continued competition and reduced replenishment orders from retail customers.

Segment net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $1.6 million, or 0.8%.

Consolidated Gross Profit Margin

Comparison of First Quarter Fiscal 2027 to First Quarter Fiscal 2026
Consolidated gross profit margin decreased 1.1 percentage points to 46.0%, compared to 47.1%. The decrease in consolidated gross profit margin was primarily due to the net unfavorable impact of tariffs, a less favorable inventory obsolescence impact year-over-year, and an unfavorable customer mix within Home & Outdoor.

Consolidated SG&A

Comparison of First Quarter Fiscal 2027 to First Quarter Fiscal 2026
Consolidated SG&A ratio decreased 14.1 percentage points to 31.0%, compared to 45.1%. The decrease in the consolidated SG&A ratio was primarily due to:
•a gain on the sale of our distribution facility in Southaven, Mississippi of $54.9 million;
•the favorable comparative impact of CEO succession costs of $3.5 million recognized in the prior year period;
•lower outbound freight costs;
•a decrease in depreciation and amortization expense; and
•the impact of favorable operating leverage due to the increase in net sales.

These factors were partially offset by an increase in share-based compensation expense.

Asset Impairment Charges

We did not record any asset impairment charges during the first quarter of fiscal 2027. During the first quarter of fiscal 2026, we recorded asset impairment charges of $414.4 million ($436.2 million after tax) to reduce our goodwill by $317.0 million and our other intangible assets by $97.4 million. For additional information regarding the testing and analysis performed, see Note 5 to the accompanying condensed consolidated financial statements.

Operating Income (Loss), Operating Margin, Adjusted Operating Income (non-GAAP) and Adjusted Operating Margin (non-GAAP) by Segment

In order to provide a better understanding of the impact of certain items on our operating income (loss), the tables that follow report the comparative pre-tax impact of asset impairment charges, CEO succession costs, gain on sale of distribution facility, amortization of intangible assets and non-cash share-based compensation, as applicable, on operating income (loss) and operating margin for each segment and in total for the periods presented below. Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended May 31, 2026
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating income, as reported (GAAP)	$8,165	4.2%	$52,184	25.2%	$60,349	15.0%
Gain on sale of distribution facility	—	—%	(54,854)	(26.5)%	(54,854)	(13.6)%
Subtotal	8,165	4.2%	(2,670)	(1.3)%	5,495	1.4%
Amortization of intangible assets	1,373	0.7%	2,782	1.3%	4,155	1.0%
Non-cash share-based compensation	2,794	1.4%	3,643	1.8%	6,437	1.6%
Adjusted operating income (non-GAAP)	$12,332	6.3%	$3,755	1.8%	$16,087	4.0%

	Three Months Ended May 31, 2025
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating loss, as reported (GAAP)	$(213,793)	(120.1)%	$(193,245)	(99.8)%	$(407,038)	(109.5)%
Asset impairment charges	219,095	123.1%	195,290	100.8%	414,385	111.5%
CEO succession costs	1,742	1.0%	1,742	0.9%	3,484	0.9%
Subtotal	7,044	4.0%	3,787	2.0%	10,831	2.9%
Amortization of intangible assets	1,782	1.0%	3,207	1.7%	4,989	1.3%
Non-cash share-based compensation	34	—%	262	0.1%	296	0.1%
Adjusted operating income (non-GAAP)	$8,860	5.0%	$7,256	3.7%	$16,116	4.3%

Consolidated Operating Income (Loss)

Comparison of First Quarter Fiscal 2027 to First Quarter Fiscal 2026
Consolidated operating income was $60.3 million, or 15.0% of net sales revenue, compared to consolidated operating loss of $407.0 million, or (109.5)% of net sales revenue. Operating loss in the first quarter of fiscal 2026 included $414.4 million of pre-tax asset impairment charges. The remaining 13.0 percentage point increase in consolidated operating margin was primarily due to:
•a gain on the sale of our distribution facility in Southaven, Mississippi of $54.9 million;
•the favorable comparative impact of CEO succession costs of $3.5 million recognized in the prior year period;
•reduced outbound freight costs; and
•the impact of favorable operating leverage due to the increase in net sales.

These factors were partially offset by:
•the net unfavorable impact of tariffs;
•an increase in share-based compensation expense;
•a less favorable inventory obsolescence impact year-over-year; and
•unfavorable customer mix within Home & Outdoor.

Consolidated adjusted operating income was $16.1 million for both the first quarter of fiscal 2027 and 2026, representing 4.0% and 4.3% of net sales revenue, respectively.

Home & Outdoor

Comparison of First Quarter Fiscal 2027 to First Quarter Fiscal 2026
Operating income was $8.2 million, or 4.2% of segment net sales revenue, compared to operating loss of $213.8 million, or (120.1)% of segment net sales revenue. Operating loss in the first quarter of fiscal 2026 included $219.1 million of pre-tax asset impairment charges. The remaining 1.2 percentage point increase in segment operating margin was primarily due to:
•the favorable comparative impact of CEO succession costs of $1.7 million recognized in the prior year period;
•reduced outbound freight costs; and
•the impact of favorable operating leverage due to the increase in net sales.

These factors were partially offset by:
•the net unfavorable impact of tariffs;
•an increase in share-based compensation expense; and
•unfavorable customer mix.

Adjusted operating income increased 39.2% to $12.3 million, or 6.3% of segment net sales revenue, compared to $8.9 million, or 5.0% of segment net sales revenue.

Beauty & Wellness

Comparison of First Quarter Fiscal 2027 to First Quarter Fiscal 2026
Operating income was $52.2 million, or 25.2% of segment net sales revenue, compared to operating loss of $193.2 million, or (99.8)% of segment net sales revenue. Operating loss in the first quarter of fiscal 2026 included $195.3 million of pre-tax asset impairment charges. The remaining 24.2 percentage point increase in segment operating margin was primarily due to:
•a gain on the sale of our distribution facility in Southaven, Mississippi of $54.9 million;
•the favorable comparative impact of CEO succession costs of $1.7 million recognized in the prior year period;
•reduced outbound freight costs; and
•the impact of favorable operating leverage due to the increase in net sales.

These factors were partially offset by:
•the net unfavorable impact of tariffs;
•an increase in share-based compensation expense; and
•a less favorable inventory obsolescence impact year-over-year.

Adjusted operating income decreased 48.2% to $3.8 million, or 1.8% of segment net sales revenue, compared to $7.3 million, or 3.7% of segment net sales revenue.

Interest Expense

Comparison of First Quarter Fiscal 2027 to First Quarter Fiscal 2026
Interest expense was $12.2 million, compared to $13.8 million. The decrease in interest expense was primarily due to lower average borrowings outstanding, partially offset by a higher average effective interest rate inclusive of the impact of our interest rate swaps compared to the same period last year.

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

During the first quarter of fiscal 2026, we recognized goodwill and other intangible asset impairment charges of $414.4 million, which included $265.0 million of non-deductible goodwill that did not result in a tax benefit. The tax benefit on the impairment charge of $24.2 million was recognized over the course of fiscal 2026 in relation to pre-tax book income, rather than as a discrete item in the period in which the charges were incurred.

The downward revisions to our internal forecasts utilized in our impairment testing during the first quarter of fiscal 2026 impacted our assessment of the future realizability of a related deferred tax asset, which led to the recording of a discrete $16.5 million valuation allowance during the first quarter of fiscal 2026.

For the three months ended May 31, 2026, income tax expense was $12.6 million on pre-tax income of $48.3 million, compared to income tax expense of $30.2 million on a pre-tax loss of $420.5 million for the same period last year. The decrease in tax expense is primarily due to the comparative impact of non-deductible impairment charges and valuation allowances on deferred tax assets recorded during the same period last year, partially offset by the tax expense recognized for the gain on the sale of our distribution facility in Southaven, Mississippi.

Net Income (Loss), Diluted Earnings (Loss) Per Share, Adjusted Income (non-GAAP) and Adjusted Diluted Earnings Per Share (non-GAAP)

In order to provide a better understanding of the impact of certain items on our income (loss) and diluted earnings (loss) per share, the tables that follow report the comparative after-tax impact of asset impairment charges, CEO succession costs, gain on sale of distribution facility, intangible asset reorganization, amortization of intangible assets and non-cash share-based compensation, as applicable, on income (loss) and diluted earnings (loss) per share for the periods presented below. Adjusted income and adjusted diluted earnings per share may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended May 31, 2026
	Income			Diluted Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$48,324	$12,562	$35,762	$2.03	$0.53	$1.51
Gain on sale of distribution facility	(54,854)	(13,549)	(41,305)	(2.31)	(0.57)	(1.74)
Subtotal	(6,530)	(987)	(5,543)	(0.27)	(0.04)	(0.23)
Amortization of intangible assets	4,155	672	3,483	0.17	0.03	0.15
Non-cash share-based compensation	6,437	424	6,013	0.27	0.02	0.25
Adjusted (non-GAAP)	$4,062	$109	$3,953	$0.17	$—	$0.17

Weighted average shares of common stock used in computing reported and non-GAAP diluted earnings per share						23,758

	Three Months Ended May 31, 2025
	(Loss) Income			Diluted (Loss) Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$(420,538)	$30,180	$(450,718)	$(18.33)	$1.32	$(19.65)
Asset impairment charges	414,385	(21,769)	436,154	18.04	(0.95)	18.99
CEO succession costs	3,484	153	3,331	0.15	0.01	0.15
Intangible asset reorganization	—	(16,474)	16,474	—	(0.72)	0.72
Subtotal	(2,669)	(7,910)	5,241	(0.12)	(0.34)	0.23
Amortization of intangible assets	4,989	882	4,107	0.22	0.04	0.18
Non-cash share-based compensation	296	157	139	0.01	0.01	0.01
Adjusted (non-GAAP)	$2,616	$(6,871)	$9,487	$0.11	$(0.30)	$0.41

Weighted average shares of common stock used in computing:
Diluted loss per share, as reported						22,943
Adjusted diluted earnings per share (non-GAAP)						22,971

Comparison of First Quarter Fiscal 2027 to First Quarter Fiscal 2026
Net income was $35.8 million, compared to net loss of $450.7 million. Diluted earnings per share was $1.51, compared to diluted loss per share of $19.65. The increase is primarily due to the comparative impact of after-tax asset impairment charges of $436.2 million and valuation allowances on deferred tax assets related to our intangible asset reorganization both recognized during the first quarter of fiscal 2026, the recognition of an after-tax gain on the sale of our distribution facility of $41.3 million during the first quarter of fiscal 2027, and a decrease in interest expense.

Adjusted income decreased $5.5 million, or 58.3%, to $4.0 million, compared to $9.5 million. Adjusted diluted earnings per share decreased 58.5% to $0.17, compared to $0.41.

Liquidity and Capital Resources

We principally rely on our cash flow from operations and borrowings under our Credit Agreement (as defined below) to finance our operations, capital and intangible asset expenditures, acquisitions and share repurchases. Historically, our principal uses of cash to fund our operations have included operating expenses, primarily SG&A, and working capital, predominantly for inventory purchases and the extension of credit to our retail customers. We have typically been able to generate positive cash flow from operations sufficient to fund our operating activities. In the past, we have utilized a combination of available cash and existing, or additional, sources of financing to fund strategic acquisitions, share repurchases and capital investments. We had $21.7 million in cash and cash equivalents at May 31, 2026. As of May 31, 2026, the amount of cash and cash equivalents held by our foreign subsidiaries was $16.4 million. We have no existing activities involving special purpose entities or off-balance sheet financing.

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

Operating Activities

Operating activities used net cash of $0.6 million for the three months ended May 31, 2026, compared to net cash provided of $58.3 million for the same period last year. The change in cash used by operating activities was primarily driven by increases in cash used primarily for accounts receivable, annual incentive compensation and income taxes, partially offset by an increase in cash earnings and decreases in payments for inventory, inclusive of tariffs, restructuring activities and interest.

Investing Activities

Investing activities provided net cash of $72.5 million during the three months ended May 31, 2026, compared to net cash used of $9.5 million for the same period last year. The increase in cash provided by investing activities was primarily due to proceeds received from the sale of our distribution facility in Southaven, Mississippi and a decrease in capital and intangible asset expenditures.

Financing Activities

Financing activities used net cash of $69.1 million during the three months ended May 31, 2026, compared to net cash used of $45.1 million for the same period last year. The increase in cash used by financing activities is primarily due to net repayments of our long-term debt of $65.1 million and a $4.1 million contingent consideration payment related to the Olive & June acquisition during the first quarter of fiscal 2027, in comparison to net repayments of long-term debt of $45.0 million during the same period last year.

Credit Agreement

We have an amended credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and other lenders that provides for aggregate commitments of $1.25 billion, which are available through (i) a $750 million revolving credit facility, which includes a $50 million sublimit for the issuance of letters of credit, (ii) a $250 million term loan facility, and (iii) a $250 million delayed draw term loan facility. Proceeds can be used for working capital and other general corporate purposes, including funding permitted acquisitions. During the first quarter of fiscal 2026, we borrowed $250.0 million under the delayed draw term loan facility and utilized the proceeds to repay debt outstanding under the revolving credit facility. During the first quarter of fiscal 2026, we capitalized $0.4 million of lender fees and a de minimis amount of third-party fees incurred in connection with the delayed draw term loan facility borrowing, which were recorded as prepaid financing fees in long-term debt. The Credit Agreement matures on February 15, 2029. The Credit Agreement includes an accordion feature, which permits the Company to request to increase its borrowing capacity by an additional $300 million plus an unlimited amount when the Leverage Ratio (as defined in the Credit Agreement), on a pro-forma basis, is less than 3.25 to 1.00. The term loans and delayed draw term loans are currently payable at the end of each fiscal quarter in equal installments of 1.25% of the original principal balance, with the remaining balance due at the maturity date. Borrowings under the Credit Agreement bear floating interest at either the Base Rate or Term SOFR (as defined in the Credit Agreement), plus a margin based on the Net Leverage Ratio (as defined in the Credit Agreement) of 0% to 1.375% and 1.0% to 2.375% for Base Rate and Term SOFR borrowings, respectively. We also incur loan commitment and letter of credit fees under the Credit Agreement ranging from 0.1% to 0.45% per annum and 1.0% to 2.375% per annum, respectively, based on our Net Leverage Ratio.

The floating interest rates on our borrowings under the Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $425 million and $325 million of the outstanding principal balance under the Credit Agreement as of May 31, 2026 and February 28, 2026, respectively. For additional information regarding our interest rate swaps, see Notes 10, 11, and 12 to the accompanying condensed consolidated financial statements.

As of May 31, 2026, the outstanding Credit Agreement principal balance was $720.5 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $9.5 million. As of May 31, 2026, the amount available for revolving loans under the Credit Agreement was $491.2 million, and the amount available per the maximum Leverage Ratio was $168.5 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of May 31, 2026, these covenants effectively limited our ability to incur more than $168.5 million of additional debt from all sources, including the Credit Agreement.

Debt Covenants

As of May 31, 2026, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

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

Information Regarding Forward-Looking Statements

Certain statements in this report, including those in documents and our other filings with the SEC referenced herein, may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words “anticipates”, “assumes”, “believes”, “expects”, “plans”, “may”, “will”, “might”, “would”, “should”, “seeks”, “estimates”, “project”, “predict”, “potential”, “currently”, “continue”, “intends”, “outlook”, “forecasts”, “targets”, “reflects”, “could”, and other similar words identify forward-looking statements. All statements that address operating results, events or developments that we expect or anticipate may occur in the future, including statements related to sales, expenses, earnings per share results, and statements expressing general expectations about future operating results, are forward-looking statements and are based upon our current expectations and various assumptions. We currently believe there is a reasonable basis for our expectations and assumptions, but there can be no assurance that we will realize our expectations or that our assumptions will prove correct. Forward-looking statements are only as of the date they are made and are subject to risks, many of which are beyond our control, that could cause them to differ materially from actual results. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We believe that these risks include but are not limited to the risks described or referenced in this report and that are otherwise described from time to time in our SEC reports as filed. We undertake no obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

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
•our dependence on the strength of retail economies and vulnerabilities to any prolonged economic downturn, including a downturn from the effects of macroeconomic conditions, geopolitical conditions including global conflicts or wars such as the Israel-United States and Iran conflict, any public health crises or similar conditions;
•the risks associated with weather conditions, the duration and severity of the cold and flu season and other related factors;
•our reliance on our CEO and a limited number of other key senior officers to operate our business;
•our ability to execute and realize expected synergies from strategic business initiatives such as acquisitions, divestitures and global restructuring plans;

•the risks of significant tariffs or other restrictions continuing to be placed on imports from China, Vietnam or Mexico and any retaliatory measures taken by these countries;
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
•the risks associated with product recalls, product liability, class actions and other claims against us;
•our dependence on whether we are classified as a “controlled foreign corporation” for U.S. federal income tax purposes which impacts the tax treatment of our non-U.S. income;
•the risks associated with regulatory changes in Bermuda, including economic substance and tax governance requirements;
•the risks associated with accounting for tax positions and the resolution of tax disputes;
•associated financial risks including but not limited to, the risks to our business, liquidity or cost of capital which may be materially adversely affected by constraints or changes in the capital and credit markets, interest rates and limitations under and compliance with our credit facility, including our debt covenants;
•significant additional impairment of our goodwill, indefinite-lived and definite-lived intangible assets and other long-lived assets;
•projections of product demand, sales and net income, which are highly subjective in nature, and which future sales and net income could vary by a material amount;
•increased costs of raw materials, energy and transportation; and
•the risks associated with foreign currency exchange rate fluctuations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described in Part I, Item 3., “Legal Proceedings” of our Form 10-K. Since the filing of our Form 10-K, there have been no material changes in our legal proceedings from those disclosed therein, except as updated herein in the discussion in Note 8 to the accompanying condensed consolidated financial statements.

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

Our current equity-based compensation plans include provisions that allow for the “net exercise” of share-settled awards by all plan participants. In a net exercise, any required payroll taxes and federal withholding taxes due from the share-based award holders are settled by having the holder tender back to us a number of shares at fair value equal to the amounts due. Net exercises are treated as repurchases of shares.

The following table summarizes our share repurchase activity for the periods shown:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
March 1 through March 31, 2026	39,688	$17.06	39,688	$497,336
April 1 through April 30, 2026	223	18.09	223	497,332
May 1 through May 31, 2026	22,289	23.93	22,289	496,798
Total	62,200	$19.53	62,200
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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended May 31, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.	EXHIBITS
	(a)	Exhibits

10.1†
Helen of Troy Limited Amended and Restated Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2026).

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended May 31, 2026, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (Loss), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.

		104	Cover Page, Interactive Data File formatted in iXBRL and contained in Exhibit 101.

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	July 8, 2026	/s/ G. Scott Uzzell
G. Scott Uzzell
Chief Executive Officer, Director and Principal Executive Officer

Date:	July 8, 2026	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer