Form 10-Q
period 2026-08-31
HELEN OF TROY LTD
filed 2026-10-08
CIK 916789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to __
Commission File Number: 001-14669
HELEN OF TROY LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	74-2692550
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
Richmond House
12 Par-la-Ville Road
Hamilton HM 08, Bermuda
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
As of September 29, 2026, there were 23,390,635 common shares, $0.10 par value per share, outstanding.

HELEN OF TROY LIMITED AND SUBSIDIARIES
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except shares and par value)	August 31, 2026	February 28, 2026
Assets
Assets, current:
Cash and cash equivalents	$22,583	$18,886
Receivables, less allowances of $5,858 and $4,923	327,758	361,300
Inventory	480,325	455,812
Prepaid expenses and other current assets	38,511	24,146
Income taxes receivable	7,158	5,375
Total assets, current	876,335	865,519

Property and equipment, net of accumulated depreciation of $212,632 and $193,622	306,382	308,021
Goodwill	472,281	472,281
Other intangible assets, net of accumulated amortization of $180,990 and $173,495	365,507	372,850
Operating lease assets	52,677	49,371
Deferred tax assets, net	4,914	4,224
Assets held for sale	—	23,104
Other assets	18,512	20,178
Total assets	$2,096,608	$2,115,548

Liabilities and Stockholders’ Equity
Liabilities, current:
Accounts payable	$277,955	$256,414
Accrued expenses and other current liabilities	211,212	199,606
Income taxes payable	16,843	23,945
Long-term debt, current maturities	25,000	25,000
Total liabilities, current	531,010	504,965

Long-term debt, excluding current maturities	647,622	755,811
Lease liabilities, non-current	52,826	52,884
Deferred tax liabilities, net	8,894	2,699
Other liabilities, non-current	2,427	992
Total liabilities	1,242,779	1,317,351

Commitments and contingencies

Stockholders’ equity:
Cumulative preferred stock, non-voting, $1.00 par. Authorized 2,000,000 shares; none issued	—	—
Common stock, $0.10 par. Authorized 50,000,000 shares; 23,297,388 and 23,077,230 shares issued and outstanding	2,330	2,308
Additional paid in capital	396,609	384,979
Accumulated other comprehensive income (loss)	1,709	(1,877)
Retained earnings	453,181	412,787
Total stockholders’ equity	853,829	798,197
Total liabilities and stockholders’ equity	$2,096,608	$2,115,548

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands, except per share data)	2026	2025	2026	2025
Sales revenue, net	$440,926	$431,781	$843,041	$803,436
Cost of goods sold	210,803	241,100	428,063	437,744
Gross profit	230,123	190,681	414,978	365,692

Selling, general and administrative expense (“SG&A”)	204,661	176,999	329,167	344,663
Asset impairment charges	—	326,394	—	740,779
Restructuring charges	2,543	3,005	2,543	3,005
Operating income (loss)	22,919	(315,717)	83,268	(722,755)

Non-operating income, net	1,761	249	1,979	557
Interest expense	10,892	14,221	23,135	28,029
Income (loss) before income tax	13,788	(329,689)	62,112	(750,227)

Income tax expense (benefit)	9,156	(21,046)	21,718	9,134
Net income (loss)	$4,632	$(308,643)	$40,394	$(759,361)

Earnings (loss) per share:
Basic	$0.20	$(13.44)	$1.74	$(33.09)
Diluted	0.19	(13.44)	1.69	(33.09)

Weighted average shares used in computing earnings (loss) per share:
Basic	23,295	22,959	23,280	22,951
Diluted	24,153	22,959	23,956	22,951

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$4,632	$(308,643)	$40,394	$(759,361)
Other comprehensive income (loss), net of tax:
Cash flow hedge activity - interest rate swaps	128	(1,449)	1,314	(157)
Cash flow hedge activity - foreign currency contracts	454	(534)	2,272	(7,582)
Total other comprehensive income (loss), net of tax	582	(1,983)	3,586	(7,739)
Comprehensive income (loss)	$5,214	$(310,626)	$43,980	$(767,100)

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
(in thousands, including shares)	Shares	Par Value
Balances at February 28, 2025	22,856	$2,286	$367,106	$2,278	$1,311,769	$1,683,439
Net loss	—	—	—	—	(450,718)	(450,718)
Other comprehensive loss, net of tax	—	—	—	(5,756)	—	(5,756)
Issuance and settlement of restricted stock	75	7	(8)	—	—	(1)
Issuance of common stock related to stock purchase plan	39	4	1,753	—	—	1,757
Common stock repurchased and retired	(25)	(3)	(1,328)	—	—	(1,331)
Share-based compensation	—	—	296	—	—	296
Balances at May 31, 2025	22,945	$2,294	$367,819	$(3,478)	$861,051	$1,227,686
Net loss	—	—	—	—	(308,643)	(308,643)
Other comprehensive loss, net of tax	—	—	—	(1,983)	—	(1,983)
Issuance and settlement of restricted stock	22	2	(1)	—	—	1
Common stock repurchased and retired	(5)	—	(151)	—	—	(151)
Share-based compensation	—	—	9,372	—	—	9,372
Balances at August 31, 2025	22,962	$2,296	$377,039	$(5,461)	$552,408	$926,282

Balances at February 28, 2026	23,077	$2,308	$384,979	$(1,877)	$412,787	$798,197
Net income	—	—	—	—	35,762	35,762
Other comprehensive income, net of tax	—	—	—	3,004	—	3,004
Issuance and settlement of restricted stock	182	18	(18)	—	—	—
Issuance of common stock related to stock purchase plan	89	9	1,325	—	—	1,334
Common stock repurchased and retired	(62)	(6)	(1,209)	—	—	(1,215)
Share-based compensation	—	—	6,437	—	—	6,437
Balances at May 31, 2026	23,286	$2,329	$391,514	$1,127	$448,549	$843,519
Net income	—	—	—	—	4,632	4,632
Other comprehensive income, net of tax	—	—	—	582	—	582
Issuance and settlement of restricted stock	13	1	(1)	—	—	—
Common stock repurchased and retired	(2)	—	(47)	—	—	(47)
Share-based compensation	—	—	5,143	—	—	5,143
Balances at August 31, 2026	23,297	$2,330	$396,609	$1,709	$453,181	$853,829

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended August 31,
(in thousands)	2026	2025
Cash provided by operating activities:
Net income (loss)	$40,394	$(759,361)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,397	26,944
Amortization of financing costs	811	764
Non-cash operating lease expense	6,602	4,336
Provision for credit losses	1,430	342
Non-cash share-based compensation	11,580	9,668
Asset impairment charges	—	740,779
Gain on sale of distribution facility	(54,854)	—
Gain on the sale or disposal of property and equipment	(32)	(75)
Deferred income taxes and tax credits	4,677	(25,770)
Changes in operating capital, net of effects of acquisition of business:
Receivables	31,221	77,353
Inventory	(24,513)	(76,278)
Prepaid expenses and other current assets	(13,179)	(8,006)
Other assets and liabilities, net	2,368	(1,756)
Accounts payable	22,926	11,723
Accrued expenses and other current liabilities	7,987	26,378
Accrued income taxes	(7,364)	20,827
Net cash provided by operating activities	56,451	47,868

Cash provided (used) by investing activities:
Capital and intangible asset expenditures	(18,111)	(24,832)
Net proceeds from business acquired	—	3,880
Payments for purchases of U.S. Treasury Bills	(1,456)	(1,387)
Proceeds from maturities of U.S. Treasury Bills	1,321	1,275
Proceeds from sale of distribution facility	78,160	—
Proceeds from the sale of property and equipment	32	89
Proceeds from promissory note	328	—
Net cash provided (used) by investing activities	60,274	(20,975)

Cash used by financing activities:
Proceeds from revolving loans	456,030	317,200
Repayment of revolving loans	(552,530)	(583,400)
Proceeds from term loans	—	250,000
Repayment of long-term debt	(12,500)	(7,031)
Payment of financing costs	—	(434)
Payment for contingent consideration	(4,100)	—
Proceeds from share issuances under share-based compensation plans	1,334	1,757
Payments for repurchases of common stock	(1,262)	(1,482)
Net cash used by financing activities	(113,028)	(23,390)

Net increase in cash and cash equivalents	3,697	3,503
Cash and cash equivalents, beginning balance	18,886	18,867
Cash and cash equivalents, ending balance	$22,583	$22,370

Supplemental non-cash investing activity:
Capital expenditures included in accounts payable and accrued expenses	$6,939	$7,953

See accompanying notes to condensed consolidated financial statements.

HELEN OF TROY LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
August 31, 2026

Note 1 - Basis of Presentation and Related Information

Corporate Overview

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of August 31, 2026 and February 28, 2026, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the fiscal year ended February 28, 2026 (“Form 10-K”), and our other reports on file with the Securities and Exchange Commission (the “SEC”).

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

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. Our portfolio of brands includes OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools, Drybar, Curlsmith, Revlon and Olive & June, among others. As of August 31, 2026, we operated two reportable segments: Home & Outdoor and Beauty & Wellness.

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

Note 4 - Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities was as follows:

(in thousands)	August 31, 2026	February 28, 2026
Accrued compensation, benefits and payroll taxes	$34,048	$33,838
Accrued sales discounts and allowances	47,982	44,209
Accrued sales returns	21,108	23,234
Accrued advertising	30,304	25,961
Other	77,770	72,364
Total accrued expenses and other current liabilities	$211,212	$199,606

Note 5 - Goodwill and Intangibles

We perform annual impairment testing each fiscal year and interim impairment testing, if necessary. We write down any asset deemed to be impaired to its fair value.

During the first six months of fiscal 2027, we did not identify any circumstances or conditions which suggest that the carrying value of our goodwill and other intangible assets might be impaired and did not recognize any asset impairment charges.

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
(1)Asset impairment charges recognized for our Home & Outdoor segment during the three months ended August 31, 2025 included goodwill impairment charges of $41.7 million and $19.8 million related to our Hydro Flask and Osprey reporting units, respectively, and trade name impairment charges of $21.0 million and $3.0 million related to our Osprey and Hydro Flask indefinite-lived trade names, respectively. Asset impairment charges recognized for our Home & Outdoor segment during the six months ended August 31, 2025 included goodwill impairment charges of $115.9 million and $113.1 million related to our Hydro Flask and Osprey reporting units, respectively, trade name impairment charges of $40.0 million and $26.0 million related to our Hydro Flask and Osprey indefinite-lived trade names, respectively, and impairment charges of $8.8 million and $0.8 million related to our Hydro Flask customer relationships and other intangible assets, respectively.
(2)Asset impairment charges recognized for our Beauty & Wellness segment during the three months ended August 31, 2025 included goodwill impairment charges of $159.9 million, $46.8 million and $24.5 million related to our Health & Wellness, Drybar and Curlsmith reporting units, respectively, trade name impairment charges of $3.9 million, $1.0 million, and $1.0 million related to our Curlsmith definite-lived trade name, PUR indefinite-lived trade name and Drybar definite-lived trade name, respectively, and impairment charges of $3.9 million related to our Revlon trademark license. Asset impairment charges recognized for our Beauty & Wellness segment during the six months ended August 31, 2025 included goodwill impairment charges of $189.6 million, $134.1 million and $56.8 million related to our Health & Wellness, Drybar and Curlsmith reporting units, respectively, trade name impairment charges of $7.8 million, $7.0 million and $3.8 million related to our Curlsmith definite-lived trade name, PUR indefinite-lived trade name and Drybar definite-lived trade name, respectively, and impairment charges of $23.5 million, $10.7 million and $2.8 million related to our Revlon trademark license, Drybar customer relationships and Drybar other intangible assets, respectively.

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

We recorded share-based compensation expense in SG&A as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2026	2025	2026	2025 (1)
Directors’ stock compensation	$196	$196	$392	$392
Service Condition Awards	3,544	6,627	7,403	10,568
Performance Condition Awards	716	1,664	1,755	(2,862)
Market Condition Awards	687	885	1,525	1,009
Employee stock purchase plan	—	—	505	561
Share-based compensation expense	5,143	9,372	11,580	9,668
Less: income tax benefits	(212)	(445)	(636)	(602)
Share-based compensation expense, net of income tax benefits	$4,931	$8,927	$10,944	$9,066
(1)Share-based compensation expense during the six months ended August 31, 2025 includes a benefit for Performance Condition Awards, as a result of a change in estimate from target achievement to zero percent achievement for Performance Condition Awards granted during fiscal 2024.

Unrecognized Share-Based Compensation Expense

As of August 31, 2026, our total unrecognized share-based compensation for all awards was $21.2 million, which will be recognized over a weighted average amortization period of 2.2 years. The total unrecognized share-based compensation reflects an estimate of target achievement for outstanding Performance Condition Awards granted during both fiscal 2027 and 2026, and a weighted average estimate of 80% of target achievement for outstanding Performance Condition Awards granted during fiscal 2025.

Note 7 - Repurchases of Common Stock

In August 2024, our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization became effective August 20, 2024, for a period of three years, and replaced our former repurchase authorization. As of August 31, 2026, our repurchase authorization allowed for the purchase of $496.8 million of common stock.

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

For the periods presented, there were no common stock open market repurchases. The following table summarizes our share repurchase activity in connection with share-based compensation for the periods shown:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands, except share and per share data)	2026	2025	2026	2025
Common stock received in connection with share-based compensation:
Number of shares	1,658	5,279	63,858	29,939
Aggregate value of shares	$47	$151	$1,262	$1,482
Average price per share	$28.35	$28.65	$19.76	$49.50

Note 8 - Commitments and Contingencies

Legal Matters

We are involved in various legal claims and proceedings in the normal course of operations. We believe the outcome of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, except as described below.

On June 7, 2021, we completed the sale of our North America personal care business to HRB Brands LLC (“HRB Brands”). After the sale, we were named as a defendant in multiple lawsuits related to the use of personal care products previously containing talcum powder, primarily Brut deodorant and Ammens powder sold by our wholly-owned subsidiary, Idelle Labs, Ltd. We tendered indemnification of these cases to HRB Brands, which assumed control of the defense of the claims. After many years, during the fourth quarter of fiscal 2026, HRB Brands asserted that it was contesting the indemnification of these cases and tendered the indemnification back to us. Consequently, in order to protect the Company and its rights and defenses, we began to defend these cases. The Company maintains its position that HRB Brands is obligated to defend and indemnify the Company against these claims and plans to vigorously contest HRB Brands’ position. With respect to the talcum powder cases, we believe we have substantial defenses to the claims. The ultimate outcome of enforcing our indemnification claims against HRB Brands and the litigation relating to the talcum cases is inherently uncertain, and we cannot predict its resolution. During the three and six months ended August 31, 2026, we accrued $4.0 million and $5.3 million, respectively, for potential settlements and legal fees and paid approximately $1.4 million during fiscal 2027 related to these cases. As of August 31, 2026, we had an estimated liability of approximately $5.4 million. We cannot estimate the amount or range of amounts by which the liability may exceed the accrual established because of (i) the inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, and (iii) the many factors, developments and inherent uncertainties involved with litigation that could affect the Company’s estimate of the liability.

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

Tariff Refunds

On March 4, 2026, the U.S. Court of International Trade issued an additional ruling that importers that paid tariffs under International Emergency Economic Powers Act (“IEEPA”) are due refunds and ordered U.S. Customs and Border Protection (“CBP”) to begin the refund process for all importers who were subject to IEEPA duties. During fiscal 2026 and 2027, we paid IEEPA tariffs totaling $80.5 million. On April 20, 2026, CBP launched Phase 1 of a process for submitting IEEPA refund claims, and on June 29, 2026, CBP launched Phase 2 of the IEEPA refund claims process. CBP has established the framework for Phase 3 of the IEEPA refund claims process, and the Company was notified in August 2026 of its eligibility to participate. The Company plans to start filing Phase 3 refund claims after CBP begins accepting submissions. As of August 31, 2026, we collected all our Phase 1 tariff refunds and concluded that our submitted Phase 2 tariff refund claims were probable of being recovered, substantially all of which were approved by CBP prior to August 31, 2026. As a result, during the three and six months ended August 31, 2026, we recognized reductions to “Cost of goods sold” of $26.9 million and $28.7 million, respectively. As of August 31, 2026, our receivable for tariff refunds included within prepaids and other current assets totaled $4.3 million and our reduction to inventory for tariff refunds totaled $0.8 million. During the six months ended August 31, 2026, we collected $25.3 million in tariff refunds. The Company will continue to monitor regulatory guidance regarding the refund process, file additional Phase 2 and Phase 3 claims and recognize additional recoveries when the right to receipt becomes probable.

EPA Regulatory Matter

During fiscal 2022 and 2023, we were in discussions with the U.S. Environmental Protection Agency (the “EPA”) regarding the compliance of packaging and labeling claims on certain of our products in the air and water filtration and humidification categories within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging and labeling compliance discussions, we completed the repackaging and relabeling of impacted products during fiscal 2023. On August 25, 2026, we entered into a final administrative settlement with the EPA related to this matter for $4.4 million, which will be paid in the third quarter of fiscal 2027. As a result, the estimated liability we recognized during fiscal 2026 of $4.4 million remained outstanding as of August 31, 2026. For additional information refer to Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “EPA Compliance Costs.”

Note 9 - Long-Term Debt

A summary of our long-term debt follows:

(in thousands)	August 31, 2026	February 28, 2026
Credit Agreement (1):
Revolving loans	$211,700	$308,200
Term loans	464,844	477,344
Total borrowings under Credit Agreement	676,544	785,544
Unamortized prepaid financing fees	(3,922)	(4,733)
Total long-term debt	672,622	780,811
Less: current maturities of long-term debt	(25,000)	(25,000)
Long-term debt, excluding current maturities	$647,622	$755,811
(1)The weighted average interest rates on borrowings outstanding under the Credit Agreement (defined below) inclusive of the impact of our interest rate swaps as of August 31, 2026 and February 28, 2026 were 5.5% and 5.7%, respectively.

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

The floating interest rates on our borrowings under the Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $300 million and $325 million of the outstanding principal balance under the Credit Agreement as of August 31, 2026 and February 28, 2026, respectively. The weighted average interest rate on borrowings hedged with interest rate swaps was 3.3% as of both August 31, 2026 and February 28, 2026. The comparable Term SOFR interest rate as of both August 31, 2026 and February 28, 2026 was 3.7%. See Notes 10, 11, and 12 for additional information regarding our interest rate swaps.

As of August 31, 2026, the balance of outstanding letters of credit was $9.5 million, the amount available for revolving loans under the Credit Agreement was $528.8 million, and the amount available per the maximum Leverage Ratio was $277.3 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of August 31, 2026, these covenants effectively limited our ability to incur more than $277.3 million of additional debt from all sources, including the Credit Agreement.

Debt Covenants

As of August 31, 2026, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

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

The following table presents the fair value of our financial assets and liabilities:

	Fair Value
(in thousands)	August 31, 2026	February 28, 2026
Assets:
Cash equivalents (money market accounts)	$3,459	$4,189
U.S. Treasury Bills	11,166	11,175
Interest rate swaps	1,896	381
Foreign currency derivatives	1,413	375
Total assets	$17,934	$16,120

Liabilities:
Interest rate swaps	$—	$196
Contingent consideration	—	5,400
Foreign currency derivatives	1,312	2,954
Total liabilities	$1,312	$8,550

All of our financial assets and liabilities, except for our investments in U.S. Treasury Bills, are measured and recorded at fair value on a recurring basis. Our investments in U.S. Treasury Bills are recorded at amortized cost. As of August 31, 2026 and February 28, 2026, the current carrying amounts of our U.S. Treasury Bills were $2.4 million and $2.6 million, respectively, and were included within prepaid expenses and other current assets in our condensed consolidated balance sheets. As of August 31, 2026 and February 28, 2026, the non-current carrying amounts of our U.S. Treasury Bills were $8.9 million and

$8.5 million, respectively, and were included within other assets in our condensed consolidated balance sheets.

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

Our investments in U.S. Treasury Bills are classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. We invest in U.S. Treasury Bills with maturities ranging from two to five years. As of August 31, 2026, gross unrealized gains were immaterial and gross unrealized losses were $0.1 million. As of February 28, 2026, gross unrealized gains were $0.1 million and gross unrealized losses were immaterial. During the three and six months ended August 31, 2026, we recognized interest income on these investments of $0.1 million and $0.2 million, respectively, which is included in “Non-operating income, net” in our condensed consolidated statements of income (loss). During the three and six months ended August 31, 2025, we recognized interest income on these investments of $0.1 million and $0.2 million, respectively.

We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates. In addition, we use interest rate swaps to manage our exposure to changes in interest rates. All of our derivative assets and liabilities are recorded at fair value. See Notes 11 and 12 for more information on our derivatives.

The purchase consideration for the acquisition of Olive & June in December 2024 included contingent cash consideration of up to $15.0 million payable annually in three equal installments subject to Olive & June achieving certain adjusted EBITDA targets during calendar years 2025, 2026 and 2027. If the annual adjusted EBITDA target is not met, no payment is required. As of the acquisition date, we recorded a liability for the estimated fair value of the contingent consideration of $4.1 million. This contingent consideration liability is remeasured at fair value each reporting period until the contingency is resolved, with changes in fair value recognized in SG&A. The fair value of the contingent consideration liability was determined using a Monte Carlo simulation model, which utilizes projected adjusted EBITDA and corresponding volatility and discount rates to estimate the probability of the adjusted EBITDA targets being achieved. The projected adjusted EBITDA during the earn-out period was derived from internal forecasts and represents a Level 3 input, and was discounted using an estimated discount rate of 14% and 13% as of August 31, 2026 and February 28, 2026, respectively. Adjusted EBITDA volatility was calculated based upon peer companies, and the third quartile of 37% and 41% was selected as a key input into the Monte Carlo simulation model as of August 31, 2026 and February 28, 2026, respectively. In the simulated scenarios where a payment is earned, the projected contingent payments were discounted using an estimated credit risk discount rate of 6.8% and 6.6%, as of August 31, 2026 and February 28, 2026, respectively. Changes in these inputs may result in a significant increase or decrease in the fair value of the contingent consideration liability with a corresponding impact to SG&A.

Level 3 Fair Value Measurements

The following table presents the changes in our Level 3 contingent consideration liability:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$400	$4,100	$5,400	$4,100
Changes in fair value (1)	(400)	—	(400)	—
Settlements (2)	—	—	(5,000)	—
Balance at end of period (3)	$—	$4,100	$—	$4,100
(1)Reflects a decrease in the estimated fair value of our contingent consideration liability, which was recognized in SG&A during the three and six months ended August 31, 2026. The fair value of the contingent consideration liability was determined to be de minimis as of August 31, 2026 based on Olive & June’s adjusted EBITDA forecasts and the inputs described above.
(2)Represents a contingent consideration payment of $5.0 million in April 2026 based on Olive & June’s achievement of the adjusted EBITDA target for calendar year 2025.
(3)As of August 31, 2025, the estimated fair value of the contingent consideration liability was $4.1 million, of which $1.8 million was included within accrued expenses and other current liabilities and $2.3 million was included within other liabilities, non-current in our condensed consolidated balance sheet.

Note 11 - Financial Instruments and Risk Management

Foreign Currency Risk

The U.S. Dollar is the functional currency for the Company and all of its subsidiaries and is also the reporting currency for the Company. By operating internationally, we are subject to foreign currency risk from transactions denominated in currencies other than the U.S. Dollar (“foreign currencies”). Such transactions include sales and operating expenses. As a result of such transactions, portions of our cash, accounts receivable and accounts payable are denominated in foreign currencies. Approximately 15% of our net sales revenue was denominated in foreign currencies during both the three and six months ended August 31, 2026, compared to 14% and 15% for the same periods last year, respectively. These sales were primarily denominated in Euros, British Pounds and Canadian Dollars. We make most of our inventory purchases from manufacturers in Asia and primarily use the U.S. Dollar for such purchases.

In our condensed consolidated statements of income (loss), foreign currency exchange rate gains and losses resulting from the remeasurement of foreign income tax receivables and payables and deferred income tax assets and liabilities are recognized in income tax expense (benefit), and all other foreign currency exchange rate gains and losses are recognized in SG&A. We recorded immaterial foreign currency exchange rate net gains, during both the three and six months ended August 31, 2026, in income tax expense (benefit), compared to net gains of $2.9 million and $9.5 million for the same periods last year, respectively. During the three and six months ended August 31, 2026, we recorded foreign currency exchange rate net losses of $0.1 million and $0.6 million, respectively, in SG&A, compared to net gains of $0.4 million and $2.1 million for the same periods last year, respectively. We mitigate certain foreign currency exchange rate risk by using forward contracts to protect against the foreign currency exchange rate risk inherent in our transactions denominated in foreign currencies. We do not enter into any derivatives or similar instruments for trading or other speculative purposes. Certain of our forward contracts are designated as cash flow hedges (“foreign currency contracts”) and are recorded on the balance sheet at fair value with changes in fair value recorded in Other Comprehensive Income (Loss) (“OCI”) until the hedge transaction is settled, at which point amounts are reclassified from Accumulated Other Comprehensive Income (Loss) (“AOCI”) to our condensed consolidated statements of income

(loss). Foreign currency derivatives for which we have not elected hedge accounting consist of certain forward contracts, and any changes in the fair value of these derivatives are recorded in our condensed consolidated statements of income (loss). These undesignated derivatives are used to hedge monetary net asset and liability positions. Cash flows from our foreign currency derivatives are classified as cash flows from operating activities in our condensed consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

Interest Rate Risk

Interest on our outstanding debt as of August 31, 2026 and February 28, 2026 is based on variable floating interest rates. If short-term interest rates increase, we will incur higher interest expense on any future outstanding balances of floating rate debt. Floating interest rates are hedged with interest rate swaps to effectively fix interest rates on a portion of our outstanding principal balance under the Credit Agreement, which totaled $676.5 million and $785.5 million as of August 31, 2026 and February 28, 2026, respectively. As of August 31, 2026 and February 28, 2026, $300 million and $325 million of the outstanding principal balance under the Credit Agreement, respectively, was hedged with interest rate swaps to fix the interest rate we pay. Our interest rate swaps are designated as cash flow hedges and are recorded on the balance sheet at fair value with changes in fair value recorded in OCI until the hedge transaction is settled, at which point amounts are reclassified from AOCI to our condensed consolidated statements of income (loss). Cash flows from our interest rate swaps are classified as cash flows from operating activities in our condensed consolidated statements of cash flows, which is consistent with the classification of the cash flows from the underlying hedged item. We evaluate our derivatives designated as cash flow hedges each quarter to assess hedge effectiveness.

The following tables summarize the fair values of our derivative instruments as of the end of the periods presented:

(in thousands)	August 31, 2026
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities, Non- Current
Forward contracts - sell Euro	Cash flow	1/2028		€47,600	$969	$200	$59	$—
Forward contracts - sell Canadian Dollars	Cash flow	10/2027		$24,750	177	26	36	—
Forward contracts - sell Pounds	Cash flow	2/2028		£24,500	—	12	861	50
Forward contracts - sell Norwegian Kroner	Cash flow	8/2027	kr	35,450	18	—	74	—
Forward contracts - sell Mexican Pesos	Cash flow	2/2028		$125,000	—	—	159	51
Interest rate swaps	Cash flow	8/2027		$300,000	1,896	—	—	—
Subtotal					3,060	238	1,189	101

Derivatives not designated under hedge accounting
Forward contracts - sell Euro	(1)	9/2026		€3,094	—	—	22	—
Forward contracts - buy Pounds	(1)	9/2026		£2,643	11	—	—	—
Subtotal					11	—	22	—
Total fair value					$3,071	$238	$1,211	$101

(in thousands)	February 28, 2026
Derivatives designated as hedging instruments	Hedge Type	Final Settlement Date	Notional Amount		Prepaid Expenses and Other Current Assets	Other Assets	Accrued Expenses and Other Current Liabilities	Other Liabilities Non- Current
Forward contracts - sell Euro	Cash flow	11/2027		€67,000	$149	$137	$1,239	$—
Forward contracts - sell Canadian Dollars	Cash flow	10/2027		$29,600	23	8	330	—
Forward contracts - sell Pounds	Cash flow	12/2027		£32,000	—	33	1,174	42
Forward contracts - sell Norwegian Kroner	Cash flow	2/2027	kr	30,000	—	—	156	—
Interest rate swaps (2)	Cash flow	8/2027		$425,000	381	—	130	66
Subtotal					553	178	3,029	108

Derivatives not designated under hedge accounting
Forward contracts - sell Euro	(1)	3/2026		€6,764	25	—	—	—
Forward contracts - buy Pounds	(1)	3/2026		£787	—	—	13	—
Subtotal					25	—	13	—
Total fair value					$578	$178	$3,042	$108
(1)These forward contracts, for which we have not elected hedge accounting, hedge monetary net asset and liability positions for the notional amounts reported, creating an economic hedge against currency movements.
(2)Includes a forward-starting interest rate swap agreement with a notional amount of $100 million that became effective on March 1, 2026.

The pre-tax effects of derivative instruments designated as cash flow hedges were as follows for the periods presented:

	Three Months Ended August 31,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2026	2025	Location	2026	2025
Foreign currency contracts - cash flow hedges	$594	$(2,368)	Sales revenue, net	$101	$(1,770)
Interest rate swaps - cash flow hedges	582	(743)	Interest expense	415	1,149
Total	$1,176	$(3,111)		$516	$(621)

	Six Months Ended August 31,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income
(in thousands)	2026	2025	Location	2026	2025
Foreign currency contracts - cash flow hedges	$2,405	$(12,075)	Sales revenue, net	$(298)	$(2,493)
Interest rate swaps - cash flow hedges	2,524	1,870	Interest expense	813	2,077
Total	$4,929	$(10,205)		$515	$(416)

The pre-tax effects of derivative instruments not designated under hedge accounting were as follows for the periods presented:

	Gain (Loss) Recognized in Income
		Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	Location	2026	2025	2026	2025
Forward contracts	SG&A	$96	$(169)	$188	$(505)
Total		$96	$(169)	$188	$(505)

We expect a net gain of $1.9 million associated with foreign currency contracts and interest rate swaps currently recorded in AOCI to be reclassified into income over the next twelve months. The amount ultimately realized, however, will differ as exchange rates and interest rates change and the underlying contracts settle. See Notes 10 and 12 for more information.

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

Note 12 - Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component and related tax effects for the periods presented were as follows:

(in thousands)	Interest Rate Swaps	Foreign Currency Contracts	Total
Balance at February 28, 2025	$646	$1,632	$2,278
Other comprehensive income (loss) before reclassification	1,870	(12,075)	(10,205)
Amounts reclassified out of AOCI	(2,077)	2,493	416
Tax effects	50	2,000	2,050
Other comprehensive loss	(157)	(7,582)	(7,739)
Balance at August 31, 2025	$489	$(5,950)	$(5,461)

Balance at February 28, 2026	$141	$(2,018)	$(1,877)
Other comprehensive income before reclassification	2,524	2,405	4,929
Amounts reclassified out of AOCI	(813)	298	(515)
Tax effects	(397)	(431)	(828)
Other comprehensive income	1,314	2,272	3,586
Balance at August 31, 2026	$1,455	$254	$1,709
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

The following tables summarize reportable segment information with a reconciliation to our condensed consolidated results for the periods presented:

	Three Months Ended August 31, 2026
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$227,920	$213,006	$440,926
Less: (1)
Cost of goods sold (2)	101,832	108,971	210,803
Operating expense (3)	102,021	105,183	207,204
Operating income (loss)	$24,067	$(1,148)	$22,919
Non-operating income, net			1,761
Interest expense			10,892
Income before income tax			$13,788

	Three Months Ended August 31, 2025
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$208,721	$223,060	$431,781
Less: (1)
Cost of goods sold	108,636	132,464	241,100
Operating expense (3)	172,663	333,735	506,398
Operating loss	$(72,578)	$(243,139)	$(315,717)
Non-operating income, net			249
Interest expense			14,221
Loss before income tax			$(329,689)

	Six Months Ended August 31, 2026
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$422,843	$420,198	$843,041
Less: (1)
Cost of goods sold (2)	200,337	227,726	428,063
Operating expense (3)	190,274	141,436	331,710
Operating income	$32,232	$51,036	$83,268
Non-operating income, net			1,979
Interest expense			23,135
Income before income tax			$62,112

	Six Months Ended August 31, 2025
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Sales revenue, net	$386,704	$416,732	$803,436
Less: (1)
Cost of goods sold	198,529	239,215	437,744
Operating expense (3)	474,546	613,901	1,088,447
Operating loss	$(286,371)	$(436,384)	$(722,755)
Non-operating income, net			557
Interest expense			28,029
Loss before income tax			$(750,227)
(1)These significant expense categories and amounts align with the reportable segment information that is regularly provided to the CODM.
(2)Cost of goods sold during the three and six months ended August 31, 2026 includes reductions for tariff refunds recognized totaling $26.9 million and $28.7 million, respectively, of which $12.4 million and $14.2 million was recognized in our Home & Outdoor segment, respectively, and $14.5 million was recognized in our Beauty & Wellness segment for both the three and six months ended August 31, 2026. See Note 8 for further information.
(3)Operating expense for both reportable segments includes SG&A expense and restructuring charges. Operating expense during the six months ended August 31, 2026 also includes a gain of $54.9 million on the sale of our distribution facility in Southaven, Mississippi recognized in our Beauty & Wellness segment. Operating expense during the three and six months ended August 31, 2025 also includes asset impairment charges of $326.4 million and $740.8 million, respectively, of which $85.5 million and $304.6 million was recognized in our Home & Outdoor segment, respectively, and $240.9 million and $436.1 million was recognized in our Beauty & Wellness segment, respectively. See Note 3 and Note 5 for further information on the sale of our distribution facility and asset impairment charges, respectively.

The following tables summarize reportable segment information for the periods presented:

	Three Months Ended August 31, 2026
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Capital and intangible asset expenditures	$2,768	$9,537	$12,305
Depreciation and amortization	5,865	7,155	13,020
Non-cash share-based compensation	2,514	2,629	5,143

	Three Months Ended August 31, 2025
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Capital and intangible asset expenditures	$6,907	$4,563	$11,470
Depreciation and amortization	6,040	6,820	12,860
Non-cash share-based compensation	4,248	5,124	9,372
Asset impairment charges	85,537	240,857	326,394

	Six Months Ended August 31, 2026
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Capital and intangible asset expenditures	$4,596	$13,515	$18,111
Depreciation and amortization	12,357	14,040	26,397
Non-cash share-based compensation	5,308	6,272	11,580

	Six Months Ended August 31, 2025
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Capital and intangible asset expenditures	$13,890	$10,942	$24,832
Depreciation and amortization	12,599	14,345	26,944
Non-cash share-based compensation	4,282	5,386	9,668
Asset impairment charges	304,632	436,147	740,779

Geographic Information

The following table presents net sales revenue by geographic region, in U.S. Dollars:

	Three Months Ended August 31,				Six Months Ended August 31,
(in thousands)	2026		2025		2026		2025
Domestic sales revenue, net (1)	$335,868	76.2%	$330,496	76.5%	$643,216	76.3%	$608,456	75.7%
International sales revenue, net	105,058	23.8%	101,285	23.5%	199,825	23.7%	194,980	24.3%
Total sales revenue, net	$440,926	100.0%	$431,781	100.0%	$843,041	100.0%	$803,436	100.0%
(1)Domestic net sales revenue includes net sales revenue from the U.S. and Canada.

Note 14 - Income Taxes

We reorganized the Company in Bermuda in 1994, and many of our foreign subsidiaries are not directly or indirectly owned by a U.S. parent. As such, a significant portion of our foreign income is not subject to U.S. taxation on a permanent basis under current law. Additionally, our intangible assets are primarily owned by foreign affiliates, generally resulting in proportionally higher earnings in jurisdictions with statutory tax rates lower than the U.S. Taxable income in each jurisdiction, whether U.S. or foreign, is determined by the subsidiary’s operating results as well as applicable transfer pricing and tax regulations.

For interim periods, our income tax expense and resulting effective tax rate are based on an estimated annual effective tax rate, adjusted for the impact of discrete items recognized in the period. Jurisdictions with year-to-date or forecasted losses for which a tax benefit cannot be recognized are excluded from the estimated annual effective tax rate calculation, which may increase the effective tax rate in interim periods.

Discrete items are recognized in the period in which they occur and include changes in tax laws or rates, changes in estimates for uncertain tax positions, excess tax benefits or deficiencies from stock-based compensation, foreign currency remeasurement effects that cannot be reasonably estimated as part of the annual effective tax rate, and other infrequent or non-recurring items. Discrete items do not include the asset impairment charges described below and in Note 5.

During the three and six months ended August 31, 2025, we recognized goodwill and other intangible asset impairment charges of $326.4 million and $740.8 million, respectively, which included $246.0 million and $511.0 million, respectively, of non-deductible goodwill that did not result in a tax benefit. The tax benefit on the impairment charge was recognized over the course of fiscal 2026 in relation to pre-tax book income, rather than as a discrete item in the periods in which the charges were incurred.

The downward revisions to our internal forecasts utilized in our impairment testing during the first half of fiscal 2026 impacted our assessment of the future realizability of a related deferred tax asset, which led to the recording of discrete valuation allowances of $13.5 million and $30.0 million during the three and six months ended August 31, 2025, respectively.

For the three months ended August 31, 2026, income tax expense was $9.2 million on pre-tax income of $13.8 million, compared to an income tax benefit of $21.0 million on a pre-tax loss of $329.7 million for the same period last year. The increase in income tax expense and effective tax rate was primarily due to an increase in jurisdictions with losses excluded from the estimated annual effective tax rate calculation in fiscal 2027, and was also affected by impairment charges and the timing of related tax effects and deferred tax asset valuation allowances recognized in the same period last year.

For the six months ended August 31, 2026, income tax expense was $21.7 million on pre-tax income of $62.1 million, compared to income tax expense of $9.1 million on a pre-tax loss of $750.2 million for the same period last year. The increase in income tax expense and effective tax rate was primarily due to income tax expense recognized on the gain from the sale of our distribution facility in Southaven, Mississippi and an increase in jurisdictions with losses excluded from the estimated annual effective tax rate calculation in fiscal 2027, and was also affected by impairment charges and the timing of related tax effects and deferred tax asset valuation allowances recognized in the same period last year.

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

The following table presents our weighted average basic and diluted shares outstanding for the periods shown:

	Three Months Ended August 31,		Six Months Ended August 31,
(in thousands)	2026	2025	2026	2025
Weighted average shares outstanding, basic	23,295	22,959	23,280	22,951
Incremental shares from share-based compensation arrangements	858	—	676	—
Weighted average shares outstanding, diluted (1)	24,153	22,959	23,956	22,951

Anti-dilutive securities	46	454	140	442
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

This MD&A, including the tables under the headings “Operating Income (Loss), Operating Margin, Adjusted Operating Income (non-GAAP) and Adjusted Operating Margin (non-GAAP) by Segment” and “Net Income (Loss), Diluted Earnings (Loss) Per Share, Adjusted Income (non-GAAP) and Adjusted Diluted Earnings Per Share (non-GAAP),” reports operating income (loss), operating margin, net income (loss) and diluted earnings (loss) per share without the impact of asset impairment charges, costs incurred in connection with the departure of our former Chief Executive Officer (“CEO”) primarily related to severance and recruitment costs (“CEO succession costs”), settlement costs and legal fees related to lawsuits involving products sold by the North America personal care business divested on June 7, 2021, for which we tendered indemnification and are discussed further below (referred to as “divestiture litigation costs”), gain on the sale of our distribution facility in Southaven, Mississippi during the first quarter of fiscal 2027 (“gain on sale of distribution facility”), income tax expense from the recognition of valuation allowances in fiscal 2026 on deferred tax assets related to our intangible asset reorganization in fiscal 2025 (“intangible asset reorganization”), restructuring charges, amortization of intangible assets, and non-cash share-based compensation for the periods presented, as applicable. These measures may be considered non-GAAP financial measures as defined by SEC Regulation G, Rule 100. The tables reconcile these measures to their corresponding GAAP-based financial measures presented in our condensed consolidated statements of income (loss). We believe that adjusted operating income, adjusted operating margin, adjusted income and adjusted diluted earnings per share provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP financial measures, in combination with our financial results calculated in accordance with GAAP, provide investors with additional perspective regarding the impact of such charges and benefits on applicable income, margin and earnings per share measures. We also believe that these non-GAAP measures reflect the operating performance of our business and facilitate a more direct comparison of our performance to our competitors. The material limitation associated with the use of the non-GAAP financial measures is that the non-GAAP measures do not reflect the full economic impact of our activities. Our adjusted operating income, adjusted operating margin, adjusted income and adjusted diluted earnings per share are not prepared in accordance with GAAP, are not an alternative to GAAP financial measures and may be calculated differently than non-GAAP financial measures disclosed by other companies. Accordingly, undue reliance should not be placed on non-GAAP financial measures. These non-GAAP financial measures are discussed further and reconciled to their applicable GAAP-based financial measures contained in this MD&A beginning on page 38.

There were no material changes to the key financial measures discussed in our Form 10-K.

Overview

We incorporated as Helen of Troy Corporation in Texas in 1968 and were reorganized as Helen of Troy Limited in Bermuda in 1994. We are a leading global consumer products company offering creative products and solutions for our customers through a diversified portfolio of brands. Our portfolio of brands includes OXO, Hydro Flask, Osprey, Vicks, Braun, Honeywell, PUR, Hot Tools, Drybar, Curlsmith, Revlon and Olive & June, among others. We have built leading market positions through new product innovation, product quality and competitive pricing. As of August 31, 2026, we operated two reportable segments: Home & Outdoor and Beauty & Wellness.

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

We did not record any asset impairment charges during the first six months of fiscal 2027. During the first and second quarters of fiscal 2026, we concluded a goodwill impairment triggering event had occurred due to a sustained decline in our stock price, and performed quantitative impairment testing on our goodwill and certain intangible assets. As a result of such testing, we recorded pre-tax asset impairment charges as follows:

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

Under the International Emergency Economic Powers Act (“IEEPA”), the U.S. presidential administration began implementing fentanyl-related IEEPA tariffs (“Fentanyl IEEPA Tariff”) and additional tariffs (“Reciprocal IEEPA Tariff”) during calendar year 2025. As of April 9, 2025, the U.S. had imposed (i) an aggregate additional 145% tariff on imports from China, consisting of a 20% Fentanyl IEEPA Tariff and 125% Reciprocal IEEPA Tariff and (ii) a global 10% Reciprocal IEEPA Tariff on imports from other countries including Mexico, Vietnam and other U.S. trading partners. The Reciprocal IEEPA Tariff on imports from China was subsequently lowered to 10% effective May 12, 2025, resulting in an aggregate additional 30% tariff. On July 31, 2025, the U.S. president signed an executive order imposing new IEEPA tariffs on a number of U.S. trading partners which became effective on August 7, 2025, including a 25% Fentanyl IEEPA Tariff on imports from Mexico and a 20% and 19% Reciprocal IEEPA Tariff on imports from Vietnam and Thailand, respectively. Effective November 10, 2025, the 10% Reciprocal IEEPA Tariff on imports from China, which was set to expire, was extended to remain in effect through November 10, 2026, and the Fentanyl IEEPA Tariff was reduced from 20% to 10%, reducing the aggregate additional tariff from 30% to 20%. On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed by the U.S. president under IEEPA were unconstitutional, and the U.S. president subsequently imposed a temporary global 10% Section 122 tariff under the Trade Act of 1974 (“Section 122 Tariff”) effective February 24, 2026 through July 24, 2026. As a result, the previous aggregate additional tariff on imports from China, Vietnam, Mexico and Thailand of 20%, 20%, 25% and 19%, respectively, were replaced by the 10% Section 122 Tariff. In May 2026, the U.S. Court of International Trade (“CIT”) found the Section 122 Tariff unlawful in certain cases; however, the Section 122 Tariff remained in place through its expiration on July 24, 2026 for the Company and most importers while the cases proceeded through the appeals process. Our imports manufactured in Mexico were not impacted by the IEEPA tariffs or Section 122 Tariff since they qualified for duty-free preference under the United States-Mexico-Canada Agreement (the “USMCA”).

Following the expiration of the Section 122 Tariff discussed above, effective July 24, 2026, the U.S. presidential administration imposed tariffs under Section 301 of the Trade Act of 1974 (“Section 301 Tariff”) on 60 countries, including 10% for Mexico and 12.5% for China, Vietnam and Thailand, for failure to impose and effectively enforce a prohibition on the importation of goods produced with forced labor. The Section 301 Tariff for Mexico is unchanged from the prior Section 122 Tariff and represents an increase of 2.5% on imports from China, Vietnam and Thailand. As a result, our products imported from China, Vietnam, Thailand and other countries are currently subject to the Section 301 Tariff. Our imports manufactured in Mexico are not impacted by the Section 301 Tariff since they qualify for duty-free preference under the USMCA. Further, we benefit from certain exclusions from tariffs as a result of the COVID-19 pandemic, which were extended to November 9, 2026. The U.S. presidential administration is considering additional Section 301 Tariffs as a remedy for unfair trade practices; however, the review process is ongoing.

In response to recent tariffs imposed by the U.S. on certain Canadian goods under Section 338 of the Tariff Act of 1930, Canada imposed retaliatory tariffs ranging from 15% to 50% on similar American goods effective September 8, 2026. Currently, our liquid hair styling products, treatments and conditioners within our Beauty & Wellness business are subject to this 50% tariff upon importation to Canada and do not qualify for duty-free preference under the USMCA.

In March 2025, the U.S. president also implemented changes under Section 232 of the Trade Expansion Act of 1962 (“Section 232 Tariffs”) which resulted in additional sectoral tariffs to aluminum and steel of 25%. On June 4, 2025, the Section 232 Tariffs related to aluminum and steel were increased to 50%, and effective August 1, 2025, expanded to include copper products and components. Section 232 Tariffs were previously imposed based solely on a metal content-based calculation. Effective April 6, 2026, Section 232 Tariffs were expanded to apply to the entire customs value of covered products with tiered rates based on metal content and origin. Currently, our products are not subject to the Section 232 Tariffs on copper products and components. Our products are currently subject to the Section 232 Tariffs on aluminum and steel products of 25%, which primarily impacts certain products within our Home and Wellness businesses.

On March 4, 2026, the CIT issued an additional ruling that importers that paid tariffs under IEEPA are due refunds and ordered U.S. Customs and Border Protection (“CBP”) to begin the refund process for all importers who were subject to IEEPA duties. During fiscal 2026 and 2027, we paid IEEPA tariffs totaling $80.5 million. On April 20, 2026, CBP launched Phase 1 of a process for submitting IEEPA refund claims, and on June 29, 2026, CBP launched Phase 2 of the IEEPA refund claims process. CBP has established the framework for Phase 3 of the IEEPA refund claims process, and the Company was notified in August 2026 of its eligibility to participate. The Company plans to start filing Phase 3 refund claims after CBP begins accepting submissions. As of August 31, 2026, we collected all our Phase 1 tariff refunds and concluded that our submitted Phase 2 tariff refund claims were probable of being recovered, substantially all of which were approved by CBP prior to August 31, 2026. As a result, during the three and six months ended August 31, 2026, we recognized reductions to “Cost of goods sold” of $26.9 million and $28.7 million, respectively. As of August 31, 2026, our receivable for tariff refunds included within prepaids and other current assets totaled $4.3 million and our reduction to inventory for tariff refunds totaled $0.8 million. During the six months ended August 31, 2026, we collected $25.3 million in tariff refunds. The Company will continue to monitor regulatory guidance regarding the refund process, file additional Phase 2 and 3 claims and recognize additional recoveries when the right to receipt becomes probable.

During fiscal 2026 and the first quarter of fiscal 2027, tariffs had a net adverse impact on our cost of goods sold. During the three and six months ended August 31, 2026, tariffs had a net favorable impact on our cost of goods sold as a result of recognizing tariff refunds of $26.9 million and $28.7 million, respectively, as discussed above. Our cost of goods sold included additional pre-tax tariff costs related to the changes in tariffs described above of $12.6 million and $27.3 million, during the three and six months ended August 31, 2026, respectively, compared to $10.0 million and $12.5 million in the same periods last year, respectively. While we successfully implemented strategic price increases during fiscal 2026 to help mitigate the impact of tariffs, we believe the benefit to net sales revenue in fiscal 2027 is entirely offset by reduced unit sales volumes due to consumer price elasticity. Our net sales revenue during the first six months of fiscal 2026 was negatively impacted by a combination of factors including the pause or cancellation of direct import orders from China by certain of our key retailers in response to increased tariff rates, a slowdown in retailer orders following pull forward activity in the fourth quarter of fiscal 2025 due to tariff uncertainty and lower consumer confidence and demand. In addition, net sales revenue during the first six months of fiscal 2026 was negatively impacted by evolving dynamics in the China market, including a shift toward localized fulfillment models and heightened competition from domestic sellers benefiting from government subsidies. In addition to the uncertainty from evolving global tariff policies, we experienced and expect continued unfavorable cascading impacts on inflation, consumer confidence, employment and overall macroeconomic conditions, all of which may continue to adversely impact our sales, results of operations and cash flows.

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

We continue to assess our incremental tariff cost exposure in light of continuing changes to global tariff policies and the full extent of our potential mitigation plans, as well as the associated timing to implement such plans and realize the anticipated benefits. To mitigate our risk of ongoing exposure to tariffs, we continue to pursue opportunities to diversify our production capabilities outside of China into regions where we expect tariffs or overall costs to be lower and to source the same product in more than one region, to the extent it is possible and not cost-prohibitive.

Impact of Macroeconomic Trends
The Federal Open Market Committee lowered the benchmark interest rate by 50 basis points and 25 basis points during the third and fourth quarters of fiscal 2026, respectively, resulting in lower average interest rates incurred during the first six months of fiscal 2027 compared to the same period last year. The Federal Open Market Committee raised the benchmark interest rate by 25 basis points subsequent to the second quarter of fiscal 2027. As of August 31, 2026 and February 28, 2026, $300 million and $325 million of the outstanding principal balance under the Credit Agreement (as defined below), respectively, was hedged with interest rate swaps to fix the interest rate we pay. The weighted average interest rates on borrowings outstanding under the Credit Agreement inclusive of the impact of our interest rate swaps as of August 31, 2026 and February 28, 2026 were 5.5% and 5.7%, respectively. The weighted average interest rate on borrowings hedged with interest rate swaps was 3.3% as of both August 31, 2026 and February 28, 2026. The comparable Term SOFR interest rate (as defined in the Credit Agreement) was 3.7% as of both August 31, 2026 and February 28, 2026. While the actual timing and extent of additional future changes in interest rates remains unknown, higher average interest rates would increase interest expense on our outstanding variable rate debt not subject to the interest rate swaps. The financial markets, the global economy and global supply chain may also be adversely affected by the current or anticipated impact of military conflicts or other geopolitical events, as well as recent U.S. tariff policies, that are continuing to evolve and the corresponding impacts on global trade. Most recently, the outcome of the ongoing Israel-United States and Iran conflict is highly unpredictable and could lead to significant market and other disruptions, including significant volatility in the commodity prices and supply of energy resources and supply chain interruptions. High inflation has also negatively impacted consumer disposable income, credit availability and spending, among others, which have adversely impacted our business, financial condition, cash flows and results of operations during fiscal 2026 and the first six months of fiscal 2027 and may continue to have an adverse impact during the remainder of fiscal 2027. Evolving global tariff policies, military conflicts or geopolitical events (such as the Israel-United States and Iran conflict) could adversely impact inflation and interest rates which could further negatively impact consumer disposable income, credit availability and spending. See further discussion below under “Consumer Spending and Changes in Shopping Preferences.” We expect continued uncertainty in our business and the global economy due to pressure from inflation, tariffs, consumer confidence and the Israel-United States and Iran conflict, any of which may adversely impact our results.

Consumer Spending and Changes in Shopping Preferences
Our business depends upon discretionary consumer demand for most of our products and primarily operates within mature and highly developed consumer markets. The principal driver of our operating performance is the strength of the U.S. retail economy. Approximately 72% of our consolidated net sales revenue was from U.S. shipments during both the three months ended August 31, 2026 and 2025. For the six months ended August 31, 2026 and 2025, U.S. shipments were approximately 72% and 71% of our consolidated net sales revenue, respectively.

Among other things, high levels of inflation, interest rates, military conflicts or other geopolitical events, and tariffs may negatively impact consumer disposable income, credit availability and spending. Consumer purchases of discretionary items, including some of the products that we offer, generally decline during recessionary periods or periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Dynamic changes in consumer spending and shopping patterns are also having an impact on retailer inventory levels. Our ability to sell to retailers is predicated on their ability to sell to the end consumer. During fiscal 2026 and the first half of fiscal 2027, we experienced continued competition within our Beauty & Wellness segment and in the insulated beverageware category. In addition, during fiscal 2026, we experienced lower replenishment orders in line with softer consumer demand and discretionary spending and continued competition, which adversely impacted our sales, results of operations and cash flows. During the first half of fiscal 2027, this trend continued in our Beauty business. If orders from our retail customers continue to be adversely impacted, our sales, results of operations and cash flows may continue to be adversely impacted. We expect continued uncertainty in our business and the global economy due to inflation, evolving global tariff policies, continued competition and changes in consumer spending patterns. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.

Our concentration of sales reflects the continued evolution of consumer shopping preferences. Our net sales to pure-play online retailers and retail customers fulfilling end-consumer online orders, as well as our own online sales directly to consumers (collectively “online channel net sales”) comprised approximately 25% and 26% of our total consolidated net sales revenue for the three and six months ended August 31, 2026, respectively, and grew approximately 4% and 16% compared to the same periods last year, respectively. For both the three and six months ended August 31, 2025, our online channel net sales comprised approximately 24% of our total consolidated net sales revenue and declined approximately 22% and 20% compared to the same periods last year, respectively.

Packaging Disposal Costs
An emerging trend with governmental and non-governmental organizations, consumers, shareholders, retail customers, communities, and other stakeholders is increased focus and expectations on sustainability matters. These trends have led to, among other things, increased public and private social accountability reporting requirements relating to labor practices, climate change, human trafficking and other sustainability matters and greater demands on our packaging and products. Several U.S. states, Canada, the European Union (“EU”) and Europe, the Middle East and Africa (“EMEA”) have enacted legislation to reduce single use plastics and establish regulatory requirements including extended producer responsibility (“EPR”) programs, which are designed to transfer the cost of packaging disposal from municipalities to producers of consumer-packaged goods. EPR programs typically include reporting requirements for, among other things, post-consumer recycling usage, compostable packaging, material reduction including plastic component data and refill strategies. We are currently subject to EPR programs enacted in the U.S., Canada, EU and EMEA, which require us to partially fund the disposal of our products’ packaging (“packaging disposal costs”). As a result of these EPR programs as well as other regulatory packaging requirements, we are beginning to incur higher packaging related costs. Several states in the U.S. have proposed EPR legislation and jurisdictions such as the EU and Canada are expanding existing program requirements which will increase our operating costs and could adversely impact our business, cash flows and results of operations. In addition, we also intend to invest in the recyclability of our products’ packaging and reduce packaging waste which may further increase our costs initially and could require capital investments. As regulatory requirements continue to evolve, compliance could increase our operating costs, limit material availability, reduce consumer demand for our products in the future, or adversely impact our business, cash flows and results of operations.

EPA Compliance Costs
During fiscal 2022 and 2023, we were in discussions with the U.S. Environmental Protection Agency (“the EPA”) regarding the compliance of packaging and labeling claims on certain of our products in the air and water filtration and humidification categories within the Beauty & Wellness segment that are sold in the U.S. The EPA did not raise any product quality, safety or performance issues. As a result of these packaging and labeling compliance discussions, we completed the repackaging and relabeling of impacted products during fiscal 2023. On August 25, 2026, we entered into a final administrative settlement with the EPA related to this matter for $4.4 million, which will be paid in the third quarter of fiscal 2027. As a result, the estimated liability we recognized during fiscal 2026 of $4.4 million remained outstanding as of August 31, 2026. See Note 8 to the accompanying condensed consolidated financial statements for additional information.

Talcum Powder Litigation Related to the Fiscal 2022 Personal Care Divestiture
On June 7, 2021, we completed the sale of our North America personal care business to HRB Brands LLC (“HRB Brands”). After the sale, we were named as a defendant in multiple lawsuits related to the use of personal care products previously containing talcum powder, primarily Brut deodorant and Ammens powder sold by our wholly-owned subsidiary, Idelle Labs, Ltd. We tendered indemnification of these cases to HRB Brands, which assumed control of the defense of the claims. After many years, during the fourth quarter of fiscal 2026, HRB Brands asserted that it was contesting the indemnification of these cases and tendered the indemnification back to us. Consequently, in order to protect the Company and its rights and defenses, we began to defend these cases. The Company maintains its position that HRB Brands is obligated to defend and indemnify the Company against these claims and plans to vigorously contest HRB Brands’ position. With respect to the talcum powder cases, we believe we have substantial defenses to the claims. The ultimate outcome of enforcing our indemnification claims against HRB Brands and the litigation relating to the talcum cases is inherently uncertain, and we cannot predict its resolution. During the three and six months ended August 31, 2026, we accrued $4.0 million and $5.3 million, respectively, for potential settlements and legal fees and paid approximately $1.4 million during fiscal 2027 related to these cases. As of August 31, 2026, we had an estimated liability of approximately $5.4 million.

Due to HRB Brands’ failure to continue to indemnify these claims, the resulting incurrence of litigation costs related to a divestiture that occurred over five years ago, and the uncertainty of the timing in enforcing our indemnification claims against HRB Brands, management does not believe such costs are normal operating expenses related to the Company’s ongoing operations, revenue generating activities or business strategy. As a result, beginning with the second quarter of fiscal 2027, management determined that costs related to this matter will be adjusted in our non-GAAP financial measures going forward. Accordingly, our adjusted operating income and adjusted income results that follow exclude $4.0 million of divestiture litigation costs for the three and six months ended August 31, 2026 and are reconciled to their applicable GAAP-based financial measure below. For additional information regarding management’s decision to present non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

For the three months ended August 31, 2026, changes in foreign currency exchange rates had a favorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $0.1 million, or less than 0.1%, compared to a favorable year-over-year impact of $0.2 million, or less than 0.1%, for the same period last year. For the six months ended August 31, 2026, changes in foreign currency exchange rates had a favorable year-over-year impact on consolidated U.S. Dollar reported net sales revenue of approximately $3.0 million, or 0.4%, compared to an unfavorable year-over-year impact of $0.8 million, or 0.1%, for the same period last year.

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

	Three Months Ended August 31, 2026				% of Sales Revenue, net
(in thousands)	2026	2025	$ Change	% Change	2026	2025
Sales revenue by segment, net
Home & Outdoor	$227,920	$208,721	$19,199	9.2%	51.7%	48.3%
Beauty & Wellness	213,006	223,060	(10,054)	(4.5)%	48.3%	51.7%
Total sales revenue, net	440,926	431,781	9,145	2.1%	100.0%	100.0%
Cost of goods sold	210,803	241,100	(30,297)	(12.6)%	47.8%	55.8%
Gross profit	230,123	190,681	39,442	20.7%	52.2%	44.2%
SG&A	204,661	176,999	27,662	15.6%	46.4%	41.0%
Asset impairment charges	—	326,394	(326,394)	*	—%	75.6%
Restructuring charges	2,543	3,005	(462)	(15.4)%	0.6%	0.7%
Operating income (loss)	22,919	(315,717)	338,636	*	5.2%	(73.1)%
Non-operating income, net	1,761	249	1,512	*	0.4%	0.1%
Interest expense	10,892	14,221	(3,329)	(23.4)%	2.5%	3.3%
Income (loss) before income tax	13,788	(329,689)	343,477	*	3.1%	(76.4)%
Income tax expense (benefit)	9,156	(21,046)	30,202	*	2.1%	(4.9)%
Net income (loss)	$4,632	$(308,643)	$313,275	*	1.1%	(71.5)%

	Six Months Ended August 31,				% of Sales Revenue, net
(in thousands)	2026	2025	$ Change	% Change	2026	2025
Sales revenue by segment, net
Home & Outdoor	$422,843	$386,704	$36,139	9.3%	50.2%	48.1%
Beauty & Wellness	420,198	416,732	3,466	0.8%	49.8%	51.9%
Total sales revenue, net	843,041	803,436	39,605	4.9%	100.0%	100.0%
Cost of goods sold	428,063	437,744	(9,681)	(2.2)%	50.8%	54.5%
Gross profit	414,978	365,692	49,286	13.5%	49.2%	45.5%
SG&A	329,167	344,663	(15,496)	(4.5)%	39.0%	42.9%
Asset impairment charges	—	740,779	(740,779)	*	—%	92.2%
Restructuring charges	2,543	3,005	(462)	(15.4)%	0.3%	0.4%
Operating income (loss)	83,268	(722,755)	806,023	*	9.9%	(90.0)%
Non-operating income, net	1,979	557	1,422	*	0.2%	0.1%
Interest expense	23,135	28,029	(4,894)	(17.5)%	2.7%	3.5%
Income (loss) before income tax	62,112	(750,227)	812,339	*	7.4%	(93.4)%
Income tax expense	21,718	9,134	12,584	*	2.6%	1.1%
Net income (loss)	$40,394	$(759,361)	$799,755	*	4.8%	(94.5)%

* Calculation is not meaningful.

Second Quarter Fiscal 2027 Financial Results

•Consolidated net sales revenue increased $9.1 million, or 2.1%, to $440.9 million for the three months ended August 31, 2026, compared to $431.8 million for the same period last year.

•Consolidated operating income was $22.9 million for the three months ended August 31, 2026, compared to consolidated operating loss of $315.7 million for the same period last year. Consolidated operating loss for the three months ended August 31, 2025 included pre-tax asset impairment charges of $326.4 million. Consolidated operating margin increased to 5.2% of consolidated net sales revenue for the three months ended August 31, 2026, compared to (73.1)% for the same period last year.

•Consolidated adjusted operating income increased $11.0 million, or 40.9%, to $37.9 million for the three months ended August 31, 2026, compared to $26.9 million for the same period last year. Consolidated adjusted operating margin increased 2.4 percentage points to 8.6% of consolidated net sales revenue for the three months ended August 31, 2026, compared to 6.2% for the same period last year.

•Net income was $4.6 million for the three months ended August 31, 2026, compared to net loss of $308.6 million for the same period last year. Diluted earnings per share was $0.19 for the three months ended August 31, 2026, compared to diluted loss per share of $13.44 for the same period last year.

•Adjusted income increased $5.5 million, or 40.3%, to $19.0 million for the three months ended August 31, 2026, compared to $13.5 million for the same period last year. Adjusted diluted earnings per share increased 33.9% to $0.79 for the three months ended August 31, 2026, compared to $0.59 for the same period last year.

Year-To-Date Fiscal 2027 Financial Results

•Consolidated net sales revenue increased $39.6 million, or 4.9%, to $843.0 million for the six months ended August 31, 2026, compared to $803.4 million for the same period last year.

•Consolidated operating income was $83.3 million for the six months ended August 31, 2026, compared to consolidated operating loss of $722.8 million for the same period last year. Consolidated operating loss for the six months ended August 31, 2025 included pre-tax asset impairment charges of $740.8 million. Consolidated operating margin increased to 9.9% of consolidated net sales revenue for the six months ended August 31, 2026, compared to (90.0)% for the same period last year.

•Consolidated adjusted operating income increased $11.0 million, or 25.5%, to $54.0 million for the six months ended August 31, 2026, compared to $43.1 million for the same period last year. Consolidated adjusted operating margin increased 1.0 percentage points to 6.4% of consolidated net sales revenue for the six months ended August 31, 2026, compared to 5.4% for the same period last year.

•Net income was $40.4 million for the six months ended August 31, 2026, compared to net loss of $759.4 million for the same period last year. Diluted earnings per share was $1.69 for the six months ended August 31, 2026, compared to diluted loss per share of $33.09 for the same period last year.

•Adjusted income was $23.0 million for both the six months ended August 31, 2026 and 2025. Adjusted diluted earnings per share decreased 4.0% to $0.96 for the six months ended August 31, 2026, compared to $1.00 for the same period last year.

Consolidated and Segment Net Sales Revenue

The following tables summarize the impact that Organic business and foreign currency had on our net sales revenue by segment:

	Three Months Ended August 31,
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Fiscal 2026 sales revenue, net	$208,721	$223,060	$431,781
Organic business	19,420	(10,359)	9,061
Impact of foreign currency	(221)	305	84
Change in sales revenue, net	19,199	(10,054)	9,145
Fiscal 2027 sales revenue, net	$227,920	$213,006	$440,926

Total net sales revenue growth (decline)	9.2%	(4.5)%	2.1%
Organic business	9.3%	(4.6)%	2.1%
Impact of foreign currency	(0.1)%	0.1%	—%

	Six Months Ended August 31,
(in thousands)	Home & Outdoor	Beauty & Wellness	Total
Fiscal 2026 sales revenue, net	$386,704	$416,732	$803,436
Organic business	35,043	1,604	36,647
Impact of foreign currency	1,096	1,862	2,958
Change in sales revenue, net	36,139	3,466	39,605
Fiscal 2027 sales revenue, net	$422,843	$420,198	$843,041

Total net sales revenue growth (decline)	9.3%	0.8%	4.9%
Organic business	9.1%	0.4%	4.6%
Impact of foreign currency	0.3%	0.4%	0.4%

In the above tables, Organic business refers to our net sales revenue associated with product lines or brands after the first twelve months from the date the product line or brand was acquired, excluding the impact that foreign currency remeasurement had on reported net sales revenue. Net sales revenue from internally developed brands or product lines is considered Organic business activity.

Consolidated Net Sales Revenue

Comparison of Second Quarter Fiscal 2027 to Second Quarter Fiscal 2026
Consolidated net sales revenue increased $9.1 million, or 2.1%, to $440.9 million, compared to $431.8 million. The increase was primarily driven by an increase in Home & Outdoor reflecting growth across all brands due to strong demand for packs, higher international sales, assortment and distribution gains, higher closeout channel sales, and new product launches. This increase was partially offset by a decrease in Beauty & Wellness driven by declines in hair appliances, prestige hair care and water filtration, which was partially offset by growth in heaters, thermometers and nail care.

Consolidated net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $0.1 million, or less than 0.1%.

Comparison of First Six Months of Fiscal 2027 to First Six Months of Fiscal 2026
Consolidated net sales revenue increased $39.6 million, or 4.9%, to $843.0 million, compared to $803.4 million. The increase was primarily driven by:
•an increase in Home & Outdoor reflecting growth across all brands due to strong demand for packs, new product launches, higher closeout channel sales, and the favorable comparative impact of retailer pull-forward activity in the fourth quarter of fiscal 2025 in response to tariff uncertainty; and
•an increase in Beauty & Wellness due to growth in fans, thermometers, heaters and nail care, which was partially offset by a decline in hair appliances and prestige hair care products.

Consolidated net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $3.0 million, or 0.4%.

Segment Net Sales Revenue

Home & Outdoor

Comparison of Second Quarter Fiscal 2027 to Second Quarter Fiscal 2026
Net sales revenue increased $19.2 million, or 9.2%, to $227.9 million, compared to $208.7 million. The increase reflects growth across all brands and was primarily driven by:
•strong demand for technical, travel and lifestyle packs;
•an increase in international sales;
•assortment and distributions gains;
•higher closeout channel sales; and
•incremental sales from new product launches.

Segment net sales revenue was unfavorably impacted by net foreign currency fluctuations of approximately $0.2 million, or 0.1%.

Comparison of First Six Months of Fiscal 2027 to First Six Months of Fiscal 2026
Net sales revenue increased $36.1 million, or 9.3%, to $422.8 million, compared to $386.7 million. The increase reflects growth across all brands and was primarily driven by:
•strong demand for technical, lifestyle and travel packs across all channels;
•the favorable comparative impact of lower first quarter fiscal 2026 sales due to retailer pull-forward activity in the fourth quarter of fiscal 2025 in response to tariff uncertainty and potential supply disruption;
•incremental sales from new product launches;
•higher closeout channel sales; and
•increased sales from new and expanded distribution in the home category.

These factors were partially offset by a decrease in international and club channel sales in the home category.

Segment net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $1.1 million, or 0.3%.

Beauty & Wellness

Comparison of Second Quarter Fiscal 2027 to Second Quarter Fiscal 2026
Net sales revenue decreased $10.1 million, or 4.5%, to $213.0 million, compared to $223.1 million. The decrease was primarily driven by:
•a decline in Beauty hair appliances and prestige hair care products primarily due to softer consumer demand, including the impact of consumer price sensitivity, continued competition, reduced replenishment orders from retail customers and lower closeout channel sales; and
•a decrease in water filtration primarily driven by softer consumer demand and increased competitive marketing activity.

These factors were partially offset by:
•an increase in heater and thermometer sales benefitting from the favorable comparative impact of tariff related effects of reduced direct import orders and disruption in the China market during the same period last year;
•growth in nail care due to strong consumer demand, improved replenishment orders and new and expanded distribution; and
•incremental growth from new product launches.

Segment net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $0.3 million, or 0.1%.

Comparison of First Six Months of Fiscal 2027 to First Six Months of Fiscal 2026
Net sales revenue increased $3.5 million, or 0.8%, to $420.2 million, compared to $416.7 million. The increase was primarily driven by:
•an increase in fan, thermometer and heater sales benefitting from the favorable comparative impact of tariff related effects of cancelled or reduced direct import orders and disruption in the China market during the same period last year;
•growth in nail care due to strong consumer demand and new and expanded distribution; and
•incremental growth from new product launches.

These factors were partially offset by a decline in Beauty hair appliances and prestige hair care products primarily due to softer consumer demand, including the impact of consumer price sensitivity, continued competition, reduced replenishment orders from retail customers and lower closeout channel sales.

Segment net sales revenue was favorably impacted by net foreign currency fluctuations of approximately $1.9 million, or 0.4%.

Consolidated Gross Profit Margin

Comparison of Second Quarter Fiscal 2027 to Second Quarter Fiscal 2026
Consolidated gross profit margin increased 8.0 percentage points to 52.2%, compared to 44.2%. The increase in consolidated gross profit margin was primarily due to the favorable impact of tariff refunds, net of higher tariff costs, and lower overall retail trade and promotional expense year-over-year.

These factors were partially offset by inflationary product cost pressure due to commodities, fuel prices, freight, foreign currency and supply availability, and a less favorable inventory obsolescence impact year-over-year.

Comparison of First Six Months of Fiscal 2027 to First Six Months of Fiscal 2026
Consolidated gross profit margin increased 3.7 percentage points to 49.2%, compared to 45.5%. The increase in consolidated gross profit margin was primarily due to the favorable impact of tariff refunds, net of higher tariff costs.

These factors were partially offset by a less favorable inventory obsolescence impact year-over-year.

Consolidated SG&A

Comparison of Second Quarter Fiscal 2027 to Second Quarter Fiscal 2026
Consolidated SG&A ratio increased 5.4 percentage points to 46.4%, compared to 41.0%. The increase in the consolidated SG&A ratio was primarily due to:
•an increase in personnel expense, which includes investment in the organizational structure, higher incentive compensation and health insurance expense year-over-year;
•increased packaging related costs including investment in packaging redesign and packaging disposal costs to comply with extended producer responsibility (“EPR”) programs;
•divestiture litigation costs; and
•higher marketing expense, which includes incremental investments in demand creation, consumer insights, and content development.

Comparison of First Six Months of Fiscal 2027 to First Six Months of Fiscal 2026
Consolidated SG&A ratio decreased 3.9 percentage points to 39.0%, compared to 42.9%. The decrease in the consolidated SG&A ratio was primarily due to:
•a gain on the sale of our distribution facility in Southaven, Mississippi of $54.9 million;
•the favorable comparative impact of CEO succession costs of $3.5 million recognized in the prior year period; and
•the impact of favorable operating leverage.

These factors were partially offset by:
•increased packaging related costs to comply with EPR programs;
•an increase in personnel expense, which includes investment in the organizational structure and higher incentive compensation expense year-over-year; and
•divestiture litigation costs.

Asset Impairment Charges

We did not record any asset impairment charges during the first six months of fiscal 2027. During the three months ended August 31, 2025, we recorded asset impairment charges of $326.4 million ($294.0 million after tax) to reduce our goodwill by $292.6 million and our other intangible assets by $33.8 million. During the six months ended August 31, 2025, we recorded asset impairment charges of $740.8 million ($730.1 million after tax) to reduce our goodwill by $609.6 million and our other intangible assets by $131.2 million. For additional information regarding the testing and analysis performed, see Note 5 to the accompanying condensed consolidated financial statements.

Restructuring Charges

During the three and six months ended August 31, 2026 and 2025, we incurred $2.5 million and $3.0 million, respectively, of pre-tax restructuring charges for severance and employee related costs as a result of strategic organizational changes.

Operating Income (Loss), Operating Margin, Adjusted Operating Income (non-GAAP) and Adjusted Operating Margin (non-GAAP) by Segment

In order to provide a better understanding of the impact of certain items on our operating income (loss), the tables that follow report the comparative pre-tax impact of asset impairment charges, CEO succession costs, divestiture litigation costs, gain on sale of distribution facility, restructuring charges, amortization of intangible assets and non-cash share-based compensation, as applicable, on operating income (loss) and operating margin for each segment and in total for the periods presented below. Adjusted operating income and adjusted operating margin may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended August 31, 2026
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating income (loss), as reported (GAAP)	$24,067	10.6%	$(1,148)	(0.5)%	$22,919	5.2%
Divestiture litigation costs	—	—%	4,002	1.9%	4,002	0.9%
Restructuring charges	814	0.4%	1,729	0.8%	2,543	0.6%
Subtotal	24,881	10.9%	4,583	2.2%	29,464	6.7%
Amortization of intangible assets	559	0.2%	2,781	1.3%	3,340	0.8%
Non-cash share-based compensation	2,514	1.1%	2,629	1.2%	5,143	1.2%
Adjusted operating income (non-GAAP)	$27,954	12.3%	$9,993	4.7%	$37,947	8.6%

	Three Months Ended August 31, 2025
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating loss, as reported (GAAP)	$(72,578)	(34.8)%	$(243,139)	(109.0)%	$(315,717)	(73.1)%
Asset impairment charges	85,537	41.0%	240,857	108.0%	326,394	75.6%
Restructuring charges	1,501	0.7%	1,504	0.7%	3,005	0.7%
Subtotal	14,460	6.9%	(778)	(0.3)%	13,682	3.2%
Amortization of intangible assets	1,373	0.7%	2,512	1.1%	3,885	0.9%
Non-cash share-based compensation	4,248	2.0%	5,124	2.3%	9,372	2.2%
Adjusted operating income (non-GAAP)	$20,081	9.6%	$6,858	3.1%	$26,939	6.2%

	Six Months Ended August 31, 2026
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating income, as reported (GAAP)	$32,232	7.6%	$51,036	12.1%	$83,268	9.9%
Divestiture litigation costs	—	—%	4,002	1.0%	4,002	0.5%
Gain on sale of distribution facility	—	—%	(54,854)	(13.1)%	(54,854)	(6.5)%
Restructuring charges	814	0.2%	1,729	0.4%	2,543	0.3%
Subtotal	33,046	7.8%	1,913	0.5%	34,959	4.1%
Amortization of intangible assets	1,932	0.5%	5,563	1.3%	7,495	0.9%
Non-cash share-based compensation	5,308	1.3%	6,272	1.5%	11,580	1.4%
Adjusted operating income (non-GAAP)	$40,286	9.5%	$13,748	3.3%	$54,034	6.4%

	Six Months Ended August 31, 2025
(in thousands)	Home & Outdoor		Beauty & Wellness		Total
Operating loss, as reported (GAAP)	$(286,371)	(74.1)%	$(436,384)	(104.7)%	$(722,755)	(90.0)%
Asset impairment charges	304,632	78.8%	436,147	104.7%	740,779	92.2%
CEO succession costs	1,742	0.5%	1,742	0.4%	3,484	0.4%
Restructuring charges	1,501	0.4%	1,504	0.4%	3,005	0.4%
Subtotal	21,504	5.6%	3,009	0.7%	24,513	3.1%
Amortization of intangible assets	3,155	0.8%	5,719	1.4%	8,874	1.1%
Non-cash share-based compensation	4,282	1.1%	5,386	1.3%	9,668	1.2%
Adjusted operating income (non-GAAP)	$28,941	7.5%	$14,114	3.4%	$43,055	5.4%

Consolidated Operating Income (Loss)

Comparison of Second Quarter Fiscal 2027 to Second Quarter Fiscal 2026
Consolidated operating income was $22.9 million, or 5.2% of net sales revenue, compared to consolidated operating loss of $315.7 million, or (73.1)% of net sales revenue. Operating loss in the second quarter of fiscal 2026 included $326.4 million of pre-tax asset impairment charges. The remaining 2.7 percentage point increase in consolidated operating margin was primarily due to:
•the favorable impact of tariff refunds, net of higher tariff costs;
•lower overall retail trade and promotional expense year-over-year; and
•the impact of favorable operating leverage.

These factors were partially offset by:
•an increase in personnel expense which includes investment in the organizational structure, higher incentive compensation and health insurance expense year-over-year;
•increased packaging related costs including investment in packaging redesign and packaging disposal costs to comply with EPR programs;
•divestiture litigation costs;
•inflationary product cost pressure due to commodities, fuel prices, freight, foreign currency and supply availability;
•higher marketing expense, which includes incremental investments in demand creation, consumer insights, and content development; and
•a less favorable inventory obsolescence impact year-over-year.

Consolidated adjusted operating income increased $11.0 million, or 40.9%, to $37.9 million, or 8.6% of net sales revenue, compared to $26.9 million, or 6.2% of net sales revenue.

Comparison of First Six Months of Fiscal 2027 to First Six Months of Fiscal 2026
Consolidated operating income was $83.3 million, or 9.9% of net sales revenue, compared to consolidated operating loss of $722.8 million, or (90.0)% of net sales revenue. Operating loss during the first six months of fiscal 2026 included $740.8 million of pre-tax asset impairment charges. The remaining 7.7 percentage point increase in consolidated operating margin was primarily due to:
•a gain on the sale of our distribution facility in Southaven, Mississippi of $54.9 million;
•the favorable impact of tariff refunds, net of higher tariff costs;
•the favorable comparative impact of CEO succession costs of $3.5 million recognized in the prior year period; and
•the impact of favorable operating leverage.

These factors were partially offset by:
•increased packaging related costs to comply with EPR programs;
•an increase in personnel expense, which includes investment in the organizational structure and higher incentive compensation expense year-over-year;
•divestiture litigation costs; and
•a less favorable inventory obsolescence impact year-over-year.

Consolidated adjusted operating income increased $11.0 million, or 25.5%, to $54.0 million, or 6.4% of net sales revenue, compared to $43.1 million, or 5.4% of net sales revenue.

Home & Outdoor

Comparison of Second Quarter Fiscal 2027 to Second Quarter Fiscal 2026
Operating income was $24.1 million, or 10.6% of segment net sales revenue, compared to operating loss of $72.6 million, or (34.8)% of segment net sales revenue. Operating loss in the second quarter of fiscal 2026 included $85.5 million of pre-tax asset impairment charges. The remaining 4.4 percentage point increase in segment operating margin was primarily due to:
•the favorable impact of tariff refunds, net of higher tariff costs; and
•the impact of favorable operating leverage.

These factors were partially offset by:
•increased packaging related costs including investment in packaging redesign and packaging disposal costs to comply with EPR programs;
•an increase in personnel expense, which includes investment in the organizational structure, higher incentive compensation and health insurance expense year-over-year;
•inflationary product cost pressure due to commodities, fuel prices, freight, foreign currency and supply availability; and
•higher marketing expense.

Adjusted operating income increased $7.9 million, or 39.2%, to $28.0 million, or 12.3% of segment net sales revenue, compared to $20.1 million, or 9.6% of segment net sales revenue.

Comparison of First Six Months of Fiscal 2027 to First Six Months of Fiscal 2026
Operating income was $32.2 million, or 7.6% of segment net sales revenue, compared to operating loss of $286.4 million, or (74.1)% of segment net sales revenue. Operating loss during the first six months of fiscal 2026 included $304.6 million of pre-tax asset impairment charges. The remaining 2.9 percentage point increase in segment operating margin was primarily due to:
•the favorable impact of tariff refunds, net of higher tariff costs; and
•the impact of favorable operating leverage.

These factors were partially offset by:
•increased packaging related costs to comply with EPR programs; and
•an increase in personnel expense, which includes investment in the organizational structure and higher incentive compensation expense year-over-year.

Adjusted operating income increased $11.3 million, or 39.2%, to $40.3 million, or 9.5% of segment net sales revenue, compared to $28.9 million, or 7.5% of segment net sales revenue.

Beauty & Wellness

Comparison of Second Quarter Fiscal 2027 to Second Quarter Fiscal 2026
Operating loss was $1.1 million, or (0.5)% of segment net sales revenue, compared to operating loss of $243.1 million, or (109.0)% of segment net sales revenue. Operating loss in the second quarter of fiscal 2026 included $240.9 million of pre-tax asset impairment charges. The remaining 0.5 percentage point increase in segment operating margin was primarily due to:
•the favorable impact of tariff refunds, net of higher tariff costs; and
•lower overall retail trade and promotional expense year-over-year.

These factors were partially offset by:
•an increase in personnel expense, which includes investment in the organizational structure higher incentive compensation and health insurance expense year-over-year;
•divestiture litigation costs;
•increased packaging related costs to comply with EPR programs;
•inflationary product cost pressure due to commodities, fuel prices, freight, foreign currency and supply availability;
•higher marketing expense;
•a less favorable inventory obsolescence impact year-over-year; and
•the impact of unfavorable operating leverage.

Adjusted operating income increased $3.1 million, or 45.7%, to $10.0 million, or 4.7% of segment net sales revenue, compared to $6.9 million, or 3.1% of segment net sales revenue.

Comparison of First Six Months of Fiscal 2027 to First Six Months of Fiscal 2026
Operating income was $51.0 million, or 12.1% of segment net sales revenue, compared to operating loss of $436.4 million, or (104.7)% of segment net sales revenue. Operating loss during the first six months of fiscal 2026 included $436.1 million of pre-tax asset impairment charges. The remaining 12.1 percentage point increase in segment operating margin was primarily due to:
•a gain on the sale of our distribution facility in Southaven, Mississippi of $54.9 million; and
•the favorable impact of tariff refunds, net of higher tariff costs.

These factors were partially offset by:
•divestiture litigation costs;
•a less favorable inventory obsolescence impact year-over-year;
•higher marketing expense;
•an increase in personnel expense, which includes investment in the organizational structure and higher incentive compensation expense; and
•increased packaging related costs to comply with EPR programs.

Adjusted operating income decreased $0.4 million, or 2.6%, to $13.7 million, or 3.3% of segment net sales revenue, compared to $14.1 million, or 3.4% of segment net sales revenue.

Interest Expense

Comparison of Second Quarter Fiscal 2027 to Second Quarter Fiscal 2026
Interest expense was $10.9 million, compared to $14.2 million. The decrease in interest expense was primarily due to lower average borrowings outstanding and a lower average effective interest rate, inclusive of the impact of our interest rate swaps, compared to the same period last year.

Comparison of First Six Months of Fiscal 2027 to First Six Months of Fiscal 2026
Interest expense was $23.1 million, compared to $28.0 million. The decrease in interest expense was primarily due to lower average borrowings outstanding compared to the same period last year.

Income Tax Expense

The comparison of our effective tax rate between periods is often impacted by the geographic mix of earnings among our various tax jurisdictions. Due to our organization in Bermuda and the ownership structure of our foreign subsidiaries, many of which are not owned directly or indirectly by a U.S. parent company, an immaterial amount of our foreign income is subject to U.S. taxation on a permanent basis under current law. Additionally, our intangible assets are primarily owned by foreign affiliates, generally resulting in proportionally higher earnings in jurisdictions with statutory tax rates lower than that of the U.S.

For interim periods, our income tax expense and resulting effective tax rate are based on an estimated annual effective tax rate, adjusted for the impact of discrete items recognized in the period. Jurisdictions with year-to-date or forecasted losses for which a tax benefit cannot be recognized are excluded from the estimated annual effective tax rate calculation, which may increase the effective tax rate in interim periods.

Discrete items are recognized in the period in which they occur and include changes in tax laws or rates, changes in estimates for uncertain tax positions, excess tax benefits or deficiencies from stock-based compensation, foreign currency remeasurement effects that cannot be reasonably estimated as part of the annual effective tax rate, and other infrequent or non-recurring items. Discrete items do not include the asset impairment charges described below and in Note 5 to the accompanying condensed consolidated financial statements.

During the three and six months ended August 31, 2025, we recognized goodwill and other intangible asset impairment charges of $326.4 million and $740.8 million, respectively, which included $246.0 million and $511.0 million, respectively, of non-deductible goodwill that did not result in a tax benefit. The tax benefit on the impairment charge was recognized over the course of fiscal 2026 in relation to pre-tax book income, rather than as a discrete item in the periods in which the charges were incurred.

The downward revisions to our internal forecasts utilized in our impairment testing during the first half of fiscal 2026 impacted our assessment of the future realizability of a related deferred tax asset, which led to the recording of discrete valuation allowances of $13.5 million and $30.0 million during the three and six months ended August 31, 2025, respectively.

For the three months ended August 31, 2026, income tax expense was $9.2 million on pre-tax income of $13.8 million, compared to an income tax benefit of $21.0 million on a pre-tax loss of $329.7 million for the same period last year. The increase in income tax expense and effective tax rate was primarily due to an increase in jurisdictions with losses excluded from the estimated annual effective tax rate calculation in fiscal 2027, and was also affected by impairment charges and the timing of related tax effects and deferred tax asset valuation allowances recognized in the same period last year.

For the six months ended August 31, 2026, income tax expense was $21.7 million on pre-tax income of $62.1 million, compared to income tax expense of $9.1 million on a pre-tax loss of $750.2 million for the same period last year. The increase in income tax expense and effective tax rate was primarily due to income tax expense recognized on the gain from the sale of our distribution facility in Southaven, Mississippi and an increase in jurisdictions with losses excluded from the estimated annual effective tax rate calculation in fiscal 2027, and was also affected by impairment charges and the timing of related tax effects and deferred tax asset valuation allowances recognized in the same period last year.

Net Income (Loss), Diluted Earnings (Loss) Per Share, Adjusted Income (non-GAAP) and Adjusted Diluted Earnings Per Share (non-GAAP)

In order to provide a better understanding of the impact of certain items on our income (loss) and diluted earnings (loss) per share, the tables that follow report the comparative after-tax impact of asset impairment charges, CEO succession costs, divestiture litigation costs, gain on sale of distribution facility, intangible asset reorganization, restructuring charges, amortization of intangible assets and non-cash share-based compensation, as applicable, on income (loss) and diluted earnings (loss) per share for the periods presented below. Adjusted income and adjusted diluted earnings per share may be considered non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. For additional information regarding management’s decision to present this non-GAAP financial information, see the introduction to this Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended August 31, 2026
	Income			Diluted Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$13,788	$9,156	$4,632	$0.57	$0.38	$0.19
Divestiture litigation costs	4,002	—	4,002	0.17	—	0.17
Restructuring charges	2,543	—	2,543	0.11	—	0.11
Subtotal	20,333	9,156	11,177	0.84	0.38	0.46
Amortization of intangible assets	3,340	451	2,889	0.14	0.02	0.12
Non-cash share-based compensation	5,143	212	4,931	0.21	0.01	0.20
Adjusted (non-GAAP)	$28,816	$9,819	$18,997	$1.19	$0.41	$0.79

Weighted average shares of common stock used in computing reported and non-GAAP diluted earnings per share						24,153

	Three Months Ended August 31, 2025
	(Loss) Income			Diluted (Loss) Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$(329,689)	$(21,046)	$(308,643)	$(14.36)	$(0.92)	$(13.44)
Asset impairment charges	326,394	32,419	293,975	14.18	1.41	12.77
Intangible asset reorganization	—	(13,485)	13,485	—	(0.59)	0.59
Restructuring charges	3,005	421	2,584	0.13	0.02	0.11
Subtotal	(290)	(1,691)	1,401	(0.01)	(0.07)	0.06
Amortization of intangible assets	3,885	669	3,216	0.17	0.03	0.14
Non-cash share-based compensation	9,372	445	8,927	0.41	0.02	0.39
Adjusted (non-GAAP)	$12,967	$(577)	$13,544	$0.56	$(0.03)	$0.59

Weighted average shares of common stock used in computing:
Diluted loss per share, as reported						22,959
Adjusted diluted earnings per share (non-GAAP)						23,012

	Six Months Ended August 31, 2026
	Income			Diluted Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$62,112	$21,718	$40,394	$2.59	$0.91	$1.69
Divestiture litigation costs	4,002	—	4,002	0.17	—	0.17
Gain on sale of distribution facility	(54,854)	(13,549)	(41,305)	(2.29)	(0.57)	(1.72)
Restructuring charges	2,543	—	2,543	0.11	—	0.11
Subtotal	13,803	8,169	5,634	0.58	0.34	0.24
Amortization of intangible assets	7,495	1,123	6,372	0.31	0.05	0.27
Non-cash share-based compensation	11,580	636	10,944	0.48	0.03	0.46
Adjusted (non-GAAP)	$32,878	$9,928	$22,950	$1.37	$0.41	$0.96

Weighted average shares of common stock used in computing reported and non-GAAP diluted earnings per share						23,956

	Six Months Ended August 31, 2025
	(Loss) Income			Diluted (Loss) Earnings Per Share
(in thousands, except per share data)	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
As reported (GAAP)	$(750,227)	$9,134	$(759,361)	$(32.69)	$0.40	$(33.09)
Asset impairment charges	740,779	10,650	730,129	32.22	0.46	31.76
CEO succession costs	3,484	153	3,331	0.15	0.01	0.14
Intangible asset reorganization	—	(29,959)	29,959	—	(1.30)	1.30
Restructuring charges	3,005	421	2,584	0.13	0.02	0.11
Subtotal	(2,959)	(9,601)	6,642	(0.13)	(0.42)	0.29
Amortization of intangible assets	8,874	1,551	7,323	0.39	0.07	0.32
Non-cash share-based compensation	9,668	602	9,066	0.42	0.03	0.39
Adjusted (non-GAAP)	$15,583	$(7,448)	$23,031	$0.68	$(0.32)	$1.00

Weighted average shares of common stock used in computing:
Diluted loss per share, as reported						22,951
Adjusted diluted earnings per share (non-GAAP)						22,992

Comparison of Second Quarter Fiscal 2027 to Second Quarter Fiscal 2026
Net income was $4.6 million, compared to net loss of $308.6 million. Diluted earnings per share was $0.19, compared to diluted loss per share of $13.44. The increase is primarily due to the comparative impact of after-tax asset impairment charges of $294.0 million and valuation allowances on deferred tax assets related to our intangible asset reorganization both recognized during the second quarter of fiscal 2026, higher operating income exclusive of asset impairment charges and a decrease in interest expense. These impacts were partially offset by higher income tax expense.

Adjusted income increased $5.5 million, or 40.3%, to $19.0 million, compared to $13.5 million. Adjusted diluted earnings per share increased 33.9% to $0.79, compared to $0.59.

Comparison of First Six Months of Fiscal 2027 to First Six Months of Fiscal 2026
Net income was $40.4 million, compared to net loss of $759.4 million. Diluted earnings per share was $1.69, compared to diluted loss per share of $33.09. The increase is primarily due to the comparative impact of after-tax asset impairment charges of $730.1 million and valuation allowances on deferred tax assets related to our intangible asset reorganization both recognized during the first six months of fiscal 2026, the recognition of an after-tax gain on the sale of our distribution facility of $41.3 million during the first quarter of fiscal 2027, higher operating income exclusive of the aforementioned items and a decrease in interest expense. These impacts were partially offset by higher income tax expense.

Adjusted income was $23.0 million for both the six months ended August 31, 2026 and 2025. Adjusted diluted earnings per share decreased 4.0% to $0.96, compared to $1.00.

Liquidity and Capital Resources

We principally rely on our cash flow from operations and borrowings under our Credit Agreement (as defined below) to finance our operations, capital and intangible asset expenditures, acquisitions and share repurchases. Historically, our principal uses of cash to fund our operations have included operating expenses, primarily SG&A, and working capital, predominantly for inventory purchases and the extension of credit to our retail customers. We have typically been able to generate positive cash flow from operations sufficient to fund our operating activities. In the past, we have utilized a combination of available cash and existing, or additional, sources of financing to fund strategic acquisitions, share repurchases and capital investments. We generated $56.5 million in cash from operations during the first six months of fiscal 2027 and had $22.6 million in cash and cash equivalents at August 31, 2026. As of August 31, 2026, the amount of cash and cash equivalents held by our foreign subsidiaries was $18.1 million. We have no existing activities involving special purpose entities or off-balance sheet financing.

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

Operating Activities

Operating activities provided net cash of $56.5 million for the six months ended August 31, 2026, compared to net cash provided of $47.9 million for the same period last year. The increase in cash provided by operating activities was primarily driven by an increase in cash earnings and decreases in payments for inventory, inclusive of tariffs, and interest, partially offset by increases in cash used primarily for accounts receivable, annual incentive compensation and income taxes.

Investing Activities

Investing activities provided net cash of $60.3 million during the six months ended August 31, 2026, compared to net cash used of $21.0 million for the same period last year. The increase in cash provided by investing activities was primarily due to proceeds received from the sale of our distribution facility in Southaven, Mississippi and a decrease in capital and intangible asset expenditures.

Financing Activities

Financing activities used net cash of $113.0 million during the six months ended August 31, 2026, compared to net cash used of $23.4 million for the same period last year. The increase in cash used by financing activities is primarily due to net repayments of our long-term debt of $109.0 million and a $4.1 million contingent consideration payment related to the Olive & June acquisition during the first six months of fiscal 2027, in comparison to net repayments of long-term debt of $23.2 million during the same period last year.

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

The floating interest rates on our borrowings under the Credit Agreement are hedged with interest rate swaps to effectively fix interest rates on $300 million and $325 million of the outstanding principal balance under the Credit Agreement as of August 31, 2026 and February 28, 2026, respectively. For additional information regarding our interest rate swaps, see Notes 10, 11, and 12 to the accompanying condensed consolidated financial statements.

As of August 31, 2026, the outstanding Credit Agreement principal balance was $676.5 million (excluding prepaid financing fees) and the balance of outstanding letters of credit was $9.5 million. As of August 31, 2026, the amount available for revolving loans under the Credit Agreement was $528.8 million, and the amount available per the maximum Leverage Ratio was $277.3 million. Covenants in the Credit Agreement limit the amount of total indebtedness we can incur. As of August 31, 2026, these covenants effectively limited our ability to incur more than $277.3 million of additional debt from all sources, including the Credit Agreement.

Debt Covenants

As of August 31, 2026, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

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

The following table summarizes our share repurchase activity for the periods shown:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
June 1 through June 30, 2026	7	$26.66	7	$496,798
July 1 through July 31, 2026	1,651	28.35	1,651	496,751
August 1 through August 31, 2026	—	—	—	496,751
Total	1,658	$28.35	1,658
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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended August 31, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.	EXHIBITS
	(a)	Exhibits

10.1†
Amendment No. 1 to the Helen of Troy Limited 2025 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2026).

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2026, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (Loss), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements.

		104	Cover Page, Interactive Data File formatted in iXBRL and contained in Exhibit 101.

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELEN OF TROY LIMITED
(Registrant)

Date:	October 8, 2026	/s/ G. Scott Uzzell
G. Scott Uzzell
Chief Executive Officer and Director (Principal Executive Officer)

Date:	October 8, 2026	/s/ Brian L. Grass
Brian L. Grass
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)